Form 10-Q
period 2011-03-31
CVR PARTNERS, LP
filed 2011-05-11
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-35120

CVR PARTNERS, LP
(Exact name of registrant as specified in its charter)

Delaware	56-2677689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of Principal Executive Offices)	77479 (Zip Code)

(Registrant’s telephone number, including area code)
(281) 207-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 73,000,000 common units outstanding at May 9, 2011.

CVR PARTNERS, LP AND SUBSIDIARY

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2011

i

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q.

ammonia — Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

catalyst — A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

CRLLC — Coffeyville Resources, LLC, the subsidiary of CVR Energy, Inc. which was our sole limited partner prior to the Offering and now directly owns our general partner and 50,920,000 common units following the Offering.

common units  — common units representing limited partner interests of CVR Partners, LP.

corn belt — The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

CVR Energy — CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol “CVI,” together with its subsidiaries, but excluding CVR Partners, LP and its subsidiary. Subsequent to the completion of the Offering, CVR Energy indirectly owns our general partner and 50,920,000 common units.

ethanol — A clear, colorless, flammable oxygenated hydrocarbon. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

farm belt — Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

general partner — CVR GP, LLC, our general partner which, following the Offering, is a wholly-owned subsidiary of CRLLC, and prior to the Offering was our managing general partner and a wholly-owned subsidiary of Coffeyville Acquisition III LLC.

MMBtu — One million British thermal units or Btu is a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

Offering — Initial public offering of CVR Partners, LP common units that closed on April 13, 2011.

on-stream factor — measurement of the reliability of the gasification, ammonia and UAN units defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

turnaround — A periodically required standard procedure to inspect, refurbish, repair and maintain the nitrogen fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every two years for the nitrogen fertilizer plant.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$71,369	$42,745
Accounts receivable, net of allowance for doubtful accounts of $47 and $43, respectively	7,407	5,036
Inventories	20,820	19,830
Prepaid expenses and other current assets including $164 and $2,587 from affiliates at March 31, 2011 and December 31, 2010, respectively	5,889	5,557

Total current assets	105,485	73,168
Property, plant, and equipment, net of accumulated depreciation	332,945	337,938
Intangible assets, net	43	46
Goodwill	40,969	40,969
Other long-term assets	33	44

Total assets	$479,475	$452,165

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,505 and $3,323 due to affiliates at March 31, 2011 and December 31, 2010, respectively	$12,479	$17,758
Personnel accruals	1,421	1,848
Deferred revenue	26,696	18,660
Accrued expenses and other current liabilities	11,398	7,810

Total current liabilities	51,994	46,076
Long-term liabilities:
Other long-term liabilities	3,935	3,886

Total long-term liabilities	3,935	3,886
Commitments and contingencies
Partners’ capital:
Special general partner’s interest, 30,303,000 units issued and outstanding	419,270	397,951
Limited partner’s interest, 30,333 units issued and outstanding	422	398
Managing partner’s interest	3,854	3,854

Total partners’ capital	423,546	402,203

Total liabilities and partners’ capital	$479,475	$452,165

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2011	2010
	(unaudited)
	(dollars in thousands)

Net sales	$57,377	$38,285
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	1,469	1,006
Cost of product sold (exclusive of depreciation and amortization) — Third parties	6,022	3,971

	7,491	4,977

Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	693	494
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	22,331	21,679

	23,024	22,173

Insurance recovery — business interruption	(2,870)	—
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	6,398	2,982
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,931	520

	8,329	3,502

Depreciation and amortization	4,637	4,665

Total operating costs and expenses	40,611	35,317

Operating income	16,766	2,968
Other income (expense):
Interest income	7	3,119
Other income (expense)	(29)	(56)

Total other income (expense)	(22)	3,063

Income before income tax expense	16,744	6,031
Income tax expense	10	28

Net income	$16,734	$6,003

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
	(in thousands)

Cash flows from operating activities:
Net income	$16,734	$6,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,637	4,665
Allowance for doubtful accounts	4	(12)
Loss on disposition of fixed assets	631	42
Share-based compensation — Affiliates	4,609	1,096
Accounts receivable	(2,375)	(209)
Inventories	(990)	(1,846)
Insurance receivable	(2,870)	—
Business interruption insurance proceeds	2,315	—
Prepaid expenses and other current assets	1,708	(143)
Accounts payable	(3,499)	1,166
Deferred revenue	8,036	19,784
Accrued expenses and other current liabilities	3,161	2,634
Other long-term liabilities	49	70

Net cash provided by operating activities	32,150	33,250

Cash flows from investing activities:
Capital expenditures	(2,041)	(1,216)
Insurance proceeds from UAN reactor rupture	225	—

Net cash used in investing activities	(1,816)	(1,216)

Cash flows from financing activities:
Deferred costs of initial public offering	(1,615)	—
Payment of financing costs	(95)	—
Due from affiliate	—	(33,901)

Net cash used in financing activities	(1,710)	(33,901)

Net increase (decrease) in cash and cash equivalents	28,624	(1,867)
Cash and cash equivalents, beginning of period	42,745	5,440

Cash and cash equivalents, end of period	$71,369	$3,573

Supplemental disclosures:
Non-cash investing activities:
Accrual of construction in progress additions	$(1,780)	$(499)

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

(1)	Formation of the Partnership, Organization and Nature of Business

Organization

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership, formed in June 2007 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiary, “CVR Energy”) to own Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), previously a wholly-owned subsidiary of CVR Energy. CRNF is an independent producer and marketer of upgraded nitrogen fertilizer products sold in North America. CRNF operates a dual-train coke gasifier plant that produces high-purity hydrogen, most of which is subsequently converted to ammonia and upgraded to urea ammonium nitrate (“UAN”).

CRNF produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. CRNF’s principal products are ammonia and UAN. These products are manufactured at CRNF’s facility in Coffeyville, Kansas. CRNF’s product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis.

In October 2007, CVR Energy, through its wholly-owned subsidiary, Coffeyville Resources, LLC (“CRLLC”), transferred CRNF, which operated CRLLC’s nitrogen fertilizer business, to the Partnership. This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. The Partnership became the sole member of CRNF. In consideration for CRLLC transferring its nitrogen fertilizer business to the Partnership, (1) CRLLC directly acquired 30,333 special LP units, representing a 0.1% limited partner interest in the Partnership, (2) a wholly-owned subsidiary of CRLLC, acquired 30,303,000 special GP units, representing a 99.9% general partner interest in the Partnership, and (3) the managing general partner, then owned by CRLLC, acquired a managing general partner interest and incentive distribution rights (“IDRs”) of the Partnership. Immediately prior to CVR Energy’s initial public offering, CVR Energy sold the managing general partner interest (together with the IDRs) to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by funds affiliated with Goldman, Sachs & Co. (the “Goldman Sachs Funds”) and Kelso & Company, L.P. (the “Kelso Funds”) and members of CVR Energy’s management team, for its fair market value on the date of sale. CVR Energy initially indirectly owned all of the interests in the Partnership (other than the managing general partner interest and the IDRs) and initially was entitled to all cash distributed by the Partnership.

Initial Public Offering of CVR Partners, LP

On April 13, 2011, CVR Partners completed an initial public offering of 22,080,000 common units priced at $16.00 per unit (the “Offering”) (such amount includes common units issued pursuant to the exercise of the underwriters’ over-allotment option). The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol “UAN”.

The net proceeds to CVR Partners from the Offering (including the net proceeds from the exercise of the underwriter’s over-allotment option) were approximately $324.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership’s obligation to reimburse CRLLC for certain capital expenditures CRLLC made with respect to the nitrogen fertilizer business prior to October 24, 2007; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by the general partner; approximately $4.4 million was used to pay financing fees and associated legal and professional fees resulting from the new credit facility; and the

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance was used or will be used for general partnership purposes, including approximately $104.0 million to fund the continuation of the UAN expansion at the nitrogen fertilizer plant.

Immediately prior to the closing of the Offering, the Partnership distributed approximately $54.0 million of cash on hand to CRLLC. In connection with the Offering, the Partnership’s special LP units were converted into common units, the Partnership’s special GP units were converted into common units, and the Partnership’s special general partner was merged with and into CRLLC, with CRLLC continuing as the surviving entity. Additionally, in conjunction with the managing general partner selling its IDRs to the Partnership, which were then extinguished, CALLC III sold the managing general partner to CRLLC for a nominal amount.

Subsequent to the closing of the Offering, common units held by public security holders represent approximately 30.2% of all outstanding limited partner interests. CRLLC holds approximately 69.8% of all outstanding limited partner interests.

The Partnership is operated by CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, the managing general partner and the Partnership. In October 2007, the managing general partner, the special general partner, and CRLLC, as the limited partner, entered into an amended and restated limited partnership agreement setting forth the various rights and responsibilities of the partners of CVR Partners. The Partnership also entered into a number of agreements with CVR Energy and the managing general partner to regulate certain business relations between the Partnership and the other parties thereto. See Note 15 (“Related Party Transactions”) for further discussion. In connection with the Offering, certain of these agreements, including the amended and restated limited partnership agreement, were amended and/or restated. Additionally, in connection with the Offering, the Partnership and CRNF were released from their obligations as a guarantor under CRLLC’s asset-backed revolving credit facility (“ABL credit facility”) and the indentures which govern CRLLC’s senior secured notes, as described further in Note 14 (“Commitments and Contingencies”).

(2)	Basis of Presentation

The accompanying consolidated financial statements of CVR Partners are comprised of the operations of CRNF’s nitrogen fertilizer business. The accompanying consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the SEC, including Article 3 of Regulation S-X, “General Instructions as to Consolidated Financial Statements.”

The consolidated financial statements include certain costs of CVR Energy that it incurred on behalf of the Partnership. These amounts represent certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). These transactions represent related party transactions and are governed by the amended and restated services agreement originally entered into in October 2007. See Note 15 (“Related Party Transactions”) for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity for all years presented.

In the opinion of the Partnership’s management, the accompanying consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of March 31, 2011 and December 31, 2010 and the results of operations and cash flows of the Partnership for the three months ended March 31, 2011 and 2010.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses, and other discharge of contingent assets and liabilities. Actual results could differ from those

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. Results of operation and cash flow are not necessarily indicative of the results that will be realized for the year ending December 31, 2011 or any other interim period.

The Partnership has omitted net income per unit because the Partnership operated under a different capital structure at March 31, 2011, than the capital structure resulting from the Offering, and, as a result, the per unit data would not be meaningful to investors.

The Partnership has evaluated subsequent events that would require an adjustment to the Partnership’s condensed consolidated financial statements or disclosure in the notes to the consolidated financial statements through the date of issuance of the condensed consolidated financial statements.

(3)	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and (iii) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for the Partnership for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Partnership adopted this ASU as of January 1, 2010. The adoption of this standard did not impact the Partnership’s financial position or results of operations.

(4)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. For the three months ended March 31, 2011 and 2010, respectively there was no depreciation expense incurred related to the cost of product sold category.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 13 (“Share-Based Compensation”). Direct operating expenses exclude depreciation and amortization of $4,634,000 and $4,662,000 for the three months ended March 31, 2011 and 2010, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and the cost of maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 13 (“Share-Based Compensation”). Selling, general and administrative expenses exclude depreciation and amortization of $3,000 and $3,000 for the three months ended March 31, 2011 and 2010, respectively.

(5)	Partners’ Capital

At March 31, 2011, the Partnership had 30,333 special LP units outstanding, representing 0.1% of the total Partnership units outstanding, and 30,303,000 special GP interests outstanding, representing 99.9% of the total Partnership units outstanding. In addition, the managing general partner owned the managing general partner interest and the IDRs. CVR Energy indirectly owned all of the interests in the Partnership (other than the managing general partner interest and the IDRs) and was entitled to all cash distributed by the Partnership.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Offering that closed on April 13, 2011, the Partnership’s special LP units were converted into common units, the Partnership’s special GP units were converted into common units, and the Partnership’s special general partner was merged with and into CRLLC, with CRLLC continuing as the surviving entity. In addition, the managing general partner sold its IDRs to the Partnership and the IDRs were extinguished, and CALLC III sold the managing general partner to CRLLC. Following the Offering, the Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

The board of directors of the general partner has adopted a policy pursuant to which the Partnership will distribute all of the available cash it generates each quarter, beginning with the quarter ending June 30, 2011. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. The Partnership expects that available cash for each quarter will generally equal its cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate.

The general partner manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner’s directors on an annual or continuing basis.

(6)	Inventories

Inventories consist of fertilizer products which are valued at the lower of first-in, first-out (“FIFO”) cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)

Finished goods	$4,763	$3,645
Raw materials and precious metals	4,432	4,077
Parts and supplies	11,625	12,108

	$20,820	$19,830

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepayments, non-trade accounts receivables, affiliates’ receivables and other general current assets. Prepaid expenses and other current assets were as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Accrued interest receivables(1)	$—	$2,318
Deferred initial public offering costs	3,673	2,089
Other(1)	2,216	1,150

	$5,889	$5,557

(1)	The accrued interest receivable represents amounts due from CRLLC, a related party, in connection with the due from affiliate balance. As of December 31, 2010, the due from affiliate balance of $160,000,000 was distributed to CRLLC and the special general partner in accordance with their respective percentage interests. Additionally, included in the table above are amounts owed to the Partnership related to activities associated with the feedstock and shared services agreement. See Note 15 (“Related Party Transactions”) for additional discussion of amounts owed to the Partnership related to the due from affiliate balance and detail of amounts owed to the Partnership related to the feedstock and shared services agreement.

(8)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$2,516	$2,492
Buildings	815	724
Machinery and equipment	396,488	397,236
Automotive equipment	391	391
Furniture and fixtures	246	245
Construction in progress	32,225	32,776

	432,681	433,864
Accumulated depreciation	99,736	95,926

	$332,945	$337,938

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Property taxes	$10,505	$7,025
Capital asset and dismantling obligation	250	250
Other accrued expenses	643	535

	$11,398	$7,810

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Nitrogen Fertilizer Incident

On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at the nitrogen fertilizer facility were immediately shut down. No one was injured in the incident. Repairs to the facility as a result of the rupture were substantially complete as of December 31, 2010.

Total gross costs recorded as of March 31, 2011 due to the incident were approximately $10,893,000 for repairs and maintenance and other associated costs. Approximately $371,000 of these costs was incurred during the three months ended March 31, 2011 and was included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred approximately $4,445,000 was capitalized.

The Partnership maintains property damage insurance under CVR Energy’s insurance policies which have an associated deductible of $2,500,000. The Partnership anticipates that substantially all of the repair costs in excess of the $2,500,000 deductible should be covered by insurance. These insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Partnership has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. In connection with the incident, the Partnership recorded an insurance receivable of $4,500,000, of which $4,275,000 of insurance proceeds was received in December 2010 and the remaining $225,000 was received in January 2011. The recording of the insurance receivable resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

In the first quarter of 2011, the Partnership submitted a partial business interruption claim for damages and losses, as afforded by its insurance policies. The Partnership’s insurance carriers agreed to make interim payments totaling $2,870,000. The Partnership received insurance proceeds totaling $2,315,000 related to its business interruption claim through March 31, 2011 and received the remaining $555,000 in April 2011. The proceeds received and to be received as of March 31, 2011 have been included on the Condensed Consolidated Statements of Operations under Insurance recovery — business interruption.

(11)	Income Taxes

CVR Partners is treated as a partnership for U.S. federal income tax purposes. Generally, each common unitholder is required to take into account its respective share of CVR Partners’ income, gains, loss and deductions. The Partnership is not subject to income taxes, except for a franchise tax in the state of Texas. The income tax liability of the common unitholders is not reflected in the consolidated financial statements of the Partnership.

(12)	Benefit Plans

CRLLC sponsors and administers a defined-contribution 401(k) plan (the “Plan”) for the employees of CRNF. Participants in the Plan may elect to contribute up to 50% of their annual salaries, and up to 100% of their annual bonus received pursuant to CVR Energy’s income sharing plan. CRNF matches up to 75% of the first 6% of the participant’s contribution. Participants in the Plan are immediately vested in their individual contributions. The Plan has a three year vesting schedule for CRNF’s matching funds and contains a provision to count service with any predecessor organization. For the three months ended March 31, 2011 and 2010, CRNF’s contributions under the Plan were $111,000 and $104,000, respectively.

(13)	Share-Based Compensation

Certain employees of CRNF and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners’ affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Staff Accounting Bulletin, or SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity” and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to CVR Partners. For employees covered by the services agreement with CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of CVR Energy’s share-based compensation and all expense amounts are reflected as an increase or decrease to Partners’ Capital.

Prior to its initial public offering, CVR Energy was owned by Coffeyville Acquisition LLC (“CALLC”), which was principally owned by the Goldman Sachs Funds, the Kelso Funds and members of CVR Energy’s management team. In connection with CVR Energy’s initial public offering, CALLC was split into two entities: CALLC and Coffeyville Acquisition II LLC (“CALLC II”). In connection with this split, management’s equity interest in CALLC, including both their common units and non-voting override units, were split so that half of management’s equity interest was in CALLC and half was in CALLC II.

At March 31, 2011, the estimated fair value of the override units of CALLC was determined using a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of CVR Energy’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are vested. The probability-weighted expected return method was also used to determine the estimated fair value of the override units of CALLC and CALLC II for the three months ended March 31, 2010.

At March 31, 2011, the estimated fair value of the override units of CALLC III was determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections and also considered the proposed Offering of the Partnership including the purchase of the managing GP interest (and the associated IDRs). At March 31, 2010, the estimated fair value of the override units of CALLC III was determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections, which were representative of the nature of the interests held by CALLC III in the Partnership.

In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy’s common stock, pursuant to a registered public offering. As a result of this offering, CALLC reduced its beneficial ownership in CVR Energy to approximately 9% of its outstanding shares as of the date of this Report and CALLC II is no longer a stockholder of CVR Energy. Subsequent to CALLC II’s divestiture of its ownership interest in CVR Energy, no additional share-based compensation expense was incurred with respect to override units and phantom units associated with CALLC II.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

				*Compensation Expense Increase
	Benchmark	Original		(Decrease) for the Three Months Ended
	Value	Awards		March 31,
Award Type	(per Unit)	Issued	Grant Date	2011	2010
				(in thousands)

Override Operating Units(a)	$11.31	919,630	June 2005	$—	$69
Override Operating Units(b)	$34.72	72,492	December 2006	—	2
Override Value Units(c)	$11.31	1,839,265	June 2005	1,478	527
Override Value Units(d)	$34.72	144,966	December 2006	235	9
Override Units(e)	$10.00	138,281	October 2007	—	—
Override Units(f)	$10.00	642,219	February 2008	84	—

			Total	$1,797	$607

*	As CVR Energy’s common stock price increases or decreases, compensation expense associated with the unvested CALLC and CALLC II override units increases or is reversed in correlation with the calculation of the fair value under the probability-weighted expected return method.

Valuation Assumptions

Significant assumptions used in the valuation of the Override Operating Units (a) and (b) were as follows:

	(a) Override	(b) Override
	Operating Units	Operating Units
	March 31, 2010	March 31, 2010

Estimated forfeiture rate	None	None
CVR Energy’s closing stock price	$8.75	$8.75
Estimated weighted-average fair value (per unit)	$15.01	$2.52
Marketability and minority interest discounts	20.0%	20.0%
Volatility	50.0%	50.0%

On the tenth anniversary of the issuance of override operating units, such units convert into an equivalent number of override value units. Override operating units are forfeited upon termination of employment for cause. As of June 30, 2010, all recipients of these override operating units were fully vested.

Significant assumptions used in the valuation of the Override Value Units (c) and (d) were as follows:

	(c) Override Value Units		(d) Override Value Units
	March 31,		March 31,
	2011	2010	2011	2010

Estimated forfeiture rate	None	None	None	None
Derived service period	6 years	6 years	6 years	6 years
CVR Energy’s closing stock price	$23.16	$8.75	$23.16	$8.75
Estimated weighted-average fair value (per unit)	$22.61	$9.61	$13.70	$2.50
Marketability and minority interest discounts	5.0%	20.0%	5.0%	20.0%
Volatility	47.1%	50.0%	47.1%	50.0%

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unless the override unit committee of the board of directors of CALLC or CALLC III takes an action to prevent forfeiture, override value units are forfeited upon termination of employment for any reason, except that in the event of termination of employment by reason of death or disability, all override value units are initially subject to forfeiture as follows:

Forfeiture
Minimum Period Held	Percentage

2 years	75%
3 years	50%
4 years	25%
5 years	0%

(e) Override Units — Using a binomial and a probability-weighted expected return method that utilized CALLC III’s cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR Energy also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. These units were fully vested at the date of grant.

(f) Override Units — Using a probability-weighted expected return method that utilized CALLC III’s cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR Energy also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the 642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units are subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

	March 31,
	2011	2010

Estimated forfeiture rate	None	None
Derived Service Period	Based on forfeiture schedule	Based on forfeiture schedule
Estimated fair value (per unit)	$2.82	$0.08
Marketability and minority interest discount	5.0%	20.0%
Volatility	47.0%	59.7%

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2011 and based upon the estimated fair value at March 31, 2011, there was approximately $404,000 of unrecognized compensation expense related to non-voting override units. This expense is expected to be recognized by CVR Partners during the second quarter of 2011.

Phantom Unit Plans

CVR Energy, through CRLLC, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees, and service providers may be awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points have rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points have rights to receive distributions when CALLC and CALLC II holders of override value units receive distributions. There are no other rights or guarantees and the plans expire on July 25, 2015, or at the discretion of the compensation committee of the board of directors. As of March 31, 2011, the issued Profits Interest

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(combined phantom points and override units) represented 15.0% of combined common unit interest and Profits Interest of CALLC and CALLC II. The Profits Interest was comprised of approximately 11.1% of override interest and approximately 3.9% of phantom interest. The expense associated with these awards is based on the current fair value of the awards which was derived from a probability-weighted expected return method. The probability-weighted expected return method involves a forward-looking analysis of possible future outcomes, the estimation of ranges of future and present value under each outcome, and the application of a probability factor to each outcome in conjunction with the application of the current value of CVR Energy’s common stock price with a Black-Scholes option pricing formula, as remeasured at each reporting date until the awards are settled. Using CVR Energy’s closing stock price at March 31, 2011 and 2010, respectively, to determine CVR Energy’s equity value, through an independent valuation process, the service phantom interest and performance phantom interest were valued as follows:

	March 31,
	2011	2010

Service Phantom interest (per point)	$13.14	$14.49
Performance Phantom interest (per point)	$22.62	$9.41

Compensation expense for the three months ended March 31, 2011 and 2010, related to the Phantom Unit Plans was $2,194,000 and $473,000, respectively.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation of March 31, 2011 and based upon the estimated fair value at March 31, 2011, there was approximately $36,000 of unrecognized compensation expense related to the Phantom Unit Plans. This is expected to be recognized over a remaining period of less than one year.

Long-Term Incentive Plan

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2011, only restricted shares of CVR Energy common stock and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CRNF) employees, officers, consultants and directors.

Non-Vested Stock

Through the CVR Energy LTIP, shares of non-vested common stock have been granted to employees of CVR Energy and CRNF. Non-vested shares, when granted, are valued at the closing market price of CVR Energy’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the common stock. These shares generally vest over a three-year period. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2011, there was approximately $5,507,000 of total unrecognized compensation cost related to non-vested shares to be recognized over a weighted-average period of approximately two years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of unvested shares and respective allocation percentage for individuals whom, as of March 31, 2011, compensation expense has been allocated to the Partnership.

Compensation expense recorded for the three months ended March 31, 2011 and 2010, related to the non-vested stock, was $618,000 and $16,000, respectively.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan (“CVR Partners’ LTIP”). Individuals who are eligible to receive awards under the CVR Partners’ LTIP include CVR Partners’, its subsidiaries’ and its parent’s employees, officers, consultants and directors. The CVR Partners’ LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners’ LTIP is 5,000,000. In connection with the Offering, phantom units were issued to certain board members of the Partnership’s general partner. These phantom units are expected to vest six months following the grant date.

(14)	Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the operating leases and unconditional purchase obligations are as follows:

		Unconditional
	Operating	Purchase
	Leases	Obligations(1)
	(in thousands)

Nine months ending December 31, 2011	$2,863	$8,136
Year ending December 31, 2012	4,027	10,980
Year ending December 31, 2013	3,215	11,403
Year ending December 31, 2014	1,580	11,483
Year ending December 31, 2015	725	11,566
Thereafter	339	90,022

	$12,749	$143,590

(1)	The Partnership’s purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

CRNF leases railcars under long-term operating leases. Lease expense for the three months ended March 31, 2011 and 2010, totaled approximately $1,011,000 and $938,000, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CRNF has an agreement with the City of Coffeyville (the “City”) pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity and City margin based upon agreed upon rates. This agreement has an expiration of July 1, 2019. Effective August 2008 and through July 2010, the City began charging a higher rate for electricity than what had been agreed to in the contract. CRNF filed a lawsuit to have the contract enforced as written and to recover other damages. CRNF paid the higher rates under protest and subject to the lawsuit in order to obtain the electricity. In August 2010, the lawsuit was settled and CRNF received a return of funds totaling $4,788,000. This return of funds was recorded in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations during the third quarter of 2010. In connection with the settlement, the electrical services agreement was amended. As a result of the amendment, the annual committed contractual payments are estimated to be $1,943,000. As of March 31, 2011 and December 31, 2010, the estimated remaining obligation of CRNF totaled $16,104,000 and $16,514,000, respectively, through July 1, 2019. These estimates are subject to change based upon the Company’s actual usage.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with Linde, Inc. Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended March 31, 2011 and 2010, totaled approximately $959,000 and $1,506,000, respectively.

CRNF entered into a sales agreement with Cominco Fertilizer Partnership on November 20, 2007 to purchase equipment and materials which comprise a nitric acid plant. CRNF’s obligation related to the execution of the agreement in 2007 for the purchase of the assets was $3,500,000. On May 25, 2009, CRNF and Cominco amended the contract increasing the liability to $4,250,000. In consideration of the increased liability, the timeline for removal of the equipment and payment schedule was extended. The amendment sets forth payment milestones based upon the timing of removal of identified assets. The balance of the assets purchased is to be removed by November 20, 2013, with final payment due at that time. As of March 31, 2011, $2,000,000 had been paid. Additionally, as of March 31, 2011, $2,374,000 was accrued related to the obligation to dismantle the unit. As of March 31, 2011, the Partnership had accrued a total of $4,148,000 with respect to the nitric acid plant and the related dismantling obligation. Of this amount, $250,000 was included in accrued expenses and other current liabilities and the remaining $3,898,000 was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The related asset amounts are included in construction-in-progress at March 31, 2011.

CRNF entered into a lease agreement effective October 25, 2007 with CVR Energy under which certain office and laboratory space is leased. This lease agreement was amended and restated in connection with the Offering and extended through October 2017. The agreement requires CRNF to pay $8,000 on the first day of each calendar month during the term of the agreement. See Note 15 (“Related Party Transactions”) for further discussion.

On February 22, 2011, CRLLC entered into the $250.0 million ABL credit facility scheduled to mature in August 2015 that replaced its first priority credit facility which was terminated. The ABL credit facility is used to finance ongoing working capital, capital expenditures, letters of credit issuance and general corporate needs. At March 31, 2011, CRLLC’s senior secured notes had an aggregate principal balance of $472,500,000. $247,500,000 of the senior secured notes mature on April 1, 2015 and the remaining $225,000,000 of senior secured notes mature on April 1, 2017. The Partnership and CRNF were each released from their obligation as a guarantor or obligor, as applicable, under CRLLC’s ABL credit facility, 9.0% First Lien Senior Secured Notes due 2015 and 10.875% Second Lien Senior Secured Notes due 2017, as a result of the closing of the Offering.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under, “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. Management believes the Partnership has accrued for losses for which it may ultimately be responsible. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF’s nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to annual property tax expense for CRNF by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. CRNF does not agree with the county’s classification of the nitrogen fertilizer plant and is currently disputing it before the Kansas Court of Tax Appeals (“COTA”).

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, CRNF has fully accrued and paid for the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008. The first payment in respect of CRNF’s 2010 property taxes was paid in December 2010 and the second payment was paid in May 2011. These amounts are reflected as a direct operating expense on the Condensed Consolidated Statements of Operations. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding the property tax claims for the year ended December 31, 2008. CRNF believes COTA is likely to issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance that CRNF will receive a ruling in 2011. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to CRNF, which could have a material positive effect on the results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, CRNF expects that it will pay taxes at or below the elevated rates described above.

Environmental, Health, and Safety (“EHS”) Matters

CRNF is subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries. Such liabilities include estimates of CRNF’s share of costs attributable to potentially responsible parties which are insolvent or otherwise unable to pay. All liabilities are monitored and adjusted regularly as new facts emerge or changes in law or technology occur.

CRNF owns and operates a facility utilized for the manufacture of nitrogen fertilizers. Therefore, CRNF has exposure to potential EHS liabilities related to past and present EHS conditions at this location.

In 2005, CRNF agreed to participate in the State of Kansas Voluntary Cleanup and Property Redevelopment Program (“VCPRP”) to address a reported release of UAN at its UAN loading rack. As of March 31, 2011 and December 31, 2010, environmental accruals of $82,000 and $91,000, respectively, were reflected in the consolidated balance sheets for probable and estimated costs for remediation of environmental contamination under the VCPRP. At March 31, 2011 and December 31, 2010 the entire balance was included in accrued expenses and other current liabilities.

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

In 2009, the federal Occupational Safety and Health Act (“OSHA”) announced that it was going to pursue National Emphasis Program (the “NEP”) inspections for chemical operations. As such, OSHA began a process safety management NEP inspection at the nitrogen fertilizer plant in late 2010 resulting in an assessed penalty of approximately $9,700 and noted no serious violations.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures for the three months ended March 31, 2011 and 2010, were approximately $146,000 and $143,000, respectively, and were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Related Party Transactions

Related Party Agreements

In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries to govern the business relationship among CVR Partners, its general partner, CRNF, CVR Energy and its subsidiaries. Below is a summary of the terms of the material agreements between the parties. On April 13, 2011, CVR Partners closed the Offering. Although certain of the agreements described below were amended and restated in connection with the Offering, the discussion included in this Note 15 reflects the terms of the agreements as of March 31, 2011, the end of the period of this Report. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable on the Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRNF entered into a feedstock and shared services agreement with Coffeyville Resources Refining & Marketing (“CRRM”) under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM’s refinery and CRNF’s nitrogen fertilizer plant.

Pursuant to the feedstock agreement, CRNF and CRRM have the right to transfer excess hydrogen to one another. Sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended March 31, 2011 and 2010, there were no net sales generated from the sale of hydrogen to CRRM. CVR Partners also recognized $719,000 and $568,000 of cost of product sold related to the transfer of excess hydrogen from CRRM’s refinery for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, there were no receivables included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales. At March 31, 2011 and December 31, 2010, payables of $93,000 and $0, respectively, were included in the accounts payable on the Condensed Consolidated balance sheets related to the purchase of hydrogen from CRRM.

The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended March 31, 2011 and 2010 were approximately $(176,000) and $11,000, respectively, related to high-pressure steam. Reimbursement or paid amounts for each period on a gross basis were nominal.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended March 31, 2011 and 2010, were approximately $361,000 and $256,000, respectively. There were no amounts paid by CRNF to CRRM for either period.

The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to CRNF. There were no amounts paid or reimbursed for the three months ended March 31, 2011 and 2010.

At March 31, 2011 and December 31, 2010, receivables of $164,000 and $269,000, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated for amounts yet to be received related to components of the feedstock and shared services agreement except amounts related to hydrogen sales and pet coke purchases. At March 31, 2011 and December 31, 2010, payables of $393,000 and $612,000, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, except amounts related to hydrogen sales and pet coke purchases.

The agreement has an initial term of 20 years, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

The Feedstock and Shared Services Agreement was amended and restated in connection with the Offering. The changes to this agreement were not material.

Coke Supply Agreement

CRNF entered into a coke supply agreement with CRRM pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to the Partnership, during each calendar year, an annual required amount of pet coke equal to the lesser of (i) 100% of the pet coke produced at CRRM’s petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise this option, CRRM may sell the excess to a third party.

CRNF obtains most (over 70% on average during the last five years) of the pet coke it needs from CRRM’s adjacent crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder on the open market. The price CRNF pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

CRNF will also pay any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CRNF will be entitled to offset any amount payable for the pet coke against any amount due from CRRM under the feedstock and shared services agreement between the parties.

The agreement has an initial term of 20 years, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

Costs of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $750,000 and $438,000 for the three months ended March 31, 2011 and 2010, respectively. Payables of $850,000 and $280,000 related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Agreement

CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. For the three months ended March 31, 2011 and 2010, expense incurred related to the use of the office and laboratory space totaled $24,000. There was $8,000 and $0 unpaid with respect to the lease agreement as of March 31, 2011 and December 31, 2010, respectively. The lease agreement was amended and restated in connection with the Offering. As amended, the agreement expires in October 2017 (but may be terminated at any time during the initial term at CRNF’s option upon 180 days’ prior written notice). CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term.

Environmental Agreement

CRNF entered into an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting the refinery and the nitrogen fertilizer plant. Generally, both CRNF and CRRM have agreed to indemnify and defend each other and each other’s affiliates against liabilities associated with certain hazardous materials and violations of environmental laws that are a result of or caused by the indemnifying party’s actions or business operations. This obligation extends to indemnification for liabilities arising out of off-site disposal of certain hazardous materials. Indemnification obligations of the parties will be reduced by applicable amounts recovered by an indemnified party from third parties or from insurance coverage.

The agreement provides for indemnification in the case of contamination or releases of hazardous materials that are present but unknown at the time the agreement is entered into to the extent such contamination or releases are identified in reasonable detail during the period ending five years after the date of the agreement. The agreement further provides for indemnification in the case of contamination or releases which occur subsequent to the date the agreement is entered into.

The term of the agreement is for at least 20 years, or for so long as the feedstock and shared services agreement is in force, whichever is longer.

CRNF entered into two supplements to the environmental agreement in February and July 2008 to confirm that CRRM remains responsible for existing environmental conditions on land transferred by CRRM to CRNF, and to incorporate a known contamination map, a comprehensive pet coke management plan and a new third-party coke handling agreement.

Services Agreement

CVR Partners entered into a services agreement with its managing general partner, its special general partner and CVR Energy pursuant to which it and its managing general partner obtain certain management and other services from CVR Energy. Under this agreement, the Partnership’s managing general partner has engaged CVR Energy to conduct its day-to-day business operations. CVR Energy provides CVR Partners with the following services under the agreement, among others:

•	services from CVR Energy’s employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement shall serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Energy agree otherwise;

•	administrative and professional services, including legal, accounting services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs;

•	management of the Partnership’s property and the property of its operating subsidiary in the ordinary course of business;

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	recommendations on capital raising activities to the board of directors of the Partnership’s managing general partner, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

•	managing or overseeing litigation and administrative or regulatory proceedings, and establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;

•	recommending the payment of distributions; and

•	managing or providing advice for other projects as may be agreed by CVR Energy and its managing general partner from time to time.

As payment for services provided under the agreement, the Partnership, its managing general partner or CRNF must pay CVR Energy (i) all costs incurred by CVR Energy in connection with the employment of its employees, other than administrative personnel, who provide the Partnership services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by CVR Energy in connection with the employment of its employees, including administrative personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.

The services agreement was amended and restated in connection with the Offering.

In order to facilitate the carrying out of services under the agreement, CVR Partners and CVR Energy have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another’s intellectual property under certain circumstances.

Net amounts incurred under the services agreement for the three months ended March 31, 2011 and 2010 were approximately $2,642,000 and $2,623,000, respectively. Of these charges, approximately $2,124,000 and $2,040,000 were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $518,000 and $583,000, respectively, were included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $1,249,000 and $833,000, respectively, for the three months ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, payables of $1,161,000 and $2,431,000, respectively, were included in accounts payable on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Due from Affiliate

CVR Partners historically supplemented CRLLC’s working capital needs. CVR Partners had the right to receive such amounts from CRLLC upon request.

On December 31, 2010, the due from affiliate balance was reduced to $0 as a result of the due from affiliate balance of $160,000,000 being distributed by the Partnership to CRLLC and the special general partner. At March 31, 2011 and December 31, 2010, included in prepaid expenses and other current assets on the Consolidated Balance Sheets are receivables of $0 and $2,318,000, respectively, for accrued interest with respect to amounts due from affiliate. For the three months ended March 31, 2011 the Partnership recognized no interest income associated with the due from affiliate balance compared to $3,118,000, for the three months ended March 31, 2010.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Subsequent Events

Credit Facility

Concurrently with the closing of the Offering, on April 13, 2011, CRNF as borrower and CVR Partners as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016. The credit facility will be used to finance on-going working capital, capital expenditures, letters of credit issuance and general needs of the Partnership. The Partnership, upon the closing of the new credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering.

Borrowings under the facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for borrowings under the facility will be the Eurodollar rate plus a margin of 3.75% or the prime rate plus 2.75% for Base Rate Loans. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

The credit facility requires us to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, the ability to dispose assets, make restricted payments, investments or acquisitions, enter in to sale-lease back transactions or enter into affiliate transactions. The credit facility provides that we can make distributions to holders of our common units provided we are in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as well as the Partnership’s prospectus dated April 7, 2011 and filed with the Securities and Exchange Commission (“SEC”) on April 11, 2011. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

•	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•	statements relating to future financial performance, future capital sources and other matters; and

•	any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may,” or similar expressions.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our Prospectus dated April 7, 2011 and filed with the SEC on April 11, 2011. Such factors include, among others:

•	our ability to make cash distributions on the units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	our ability to forecast our future financial condition or results of operations and our future revenues and expenses;

•	the cyclical nature of our business;

•	adverse weather conditions, including potential floods and other natural disasters;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Energy;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

•	competition in the nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and on the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our dependence on significant customers;

•	the potential loss of our transportation cost advantage over our competitors;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	our limited operating history as a stand-alone company;

•	risks relating to our relationships with CVR Energy;

•	control of our general partner by CVR Energy;

•	the conflicts of interest faced by our senior management team, which operates both us and CVR Energy;

•	changes in our treatment as a partnership for U.S. income or state tax purposes; and

•	instability and volatility in the capital and credit markets.

All forward-looking statements contained in this Form 10-Q speak only as of the date of this document. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances that occur after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Company Overview

Overview

We are a Delaware limited partnership formed by CVR Energy, Inc. (“CVR Energy”) to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Energy’s refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Our facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate that has historically commanded a premium price over ammonia. In 2010, we produced 392,745 tons of ammonia, of which approximately 60% was upgraded into 578,272 tons of UAN.

The primary raw material feedstock used in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we believe our nitrogen fertilizer business has historically been the lowest cost producer and marketer of ammonia and UAN fertilizers in North America. We currently purchase most of our pet coke from CVR Energy pursuant to a long- term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke utilized by our plant was produced and supplied by CVR Energy’s crude oil refinery.

Initial Public Offering

On April 13, 2011, we completed our initial public offering of 22,080,000 common units representing a 30.2% limited partner interest in the Partnership, at a price to the public of $16.00 per common unit. The net proceeds to CVR Partners from the Offering were approximately $324.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership’s obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering; approximately $26.0 million to purchase (and subsequently extinguish) the incentive distribution rights, or IDRs, owned by our general partner; approximately $4.4 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund the intended UAN expansion.

Major Influences on Results of Operations

Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Unlike our competitors, we do not use natural gas as a feedstock and use a minimal amount of natural gas as an energy source in our operations. As a result, volatile swings in natural gas prices have a minimal impact on our results of operations. Instead, CVR Energy’s adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a long-term pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets.

Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

In addition, the demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on the prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors like crop prices, their current liquidity, soil conditions, weather patterns and the types of crops planted.

Natural gas is the most significant raw material required in our competitors’ production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. This pricing and volatility has a direct impact on our competitors’ cost of producing nitrogen fertilizer.

In order to assess our operating performance, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2010, approximately 45% of the corn planted in the United States was grown within a $35/UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors’ revenues are derived from the lower margin industrial market. Our location on Union Pacific’s main line increases our transportation cost advantage by lowering the costs of bringing our products to customers, assuming freight rates and pipeline tariffs for U.S. Gulf Coast importers as recently in effect. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad, and we do not incur any intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $25 per ton over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

The value of nitrogen fertilizer products is also an important consideration in understanding our results. During 2010, we upgraded approximately 60% of our ammonia production into UAN, a product that presently generates a greater value than ammonia. UAN production is a major contributor to our profitability.

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs have averaged approximately 86% of direct operating expenses over the 24 months ended December 31, 2010.

Our largest raw material expense is pet coke, which we purchase from CVR Energy and third parties. For the three months ended March 31, 2011 and 2010, we spent $1.8 million and $1.6 million, respectively, for pet coke, which equaled an average cost per ton of $15 and $14, respectively. If pet coke prices rise substantially in the future, we may be unable to increase our prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by our competitors and not pet coke prices.

Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2010, at a cost of approximately $3.5 million and the next turnaround is currently scheduled for the fourth quarter of 2012. In connection with the biennial turnaround, the nitrogen fertilizer business also wrote-off approximately $1.4 million of fixed assets.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Publicly Traded Partnership Expenses

We expect that our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including costs associated with SEC reporting requirements, including annual and quarterly reports to unit holders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses will approximate $3.5 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing. Our future financial statements will reflect the impact of these expenses, which will affect the comparability of our post-offering results with our financial statements from periods prior to the completion of the Offering.

September 2010 UAN Vessel Rupture

On September 30, 2010, our nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at our nitrogen fertilizer facility were immediately shut down. No one was injured in the incident. Our nitrogen fertilizer facility had previously scheduled a major turnaround to begin on October 5, 2010. To minimize disruption and impact to the production schedule, the turnaround was accelerated. The turnaround was completed on October 29, 2010 with the gasification and ammonia units in operation. The fertilizer facility restarted production of UAN on November 16, 2010 and as of December 31, 2010 repairs to the facility as a result of the rupture were substantially complete. Besides adversely impacting UAN sales in the fourth quarter of 2010, the outage caused us to shift delivery of lower priced tons from the fourth quarter of 2010 to the first and second quarters of 2011.

Total gross costs recorded as of March 31, 2011 due to the incident were approximately $10.9 million for repairs and maintenance and other associated costs. We recorded an insurance receivable of $4.5 million under the property damage coverage of which approximately $4.3 million of insurance proceeds were received as of December 31, 2010 and the remaining $0.2 million was received in January 2011. Of the costs incurred, approximately $4.4 million were capitalized. We also recognized income of $2.9 million from insurance proceeds received from our business interruption policy in the first quarter of 2011. As of March 31, 2011, we received approximately $2.3 million related to the business interruption claim and received the remaining $0.6 million in April 2011.

Fertilizer Plant Property Taxes

Our nitrogen fertilizer plant received a ten year property tax abatement from Montgomery County, Kansas in connection with its construction that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed our nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to our annual property tax expense for the plant by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. We do not agree with the county’s classification of our nitrogen fertilizer plant and are currently disputing it before the Kansas Court of Tax Appeals, or COTA. However, we have fully accrued and paid for the property tax the county claims we owe for the years ended December 31, 2010, 2009 and 2008. The first payment in respect of our 2010 property taxes was paid in December 2010 and the second payment was paid in May 2011. This property tax expense is reflected as a direct operating expense in our financial results. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding our property tax claims for the year ended December 31, 2008. We believe COTA is likely to issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance we will receive a ruling in 2011. If we are successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to us, which could have a material positive effect on our results of operations. If we are not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, we expect that we will pay taxes at or below the elevated rates described above. Our competitors do not disclose the property taxes they pay on a quarterly or annual basis, and such taxes may be higher or lower than the taxes we pay, depending on the jurisdiction in which such facilities are located and other factors.

Distributions to Unitholders

Following the Offering, we intend to make cash distributions of all available cash we generate each quarter beginning with the quarter ending June 30, 2011, covering April 13, 2011, the closing of our initial public offering, through June 30, 2011. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. However, the board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

Credit Facility

On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016.

In recent historic periods, we have not incurred interest expense. Borrowings under the facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for borrowings under the facility will be the Eurodollar rate plus a margin of 3.75% or the prime rate plus 2.75% for Base Rate Loans. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three months ended March 31, 2011 and 2010. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2010, is unaudited.

	Three Months Ended
	March 31,
Consolidated Statement of Operations Data	2011	2010
	(unaudited)
	(in millions)

Net sales	$57.4	$38.3
Cost of product sold — Affiliates	1.5	1.0
Cost of product sold — Third Parties	6.0	4.0

	7.5	5.0
Direct operating expenses — Affiliates(1)	0.7	0.5
Direct operating expenses — Third Parties(1)	22.3	21.7

	23.0	22.2
Insurance recovery — business interruption	(2.9)	—
Selling, general and administrative expenses — Affiliates(1)	6.4	2.9
Selling, general and administrative expenses — Third Parties(1)	2.0	0.5

	8.4	3.4
Depreciation and amortization(2)	4.6	4.7

Operating income	$16.8	$3.0
Interest income	—	3.1
Other income (expense)	(0.1)	(0.1)

Total other income (expense)	(0.1)	3.0

Income before income tax expense	16.7	6.0

Income tax expense	—	—

Net income (loss)(3)	$16.7	$6.0
Adjusted Nitrogen Fertilizer EBITDA(4)	$25.9	$8.8

	As of March 31,	As of December 31,
Balance Sheet Data	2011	2010

Cash and cash equivalents	$71.4	$42.7
Working capital	53.5	27.1
Total assets	479.5	452.2
Partners’ Capital	423.5	402.2

	Three Months Ended
	March 31,
Cash Flow and Other Data	2011	2010
	(in millions)

Net cash flow provided by (used in):
Operating activities	$32.1	$33.2
Investing activities	(1.8)	(1.2)
Financing activities	(1.7)	(33.9)
Capital expenditures for property, plant and equipment	2.0	1.2
Depreciation and amortization	4.6	4.7

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Depreciation and amortization is comprised of the following components as excluded from direct operating expenses and selling, general administrative expenses:

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
	(in millions)

Depreciation and amortization excluded from direct operating expenses	$4.6	$4.7
Depreciation and amortization excluded from selling, general and administrative expenses	—	—

Total depreciation and amortization	$4.6	$4.7

(3)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
	(in millions)

Share-based compensation expense(a)	$4.6	$1.1

(a)	Represents the impact of share-based compensation awards allocated from CVR Energy and CALLC III. We are not responsible for payment of share-based compensation and all expense amounts are reflected as an increase or decrease to Partners’ capital.

(4)	Adjusted EBITDA is defined as net income before income tax expense, net interest (income) expense, depreciation and amortization expense and certain other items management believes affect the comparability of operating results. Adjusted EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA provides relevant and useful information that enables external users of our financial statements, such as industry analysts, investors, lenders and rating agencies to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Management believes it is appropriate to exclude certain items from EBITDA, such as share-based compensation and major scheduled turnaround expenses because management believes these items affect the comparability of operating results.

The tables below provide an overview of our results of operations, relevant market indicators and key operating statistics:

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)

Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	105.3	105.1
Ammonia (net available for sale)(1)	35.2	38.2
UAN	170.6	163.8
Pet coke consumed (thousand tons)	124.1	117.7
Pet coke (cost per ton)	$15	$14
Sales (thousand tons)(2):
Ammonia	27.3	31.2
UAN	179.3	155.8

Total sales	206.6	187.0
Product pricing (plant gate) (dollars per ton)(3):
Ammonia	$564	$282
UAN	$207	$167
On-stream factor(4):
Gasification	100.0%	96.0%
Ammonia	96.7%	94.2%
UAN	93.2%	90.6%
Reconciliation to net sales (in millions):
Freight in revenue	$4.8	$3.5
Hydrogen revenue	—	—
Sales net plant gate	52.6	34.8

Total net sales	$57.4	$38.3

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)

Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.20	$4.99
Ammonia — Southern Plains (dollars per ton)	$605	$330
UAN — Mid Cornbelt (dollars per ton)	$349	$245

(1)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)	Product production cost per ton includes the total amount of operating expenses incurred during the production process (including raw material costs) in dollars per product ton divided by the total tons produced but excludes depreciation expense.

(3)	Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Sales.  Net sales were $57.4 million for the three months ended March 31, 2011 compared to $38.3 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, ammonia and UAN made up $15.9 million and $41.5 million of our net sales, respectively. This compared to ammonia and UAN net sales of $9.5 million and $28.8 million for the three months ended March 31, 2010. The increase of $19.1 million was the result of both higher average plant gate prices for both ammonia and UAN and a 15% increase in UAN sales unit volumes offset by lower ammonia product sales volume. The following table demonstrates the impact of sales volumes and pricing for ammonia and UAN for the quarters ending March 31, 2011 and March 31, 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010			Total Variance		Price	Volume
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Variance	Variance
									(in millions)
Ammonia	27,322	$581	$15.9	31,216	$305	$9.5	(3,894)	$6.4	$8.6	$(2.2)
UAN	179,314	$231	$41.5	155,758	$185	$28.8	23,556	$12.7	$7.3	$5.4

(1)	Sales volume in tons

(2)	Includes freight charges

(3)	Sales dollars in millions

The decrease in ammonia sales volume for the first quarter of 2011 compared to the first quarter of 2010 was primarily attributable to low inventory levels coming into the quarter compared to the same period last year. UAN sales volume increased due to strong demand backed by increased production levels in the first three months of 2011 over the first quarter of 2010. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability as all increased over the first quarter of 2010 with the units reporting 100.0%, 96.7% and 93.2%, respectively, on-stream for the three months ended March 31, 2011. On-stream rates for the first quarter of 2010 were 96.0%, 94.2% and 90.6% for the gasification, ammonia and UAN units, respectively.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended March 31, 2011 were higher for both ammonia and UAN over the comparable period of 2010, increasing 100% and 24% respectively. The price increases reflect strong farm belt market conditions. While UAN pricing in the first quarter of 2011 was higher than last year, it nevertheless was adversely impacted by the outage of a high-pressure UAN vessel that occurred in September 2010. This caused us to shift delivery of lower priced tons from the fourth quarter of 2010 to the first and second quarters of 2011.

The demand for nitrogen fertilizer is affected by the aggregate crop planting decisions and nitrogen fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on the prospective profitability of a harvest, while the specific varieties and amounts of nitrogen fertilizer they apply depend on factors like crop prices, their current liquidity, soil conditions, weather patterns and the types of crops planted.

Cost of Product Sold.  Cost of product sold is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold for the three months ended March 31, 2011 was $7.5 million compared to $5.0 million for the three months ended March 31, 2010. Of this increase of $2.5 million,

$0.5 million resulted from higher costs from transactions with affiliates and $2.0 million from higher costs from third parties. Besides increased costs associated with higher UAN sales volumes and a $1.0 million increase in freight expense, we experienced increases in pet coke costs of $0.2 million ($0.3 million from transaction with affiliates) and hydrogen costs ($0.2 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2011 were $23.0 million as compared to $22.2 million for the three months ended March 31, 2010. The increase of $0.8 million for the three months ended March 31, 2011 over the comparable period in 2010 was due to a $0.6 million increase in costs from third parties coupled with a $0.2 million increase in direct operating costs from transactions with affiliates. The $0.8 million increase was primarily the result of increases in expenses for repairs and maintenance ($1.2 million), labor ($0.4 million) and property taxes ($0.5 million). These increases in direct operating expenses were partially offset by decreases in expenses associated with refractory brick amortization ($0.4 million) utilities ($0.3 million), outside services ($0.3 million) and production chemicals and catalysts ($0.3 million).

Insurance Recovery — Business Interruption.  During the three months ended March 31, 2011, we recorded insurance proceeds under insurance coverage for interruption of business of $2.9 million related to the September 30, 2010 UAN vessel rupture. As of March 31, 2011, $2.3 million of the proceeds were received and the remaining $0.6 million was received in April 2011.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources on our behalf and billed or allocated to us. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $8.3 million for the quarter ended March 31, 2011, as compared to $3.5 million for the quarter ended March 31, 2010. The increase of $4.8 million for the three months ended March 31, 2011 over the comparable period in 2010 was due to a $3.4 million increase in costs with affiliates coupled with a $1.5 million increase in costs from transactions from third parties. This variance was primarily the result of increases in share-based compensation expense of $3.3 million, asset write-offs of $0.6 million, outside services of $0.8 million and $0.1 million of increased expenses related to the services agreement.

Operating Income.  Operating income was $16.8 million for the three months ended March 31, 2011 as compared to operating income of $3.0 million for the three months ended March 31, 2010. This increase of $13.8 million was primarily the result of the increase in nitrogen fertilizer margin ($16.6 million) coupled with business interruption recoveries recorded of $2.9 million. These favorable increases were partially offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) ($4.8 million) and direct operating expenses (exclusive of depreciation and amortization) ($0.8 million).

Interest Income.  Interest income for the quarter ended March 31, 2011 and 2010 is the result of interest income derived from the outstanding balance owed to us by Coffeyville Resources as well as interest income earned on cash balances in our business’s bank accounts. Interest income was minimal for the quarter ended March 31, 2011, as compared to $3.1 million for the quarter ended March 31, 2010. Interest income in the first quarter of 2010 was primarily attributable to the amounts owed to us by our affiliate, Coffeyville Resources which was fully distributed in December 2010 and resulted in no outstanding affiliate balance owed in the first quarter of 2011.

Income Tax Expense.  Income tax expense for the quarters ended March 31, 2011 and 2010 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Net Income.  For the quarter ended March 31, 2011, net income was $16.7 million as compared to $6.0 million of net income for the quarter ended March 31, 2010, an increase of $10.7 million. The increase in net income was primarily due to the increase in our profit margin, offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization), an increase in the cost of raw materials and a decrease in interest income. These impacts were partially offset by a decrease in direct operating expenses (exclusive of depreciation and amortization).

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations which includes cash advances from customers resulting from forward sales. Our liquidity was enhanced during the second quarter of 2011 by the receipt of $324.6 million in net proceeds from our initial public offering after the payment of underwriting discounts and commissions. The net proceeds from the Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC to satisfy our obligation to reimburse it for certain capital expenditures CRLLC made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by our general partner prior to the Offering; approximately $4.4 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility and the balance was used or will be used for general partnership purposes, including approximately $104.0 million to fund the expected capital costs of the continuation of our UAN expansion. In addition, in conjunction with the completion of the Offering, we entered into a new $125 million term loan and $25 million revolving credit facility and were removed as a guarantor or obligor, as applicable, under CRLLC’s ABL credit facility, 9.0% First Lien Senior Secured Notes due 2015 and 10.875% Second Lien Senior Secured Notes due 2017.

Our principal uses of cash are expected to be operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy anticipated commitments for the next twelve months and that the net proceeds from the Offering and borrowings under our credit facility will be adequate to fund our planned capital expenditures, including the intended UAN expansion, for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Cash Balance and Other Liquidity

As of March 31, 2011, we had cash and cash equivalents of $71.4 million including $26.7 million of customer advances. Working capital at March 31, 2011 was $53.5 million, consisting of $105.5 million in current assets and $52.0 million in current liabilities. Working capital at December 31, 2010 was $27.1 million, consisting of $73.2 million in current assets and $46.1 million in current liabilities. As of May 9, 2011, we had cash and cash equivalents of $227.6 million.

Debt

As of March 31, 2011 and December 31, 2010, we had no outstanding indebtedness, but we were a guarantor or obligor, as applicable, under CRLLC’s credit facility, 9.0% First Lien Senior Secured Notes due 2015 and 10.875% Second Lien Senior Secured Notes due 2017. As a result of the Offering, we were released as a guarantor and/or obligor under CRLLC’s credit facility and senior secured notes. In addition, as a result of the Offering, the assets of the fertilizer business no longer constitute collateral for the benefit of the Notes or credit facility.

Credit Facility

On April 13, 2011 in conjunction with the completion of the Offering, we entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures April 2016. The credit facility will be used to finance on-going working capital, capital expenditures, letter of credit issuances and general needs of the Partnership.

Borrowings under the credit facility bear interest based on a pricing grid determined by a trailing four quarter leverage ratio. The initial pricing for borrowings under the credit facility is the Eurodollar rate plus a margin of 3.75% or the prime rate plus 2.75% for Base Rate Loans. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF. CRNF is the borrower under the credit facility. All obligations under the credit facility are unconditionally guaranteed by CVR Partners and substantially all of our future, direct and indirect, domestic subsidiaries.

The credit facility requires us to maintain (i) a minimum interest coverage ratio (ratio of Consolidated Adjusted EBITDA to interest) as of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (ratio of debt to Consolidated Adjusted EBITDA) of (a) as of any fiscal quarter ending after the closing date and prior to December 31, 2011, 3.50 to 1.0, and (b) as of any fiscal quarter ending on or after December 31, 2011, 3.0 to 1.0 in all cases calculated on a trailing four quarter basis. It also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sale-lease back transactions or enter into affiliate transactions. The credit facility provides that we can make distributions to holders of our common units providing we are in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility

The credit facility also contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the new credit facility to be in force and effect, and change of control. An event of default will also be triggered if CVR Energy terminates or violates any of its covenants in any of the intercompany agreements between us and CVR Energy and such action has a material adverse effect on us.

Capital Spending

Our total capital expenditures for the three months ended March 31, 2011 totaled $2.0 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $2.0 million spent for the three months ended March 31, 2011, $1.8 million was related to maintenance capital projects and the remainder was related to growth capital projects.

We expect to spend approximately $47.0 million on capital expenditures in 2011. Of this amount, approximately $7.0 million will be spent on maintenance projects and approximately $40.0 million will be spent on growth projects including $38.0 million on a UAN expansion project.

Since the Partnership closed the Offering on April 13, 2011, the Partnership has moved forward with the planned UAN expansion. We expect that the approximately $135 million UAN expansion, for which approximately $31 million had been spent as of March 31, 2011, will take eighteen to twenty-four months to complete. The continuation of the UAN expansion is expected to be funded by proceeds of the Offering and term loan borrowings made by the Partnership.

Planned capital expenditures for 2011 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer operations.

Distributions to Unitholders

Following the Offering, we intend to make cash distributions of all available cash we generate each quarter beginning with the quarter ending June 30, 2011, covering the period from the closing of the Offering through June 30, 2011. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)

Net cash provided by (used in):
Operating activities	$32.1	$33.2
Investing activities	(1.8)	(1.2)
Financing activities	(1.7)	(33.9)

Net increase (decrease) in cash and cash equivalents	$28.6	$(1.9)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2011 was $32.1 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $16.7 million which was driven by a strong fertilizer price environment and high on-stream factors, and favorable impacts to other working capital and trade working capital. With respect to other working capital for the three months ended March 31, 2010, the primary source of cash was an $8.0 million increase in deferred revenue. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. Trade working capital for the three months ended March 31, 2011 increased our operating cash flow by $1.9 million and was primarily attributable to an increase in accounts payable of $5.3 million which was partially offset by increases in accounts receivable of $2.4 million and inventory of $1.0 million.

Net cash provided by operating activities for the three months ended March 31, 2010 was $33.2 million. This positive cash flow from operating activities was primarily attributable to net income of $6.0 million and increased in cash flow from other working capital, partially offset by changes in trade working capital balances. Trade working capital for the three months ended March 31, 2010 decreased operating cash flow by $0.9 million and was attributable to a $1.8 million increase in inventory and a $0.2 million increase in accounts receivable mitigated by a $1.1 million increase in accounts payable. Cash flow realized from other working capital for the three months ended March 31, 2010 was $22.3 million resulting from a $19.8 million increase in deferred revenue and a $2.5 million increase in other current liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $1.8 million compared to $1.2 million for the three months ended March 31, 2010. The increase in capital expenditures for the three months ended March 31, 2011 was primarily related to UAN reactor activity.

Cash Flows Used in Financing Activities

Net cash used for financing activities for the three months ended March 31, 2011 was $1.7 million as compared to net cash used in financing activities of $33.9 million for the three months ended March 31, 2010. The net cash used in financing activities for the first three months of 2011 was attributable to the payment of $1.6 million of costs associated with the Offering and $0.1 million of financing costs associated with our credit facility. Cash used for financing activities in the first three months of 2010 was entirely attributable to amounts loaned to our affiliate.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of March 31, 2011 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following March 31, 2011 and thereafter.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(unaudited)
	(in millions)

Contractual Obligations
Long-term debt(1)	$—	$—	$—	$—	$—	$—	$—
Operating leases(2)	12.7	2.9	4.0	3.2	1.6	0.7	0.3
Unconditional purchase obligations(3)	53.7	4.2	5.7	6.0	6.0	6.1	25.7
Unconditional purchase obligations with affiliates(4)	89.9	3.9	5.4	5.4	5.4	5.4	64.4
Environmental liabilities(5)	0.1	0.1	—	—	—	—	—

Total	$156.4	$11.1	$15.1	$14.6	$13.0	$12.2	$90.4

(1)	We entered into a new credit facility in connection with the closing of the Offering. The new credit facility includes a $125.0 million term loan, which was fully drawn at closing, and a $25.0 million revolving credit facility, which was undrawn at close. These amounts have not been included in the table above as they were not contractual obligations as of March 31, 2011.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	The amount includes commitments under an electric supply agreement with the city of Coffeyville, Kansas and a product supply agreement with Linde.

(4)	The amount includes commitments under our long-term pet coke supply agreement with CVR Energy having an initial term that ends in 2027, subject to renewal.

(5)	Represents our estimated remaining costs of remediation to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleanup and Property Redevelopment Program. We have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2011.

Recent Accounting Pronouncements

In January 2010 the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an amendment to ASC Topic 820, Fair Value Measurements and Disclosures. This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and (iii) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for us for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this ASU as of January 1, 2010. The adoption of this standard did not impact our financial position or results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited financial statements included elsewhere in this prospectus. Our critical accounting policies, which are described below, could materially affect the amounts recorded in our financial statements.

Impairment of Long-Lived Assets

We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we make estimates of what we believe are their reasonable useful lives. We account for impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets, or ASC 360. In accordance with ASC 360, we review long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.

Goodwill

To comply with ASC 350, Intangibles — Goodwill and Other, or ASC 350, we perform a test for goodwill impairment annually or more frequently in the event we determine that a triggering event has occurred. Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, we completed our annual test for impairment of goodwill as of November 1, 2010 and determined that goodwill was not impaired.

The annual review of impairment was performed by comparing the carrying value of the partnership to its estimated fair value. The valuation analysis used both income and market approaches as described below:

•	Income Approach: To determine fair value, we discounted the expected future cash flows for the reporting unit utilizing observable market data to the extent available. The discount rate used for the 2010 impairment test was 14.6% representing the estimated weighted-average costs of capital, which reflects the overall level of inherent risk involved in the reporting unit and the rate of return an outside investor would expect to earn.

•	Market-Based Approach: To determine the fair value of the reporting unit, we also utilized a market based approach. We used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

We assigned an equal weighting of 50% to the result of both the income approach and market based approach based upon the reliability and relevance of the data used in each analysis. This weighting was deemed reasonable as the guideline public companies have a high-level of comparability with the reporting unit and the projections used in the income approach were prepared using current estimates.

Allocation of Costs

Our consolidated financial statements include an allocation of costs that have been incurred by CVR Energy or CRLLC on our behalf. The allocation of such costs is governed by the services agreement entered into by CVR Energy and us and affiliated companies in October 2007 (and amended in connection with the Offering). The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on our behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Prior to the services agreement such costs were allocated to us based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses to us, so that the consolidated financial statements reflect substantially all costs of doing business. The authoritative guidance to allocate such costs is set forth in Staff Accounting Bulletin, or SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

If shared costs rise, additional general and administrative expenses could be allocated to us, which could be material. In addition, the amounts charged or allocated to us are not necessarily indicative of the cost that we will incur in the future.

Share-Based Compensation

We have been allocated non-cash share-based compensation expense from CVR Energy and from CALLC III. CVR Energy accounts for share-based compensation in accordance with ASC 718 Compensation — Stock Compensation, or ASC 718, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. In accordance with ASC 718, CVR Energy and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. We recognize the costs of the share-based compensation incurred by CVR Energy and CALLC III on our behalf primarily in selling, general and administrative expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to partners’ capital, as the costs are incurred on our behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in our case, through the vesting period. Costs are allocated by CVR Energy and CALLC III based upon the percentage of time a CVR Energy employee provides services to us. In the event an individual’s roles and responsibilities change with respect to services provided to us, a reassessment is performed to determine if the allocation percentages should be adjusted. In accordance with the services agreement, we will not be responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy.

There is considerable judgment in the determination of the significant assumptions used in determining the fair value of the share-based compensation allocated to us from CVR Energy and CALLC III. Changes in the assumptions used to determine the fair value of compensation expense associated with share-based compensation arrangements could result in material changes in the amounts allocated to us from CVR Energy and CALLC III. Share-based compensation for financial statement purposes allocated to us from CVR Energy in the future will depend and be based upon the market value of CVR Energy’s common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities (e.g., ammonia, UAN or pet coke) or interest rates. Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk. We do not engage in activities that expose us to speculative or non-operating risks, including derivative trading activities. In the opinion of our management, there is no derivative financial instrument that correlates effectively with, and has a trading volume sufficient to hedge, our firm commitments and forecasted commodity purchase or sales transactions. Our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks and management may in the future elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2011 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

See Note 14 (“Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the property tax litigation contained in “Litigation.”

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in our Prospectus dated April 7, 2011 and filed with the Securities and Exchange Commission on April 11, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 7, 2011 the SEC declared effective our registration statement on Form S-1 (Registration No. 333-171270) related to our sale of 22,080,000 common units representing a 30.2% limited partner interest in us. On April 13, 2011, we completed the Offering, consisting of an initial public offering of 22,080,000 common units at a price to the public of $16.00 per common unit for an aggregate offering price of approximately $353.3 million. Of the aggregate gross proceeds, approximately $4.0 million was used to pay expenses related to the Offering, and $24.7 million was used to pay underwriting discounts and commissions. None of the expenses incurred and paid by us in the Offering were direct or indirect payments (i) to our directors, officers, general partner or their associates, (ii) to persons owning 10% or more of any class of our equity securities, (iii) to our affiliates or (iv) to others. Net proceeds of the Offering after payment of expenses and underwriting discounts and commission were approximately $324.6 million.

The Offering was made through an underwriting syndicate led by Morgan Stanley & Co. Incorporated, Barclays Capital Inc. and Goldman, Sachs & Co.

As of May 11, 2011, we had used the net proceeds from the Offering as follows:

•	approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of our obligation to reimburse CRLLC for certain capital expenditures it made on our behalf with respect to the nitrogen fertilizer business prior to October 24, 2007;

•	approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering;

•	approximately $26.0 million was used to purchase (and subsequently extinguish) the incentive distribution rights owned by our general partner;

•	approximately $4.4 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility; and

•	the balance was used or will be used for general partnership purposes, including approximately $104.0 million to fund the continuation of our UAN expansion.

Item 6.	Exhibits

Number		Exhibit Title

3	.1*	Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated April 13, 2011.
10	.1**	Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and John J. Lipinski (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-171270 and incorporated herein by reference).
10	.2**	Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Stanley A. Riemann (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-171270 and incorporated herein by reference).
10	.3**	Second Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Edward Morgan (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-171270 and incorporated herein by reference).
10	.4**	Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Edmund S. Gross (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-171270 and incorporated herein by reference).
10	.5**	Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Kevan A. Vick (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-171270 and incorporated herein by reference).
10	.6**	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on April 12, 2011 and incorporated herein by reference).
10.7		Form of CVR Partners, LP Long-Term Incentive Plan Director Phantom Unit Agreement (filed as Exhibit 10.13.1 to the Company’s Form S-1/A, File No. 333-171270 and incorporated herein by reference).
10.8		Form of CVR Partners, LP Long-Term Incentive Plan Director Stock Option Agreement (filed as Exhibit 10.13.2 to the Company’s Form S-1/A, File No. 333-171270 and incorporated herein by reference).
31	.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31	.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32	.1*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

PLEASE NOTE:  Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this quarterly report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP

By:	CVR GP, LLC, its general partner

By:	/s/ John J. Lipinski
Chief Executive Officer
(Principal Executive Officer)

May 11, 2011

By:	/s/ Edward Morgan
Chief Financial Officer
(Principal Financial Officer)

May 11, 2011