Form 10-Q
period 2011-06-30
CVR PARTNERS, LP
filed 2011-08-08
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(281) 207-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 73,002,956 common units outstanding at August 3, 2011.

CVR PARTNERS, LP AND SUBSIDIARY

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2011

		Page No.

Part I. Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — June 30, 2011 (unaudited) and December 31, 2010	2
	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statement of Partners’ Capital — Six Months Ended June 30, 2011	5
	Notes to the Condensed Consolidated Financial Statements — June 30, 2011 (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

Part II. Other Information
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 6.	Exhibits	48
Signatures		50
EX-10.9
EX-10.11
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

offering — Initial public offering (“IPO”) of CVR Partners, LP common units that closed on April 13, 2011.

on-stream factor — measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

prepaid sales — Represents customer payments under contracts to guarantee a price and supply of fertilizer in quantities expected to be delivered in the next twelve months. Revenue is not recorded for such sales until the product is considered delivered. Prepaid sales are also referred to as deferred revenue.

turnaround — A periodically required standard procedure to inspect, refurbish, repair and maintain the fertilizer plant assets. This process involves the shutdown and inspection of major processing units and occurs every two years for the nitrogen fertilizer plant.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$229,751	$42,745
Accounts receivable, net of allowance for doubtful accounts of $55 and $43, respectively	5,871	5,036
Inventories	22,714	19,830
Prepaid expenses and other current assets including $1,027 and $2,587 from affiliates at June 30, 2011 and December 31, 2010, respectively	3,738	5,557

Total current assets	262,074	73,168
Property, plant, and equipment, net of accumulated depreciation	332,454	337,938
Intangible assets, net	41	46
Goodwill	40,969	40,969
Deferred financing cost, net	3,697	—
Other long-term assets, including $1,447 and $0 with affiliates at June 30, 2011 and December 31, 2010, respectively	1,505	44

Total assets	$640,740	$452,165

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,856 and $3,323 due to affiliates at June 30, 2011 and December 31, 2010, respectively	$12,523	$17,758
Personnel accruals	1,872	1,848
Deferred revenue	2,970	18,660
Accrued expenses and other current liabilities, including $525 and $0 with affiliates at June 30, 2011 and December 31, 2010, respectively	13,126	7,810

Total current liabilities	30,491	46,076
Long-term liabilities:
Long-term debt, net of current portion	125,000	—
Other long-term liabilities, including $1,020 and $0 with affiliates at June 30, 2011 and December 31, 2010, respectively	1,054	3,886

Total long-term liabilities	126,054	3,886
Commitments and contingencies
Partners’ capital:
Special general partner’s interest, 30,303,000 units issued and outstanding at December 31, 2010	—	397,951
Limited partner’s interest, 30,333 units issued and outstanding at December 31, 2010	—	398
Managing general partner’s interest	—	3,854
Common unitholders, 73,002,956 units issued and outstanding at June 30, 2011	484,194	—
General partner’s interest	1	—

Total partners’ capital	484,195	402,203

Total liabilities and partners’ capital	$640,740	$452,165

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per unit data)

Net sales	$80,673	$56,346	$138,050	$94,631
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	2,866	1,140	4,335	2,146
Cost of product sold (exclusive of depreciation and amortization) — Third parties	6,880	10,740	12,902	14,711

	9,746	11,880	17,237	16,857

Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	155	458	848	952
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	22,111	20,876	44,442	42,555

	22,266	21,334	45,290	43,507

Insurance recovery — business interruption	—	—	(2,870)	—

Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,249	1,457	9,647	4,439
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,418	502	3,349	1,022

	4,667	1,959	12,996	5,461

Depreciation and amortization	4,648	4,671	9,285	9,336

Total operating costs and expenses	41,327	39,844	81,938	75,161

Operating income	39,346	16,502	56,112	19,470
Other income (expense):
Interest expense and other financing costs	(1,238)	—	(1,238)	—
Interest income	22	3,467	29	6,586
Other income, net	86	(18)	57	(74)

Total other income (expense)	(1,130)	3,449	(1,152)	6,512

Income before income tax expense	38,216	19,951	54,960	25,982
Income tax expense	5	4	15	32

Net income	$38,211	$19,947	$54,945	$25,950

Net income subsequent to initial public offering (April 13, 2011 through June 30, 2011)	$30,849		$30,849
Net income per common unit — basic(1)	$0.42		$0.42
Net income per common unit — diluted(1)	$0.42		$0.42
Weighted-average common units outstanding:
Basic	73,001		73,001
Diluted	73,044		73,044

(1)	Represents net income per common unit since closing the Partnership’s initial public offering on April 13, 2011. See Note 5 to the condensed consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
	(in thousands)

Cash flows from operating activities:
Net income	$54,945	$25,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,285	9,336
Allowance for doubtful accounts	12	(4)
Amortization of deferred financing costs	211	—
Loss on disposition of fixed assets	631	42
Share-based compensation — Affiliates	5,518	616
Change in assets and liabilities:
Accounts receivable	(847)	270
Inventories	(2,884)	(656)
Insurance receivable	(2,870)	—
Business interruption insurance proceeds	2,870	—
Other long-term assets	(1,484)	—
Prepaid expenses and other current assets	1,836	(549)
Accounts payable	(3,842)	2,679
Deferred revenue	(15,690)	(9,161)
Accrued expenses and other current liabilities	5,331	1,237
Other long-term liabilities	(2,828)	(144)

Net cash provided by operating activities	50,194	29,616

Cash flows from investing activities:
Capital expenditures	(6,047)	(1,969)
Insurance proceeds from UAN reactor rupture	225	—

Net cash used in investing activities	(5,822)	(1,969)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	—
Payment of financing costs	(4,825)	—
Due from affiliate	—	(29,476)
Distributions to affiliates	(276,677)	—
Purchase of managing general partner incentive distribution rights	(26,000)	—
Proceeds from issuances of common units, net of offering costs	325,136	—

Net cash provided by (used in) financing activities	142,634	(29,476)

Net increase (decrease) in cash and cash equivalents	187,006	(1,829)
Cash and cash equivalents, beginning of period	42,745	5,440

Cash and cash equivalents, end of period	$229,751	$3,611

Supplemental disclosures:
Cash paid for income taxes	$20	$35
Cash paid for interest, net of capitalized interest of $302 and $0 in 2011 and 2010, respectively	$387	$106
Non-cash investing activities:
Accrual of construction in progress additions	$(1,649)	$(774)

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Special		Managing
	General	Limited	General		General
	Partners’	Partners’	Partners’	Common	Partner
	Interest	Interest	Interest	Unitholders	Interest	Total
	(unaudited)
	(in thousands)

Balance at December 31, 2010	$397,951	$398	$3,854	$—	$—	$402,203
Net income attributable to the period from January 1, 2011 through April 12, 2011	24,072	24	—	—	—	24,096
Conversion of Special General Partners’ Interest and Limited Partners’ Interest to Common Units	(372,699)	(373)	—	373,072	—	—
Issuance of common units to public, net of offering and other costs	—	—	—	324,206	—	324,206
Cash distributions to affiliates	(53,928)	(54)	—	(222,695)	—	(276,677)
Purchase of Managing General Partner Incentive Distribution Rights	—	—	(3,854)	(22,147)	1	(26,000)
Issuance of units under LTIP to Affiliates	—	—	—	58	—	58
Share-based compensation — affiliates	4,604	5	—	851	—	5,460
Net income attributable to the period from April 13, 2011 thru June 30, 2011	—	—	—	30,849	—	30,849

Balance at June 30, 2011	$—	$—	$—	$484,194	$1	$484,195

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

In October 2007, CVR Energy, through its wholly-owned subsidiary, Coffeyville Resources, LLC (“CRLLC”), transferred CRNF, which operated CRLLC’s nitrogen fertilizer business, to the Partnership. This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. The Partnership became the sole member of CRNF. In consideration for CRLLC transferring its nitrogen fertilizer business to the Partnership, (1) CRLLC directly acquired 30,333 special LP units, representing a 0.1% limited partner interest in the Partnership, (2) a wholly-owned subsidiary of CRLLC acquired 30,303,000 special GP units, representing a 99.9% general partner interest in the Partnership, and (3) CVR GP, LLC, then owned by CRLLC, acquired a managing general partner interest and incentive distribution rights (“IDRs”) of the Partnership. Immediately prior to CVR Energy’s initial public offering, CVR Energy sold the managing general partner interest (together with the IDRs) to Coffeyville Acquisition III LLC (“CALLC III”), an entity owned by funds affiliated with Goldman, Sachs & Co. (the “Goldman Sachs Funds”) and Kelso & Company, L.P. (the “Kelso Funds”) and members of CVR Energy’s management team, for its fair market value on the date of sale. CVR Energy initially indirectly owned all of the interests in the Partnership (other than the managing general partner interest and the IDRs) and initially was entitled to all cash distributed by the Partnership.

Initial Public Offering of CVR Partners, LP

On April 13, 2011, CVR Partners completed its initial public offering (the “Offering”) of 22,080,000 common units priced at $16.00 per unit (such amount includes common units issued pursuant to the exercise of the underwriters’ over-allotment option). The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol “UAN”.

The net proceeds to CVR Partners from the Offering (including the net proceeds from the exercise of the underwriter’s over-allotment option) were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership’s obligation to reimburse CRLLC for certain capital expenditures CRLLC made with respect to the nitrogen fertilizer business prior to October 24, 2007; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by the general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from the new credit facility; and the balance

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was used or will be used for general partnership purposes, including approximately $104.0 million to fund the continuation of the UAN expansion at the nitrogen fertilizer plant.

Immediately prior to the closing of the Offering, the Partnership distributed approximately $54.0 million of cash on hand to CRLLC. In connection with the Offering, the Partnership’s special LP units were converted into common units, the Partnership’s special GP units were converted into common units, and the Partnership’s special general partner was merged with and into CRLLC, with CRLLC continuing as the surviving entity. Additionally, in conjunction with CVR GP, LLC selling its IDRs to the Partnership, which were then extinguished, CALLC III sold CVR GP, LLC to CRLLC for a nominal amount.

Subsequent to the closing of the Offering, common units held by public security holders represent approximately 30.2% of all outstanding limited partner interests. CRLLC holds common units approximating 69.8% of all outstanding limited partner interests.

The Partnership is operated by CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP, LLC and the Partnership. In October 2007, the Partnership’s partners at that time entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP, LLC to regulate certain business relations between the Partnership and the other parties thereto. See Note 16 (“Related Party Transactions”) for further discussion. In connection with the Offering, certain of these agreements, including the amended and restated limited partnership agreement, were amended and/or restated. Additionally, in connection with the Offering, the Partnership and CRNF were released from their obligations as guarantors under CRLLC’s asset-backed revolving credit facility (“ABL credit facility”) and the indentures which govern CRLLC’s senior secured notes, as described further in Note 15 (“Commitments and Contingencies”).

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of CVR Partners are comprised of the operations of CRNF’s nitrogen fertilizer business. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the SEC, including Article 3 of Regulation S-X, “General Instructions as to Consolidated Financial Statements.”

The condensed consolidated financial statements include certain costs of CVR Energy that it incurred on behalf of the Partnership. These amounts represent certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). These transactions represent related party transactions and are governed by the amended and restated services agreement originally entered into in October 2007. See Note 16 (“Related Party Transactions”) for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity for all periods presented.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of June 30, 2011 and December 31, 2010 and the results of operations of the Partnership for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses, and other discharge of contingent assets and liabilities. Actual results could differ from those

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. Results of operations and cash flows are not necessarily indicative of the results that will be realized for the year ending December 31, 2011 or any other interim period.

The Partnership has omitted net income per unit for all periods other than the three and six months ended June 30, 2011, because the Partnership operated under a different capital structure prior to the closing of the Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the three and six months ended June 30, 2011 is calculated since the closing of the Partnership’s Offering on April 13, 2011.

The Partnership has evaluated subsequent events that would require an adjustment to the Partnership’s condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements.

(3)	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Partnership believes that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on the Partnership’s condensed consolidated financial statements.

(4)	Partners’ Capital and Partnership Distributions

In connection with the Offering that closed on April 13, 2011, the Partnership’s special LP units were converted into common units, the Partnership’s special GP units were converted into common units, and the Partnership’s special general partner was merged with and into CRLLC, with CRLLC continuing as the surviving entity. In addition, CVR GP, LLC sold its IDRs to the Partnership and the IDRs were extinguished, and CALLC III sold CVR GP, LLC to CRLLC. Following the Offering, the Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by CVR GP, LLC, the general partner.

At June 30, 2011, the Partnership had a total of 73,002,956 common units issued and outstanding, of which 50,920,000 common units were owned by CRLLC representing approximately 69.8% of the total Partnership units outstanding.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The board of directors of the general partner has adopted a policy pursuant to which the Partnership will distribute all of the available cash it generates each quarter, beginning with the quarter ending June 30, 2011. Available cash for the quarter ended June 30, 2011 has been calculated for the period beginning April 13, 2011 through June 30, 2011. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 45 days after the end of each quarter. See Note 20 (“Subsequent Events”) for additional discussion of the cash distributions. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. The Partnership expects that available cash for each quarter will generally equal its cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership retained the cash on hand associated with prepaid sales at the close of the Offering for future distributions to common unitholders based upon the recognition into income of the prepaid sales.

The general partner manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner’s directors on an annual or continuing basis.

(5)	Net Income Per Common Unitholder

The net income per unit figures on the condensed consolidated Statement of Operations are based on the net income of the Partnership after the closing of the offering on April 13, 2011 through June 30, 2011, since this is the amount of net income that is attributable to the newly issued common units.

The Partnership’s net income is allocated wholly to the common unitholders as the general partner does not have an economic interest.

Basic and diluted net income per common unitholder is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, gives effect to phantom units and unvested common units granted under the CVR Partners, LP Long-Term Incentive Plan (“CVR Partners LTIP”). The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

The following table illustrates the Partnership’s calculation of net income per common unitholder (in thousands, except per unit information):

April 13, 2011
to
June 30, 2011

Net income (from close of the offering on April 13, 2011 to June 30, 2011	$30,849

Net income per common unit, basic	$0.42

Net income per common unit, diluted	$0.42

Weighted-average common units outstanding, basic	73,001

Weighted-average common units outstanding, diluted	73,044

(6)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. For the three and six months ended June 30, 2011 and 2010, there was no depreciation expense incurred related to the cost of product sold.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 14 (“Share-Based Compensation”). Direct operating expenses exclude depreciation and amortization of approximately $4.6 million and approximately $4.7 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, direct operating expenses exclude depreciation and amortization of approximately $9.3 million and $9.3 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal, treasury, accounting, marketing, human resources and the cost of maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 14 (“Share-Based Compensation”). Selling, general and administrative expenses exclude depreciation and amortization of $10,000 and $3,000 for the three months ended June 30, 2011 and 2010, respectively. Selling, general and administrative expenses exclude depreciation and amortization of $13,000 and $5,000 for the six months ended June 30, 2011 and 2010, respectively.

(7)	Inventories

Inventories consist of fertilizer products which are valued at the lower of first-in, first-out (“FIFO”) cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)

Finished goods	$5,906	$3,645
Raw materials and precious metals	5,015	4,077
Parts and supplies	11,793	12,108

	$22,714	$19,830

(8)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepayments, non-trade accounts receivable, affiliates’ receivables and other general current assets. Prepaid expenses and other current assets were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Accrued interest receivable(1)	$—	$2,318
Deferred financing cost	979	2,089
Other(1)	2,759	1,150

	$3,738	$5,557

(1)	The “Accrued interest receivable” represents amounts due from CRLLC, a related party, in connection with the due from affiliate balance. As of December 31, 2010, the due from affiliate balance of $160.0 million was distributed to CRLLC and the special general partner in accordance with their respective percentage interests. Additionally, included in the table above are amounts owed to the Partnership related to activities associated with the feedstock and shared services agreement. See Note 16 (“Related Party Transactions”)

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for additional discussion of amounts owed to the Partnership related to the due from affiliate balance and detail of amounts owed to the Partnership related to the feedstock and shared services agreement.

(9)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$2,553	$2,492
Buildings	815	724
Machinery and equipment	396,783	397,236
Automotive equipment	2,887	391
Furniture and fixtures	252	245
Construction in progress	33,534	32,776

	436,824	433,864
Accumulated depreciation	(104,370)	(95,926)

	$332,454	$337,938

Capitalized interest recognized as a reduction of interest expense for the three months ended June 30, 2011 and 2010 totaled approximately $302,000 and $0, respectively. Capitalized interest recognized as a reduction of interest expense for the six months ended June 30, 2011 and 2010 totaled approximately $302,000 and $0, respectively.

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Property taxes	$7,187	$7,025
Capital asset and dismantling obligation	3,621	250
Accrued interest	689	—
Other accrued expenses(1)	1,629	535

	$13,126	$7,810

(1)	Other accrued expenses include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing (“CRRM”), a related party, under the feedstock and shared services agreement. See Note 16 (“Related Party Transactions”) for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(11)	Nitrogen Fertilizer Incident

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

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total gross costs recorded as of June 30, 2011 due to the incident were approximately $11.1 million for repairs and maintenance and other associated costs. Approximately $0.2 million of these costs was recognized during the three months ended June 30, 2011. Approximately $0.6 million of these costs was recognized during the six months ended June 30, 2011 and was included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred, approximately $4.5 million was capitalized.

The Partnership maintains property damage insurance under CVR Energy’s insurance policies which have an associated deductible of $2.5 million. The Partnership anticipates that substantially all of the repair costs in excess of the $2.5 million deductible should be covered by insurance. These insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Partnership has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. In connection with the incident, the Partnership recorded an insurance receivable of $4.5 million, of which approximately $4.3 million of insurance proceeds was received in December 2010 and the remaining $0.2 million was received in January 2011. The recording of the insurance receivable resulted in a reduction of direct operating expenses in 2010 (exclusive of depreciation and amortization).

In the first quarter of 2011, the Partnership submitted a partial business interruption claim for damages and losses, as afforded by its insurance policies. The Partnership’s insurance carriers agreed to make interim payments totaling approximately $2.9 million. The Partnership received insurance proceeds totaling approximately $2.3 million related to its business interruption claim through March 31, 2011 and received the remaining approximate $0.6 million in April 2011. The proceeds associated with the business interruption claim are included on the Condensed Consolidated Statements of Operations under Insurance recovery — business interruption.

(12)	Income Taxes

CVR Partners is treated as a partnership for U.S. federal income tax purposes. Generally, each common unitholder is required to take into account its respective share of CVR Partners’ income, gains, loss and deductions. The Partnership is not subject to income taxes, except for a franchise tax in the state of Texas. The income tax liability of the common unitholders is not reflected in the condensed consolidated financial statements of the Partnership.

(13)	Benefit Plans

CRLLC sponsors and administers a defined-contribution 401(k) plan (the “Plan”) for the employees of CRNF. Participants in the Plan may elect to contribute up to 50% of their annual salaries and up to 100% of their annual bonus received pursuant to CVR Energy’s income sharing plan. CRNF matches up to 75% of the first 6% of the participant’s contribution. Participants in the Plan are immediately vested in their individual contributions. The Plan has a three year vesting schedule for CRNF’s matching funds and contains a provision to count service with any predecessor organization. For the three months ended June 30, 2011 and 2010, CRNF’s contributions under the Plan were $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2011 and 2010, CRNF’s contributions under the Plan were $0.2 million and $0.2 million, respectively.

(14)	Share-Based Compensation

Certain employees of CRNF and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy are participants in equity compensation plans of CVR Partners’ affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin, or SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Entity” and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to CVR Partners. For employees covered by the services agreement with CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of CVR Energy’s share-based compensation and all expense amounts are reflected as an increase or decrease to Partners’ Capital.

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

In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy’s common stock, pursuant to a registered public offering. As a result of the offering, CALLC II no longer was a stockholder of CVR Energy. Subsequent to CALLC II’s divestiture of its ownership interest in CVR Energy, no additional share-based compensation expense will be incurred with respect to override units of CALLC II.

In May 2011, CALLC sold its remaining shares of CVR Energy, pursuant to a registered public offering. As a result of this offering, CALLC no longer is a stockholder of CVR Energy. Subsequent to CALLC’s divestiture of its ownership interest in CVR Energy, no additional share-based compensation expense will be incurred with respect to override units of CALLC.

The fair value of the CALLC override units and the associated compensation expense for the three months ended June 30, 2011 was derived based upon the value, resulting from the proceeds received associated with CALLC’s divestitures of its remaining shares of CVR Energy and attributable to the unvested units on that date.

The fair value of the CALLC III override units for the three months ended June 30, 2011 was derived based upon the value resulting from the proceeds received by the managing GP upon the purchase of the IDR’s by the Partnership. These proceeds were subsequently distributed to the owners of CALLC III which includes the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. For the three and six months ended June 30, 2010, the estimated fair value of the override units of CALLC III were determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

						Compensation Expense
				Compensation Expense Increase		Increase
				(Decrease) for the		(Decrease) for the
	Benchmark	Original		Three Months Ended		Six Months Ended
	Value	Awards		June 30,		June 30,
Award Type	(per Unit)	Issued	Grant Date	2011	2010	2011	2010

Override Operating Units(a)	$11.31	919,630	June 2005	$—	$(13)	$—	$56
Override Operating Units(b)	$34.72	72,492	December 2006	—	—	—	1
Override Value Units(c)	$11.31	1,839,265	June 2005	17	(196)	1,495	331
Override Value Units(d)	$34.72	144,966	December 2006	(9)	(1)	225	8
Override Units(e)	$10.00	138,281	October 2007	—	—	—	—
Override Units(f)	$10.00	642,219	February 2008	58	—	143	1

			Total	$66	$(210)	$1,863	$397

Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR GP, LLC and the distribution to CALLC III, there is no associated unrecognized compensation expense as of June 30, 2011.

Valuation Assumptions

Significant assumptions used in the valuation of the Override Operating Units (a) and (b) were as follows:

	(a) Override Operating Units	(b) Override Operating Units
	June 30, 2010	June 30, 2010

Estimated forfeiture rate	None	None
CVR Energy’s closing stock price	$7.52	$7.52
Estimated weighted-average fair value (per unit)	$13.02	$2.06
Marketability and minority interest discounts	20.0%	20.0%
Volatility	54.5%	54.5%

As of June 30, 2010, all recipients of these override operating units were fully vested.

Significant assumptions used in the valuation of the Override Value Units (c) and (d) were as follows:

	(c) Override Value Units	(d) Override Value Units
	June 30, 2010	June 30, 2010

Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
CVR Energy’s closing stock price	$7.52	$7.52
Estimated weighted-average fair value (per unit)	$7.12	$2.05
Marketability and minority interest discounts	20.0%	20.0%
Volatility	54.5%	54.5%

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

June 30, 2010

Estimated forfeiture rate	None
Derived Service Period	Based on forfeiture schedule
Estimated fair value (per unit)	$0.08
Marketability and minority interest discount	20.0%
Volatility	59.7%

Phantom Unit Plans

CVR Energy, through CRLLC, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees and service providers were awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points had rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points had rights to receive distributions when CALLC and CALLC II holders of override value units receive distributions.

Compensation expense for the three months ended June 30, 2011 and 2010 related to the Phantom Unit Plans was approximately $(0.1) million and $(0.3) million, respectively Compensation expense for the six months ended June 30, 2011 and 2010, related to the Phantom Unit Plans was approximately $2.0 million and $0.2 million respectively.

Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II, there is no unrecognized compensation expense associated with the Phantom Unit Plans at June 30, 2011.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan — CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2011, only restricted shares of CVR Energy common stock and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CRNF) employees, officers, consultants and directors.

Restricted Shares

Through the CVR Energy LTIP, shares of restricted common stock have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, are valued at the closing market price of CVR Energy’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the common stock. These shares generally vest over a three-year period. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2011, there was approximately $2.2 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals whom, as of June 30, 2011, compensation expense has been allocated to the Partnership.

Compensation expense recorded for the three months ended June 30, 2011 and 2010, related to the restricted shares, was approximately $0.7 million and less than $0.1 million, respectively. Compensation expense recorded for the six months ended June 30, 2011 and 2010, related to the restricted shares, was approximately $1.3 million and less than $0.1 million, respectively.

Long-Term Incentive Plan — CVR Partners

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

In connection with the Offering, 23,448 phantom units were granted to certain board members of the Partnership’s general partner. These phantom units are expected to vest six months following the grant date. These phantom unit awards granted to the directors of the general partner are considered non-employee equity-based awards since the directors are not elected by unit holders. These phantom unit director awards are required to be marked-to-market each reporting period until they are vested.

In June 2011, 50,659 phantom units were granted to an employee of the general partner. These phantom units are expected to vest over three years on the basis of one-third of the award each year. As these phantom awards were made to an employee of the general partner, they are considered non-employee equity-based awards and are required to be marked-to-market each reporting period until they vest.

In June 2011, there were 2,956 fully vested common units granted to certain board members of the general partner. The fair value of these awards was calculated using the closing price of the Partnership’s common units on the date of grant. This amount was fully expensed at the time of grant.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense recorded for the three months ended June 30, 2011 and 2010, related to the awards under the CVR Partners’ LTIP was approximately $0.3 million and $0, respectively. Compensation expense recorded for the six months ended June 30, 2011 and 2010, related to the awards under the CVR Partners’ LTIP was approximately $0.3 million and $0, respectively. Compensation expense associated with the awards under the CVR Partners’ LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) — affiliates as the expense has been incurred for the benefit of directors or employees of the general partner.

As of June 30, 2011, 4,922,937 common units were available for issuance under the LTIP. Unrecognized compensation expense associated with the unvested phantom units at June 30, 2011 was approximately $1.2 million.

(15)	Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the operating leases and unconditional purchase obligations are as follows:

		Unconditional
	Operating	Purchase
	Leases	Obligations(1)
	(in thousands)

Six months ending December 31, 2011	$2,265	$5,148
Year ending December 31, 2012	4,771	10,564
Year ending December 31, 2013	4,150	11,059
Year ending December 31, 2014	2,481	11,139
Year ending December 31, 2015	1,546	10,741
Thereafter	1,241	80,267

	$16,454	$128,918

(1)	The Partnership’s purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended June 30, 2011 and 2010, totaled approximately $1.0 million and $1.2 million, respectively. Lease expense for the six months ended June 30, 2011 and 2010, totaled approximately $2.0 million and $2.1 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CRNF has an agreement with the City of Coffeyville (the “City”) pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity and City margin based upon agreed upon rates. This agreement expires July 1, 2019. Effective August 2008 and through July 2010, the City began charging a higher rate for electricity than what had been agreed to in the contract. CRNF filed a lawsuit to have the contract enforced as written and to recover other damages. CRNF paid the higher rates under protest and subject to the lawsuit in order to obtain the electricity. In August 2010, the lawsuit was settled and CRNF received a return of funds totaling approximately $4.8 million. This return of funds was recorded in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations during the third quarter of 2010. In connection with the settlement, the electrical services agreement was amended. As a result of the amendment, the annual committed contractual payments are estimated to be approximately $1.9 million. As of June 30, 2011 and December 31, 2010, the estimated

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining obligation of CRNF totaled approximately $15.7 million and $16.5 million, respectively, through July 1, 2019. These estimates are subject to change based upon the Company’s actual usage.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with Linde, Inc. Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended June 30, 2011 and 2010, totaled approximately $1.0 million and $1.1 million, respectively. Expenses associated with this agreement for the six months ended June 30, 2011 and 2010, totaled approximately $2.0 million and $2.6 million, respectively.

CRNF entered into a sales agreement with Cominco Fertilizer Partnership on November 20, 2007 to purchase equipment and materials which comprise a nitric acid plant. CRNF’s obligation related to the execution of the agreement in 2007 for the purchase of the assets was $3.5 million. On May 25, 2009, CRNF and Cominco amended the contract increasing the liability to approximately $4.3 million. In consideration of the increased liability, the timeline for removal of the equipment and payment schedule was extended. The amendment sets forth payment milestones based upon the timing of removal of identified assets. The balance of the assets purchased is now anticipated to be removed by November 20, 2011, with final payment due at that time. As of June 30, 2011, approximately $2.3 million had been paid. Additionally, as of June 30, 2011, approximately $2.4 million was accrued related to the obligation to dismantle the unit. As of June 30, 2011, the Partnership had accrued a total of approximately $4.1 million with respect to the nitric acid plant and the related dismantling obligation and was included in accrued expenses and other current liabilities. The related asset amounts are included in construction-in-progress at June 30, 2011.

CRNF entered into a lease agreement effective October 25, 2007 with CVR Energy under which certain office and laboratory space is leased. This lease agreement was amended and restated in connection with the Offering and extended through October 2017. The agreement requires CRNF to pay approximately $8,400 on the first day of each calendar month during the term of the agreement. See Note 16 (“Related Party Transactions”) for further discussion.

On February 22, 2011, CRLLC entered into a $250.0 million ABL credit facility scheduled to mature in August 2015 that replaced its first priority credit facility which was terminated. At April 13, 2011, CRLLC’s senior secured notes had an aggregate principal balance of $472.5 million. $247.5 million of the senior secured notes mature on April 1, 2015 and the remaining $225.0 million of senior secured notes mature on April 1, 2017. The Partnership and CRNF were each released from their obligation as a guarantor or obligor, as applicable, under CRLLC’s ABL credit facility, 9.0% First Lien Senior Secured Notes due 2015 and 10.875% Second Lien Senior Secured Notes due 2017, as a result of the closing of the Offering.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under “Environmental, Health, and Safety (“EHS”) Matters.” Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. Management believes the Partnership has accrued for losses for which it may ultimately be responsible. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF’s nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to annual property tax expense for CRNF by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. CRNF does not agree with the county’s classification of the nitrogen fertilizer plant and is currently disputing it before the Kansas Court of Tax Appeals (“COTA”). However, CRNF has fully accrued and paid for the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008 and has estimated and accrued for property taxes for the first six months of 2011. These amounts are reflected as a direct operating expense on the Condensed Consolidated Statements of Operations. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding the property tax claims for the year ended December 31, 2008. CRNF believes that it is possible that COTA may issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance that CRNF will receive a ruling in 2011. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to CRNF, which could have a material positive effect on the results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, CRNF expects that it will continue to pay property taxes at elevated rates.

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

From time to time, the United States Environmental Protection Agency (“EPA”) has conducted inspections and issued information requests to CRNF with respect to the Company’s compliance with the Clean Air Act’s “Risk Management Program” and the release reporting requirements under the Comprehensive Environmental Response, Compensation, and Liability Act and the Emergency Planning and Community Right-to-Know Act. These previous investigations have resulted in the issuance of preliminary findings regarding CRNF’s compliance status. In the fourth quarter of 2010, following CRNF’s reported release of ammonia from its cooling water system and the rupture of its UAN vessel (which released ammonia and other regulated substances), the EPA conducted its most recent inspection and issued an additional request for information to CRNF. The EPA has not made any formal claims against the Company and the Company has not accrued for any liability associated with the investigations or releases.

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures for the three months ended June 30, 2011 and 2010, were approximately $27,000 and $18,000 respectively. Capital expenditures for the six months ended June 30, 2011 and 2010 were approximately $0.2 million and approximately $0.1 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

(16)	Related Party Transactions

Related Party Agreements

In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries to govern the business relationship among CVR Partners, CVR GP, LLC, CRNF, CVR Energy and its subsidiaries. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the Offering. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets, and other long-term assets on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRNF entered into a feedstock and shared services agreement with Coffeyville Resources Refining & Marketing (“CRRM”) under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM’s refinery and CRNF’s nitrogen fertilizer plant.

Pursuant to the feedstock agreement, CRNF and CRRM have the right to transfer excess hydrogen to one another. Sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended June 30, 2011 and 2010, there were net sales of approximately $6.1 million and $0 generated from the sale of hydrogen to CRRM. For the six months ended June 30, 2011 and 2010, there were net sales of approximately $6.1 million and $0 generated from the sale of hydrogen to CRRM. CVR Partners recognized approximately $0 and $0.6 million of cost of product sold related to the transfer of excess hydrogen from CRRM’s refinery for the three months ended June 30, 2011 and 2010, respectively. CVR Partners also recognized approximately $0.7 million and $1.1 million of cost of product sold related to the transfer of excess hydrogen from CRRM’s refinery for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, there were approximately $0.7 million and $0 receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales, respectively. At June 30, 2011 and December 31, 2010, no amounts were included in the accounts payable on the Condensed Consolidated Balance Sheets related to the purchase of hydrogen from CRRM.

The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended June 30, 2011 and 2010 were approximately $(35,000) and $6,000, respectively, related to high-pressure steam. Net reimbursed or (paid) direct operating expenses recorded during the six months ended June 30, 2011 and 2010 were approximately $(0.2) million and $17,000, respectively, related to high-pressure steam. Reimbursement or paid amounts for each period on a gross basis were nominal.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended June 30, 2011 and 2010, were approximately $0.3 million and $50,000, respectively.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursed direct operating expenses associated with nitrogen for the six months ended June 30, 2011 and 2010, were approximately $0.7 million and $0.3 million, respectively. There were no amounts paid by CRNF to CRRM for either period.

The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to CRNF. There were no amounts paid or reimbursed for the three or six months ended June 30, 2011 and 2010.

At June 30, 2011 and December 31, 2010, receivables of approximately $0.1 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with amounts yet to be received related to components of the feedstock and shared services agreement except amounts related to hydrogen sales and pet coke purchases. At June 30, 2011 and December 31, 2010, payables of approximately $0.6 million and $0.6 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, except amounts related to hydrogen sales and pet coke purchases.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended June 30, 2011 and 2010, there were net sales of approximately $39,000 and $0 generated from the sale of tail gas to CRRM. For the six months ended June 30, 2011 and 2010, there were net sales of approximately $39,000 and $0, respectively, generated from the sale of tail gas to CRRM.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At June 30, 2011, an asset of approximately $0.2 million was included in other current assets and approximately $1.4 million was included in other non-current assets with an offset liability of approximately $0.5 million in other current liabilities and approximately $1.0 million other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.l million was reimbursed by CRRM for the use of tank capacity for the three months ended June 30, 2011. This reimbursement was recorded as a reduction to direct operating expenses. No amounts were received in prior periods.

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

CRNF obtains most (over 70% on average during the last five years) of the pet coke it needs from CRRM’s adjacent crude oil refinery pursuant to the pet coke supply agreement and procures the remainder on the open market. The price CRNF pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

Pursuant to the agreement, CRNF will also pay any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CRNF will be entitled to offset any amount payable for the pet coke against any amount due from CRRM under the feedstock and shared services agreement between the parties.

The agreement has an initial term of 20 years, which will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

Costs of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $2.9 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, costs of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $3.6 million and $1.0 million, respectively. Payables of approximately $1.2 million and $0.3 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, respectively.

Lease Agreement

CRNF entered into a lease agreement with CRRM under which CRNF leases certain office and laboratory space. For the three months ended June 30, 2011 and 2010, expense incurred related to the use of the office and laboratory space totaled approximately $27,000 and $24,000, respectively. For the six months ended June 30, 2011 and 2010, expense incurred related to the use of the office and laboratory space totaled approximately $51,000 and $48,000, respectively. There was approximately $8,400 and $0 unpaid with respect to the lease agreement as of June 30, 2011 and December 31, 2010, respectively. The lease agreement was amended and restated in connection with the Offering. As amended, the agreement expires in October 2017 (but may be terminated at any time during the initial term at CRNF’s option upon 180 days’ prior written notice). CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term.

Environmental Agreement

CRNF entered into an environmental agreement with CRRM that provides for certain indemnification and access rights in connection with environmental matters affecting the refinery and the nitrogen fertilizer plant. Generally, both CRNF and CRRM have agreed to indemnify and defend each other and each other’s affiliates against liabilities associated with certain hazardous materials and violations of environmental laws that are a result of or caused by the indemnifying party’s actions or business operations. This obligation extends to indemnification for liabilities arising out of off-site disposal of certain hazardous materials. Indemnification

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations of the parties will be reduced by applicable amounts recovered by an indemnified party from third parties or from insurance coverage.

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

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP, LLC and CVR Energy. Under this agreement, the Partnership’s general partner has engaged CVR Energy to conduct its day-to-day business operations. CVR Energy provides CVR Partners with the following services under the agreement, among others:

•	services from CVR Energy’s employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement shall serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Energy agree otherwise;

•	administrative and professional services, including legal, accounting services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs;

•	management of the Partnership’s property and the property of its operating subsidiary in the ordinary course of business;

•	recommendations on capital raising activities to the board of directors of the Partnership’s general partner, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

•	managing or overseeing litigation and administrative or regulatory proceedings, and establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;

•	recommending the payment of distributions; and

•	managing or providing advice for other projects as may be agreed by CVR Energy and its general partner from time to time.

As payment for services provided under the agreement, the Partnership, its general partner or CRNF must pay CVR Energy (i) all costs incurred by CVR Energy in connection with the employment of its employees, other than administrative personnel, who provide the Partnership services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by CVR Energy in connection with the employment of its employees, including administrative personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Either CVR Energy or the Partnership’s general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days’ notice. Beginning in April 2012, either CVR Energy or the Partnership’s general partner may terminate the agreement upon at least 180 days’ notice, but not more than one year’s notice. Furthermore, the Partnership’s general partner may terminate the agreement immediately if CVR Energy becomes bankrupt or dissolves or commences liquidation or winding-up procedures.

In order to facilitate the carrying out of services under the agreement, CVR Partners and CVR Energy have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another’s intellectual property under certain circumstances.

Net amounts incurred under the services agreement for the three months ended June 30, 2011 and 2010 were approximately $2.7 million and $2.4 million, respectively. Of these charges, approximately $2.2 million and $1.9 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $0.4 million and $0.6 million, respectively, were included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the six months ended June 30, 2011 and 2010 were approximately $5.3 million and $5.0 million, respectively. Of these charges, approximately $4.4 million and $3.9 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, approximately $1.0 million and $1.1 million, respectively, were included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of approximately $1.4 million and $0.7 million, respectively, for the three months ended June 30, 2011 and 2010. For services performed in connection with the services agreement, the Partnership recognized personnel costs of approximately $2.7 million and $1.5 million, respectively, for the six months ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, payables of approximately $1.0 million and $2.4 million, respectively, were included in accounts payable on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

In connection with the Offering, CVR GP and CRLLC entered into the second amended and restated agreement of limited partnership of the Partnership, dated April 13, 2011.

The Partnership’s general partner manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. CRLLC has the right to select the directors of the general partner. Actions by the general partner that are made in its individual capacity are made by CRLLC as the sole member of the general partner and not by its board of directors. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to re-election on a regular basis in the future. The officers of the general partner manage the day-to-day affairs of the Partnership’s business.

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for both the three and six months ended June 30, 2011 and 2010 approximately $0.1 million and $0, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of the general partner’s chief executive officer, who manages the Partnership’s business.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due from Affiliate

CVR Partners historically supplemented CRLLC’s working capital needs. CVR Partners had the right to receive such amounts from CRLLC upon request.

On December 31, 2010, the due from affiliate balance was reduced to $0 as a result of the due from affiliate balance of $160.0 million being distributed by the Partnership to CRLLC and the special general partner. At June 30, 2011 and December 31, 2010, included in prepaid expenses and other current assets on the Consolidated Balance Sheets are receivables of $0 and approximately $2.3 million, respectively, for accrued interest with respect to amounts due from affiliate. For the three months ended June 30, 2011, the Partnership recognized $0 in interest income associated with the due from affiliate balance compared to approximately $3.5 million, for the three months ended June 30, 2010. For the six months ended June 30, 2011 the Partnership recognized $0 in interest income associated with the due from affiliate balance compared to approximately $6.6 million, for the six months ended June 30, 2010.

(17)	Credit Facility

Concurrently with the closing of the Offering, on April 13, 2011, CRNF as borrower and CVR Partners as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at June 30, 2011. There is no scheduled amortization and the credit facility matures in April 2016. The credit facility will be used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership. The Partnership, upon the closing of the new credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering.

Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for borrowings under the credit facility is the Eurodollar rate plus a margin of 3.75%, or, for base rate loans, the prime rate plus 2.75%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

The credit facility requires CRNF to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership’s common units provided the Partnership is in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility.

As of June 30, 2011, CRNF was in compliance with the covenants of the credit facility.

In connection with the credit facility, through June 30, 2011, CVR Partners has incurred lender and other third party costs of approximately $4.9 million. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Interest Rate Swap

On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commences on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. If the swaps were in effect at June 30, 2011, the effective rate would be approximately 5.71% based on the current applicable margin of 3.75% over LIBOR. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap will be initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

(19)	Fair Value of Financial Instruments

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to the immediate short-term maturity of these financial instruments. The carrying value of the Partnership’s debt approximates fair value.

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of the Partnership’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments (ASC825).

Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability) including assumptions about risk. GAAP categorizes inputs used in fair value measurements into three broad levels as follows:

•	(Level 1) Quoted prices in active markets for identical assets or liabilities.

•	(Level 2) Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.

•	(Level 3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.

(20)	Subsequent Events

Distribution

On July 25, 2011, the Board of Directors of the Partnership’s general partner declared a quarterly cash distribution to the Partnership’s unitholders of $0.407 per unit. The cash distribution will be paid on August 12, 2011, to unitholders of record at the close of business on August 5, 2011. This distribution was prorated for the period from the closing of the Offering through June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as well as the Partnership’s prospectus dated April 7, 2011 and filed with the Securities and Exchange Commission (“SEC”) on April 11, 2011. Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be attained for any other period.

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

The primary raw material feedstock used in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we believe our nitrogen fertilizer business has historically been the lowest cost producer and marketer of ammonia and UAN fertilizers in North America. We currently purchase most of our pet coke from CVR Energy pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke utilized by our plant was produced and supplied by CVR Energy’s crude oil refinery.

Initial Public Offering

On April 13, 2011, we completed the Offering, pursuant to which 22,080,000 common units, representing a 30.2% limited partner interest in the Partnership, were sold to the public at a price to the public of $16.00 per common unit. The net proceeds to CVR Partners from the Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership’s obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the incentive distribution rights, or IDRs, owned by our general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund our UAN expansion.

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

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2010, approximately 45% of the corn planted in the United States was grown within a $35/UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors’ revenues is derived from the lower margin industrial market. Our location on Union Pacific’s main line increases our transportation cost advantage by lowering the costs of bringing our products to customers, assuming freight rates and pipeline tariffs for U.S. Gulf Coast importers as recently in effect. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad and we do not incur any intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $25 per ton over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

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

Our largest raw material expense is pet coke, which we purchase from CVR Energy and third parties. For the three months ended June 30, 2011 and 2010, we spent approximately $4.1 million and $1.9 million, respectively, for pet coke, which equaled an average cost per ton of $30 and $17, respectively. For the six months ended June 30, 2011 and 2010, we spent approximately $6.0 million and $3.6 million, respectively, for pet coke, which equaled an average cost per ton of $23 and $15, respectively. If pet coke prices rise substantially in the future, we may be unable to increase our prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by our competitors, and not pet coke prices.

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

Publicly Traded Partnership Expenses

We expect that our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including costs associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses will approximate $3.5 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing. Our historical financial statements do not reflect the impact of these expenses, which will affect the comparability of our post-offering results with our financial statements from periods prior to the completion of the Offering.

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

Total gross costs recorded as of June 30, 2011 due to the incident were approximately $11.1 million for repairs and maintenance and other associated costs. We recorded an insurance receivable of approximately $4.5 million under the property damage coverage of which approximately $4.3 million of insurance proceeds were received as of December 31, 2010 and the remaining $0.2 million was received in January 2011. Of the costs incurred, approximately $4.5 million were capitalized. We also recognized income of approximately $2.9 million from insurance proceeds received from our business interruption policy in the first quarter of 2011. We received approximately $2.3 million related to the business interruption claim during the first quarter of 2011 and received the remaining $0.6 million in April 2011.

Fertilizer Plant Property Taxes

Our nitrogen fertilizer plant received a ten year property tax abatement from Montgomery County, Kansas in connection with its construction that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed our nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase in our annual property tax expense for the plant by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. We do not agree with the county’s classification of our nitrogen fertilizer plant and are currently disputing it before the Kansas Court of Tax Appeals, or COTA. However, we have fully accrued and paid for the property tax the county claims we owe for the years ended December 31, 2010, 2009 and 2008. We have estimated and accrued for six months of property taxes for 2011. This property tax expense is reflected as a direct operating expense in our financial results. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding our property tax claims for the year ended December 31, 2008. We believe it is possible that COTA may issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance we will receive a ruling in 2011. If we are successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to us, which could have a material positive effect on our results of operations. If we are not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, we expect that we will continue to pay property taxes at elevated rates.

Distributions to Unitholders

We intend to make cash distributions of all available cash we generate each quarter beginning with the quarter ended June 30, 2011, covering April 13, 2011 (the closing of the Offering) through June 30, 2011. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. Additionally, the Partnership retained cash on hand associated with prepaid sales at the close of the Offering for future distributions to common unitholders based upon the recognition into income of the prepaid sales. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

In recent historic periods, we have not incurred interest expense. Borrowings under the credit facility bear interest, at the Partnership’s option, at either the Eurodollar Rate, plus a margin that ranges from 3.50% to 4.25%, or the Base Rate, plus a margin that ranges from 2.50% to 3.25%. The applicable interest rate margin is determined based on the Partnership’s leverage ratio for the trailing four quarters. The average interest rate for the term loan during the three months ended June 30, 2011 was 4.02%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of the Partnership and CRNF.

Interest Rate Swap

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment.. However, these Interest Rate Swap agreements do not commence until August 12, 2011; therefore, there is no impact recorded for the three and six months ended June 30, 2011.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and six months ended June 30, 2011 and 2010. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2010, is unaudited.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Consolidated Statements of Operations Data	2011	2010	2011	2010
	(unaudited)
	(in millions)

Net sales	$80.7	$56.3	$138.1	$94.6
Cost of product sold — Affiliates	2.9	1.1	4.3	2.1
Cost of product sold — Third Parties	6.8	10.8	12.9	14.8

	9.7	11.9	17.2	16.9
Direct operating expenses — Affiliates(1)	0.2	0.5	0.8	1.0
Direct operating expenses — Third Parties(1)	22.1	20.8	44.5	42.5

	22.3	21.3	45.3	43.5
Insurance recovery — business interruption	—	—	(2.9)	—
Selling, general and administrative expenses — Affiliates(1)	3.3	1.5	9.7	4.4
Selling, general and administrative expenses — Third Parties(1)	1.4	0.4	3.4	1.0

	4.7	1.9	13.1	5.4
Depreciation and amortization(2)	4.7	4.7	9.3	9.3

Operating income	$39.3	$16.5	$56.1	$19.5
Interest expense and other financing costs	(1.2)	—	(1.2)	—
Interest income	—	3.5	—	6.6
Other income (expense)	0.1	(0.1)	—	(0.1)

Total other income (expense)	(1.1)	3.4	(1.2)	6.5

Income before income tax expense	38.2	19.9	54.9	26.0

Income tax expense	—	—	—	—

Net income (loss)(3)	$38.2	$19.9	$54.9	$26.0
Adjusted EBITDA(4)	$45.0	$20.6	$70.9	$29.3
Available cash for distribution(5)	$29.7		$29.7

	As of June 30,	As of December 31,
Balance Sheet Data	2011	2010
	(unaudited)
	(in millions)

Cash and cash equivalents	$229.8	$42.7
Working capital	$231.6	$27.1
Total assets	$640.7	$452.2
Partners’ Capital	$484.2	$402.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$18.0	$(3.6)	$50.2	$29.6
Investing activities	$(4.0)	$(0.8)	$(5.8)	$(1.9)
Financing activities	$144.4	$4.4	$142.6	$(29.5)
Capital expenditures for property, plant and equipment	$4.0	$0.8	$6.0	$2.0
Depreciation and amortization	$4.7	$4.7	$9.3	$9.3

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Depreciation and amortization is comprised of the following components as excluded from direct operating expenses and selling, general administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Depreciation and amortization excluded from direct operating expenses	$4.7	$4.7	$9.3	$9.3
Depreciation and amortization excluded from selling, general and administrative expenses	—	—	—	—

Total depreciation and amortization	$4.7	$4.7	$9.3	$9.3

(3)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Share-based compensation expense(a)	$0.9	$(0.5)	$5.5	$0.6

(a)	Represents the impact of share-based compensation awards allocated from CVR Energy and CALLC III and share-based compensation associated with awards from our LTIP. We are not responsible for payment of share-based compensation awards allocated from CVR Energy and CALLC III and all such expense amounts are reflected as an increase or decrease to Partners’ capital.

(4)	Adjusted EBITDA is defined as net income before income tax expense, net interest (income) expense, depreciation and amortization expense and certain other items management believes affect the comparability of operating results. Adjusted EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA provides relevant and useful information that enables external users of our financial statements, such as industry analysts, investors, lenders and rating agencies to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Management believes it is appropriate to exclude certain items from EBITDA, such as share-based compensation and major scheduled turnaround expenses because management believes these items affect the comparability of operating results.

(5)	We define available cash for distribution generally as equal to our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that our board of directors of our general partner deems necessary or appropriate. For the quarter ended June 30, 2011, available cash for distribution is calculated for the period beginning at the closing of the Offering (April 13, 2011 through June 30, 2011). Additionally, the Partnership retained cash on hand associated with prepaid sales at the close of the Offering for future distributions to common unitholders based upon the recognition into income of the prepaid sales.

The tables below provide an overview of our results of operations, relevant market indicators and key operating statistics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	102.3	105.2	207.6	210.3
Ammonia (net available for sale)(1)	28.2	38.7	63.4	76.9
UAN	179.4	162.9	350.0	326.7
Pet coke consumed (thousand tons)	135.8	115.5	259.9	233.1
Pet coke (cost per ton)	$30	$17	$23	$15
Sales (thousand tons)(2):
Ammonia	33.6	50.6	60.9	81.8
UAN	166.1	172.2	345.4	327.9

Total sales	199.7	222.8	406.3	409.7
Product pricing (plant gate) (dollars per ton)(3):
Ammonia	$574	$312	$570	$300
UAN	$300	$205	$252	$187
On-stream factor(4):
Gasification	99.3%	92.2%	99.6%	94.0%
Ammonia	98.5%	90.4%	97.6%	92.3%
UAN	97.6%	89.1%	95.4%	89.8%
Reconciliation to net sales (in millions):
Freight in revenue	$5.4	$5.2	$10.2	$8.8
Hydrogen and other gases revenue	6.1	—	6.1	—
Sales net plant gate	69.2	51.1	121.8	85.8

Total net sales	$80.7	$56.3	$138.1	$94.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)

Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.38	$4.35	$4.29	$4.67
Ammonia — Southern Plains (dollars per ton)	$604	$359	$605	$345
UAN — Mid Cornbelt (dollars per ton)	$366	$249	$358	$246

(1)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)	Product production cost per ton includes the total amount of operating expenses incurred during the production process (including raw material costs) in dollars per product ton divided by the total tons produced but excludes depreciation expense.

(3)	Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Sales.  Net sales were $80.7 million for the three months ended June 30, 2011 compared to $56.3 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, ammonia and UAN made up $19.8 million and $54.8 million of our net sales, respectively. This compared to ammonia and UAN net sales of $17.1 million and $39.3 million for the three months ended June 30, 2010. The increase of $24.4 million was the result of both higher average plant gate prices for both ammonia and UAN and greater hydrogen sales to CVR Energy’s refinery offset by lower sales unit volumes for ammonia and UAN. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarters ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Variance	Variance
									(in millions)
Ammonia	33,582	$590	$19.8	50,576	$338	$17.1	(16,994)	$2.7	$12.7	$(10.0)

UAN	166,112	$330	$54.8	172,165	$228	$39.2	(6,053)	$15.6	$17.6	$(2.0)
Hydrogen	630,497	$10	$6.1	—	$—	$—	630,497	$6.1	$—	$6.1

(1)	Sales volume in tons

(2)	Includes freight charges

(3)	Sales dollars in millions

The decrease in ammonia sales volume for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to our providing hydrogen to CVR Energy’s refinery as requested pursuant to the feedstock agreement instead of using this hydrogen to produce ammonia. UAN sales volume were lower in the three months ended June 30, 2011 than the same period in 2010 due to management decisions to move product into inventory in order to take advantage of anticipated price increases later in the year. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability as all increased over the second quarter of 2010 with the units reporting 99.3%, 98.5% and 97.6%, respectively, on-stream for the three months ended June 30, 2011. On-stream rates for the second quarter of 2010 were 92.2%, 90.4% and 89.1% for the gasification, ammonia and UAN units, respectively.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended June 30, 2011 were higher for both ammonia and UAN over the comparable period of 2010, increasing 84.4% and 46.3% respectively. The price increases reflect strong farm belt market conditions. While UAN pricing in the second quarter of 2011 was higher than last year, it nevertheless was adversely impacted by the outage of a high-

pressure UAN vessel that occurred in September 2010. This caused us to shift delivery of lower priced tons from the fourth quarter of 2010 to the first and second quarters of 2011.

Cost of Product Sold.  Cost of product sold is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold for the three months ended June 30, 2011 was $9.7 million compared to $11.9 million for the three months ended June 30, 2010. The decrease of $2.2 million is the result of lower third party costs of $4.0 million, offset by higher affiliate costs of $1.8 million. Besides decreased costs associated with lower ammonia and UAN sales volumes, we experienced an increase in pet coke costs of $2.2 million ($2.3 million from transaction with affiliates) and increased freight expense of $0.1 million partially offset by a decrease in hydrogen costs of $0.6 million.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2011 were $22.3 million as compared to approximately $21.3 million for the three months ended June 30, 2010. The increase of $1.0 million for the three months ended June 30, 2011 over the comparable period in 2010 was due to a $1.3 million increase in costs from third parties coupled with a $0.3 million decrease in direct operating costs from transactions with affiliates. The 1.0 million increase was primarily the result of the increase in expenses for repairs and maintenance ($2.0 million), environmental ($0.2 million) and chemical ($0.1 million), partially offset by the increase in reimbursed expenses of $0.6 million and decreases in property taxes ($0.5 million), utilities ($0.2 million), insurance ($0.l million) and equipment rental ($0.1 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC on our behalf and billed or allocated to us. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $4.7 million for the quarter ended June 30, 2011, as compared to $1.9 million for the quarter ended June 30, 2010. The increase of $2.8 million for the three months ended June 30, 2011 over the comparable period in 2010 was due to a $1.8 million increase in costs with affiliates coupled with a $1.0 million increase in costs from transactions from third parties. This variance was primarily the result of increases in share-based compensation expense of $1.3 million, outside services of $0.9 million and $0.5 million of increased expenses related to the services agreement.

Operating Income.  Operating income was $39.3 million for the three months ended June 30, 2011 as compared to operating income of $16.5 million for the three months ended June 30, 2010. This increase of $22.8 million was primarily the result of the increase in nitrogen fertilizer margin of $26.4 million. This favorable increase was partially offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) of $2.7 million and direct operating expenses (exclusive of depreciation and amortization) of $1.0 million.

Interest Expense.  Interest expense for the three months ended June 30, 2011 was approximately $1.2 million and zero for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 was primarily attributable to bank interest expense of $1.3 million on the $125.0 million term loan facility and $0.2 million of deferred financing amortization partially offset by capitalized interest of $0.3 million.

Interest Income.  Interest income for the quarter ended June 30, 2011 and 2010 is the result of interest income derived from the outstanding balance owed to us by CRLLC as well as interest income earned on cash balances in our business’s bank accounts. Interest income was negligible for the quarter ended June 30, 2011, as compared to $3.5 million for the quarter ended June 30, 2010. Interest income in the second quarter of 2010 was primarily attributable to the amounts owed to us by our affiliate, CRLLC. The due from balance from our affiliates was fully distributed in December 2010 and resulted in no outstanding affiliate balance owed during the second quarter of 2011.

Income Tax Expense.  Income tax expense for the quarters ended June 30, 2011 and 2010 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Net Income.  For the quarter ended June 30, 2011, net income was $38.2 million as compared to $19.9 million of net income for the quarter ended June 30, 2010, an increase of $18.3 million. The increase in net income was primarily due to the increase in our profit margin, offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization), partially offset by an increase in the cost of raw materials, a decrease in interest income and an increase in direct operating expenses (exclusive of depreciation and amortization).

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Sales.  Net sales were $138.1 million for the six months ended June 30, 2011 compared to $94.6 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, ammonia and UAN made up $35.7 million and $96.3 million of our net sales, respectively. This compared to ammonia and UAN net sales of $26.6 million and $68.0 million for the six months ended June 30, 2010. The increase of $43.5 million was the result of both higher average plant gate prices for both ammonia and UAN, a 5.3% increase in UAN sales unit volumes offset by lower ammonia product sales volume. The following table demonstrates the impact of sales volumes and greater hydrogen sales to CVR Energy’s refinery and pricing for ammonia, UAN and hydrogen for the six months ending June 30, 2011 and June 30, 2010:

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Variance	Variance
									(in millions)
Ammonia	60,904	$586	$35.7	81,791	$325	$26.6	(20,887)	$9.1	$21.3	$(12.2)

UAN	345,426	$279	$96.3	327,923	$207	$68.0	17,503	$28.3	$23.4	$4.9
Hydrogen	630,497	$10	$6.1	—	$—	$—	630,497	$6.1	$—	$6.1

(1)	Sales volume in tons

(4)	Includes freight charges

(5)	Sales dollars in millions

The decrease in ammonia sales volume for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily attributable to the 2010 period having higher than normal volumes after a sluggish fall season in 2009 coupled with decreased ammonia production in the second quarter of 2011 due to the exporting of hydrogen to the refinery of CVR Energy instead of producing ammonia. UAN sales volumes increased due to production levels in the six months ended June 30, 2011 over the same period in 2010 as a result of a plant outage that occurred in 2010. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability as all increased over the six months ended June 30, 2010 with the units reporting 99.6%, 97.6% and 95.4%, respectively, on-stream for the six months ended June 30, 2011. On-stream rates for the six months ended June 30, 2010 were 94.0%, 92.3% and 89.8% for the gasification, ammonia and UAN units, respectively.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the six months ended June 30, 2011 were higher for both ammonia and UAN over the comparable period of 2010, increasing 89.7% and 34.8% respectively. The price increases reflect strong farm belt market conditions. While UAN pricing in the six months ended June 30, 2011 was higher than last year, it nevertheless was adversely impacted by the outage of a high-pressure UAN vessel that occurred in September 2010. This caused us to shift delivery of lower priced tons from the fourth quarter of 2010 to the first and second quarters of 2011.

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

Cost of Product Sold.  Cost of product sold is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold for the six months ended June 30, 2011 was $17.2 million compared to $16.9 million for the six months ended June 30, 2010. The increase of $0.3 million was the result of, $2.2 million of higher costs from transactions with affiliates, offset by $1.9 million from lower costs from third parties. Besides increased costs associated with higher UAN sales volumes and a $1.1 million increase in freight expense, we experienced an increase in pet coke costs of $2.4 million ($2.6 million from transaction with affiliates) and a decrease in hydrogen costs of $0.4 million.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2011 were $45.3 million as compared to $43.5 million for the six months ended June 30, 2010. The increase of $1.8 million for the six months ended June 30, 2011 over the comparable period in 2010 was due to a $2.0 million increase in costs from third parties coupled with a decrease in direct operating costs from transactions with affiliates ($0.2 million). The $1.8 million increase was primarily the result of increases in expenses for repairs and maintenance of $3.3 million, labor of $0.4 million and environmental of $0.3 million. These increases in direct operating expenses were partially offset by an increase in reimbursed expenses of $0.5 million and decreases in expenses associated with utilities ($0.5 million), refractory brick amortization ($0.4 million), outside services ($0.4 million), equipment rental ($0.3 million) and insurance ($0.2 million).

Insurance Recovery — Business Interruption.  During the six months ended June 30, 2011, we recorded insurance proceeds under insurance coverage for interruption of business of $2.9 million related to the September 30, 2010 UAN vessel rupture. As of June 30, 2011, $2.9 million of the proceeds were received.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC on our behalf and billed or allocated to us. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $13.1 million for the six months ended June 30, 2011, as compared to $5.4 million for the six months ended June 30, 2010. The increase of $7.7 million for the six months ended June 30, 2011 over the comparable period in 2010 was due to a $5.3 million increase in costs with affiliates coupled with a $2.4 million increase in costs from transactions from third parties. This variance was primarily the result of increases in share-based compensation expense of $4.6 million, outside services of $1.7 million, asset write-offs of $0.6 million and expenses related to the services agreement of $0.6 million.

Operating Income.  Operating income was $56.1 million for the six months ended June 30, 2011 as compared to operating income of $19.5 million for the six months ended June 30, 2010. This increase of $36.6 million was primarily the result of the increase in nitrogen fertilizer margins of $43.2 million coupled with business interruption recoveries recorded of $2.9 million. These favorable increases were partially offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) of $7.7 million and direct operating expenses (exclusive of depreciation and amortization) of $1.8 million.

Interest Expense.  Interest expense for the six months ended June 30, 2011 was approximately $1.2 million and zero for the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 was primarily attributable to bank interest expense of $1.3 million on the $125.0 million term loan facility and $0.2 million of deferred financing amortization partially offset by capitalized interest of $0.3 million.

Interest Income.  Interest income for the six months ended June 30, 2011 and 2010 is the result of interest income derived from the outstanding balance owed to us by CRLLC as well as interest income earned on cash balances in our business’s bank accounts. Interest income was negligible for the six months ended June 30, 2011, as compared to $6.6 million for the six months ended June 30, 2010. Interest income in the six months ended June 30, 2010 was primarily attributable to the amounts owed to us by our affiliate, CRLLC. The due from balance from our affiliates was fully distributed in December 2010 and resulted in no outstanding affiliate balance owed during the six months ended June 30, 2011.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2011 and 2010 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Net Income.  For the six months ended June 30, 2011, net income was $54.9 million as compared to $26.0 million of net income for the six months ended June 30, 2010, an increase of $28.9 million. The increase in net income was primarily due to the increase in our profit margin, offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization), an increase in the cost of raw materials, a decrease in interest income and an increase in direct operating expenses (exclusive of depreciation and amortization).

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations which includes cash advances from customers resulting from forward sales. Our liquidity was enhanced during the second quarter of 2011 by the receipt of $324.2 million in net proceeds from our initial public offering after the payment of underwriting discounts and commissions. The net proceeds from the Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC to satisfy our obligation to reimburse it for certain capital expenditures CRLLC made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by our general partner prior to the Offering; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility and the balance was used or will be used for general partnership purposes, including approximately $104.0 million to fund the expected capital costs of the continuation of our UAN expansion. In addition, in conjunction with the completion of the Offering, we entered into a new $125 million term loan and $25 million revolving credit facility and were removed as a guarantor or obligor, as applicable, under CRLLC’s ABL credit facility, 9.0% First Lien Senior Secured Notes due 2015 and 10.875% Second Lien Senior Secured Notes due 2017.

Our principal uses of cash are expected to be operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy anticipated commitments for the next twelve months and that the net proceeds from the Offering and borrowings under our credit facility will be adequate to fund our planned capital expenditures, including the UAN expansion, for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Cash Balance and Other Liquidity

As of June 30, 2011, we had cash and cash equivalents of $229.8 million including $3.0 million of customer advances. Working capital at June 30, 2011 was $231.6 million, consisting of $262.1 million in current assets and $30.5 million in current liabilities. Working capital at December 31, 2010 was $27.1 million, consisting of $73.2 million in current assets and $46.1 million in current liabilities. As of August 3, 2011, we had cash and cash equivalents of $239.1 million.

Debt

As of December 31, 2010, we had no outstanding indebtedness, but we were a guarantor or obligor, as applicable, under CRLLC’s credit facility, 9.0% First Lien Senior Secured Notes due 2015 and 10.875% Second Lien Senior Secured Notes due 2017. As a result of the Offering, we were released as a guarantor and/or obligor under CRLLC’s credit facility and senior secured notes. In addition, as a result of the Offering, the assets of the fertilizer business no longer constitute collateral for the benefit of the Senior Notes or CRLLC’s credit facility.

Credit Facility

On April 13, 2011 in conjunction with the completion of the Offering, we entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures April 2016. The credit facility will be used to finance on-going working capital, capital projects, letter of credit issuances and general needs of the Partnership.

Borrowings under the credit facility bear interest based on a pricing grid determined by a trailing four quarter leverage ratio. The initial pricing for borrowings under the credit facility is the Eurodollar rate plus a margin of 3.75% or, for base rate loans, the prime rate plus 2.75%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF. CRNF is the borrower under the credit facility. All obligations under the credit facility are unconditionally guaranteed by CVR Partners and substantially all of our future, direct and indirect, domestic subsidiaries.

The credit facility requires us to maintain (i) a minimum interest coverage ratio (ratio of Consolidated Adjusted EBITDA to interest) as of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (ratio of debt to Consolidated Adjusted EBITDA) of (a) as of any fiscal quarter ending after the closing date and prior to December 31, 2011, 3.50 to 1.0, and (b) as of any fiscal quarter ending on or after December 31, 2011, 3.0 to 1.0 in all cases calculated on a trailing four quarter basis. It also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sale-lease back transactions or enter into affiliate transactions. The credit facility provides that we can make distributions to holders of our common units providing we are in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of June 30, 2011, CVR Partners’ was in compliance with the covenants of the credit facility.

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

Interest Rate Swap

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. However, these Interest Rate Swap agreements do not commence until August 12, 2011; therefore, there is no impact recorded for the three and six months ended June 30, 2011.

Capital Spending

Our total capital expenditures for the six months ended June 30, 2011 totaled $6.0 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $6.0 million spent for the six months ended June 30, 2011, $4.9 million was related to maintenance capital projects and the remainder was related to growth capital projects.

We expect to spend approximately $47.6 million on capital expenditures in 2011. Of this amount, approximately $10.2 million will be spent on maintenance projects and approximately $37.4 million will be spent on growth projects including $36.2 million on a UAN expansion project.

With the Partnership closing the Offering on April 13, 2011, we have moved forward with the planned UAN expansion. Inclusive of capital spent prior to the Offering, we anticipate that the total capital spend associated with the UAN expansion will approximate $135.0 million. At the close of the Offering of the Partnership, it was estimated that there remained approximately $104.0 million left to be spent. As of June 30, 2011, approximately $32.1 million had been spent. For the six months ended June 30, 2011, $1.1 million was spent. The continuation of the UAN expansion is expected to be funded by proceeds of the Offering and term loan borrowings made by the Partnership. It is anticipated that the UAN expansion will be completed in the first quarter of 2013.

Planned capital expenditures for 2011 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer operations.

Distributions to Unitholders

Following the Offering, we intend to make cash distributions of all available cash we generate each quarter beginning with the quarter ended June 30, 2011, covering the period from the closing of the Offering through June 30, 2011. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership retained the cash on hand associated with prepaid sales at the close of the Offering for future distribution to common unitholders based upon the recognition into income of the prepaid sales.

On July 25, 2011, the Board of Directors of the Partnership’s general partner declared a quarterly cash distribution to the Partnership’s unitholders of $0.407 per unit. The cash distribution will be paid on August 12, 2011, to unitholders of record at the close of business on August 5, 2011. This distribution was prorated for the period from the closing of the Offering through June 30, 2011.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)

Net cash provided by (used in):
Operating activities	$50.2	$29.6
Investing activities	(5.8)	(1.9)
Financing activities	142.6	(29.5)

Net increase (decrease) in cash and cash equivalents	$187.0	$(1.8)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2011 was $50.2 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $54.9 million which was driven by a strong fertilizer price environment and high on-stream factors, and favorable impacts to other working capital and trade working capital. With respect to other working capital for the six months ended June 30, 2010, the primary source of cash was a $15.7 million decrease in deferred revenue. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. Trade working capital for the six months ended June 30, 2011 decreased our operating cash flow by $7.6 million and was primarily attributable to a decrease in accounts payable of $3.8 million coupled with increases in accounts receivable of $0.8 million and inventory of $2.9 million.

Net cash provided by operating activities for the six months ended June 30, 2010 was $29.6 million. This positive cash flow from operating activities was primarily attributable to net income of $26.0 million and the increase in cash flow from trade working capital balances. Trade working capital for the six months ended June 30, 2010 increased operating cash flow by $2.3 million and was attributable to a $2.7 million increase in accounts payable and a $0.3 million decrease in accounts receivable slightly offset by a $0.7 million increase in inventory. Cash flow realized from other working capital for the six months ended June 30, 2010 was $1.3 million resulting from a $1.2 million increase in other current liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $5.8 million compared to $1.9 million for the six months ended June 30, 2010. The increase in capital expenditures to $6.0 million for the six months ended June 30, 2011 was primarily UAN related activity.

Cash Flows Used in Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $142.6 million as compared to net cash used in financing activities of $(29.5) million for the six months ended June 30, 2010. The net cash provided by financing activities for the six months ended June 30, 2011 was attributable to the proceeds from the issuance of the long-term debt of $125.0 million and the $325.1 million of proceeds from the Offering, offset by the $276.7 million distributed to our affiliates and the $26.0 million purchase of our general partners’ incentive distribution rights. Cash used in financing activities in the six months ended June 30, 2010 was entirely attributable to amounts loaned to our affiliate.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of June 30, 2011 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following June 30, 2011 and thereafter.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(unaudited)
	(in millions)

Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$—	$—	$125.0
Operating leases(2)	16.5	2.3	4.8	4.2	2.5	1.5	1.2
Unconditional purchase obligations(3)	52.3	2.8	5.7	6.0	6.0	6.1	25.7
Unconditional purchase obligations with affiliates(4)	76.6	2.3	4.9	5.1	5.1	4.6	54.6
Environmental liabilities(5)	0.1	0.1	—	—	—	—	—
Interest payments(6)	24.1	2.6	5.0	5.0	5.0	5.0	1.5

Total	$294.6	$10.1	$20.4	$20.3	$18.6	$17.2	$208.0

(1)	We entered into a new credit facility in connection with the closing of the Offering. The new credit facility includes a $125.0 million term loan, which was fully drawn at closing, and a $25.0 million revolving credit facility, which was undrawn at June 30, 2011. The table assumes no amounts are outstanding under the revolving credit facility.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	The amount includes commitments under an electric supply agreement with the city of Coffeyville, Kansas and a product supply agreement with Linde.

(4)	The amount includes commitments under our long-term pet coke supply agreement with CVR Energy having an initial term that ends in 2027, subject to renewal.

(5)	Represents our estimated remaining costs of remediation to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleanup and Property Redevelopment Program. We have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations.

(6)	Interest payments are based on the current interest rate at June 30, 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after

December 15, 2011, with early adoption permitted. We believe that the adoption of this standard will not materially expand our condensed consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited financial statements included elsewhere in this prospectus. Our critical accounting policies, which are described below, could materially affect the amounts recorded in our financial statements.

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

The annual review of impairment was performed by comparing the carrying value of the partnership to its estimated fair value. The valuation analysis used both income and market approaches as described below:

•	Income Approach: To determine fair value, we discounted the expected future cash flows for the reporting unit utilizing observable market data to the extent available. The discount rate used for the 2010 impairment test was 14.6% representing the estimated weighted-average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit and the rate of return an outside investor would expect to earn.

•	Market-Based Approach: To determine the fair value of the reporting unit, we also utilized a market based approach. We used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

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

Allocation of Costs

Our condensed consolidated financial statements include an allocation of costs that have been incurred by CVR Energy or CRLLC on our behalf. The allocation of such costs is governed by the services agreement entered into by CVR Energy and us and affiliated companies in October 2007 (and amended in connection with the Offering). The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on our behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Prior to the services agreement such costs were allocated to us based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses to us, so that the condensed consolidated financial statements reflect substantially all costs of doing business. The authoritative guidance to allocate such costs is set forth in Staff Accounting Bulletin, or SAB Topic 1-B “Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

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

There has been considerable judgment in the significant assumptions used in determining the fair value of the share-based compensation allocated to us from CALLC III and from CVR Energy associated with share-based compensation derived from CALLC and CALLC II override units. There will be no further allocations of share-based compensation expense associated with CALLC III or with share-based compensation related to CALLC and CALLC II override units subsequent to June 30, 2011.

The Partnership’s grant of awards out of its LTIP to employees or directors of its general partner are considered non-employee awards and the awards will be marked-to-market each reporting period until they vest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities (e.g., ammonia, UAN or pet coke). Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk. We do not engage in activities that expose us to speculative or non-operating risks, including derivative trading activities. In the opinion of our management, there is no derivative financial instrument that correlates effectively with, and has a trading volume sufficient to hedge, our firm commitments and forecasted commodity purchase or sales transactions. Our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks and management may in the future elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commences on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. If the swaps were in effect at June 30, 2011, the effective rate would be approximately 5.71% based on the current applicable margin of 3.75% over LIBOR. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap will be initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and subsequently reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman, our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2011 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon and as of the date of that evaluation, our Executive Chairman, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

See Note 15 (“Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the property tax litigation contained in “Litigation.”

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in our Prospectus dated April 7, 2011 and filed with the Securities and Exchange Commission on April 11, 2011.

Item 6.	Exhibits

Exhibit
Number		Exhibit Title

3	.1**	Second Amended and Restated Limited Partnership Agreement, dated April 13, 2011 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2011 and incorporated by reference herein).
3	.2**	Amended and Restated Certificate of Limited Partnership of the Partnership, dated April 8, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on April 13, 2011 and incorporated by reference herein).
10	.1**	Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (filed as Exhibit 10.1 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.2**	Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (filed as Exhibit 10.2 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.3**	Amended and Restated Services Agreement, dated as of April 13, 2011, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (filed as Exhibit 10.3 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.4**	Amended and Restated Feedstock and Shared Services Agreement, dated as of April 13, 2011, among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.4 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.5**	Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (filed as Exhibit 10.5 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.6**	Amended and Restated Registration Rights Agreement, dated as of April 13, 2011, among CVR Partners, LP and Coffeyville Resources, LLC (filed as Exhibit 10.6 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.7**	Credit and Guaranty Agreement, dated as of April 13, 2011, among Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Partners, LP, the lenders party thereto and Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent (filed as Exhibit 10.8 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.8**	Trademark License Agreement, dated as of April 13, 2011, among CVR Energy, Inc. and CVR Partners, LP (filed as Exhibit 10.9 to CVR Energy, Inc.’s Current Report on Form 8-K/A (File No: 001-33492), filed on May 23, 2011 and incorporated by reference herein).
10	.9*	Employment Agreement, dated as of June 1, 2011, by and between CVR GP, LLC and Byron R. Kelley.

Exhibit
Number		Exhibit Title

10	.10**	CVR Partners, LP Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed on April 12, 2011 and incorporated by reference herein).
10	.11*	Form of CVR Partners, LP Long-Term Incentive Plan Director Unit Issuance Agreement.
31	.1*	Certification of the Company’s Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31	.2*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31	.3*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32	.1*	Certification of the Company’s Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.3*	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*		The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 8, 2011, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Cash Flows, (4) Condensed Consolidated Statement of Partners’ Capital and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.***

*	Filed herewith.

**	Previously filed.

***	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

PLEASE NOTE:  Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this quarterly report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP

By:	CVR GP, LLC, its general partner

By:	/s/ Byron R. Kelley
Chief Executive Officer

August 8, 2011

By:	/s/ Edward Morgan
Chief Financial Officer

August 8, 2011