Form 10-Q
period 2011-09-30
CVR PARTNERS, LP
filed 2011-11-04
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
(281) 207-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 73,021,992 common units outstanding at November 1, 2011.

CVR PARTNERS, LP AND SUBSIDIARY

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2011

		Page No.

Part I. Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — September 30, 2011 (unaudited) and December 31, 2010	2
	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statement of Partners’ Capital — Nine Months Ended September 30, 2011	5
	Notes to the Condensed Consolidated Financial Statements — September 30, 2011 (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

Part II. Other Information
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 6.	Exhibits	49
Signatures		50
EX-10.1
EX-10.2
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

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
	(dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$255,514	$42,745
Accounts receivable, net of allowance for doubtful accounts of $64 and $43, respectively	7,597	5,036
Inventories	25,799	19,830
Prepaid expenses and other current assets including $353 and $2,587 from affiliates at September 30, 2011 and December 31, 2010, respectively	2,825	5,557

Total current assets	291,735	73,168
Property, plant, and equipment, net of accumulated depreciation	336,071	337,938
Intangible assets, net	38	46
Goodwill	40,969	40,969
Deferred financing cost, net	3,387	—
Other long-term assets, including $1,406 and $0 with affiliates at September 30, 2011 and December 31, 2010, respectively	1,579	44

Total assets	$673,779	$452,165

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,535 and $3,323 due to affiliates at September 30, 2011 and December 31, 2010, respectively	$15,148	$17,758
Personnel accruals, including $418 and $0 with affiliates at September 30, 2011 and December 31, 2010, respectively	2,242	1,848
Deferred revenue	20,550	18,660
Accrued expenses and other current liabilities, including $513 and $0 with affiliates at September 30, 2011 and December 31, 2010, respectively	19,097	7,810

Total current liabilities	57,037	46,076
Long-term liabilities:
Long-term debt, net of current portion	125,000	—
Other long-term liabilities, including $896 and $0 with affiliates at September 30, 2011 and December 31, 2010, respectively	2,484	3,886

Total long-term liabilities	127,484	3,886
Commitments and contingencies
Partners’ capital:
Special general partner’s interest, 30,303,000 units issued and outstanding at December 31, 2010	—	397,951
Limited partner’s interest, 30,333 units issued and outstanding at December 31, 2010	—	398
Managing general partner’s interest	—	3,854
Common unitholders, 73,002,956 units issued and outstanding at September 30, 2011	491,669	—
General partner’s interest	1	—
Accumulated other comprehensive loss	(2,412)	—

Total partners’ capital	489,258	402,203

Total liabilities and partners’ capital	$673,779	$452,165

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per unit data)

Net sales	$77,203	$46,426	$215,253	$141,057
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	3,642	2,940	7,977	5,086
Cost of product sold (exclusive of depreciation and amortization) — Third parties	7,259	7,854	20,161	22,565

	10,901	10,794	28,138	27,651

Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	165	471	1,013	1,423
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	19,918	16,754	64,360	59,309

	20,083	17,225	65,373	60,732

Insurance recovery — business interruption	(490)	—	(3,360)	—

Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,438	2,391	13,085	6,830
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,094	930	4,443	1,952

	4,532	3,321	17,528	8,782

Depreciation and amortization	4,663	4,526	13,948	13,862

Total operating costs and expenses	39,689	35,866	121,627	111,027

Operating income	37,514	10,560	93,626	30,030
Other income (expense):
Interest expense and other financing costs	(1,378)	—	(2,616)	—
Interest income	29	3,033	58	9,619
Other income, net	132	(46)	189	(120)

Total other income (expense)	(1,217)	2,987	(2,369)	9,499

Income before income tax expense	36,297	13,547	91,257	39,529
Income tax expense	12	3	27	35

Net income	$36,285	$13,544	$91,230	$39,494

Net income subsequent to initial public offering	$36,285		$67,134
Net income per common unit — basic(1)	$0.50		$0.92
Net income per common unit — diluted(1)	$0.50		$0.92
Weighted-average common units outstanding:
Basic	73,003		73,002
Diluted	73,083		73,065

(1)	Represents net income per common unit since closing the Partnership’s initial public offering on April 13, 2011. See Note 5 to the condensed consolidated financial statements.

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
	(in thousands)

Cash flows from operating activities:
Net income	$91,230	$39,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,948	13,862
Allowance for doubtful accounts	21	(5)
Amortization of deferred financing costs	458	—
Loss on disposition of fixed assets	631	523
Share-based compensation — Affiliates	6,420	1,279
Change in assets and liabilities:
Accounts receivable	(2,582)	(1,258)
Inventories	(5,969)	(1,558)
Insurance receivable	(5,880)	—
Business interruption insurance proceeds	3,360	—
Other long-term assets	(1,569)	—
Prepaid expenses and other current assets	2,812	457
Accounts payable	(4,726)	2,616
Deferred revenue	1,890	(2,402)
Accrued expenses and other current liabilities	7,184	3,730
Other long-term liabilities	669	(94)

Net cash provided by operating activities	107,897	56,644

Cash flows from investing activities:
Capital expenditures	(10,539)	(3,835)
Insurance proceeds from UAN reactor rupture	2,745	—

Net cash used in investing activities	(7,794)	(3,835)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	125,000	—
Payment of financing costs	(4,825)	—
Due from affiliate	—	(29,474)
Distributions to affiliates	(297,401)	—
Cash distributions to public unitholders — non-affiliates	(8,988)	—
Purchase of managing general partner incentive distribution rights	(26,000)	—
Proceeds from issuances of common units, net of offering costs	324,880	—

Net cash provided by (used in) financing activities	112,666	(29,474)

Net increase (decrease) in cash and cash equivalents	212,769	23,335
Cash and cash equivalents, beginning of period	42,745	5,440

Cash and cash equivalents, end of period	$255,514	$28,775

Supplemental disclosures:
Cash paid for income taxes	$20	$35
Cash paid for interest, net of capitalized interest of $946 and $0 in 2011 and 2010, respectively	$1,630	$—
Non-cash investing activities:
Accrual of construction in progress additions	$2,116	$(467)

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Special		Managing			Accumulated
	General	Limited	General		General	Other
	Partners’	Partners’	Partners’	Common	Partner	Comprehensive
	Interest	Interest	Interest	Unitholders	Interest	Income/(Loss)	Total
	(unaudited)
	(In thousands)

Balance at December 31, 2010	$397,951	$398	$3,854	$—	$—	$—	$402,203
Conversion of Special General Partners’ Interest and Limited Partners’ Interest to Common Units	(372,699)	(373)	—	373,072	—	—	—
Issuance of common units to public, net of offering and other costs	—	—	—	324,206	—	—	324,206
Purchase of Managing General Partner Incentive Distribution Rights	—	—	(3,854)	(22,147)	1	—	(26,000)
Cash distributions to affiliates	(53,928)	(54)	—	(243,419)	—	—	(297,401)
Cash distributions to public unitholders	—	—	—	(8,988)	—	—	(8,988)
Issuance of units under LTIP — Affiliates	—	—	—	58	—	—	58
Share-based compensation — Affiliates	4,604	5	—	1,753	—	—	6,362
Comprehensive income:
Net income attributable to the period from January 1, 2011 through April 12, 2011	24,072	24	—	—	—	—	24,096
Net income attributable to the period from April 13, 2011 through September 30, 2011	—	—	—	67,134	—	—	67,134
Net unrealized gains (losses) on interest rate swaps	—	—	—	—	—	(2,412)	(2,412)

Comprehensive income (loss)	24,072	24	—	67,134	—	(2,412)	88,818

Balance at September 30, 2011	$—	$—	$—	$491,669	$1	$(2,412)	$489,258

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Initial Public Offering of CVR Partners, LP

On April 13, 2011, CVR Partners completed its initial public offering (the “Offering”) of 22,080,000 common units priced at $16.00 per unit (such amount includes common units issued pursuant to the exercise of the underwriters’ over-allotment option). The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol “UAN.”

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

Subsequent to the closing of the Offering, common units held by public security holders represent approximately 30% of all outstanding limited partner interests. CRLLC holds common units approximating 70% of all outstanding limited partner interests.

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

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of September 30, 2011 and December 31, 2010 and the results of operations of the Partnership for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses, and other discharge of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows are not necessarily indicative of the results that will be realized for the year ended December 31, 2011 or any other interim period.

The Partnership has omitted net income per unit for all periods other than the three and nine months ended September 30, 2011, because the Partnership operated under a different capital structure prior to the closing of the Offering, and, as a result, the per unit data would not be meaningful to investors. Per unit data for the nine months ended September 30, 2011 is calculated since the closing of the Partnership’s Offering on April 13, 2011.

The Partnership has evaluated subsequent events that would require an adjustment to the Partnership’s condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements.

(3)	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Partnership believes that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Partnership believes that the adoption of ASU 2011-05 will not have a material impact on the Partnership’s condensed consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. This new guidance is to be applied prospectively. ASU 2011-08 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Partnership believes that the adoption of this standard will not have a material impact on the consolidated financial statements.

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

At September 30, 2011, the Partnership had a total of 73,002,956 common units issued and outstanding, of which 50,920,000 common units were owned by CRLLC, representing approximately 70% of the total Partnership units outstanding.

The board of directors of the general partner has adopted a policy pursuant to which the Partnership will distribute all of the available cash it generates each quarter. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 45 days after the end of each quarter. See Note 20 (“Subsequent Events”) for additional discussion of the cash distributions. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter will generally equal the Partnership’s cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales.

In August 2011, the Partnership paid out a cash distribution to the Partnership’s unitholders for the second quarter of 2011 (calculated for the period beginning April 13, 2011 through June 30, 2011) in the amount of $0.407 per unit or $29.7 million in aggregate.

(5)	Net Income Per Common Unitholder

The net income per unit figures on the condensed consolidated Statement of Operations are based on the net income of the Partnership after the closing of the Offering on April 13, 2011 through September 30, 2011, since this is the amount of net income that is attributable to the common units.

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

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the Partnership’s calculation of net income per common unitholder (in thousands, except per unit information):

	Three Months	April 13, 2011
	Ended	to
	September 30, 2011	September 30, 2011

Net income (from close of the Offering on April 13, 2011 to September 30, 2011	$36,285	$67,134

Net income per common unit, basic	$0.50	$0.92

Net income per common unit, diluted	$0.50	$0.92

Weighted-average common units outstanding, basic	73,003	73,002

Weighted-average common units outstanding, diluted	73,083	73,065

(6)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. For each of the three and nine months ended September 30, 2011, there was $26,000 in depreciation expense incurred related to the cost of product sold. There were no amounts in depreciation expense incurred for the three and nine months ended September 30, 2010.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 14 (“Share-Based Compensation”). Direct operating expenses exclude depreciation and amortization of approximately $4.7 million and $4.5 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, direct operating expenses exclude depreciation and amortization of approximately $13.9 million and approximately $13.9 million, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal, treasury, accounting, marketing, human resources and the cost of maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 14 (“Share-Based Compensation”). Selling, general and administrative expenses exclude depreciation and amortization of $2,000 and $2,000 for the three months ended September 30, 2011 and 2010, respectively. Selling, general and administrative expenses exclude depreciation and amortization of $15,000 and $8,000 for the nine months ended September 30, 2011 and 2010, respectively.

(7)	Inventories

Inventories consist of fertilizer products which are valued at the lower of first-in, first-out (“FIFO”) cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)

Finished goods	$8,099	$3,645
Raw materials and precious metals	5,393	4,077
Parts and supplies	12,307	12,108

	$25,799	$19,830

(8) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepayments, non-trade accounts receivable, affiliates’ receivables and other general current assets. Prepaid expenses and other current assets were as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Accrued interest receivable(1)	$—	$2,318
Deferred financing cost	980	2,089
Other	1,845	1,150

	$2,825	$5,557

(1)	The “Accrued interest receivable” represents amounts due from CRLLC, a related party, in connection with the due from affiliate balance. As of December 31, 2010, the due from affiliate balance of $160.0 million was distributed to CRLLC and the special general partner in accordance with their respective percentage interests. Additionally, included in the table above are amounts owed to the Partnership related to activities associated with the feedstock and shared services agreement. See Note 16 (“Related Party Transactions”) for additional discussion of amounts owed to the Partnership related to the due from affiliate balance and detail of amounts owed to the Partnership related to the feedstock and shared services agreement.

(9)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$2,553	$2,492
Buildings	815	724
Machinery and equipment	396,818	397,236
Automotive equipment	2,887	391
Furniture and fixtures	261	245
Construction in progress	41,756	32,776

	445,090	433,864
Accumulated depreciation	(109,019)	(95,926)

	$336,071	$337,938

Capitalized interest recognized as a reduction of interest expense for the three months ended September 30, 2011 and 2010 totaled approximately $0.6 million and $0, respectively. Capitalized interest recognized as a reduction of interest expense for the nine months ended September 30, 2011 and 2010 totaled approximately $0.9 million and $0, respectively.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Property taxes	$10,588	$7,025
Capital asset and dismantling obligation	5,247	250
Other current liabilities (interest rate swap)	868	—
Accrued interest	720	—
Other accrued expenses and liabilities(1)	1,674	535

	$19,097	$7,810

(1)	Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under the feedstock and shared services agreement. See Note 16 (“Related Party Transactions”) for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(11)	Nitrogen Fertilizer Incident

On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at the nitrogen fertilizer facility were immediately shut down. No one was injured in the incident. Repairs to the facility as a result of the rupture were substantially complete as of December 31, 2010.

Total gross costs recorded as of September 30, 2011 due to the incident were approximately $11.2 million for repairs and maintenance and other associated costs. Approximately $0.1 million of these costs was recognized during the three months ended September 30, 2011. Approximately $0.8 million of these costs was recognized during the nine months ended September 30, 2011. The repairs and maintenance costs incurred are included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred, approximately $4.6 million was capitalized.

The Partnership maintains property damage insurance under CVR Energy’s insurance policies which have an associated deductible of $2.5 million. The Partnership anticipates that substantially all of the repair costs in excess of the $2.5 million deductible should be covered by insurance. As of September 30, 2011, approximately $7.0 million of insurance proceeds have been received under the property damage insurance related to this incident. Approximately $2.5 million of these proceeds were received during the three months ended September 30, 2011. Approximately $2.7 million of these proceeds were received during the nine months ended September 30, 2011. The remaining $4.3 million was received during December 2010. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization).

The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Partnership has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. A partial business interruption claim was filed during 2011 resulting in receipt of proceeds totaling $3.4 million for the nine months ended September 30, 2011. Approximately $0.5 million was received during the three months ended September 30, 2011, while the remaining $2.9 million was received in March and April, 2011. The proceeds associated with the business interruption claim are included on the Condensed Consolidated Statements of Operations under Insurance recovery — business interruption.

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

CRLLC sponsors and administers a defined-contribution 401(k) plan (the “Plan”) for the employees of CRNF. Participants in the Plan may elect to contribute up to 50% of their annual salaries and up to 100% of their annual bonus received pursuant to CVR Energy’s income sharing plan. CRNF matches up to 75% of the first 6% of the participant’s contribution. Participants in the Plan are immediately vested in their individual contributions. The Plan has a three year vesting schedule for CRNF’s matching funds and contains a provision to count service with any predecessor organization. For the three months ended September 30, 2011 and 2010, CRNF’s contributions under the Plan were approximately $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2011 and 2010, CRNF’s contributions under the Plan were approximately $0.3 million and $0.3 million, respectively.

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

In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy’s common stock, pursuant to a registered public offering. As a result of the offering, CALLC II was no longer a stockholder of CVR Energy. Subsequent to CALLC II’s divestiture of its ownership interest in CVR Energy, no additional share-based compensation expense will be incurred with respect to override units of CALLC II.

In May 2011, CALLC sold its remaining shares of CVR Energy, pursuant to a registered public offering. As a result of this offering, CALLC was no longer a stockholder of CVR Energy. Subsequent to CALLC’s divestiture of its ownership interest in CVR Energy, no additional share-based compensation expense will be incurred with respect to override units of CALLC. The final fair value of the CALLC override units was

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derived based upon the value resulting from the proceeds received associated with CALLC’s divestitures of its remaining shares of CVR Energy and attributable to the unvested units on that date.

The final fair value of the CALLC III override units was derived based upon the value resulting from the proceeds received by the managing GP upon the purchase of the IDR’s by the Partnership. These proceeds were subsequently distributed to the owners of CALLC III which includes the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. Subsequent to June 30, 2011, no additional share-based compensation will be incurred with respect to override units of CALLC III due to the complete distribution of the value prior to July 1, 2011. For the three and nine months ended September 30, 2010, the estimated fair value of the override units of CALLC III was determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

						Compensation Expense
				Compensation Expense Increase		Increase
				(Decrease) for the		(Decrease) for the
	Benchmark	Original		Three Months Ended		Nine Months Ended
	Value	Awards		September 30,		September 30,
Award Type	(per Unit)	Issued	Grant Date	2011	2010	2011	2010

Override Operating Units	$11.31	919,630	June 2005	$—	$—	$—	$56
Override Operating Units	$34.72	72,492	December 2006	—	—	—	1
Override Value Units(a)	$11.31	1,839,265	June 2005	—	309	1,495	640
Override Value Units(b)	$34.72	144,966	December 2006	—	2	225	9
Override Units(c)	$10.00	138,281	October 2007	—	—	—	—
Override Units(d)	$10.00	642,219	February 2008	—	—	143	1

Override Operating Units	$11.31	919,630	Total	$—	$311	$1,863	$707

Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR GP, LLC and the distribution to CALLC III, there is no associated unrecognized compensation expense as of September 30, 2011.

Valuation Assumptions

As of September 30, 2010, all recipients of these override operating units were fully vested.

Significant assumptions used in the valuation of the Override Value Units (a) and (b) were as follows:

	(a) Override Value Units	(b) Override Value Units
	September 30, 2010	September 30, 2010

Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
CVR Energy’s closing stock price	$8.25	$8.25
Estimated weighted-average fair value (per unit)	$8.53	$2.04
Marketability and minority interest discounts	20.0%	20.0%
Volatility	45.4%	45.4%

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Override Units — Using a binomial and a probability-weighted expected return method that utilized CALLC III’s cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR Energy also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. These units were fully vested at the date of grant.

(d) Override Units — Using a probability-weighted expected return method that utilized CALLC III’s cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR Energy also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the 642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units were subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

September 30, 2010

Estimated forfeiture rate	None
Derived Service Period	Based on forfeiture schedule
Estimated fair value (per unit)	$0.08
Marketability and minority interest discount	20.0%
Volatility	59.7%

Phantom Unit Plans

CVR Energy, through CRLLC, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees and service providers were awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points had rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points had rights to receive distributions when CALLC and CALLC II holders of override value units received distributions.

Compensation expense for the three months ended September 30, 2011 and 2010 related to the Phantom Unit Plans was approximately $0.0 and $0.3 million, respectively. Compensation expense for the nine months ended September 30, 2011 and 2010, related to the Phantom Unit Plans was approximately $2.0 million and $0.4 million, respectively.

Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II, there is no unrecognized compensation expense associated with the Phantom Units Plans at September 30, 2011.

Long-Term Incentive Plan — CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2011, only restricted shares of CVR Energy common stock and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CRNF) employees, officers, consultants and directors.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares

Through the CVR Energy LTIP, shares of restricted common stock have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, are valued at the closing market price of CVR Energy’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the common stock. These shares generally vest over a three-year period. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2011, there was approximately $1.4 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals whom, as of September 30, 2011, compensation expense has been allocated to the Partnership.

Compensation expense recorded for the three months ended September 30, 2011 and 2010, related to the restricted shares, was approximately $0.4 million and $0.1 million, respectively. Compensation expense recorded for the nine months ended September 30, 2011 and 2010, related to the restricted shares, was approximately $1.7 million and $0.1 million, respectively.

Long-Term Incentive Plan — CVR Partners

In connection with the Offering, the board of directors of the general partner adopted the CVR Partners’ LTIP. Individuals who are eligible to receive awards under the CVR Partners’ LTIP include CVR Partners’, its subsidiaries’ and its parent’s employees, officers, consultants and directors. The CVR Partners’ LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners’ LTIP is 5,000,000.

In connection with the Offering, 23,448 phantom units were granted to certain board members of the Partnership’s general partner. These phantom unit awards granted to the directors of the general partner are considered non-employee equity-based awards since the directors are not elected by unitholders. These phantom unit director awards were required to be marked-to-market each reporting period until they vested on October 12, 2011.

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

In June 2011, 2,956 fully vested common units were granted to certain board members of the general partner. The fair value of these awards was calculated using the closing price of the Partnership’s common units on the date of grant. This amount was fully expensed at the time of grant.

In August 2011, 12,815 phantom units were granted to an employee of the general partner. These phantom units are expected to vest over three years on the basis of one-third of the award each year. As these phantom awards were made to an employee of the general partner, they are considered non-employee equity-based awards and are required to be marked-to-market each reporting period until they vest.

Compensation expense recorded for the three months ended September 30, 2011 and 2010, related to the awards under the CVR Partners’ LTIP was approximately $0.5 million and $0.0, respectively. Compensation expense recorded for the nine months ended September 30, 2011 and 2010, related to the awards under the CVR Partners’ LTIP was approximately $0.8 million and $0.0, respectively. Compensation expense associated with the awards under the CVR Partners’ LTIP has been recorded in selling, general and administrative

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses (exclusive of depreciation and amortization) — affiliates as the expense has been incurred for the benefit of directors or employees of the general partner.

As of September 30, 2011, there were 4,910,122 common units available for issuance under the CVR Partners’ LTIP. Unrecognized compensation expense associated with the unvested phantom units at September 30, 2011 was approximately $1.3 million.

(15)	Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the operating leases and unconditional purchase obligations are as follows:

		Unconditional
	Operating	Purchase
	Leases	Obligations(1)
	(in thousands)

Three months ending December 31, 2011	$1,166	$4,967
Year ending December 31, 2012	5,438	20,942
Year ending December 31, 2013	6,012	21,716
Year ending December 31, 2014	4,343	21,796
Year ending December 31, 2015	3,408	20,399
Thereafter	10,554	194,038

	$30,921	$283,858

(1)	The Partnership’s purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended September 30, 2011 and 2010, totaled approximately $1.0 million and $1.1 million, respectively. Lease expense for the nine months ended September 30, 2011 and 2010, totaled approximately $2.9 million and $3.2 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. CRNF entered into a lease agreement, in September 2011, for 150 UAN railcars that will be used in conjunction with the UAN expansion. This agreement is effective November 2012.

CRNF has an agreement with the City of Coffeyville (the “City”) pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity and City margin based upon agreed upon rates. This agreement expires on July 1, 2019. Effective August 2008 and through July 2010, the City began charging a higher rate for electricity than what had been agreed to in the contract. CRNF filed a lawsuit to have the contract enforced as written and to recover other damages. CRNF paid the higher rates under protest and subject to the lawsuit in order to obtain the electricity. In August 2010, the lawsuit was settled and CRNF received a return of funds totaling approximately $4.8 million. This return of funds was recorded in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations during the third quarter of 2010. In connection with the settlement, the electrical services agreement was amended. As a result of the amendment, the annual committed contractual payments are estimated to be approximately $1.9 million. As of September 30, 2011 and December 31, 2010, the estimated remaining obligation of CRNF totaled approximately $15.3 million and $16.5 million, respectively, through July 1, 2019. These estimates are subject to change based upon CRNF’s actual usage.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with Linde, Inc. Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended September 30, 2011 and 2010, totaled approximately $1.0 million and $1.0 million, respectively. Expenses associated with this agreement for the nine months ended September 30, 2011 and 2010, totaled approximately $3.0 million and $3.6 million, respectively.

CRNF entered into a sales agreement with Cominco Fertilizer Partnership on November 20, 2007 to purchase equipment and materials which comprise a nitric acid plant. CRNF’s obligation related to the execution of the agreement in 2007 for the purchase of the assets was $3.5 million. On May 25, 2009, CRNF and Cominco amended the contract increasing the liability to approximately $4.3 million. In consideration of the increased liability, the timeline for removal of the equipment and payment schedule was extended. The amendment sets forth payment milestones based upon the timing of removal of identified assets. The balance of the assets purchased is now anticipated to be removed by February 28, 2012, with final payment due at that time. As of September 30, 2011, approximately $2.3 million had been paid. Additionally, as of September 30, 2011, approximately $4.0 million was accrued related to the obligation to dismantle the unit. As of September 30, 2011, the Partnership had accrued a total of approximately $5.9 million with respect to the nitric acid plant and the related dismantling obligation and was included in accrued expenses and other current liabilities. The related asset amounts are included in construction-in-progress at September 30, 2011.

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

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF’s nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase to annual property tax expense for CRNF by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11.7 million for the year ended December 31, 2010. CRNF does not agree with the county’s classification of the nitrogen fertilizer plant and is currently disputing it before the Kansas Court of Tax Appeals (“COTA”). However, CRNF has fully accrued and paid for the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008 and has estimated and accrued for property taxes for the first nine months of 2011. These amounts are reflected as a direct operating expense on the Condensed Consolidated Statements of Operations. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding the property tax claims for the year ended December 31, 2008. CRNF believes that it is possible that COTA may issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance that CRNF will receive a ruling in 2011. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to CRNF, which could have a material positive effect on the results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, CRNF expects that it will continue to pay property taxes at elevated rates.

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

From time to time, the United States Environmental Protection Agency (“EPA”) has conducted inspections and issued information requests to CRNF with respect to CRNF’s compliance with the Clean Air Act’s “Risk Management Program” and the release reporting requirements under the Comprehensive Environmental Response, Compensation, and Liability Act and the Emergency Planning and Community Right-to-Know Act. These previous investigations have resulted in the issuance of preliminary findings regarding CRNF’s compliance status. In the fourth quarter of 2010, following CRNF’s reported release of ammonia from its cooling water system and the rupture of its UAN vessel (which released ammonia and other regulated substances) the EPA conducted its most recent inspection and issued an additional request for information to CRNF. The EPA has not made any formal claims against CRNF and CRNF has not accrued for any liability associated with the investigations or releases.

Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures for the three months ended September 30, 2011 and 2010 were approximately $12,000 and $0.2 million, respectively. Capital expenditures for the nine months ended September 30, 2011 and 2010, were approximately $0.2 million and approximately $0.4 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

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

Pursuant to the feedstock agreement, CRNF and CRRM have the right to transfer excess hydrogen to one another. Sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended September 30, 2011 and 2010, there were net sales of approximately $5.7 million and $0.0 generated from the sale of hydrogen to CRRM. For the nine months ended September 30, 2011 and 2010, there were net sales of approximately $11.8 million and $0.0 generated from the sale of hydrogen to CRRM. CVR Partners recognized approximately $0.3 million and $0.6 million of cost of product sold related to the transfer of excess hydrogen from CRRM’s refinery for the three months ended September 30, 2011 and 2010, respectively. CVR Partners also recognized approximately $1.0 million and $1.8 million of cost of product sold related to the transfer of excess hydrogen from CRRM’s refinery for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, there were no amounts included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales, respectively. At September 30, 2011 and December 31, 2010, there was approximately $0.2 million and $0.0 included in the accounts payable on the Condensed Consolidated Balance Sheets related to the purchase of hydrogen from CRRM.

The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended September 30, 2011 and 2010 were approximately $(25,000) and $(25,000), respectively, related to high-pressure steam. Net reimbursed or (paid) direct operating expenses recorded during the nine months ended September 30, 2011 and 2010 were approximately $(0.2) million and $(8,000), respectively, related to high-pressure steam. Reimbursement or paid amounts for each period on a gross basis were nominal.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended September 30, 2011 and 2010, were approximately $0.3 million and $0.1 million, respectively. Reimbursed direct operating expenses associated with nitrogen for the nine months ended September 30, 2011 and 2010, were approximately $1.0 million and $0.5 million, respectively.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to CRNF. There were no amounts paid or reimbursed for the three or nine months ended September 30, 2011 and 2010.

At September 30, 2011 and December 31, 2010, receivables of approximately $0.2 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with amounts yet to be received related to components of the feedstock and shared services agreement except amounts related to hydrogen sales and pet coke purchases. At September 30, 2011 and December 31, 2010, payables of approximately $0.3 million and $0.6 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, except amounts related to hydrogen sales and pet coke purchases.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended September 30, 2011 and 2010, there were net sales of approximately $5,000 and $0.0 generated from the sale of tail gas to CRRM. For the nine months ended September 30, 2011 and 2010, there were net sales of approximately $45,000 and $0, respectively, generated from the sale of tail gas to CRRM.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At September 30, 2011, an asset of approximately $0.2 million was included in other current assets and approximately $1.4 million was included in other non-current assets with an offset liability of approximately $0.5 million in other current liabilities and approximately $0.9 million other non-current liabilities in the Condensed Consolidated Balance Sheet.

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

CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million was reimbursed by CRRM for the use of tank capacity for the three months ended September 30, 2011 and $0.2 million for the nine months ended September 30, 2011. This reimbursement was recorded as a reduction to direct operating expenses. No amounts were received in prior periods.

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

Costs of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $3.4 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, costs of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $7.0 million and $3.3 million, respectively. Payables of approximately $0.9 million and $0.3 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, respectively.

Lease Agreement

CRNF entered into a lease agreement with CRRM under which CRNF leases certain office and laboratory space. For the three months ended September 30, 2011 and 2010, expense incurred related to the use of the office and laboratory space totaled approximately $25,000 and $24,000, respectively. For the nine months ended September 30, 2011 and 2010, expense incurred related to the use of the office and laboratory space totaled approximately $76,000 and $72,000, respectively. There was approximately $8,000 and $0.0 unpaid with respect to the lease agreement as of September 30, 2011 and December 31, 2010, respectively. The lease agreement was amended and restated in connection with the Offering. As amended, the agreement expires in October 2017 (but may be terminated at any time during the initial term at CRNF’s option upon 180 days’ prior written notice). CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term.

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

Net amounts incurred under the services agreement for the three months ended September 30, 2011 and 2010 were approximately $2.5 million and $2.3 million, respectively. Of these charges, approximately $2.1 million and $1.8 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $0.5 million and $0.5 million, respectively, were included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the nine months ended September 30, 2011 and 2010 were approximately $7.9 million and $7.3 million, respectively. Of these charges, approximately $6.4 million and $5.7 million were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, approximately $1.4 million and $1.6 million, respectively, were included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of approximately $1.1 million and $0.8 million, respectively, for the three months ended September 30, 2011 and 2010. For services performed in connection with the services agreement, the Partnership recognized personnel costs of approximately $3.7 million and $2.3 million, respectively, for the nine months ended September 30, 2011 and 2010. At September 30, 2011 and December 31, 2010, payables of approximately $1.1 million and $2.4 million, respectively, were included in accounts payable on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three and nine months ended September 30, 2011 approximately $0.5 million and $0.7 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner who manage the Partnership’s business. For the three and nine months ended September 30, 2010, the partnership did not make any reimbursement payments to its general partner.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due from Affiliate

CVR Partners historically supplemented CRLLC’s working capital needs. CVR Partners had the right to receive such amounts from CRLLC upon request.

On December 31, 2010, the due from affiliate balance was reduced to $0.0 as a result of the due from affiliate balance of $160.0 million being distributed by the Partnership to CRLLC and the special general partner. At September 30, 2011 and December 31, 2010, included in prepaid expenses and other current assets on the Consolidated Balance Sheets are receivables of zero and approximately $2.3 million, respectively, for accrued interest with respect to amounts due from affiliate. For the three months ended September 30, 2011, the Partnership recognized no interest income associated with the due from affiliate balance compared to approximately $3.0 million, for the three months ended September 30, 2010. For the nine months ended September 30, 2011 the Partnership recognized no interest income associated with the due from affiliate balance compared to approximately $9.6 million, for the nine months ended September 30, 2010.

(17)	Credit Facility

Concurrently with the closing of the Offering, on April 13, 2011, CRNF as borrower and CVR Partners as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2011. There is no scheduled amortization and the credit facility matures in April 2016. The credit facility will be used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership. The Partnership, upon the closing of the new credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering.

Borrowings under the credit facility bear interest based on a pricing grid determined by the trailing four quarter leverage ratio. The initial pricing for borrowings under the credit facility is the Eurodollar rate plus a margin of 3.75%, or, for base rate loans, the prime rate plus 2.75%, based on the schedule below. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

Leverage	Applicable Margin for	Applicable Margin for
Ratio	Base Rate Loans	Eurodollar Rate Loans

≥ 3.00:1.00	3.25%	4.25%
≥ 3.00:1.00	3.00%	4.00%
≥ 2.00:1.00	3.00%	4.00%
≥ 2.00:1.00	2.75%	3.75%
≥ 1.00:1.00	2.75%	3.75%
≥ 1.00:1.00	2.50%	3.50%

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

As of September 30, 2011, CRNF was in compliance with the covenants of the credit facility.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the credit facility, through September 30, 2011, the Partnership has incurred lender and other third party costs of approximately $4.8 million. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

(18)	Interest Rate Swap

On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At September 30, 2011, the effective rate was approximately 4.86%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The interest expense re-classed from AOCI into earnings was $142,000 for the three months ended September 30, 2011.

(19)	Fair Value of Financial Instruments

The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to the immediate short — term maturity of these financial instruments. The carrying value of the Partnership’s debt approximates fair value.

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of the Partnerships’ assets and liabilities that fall under the scope of ASC 825, Financial Instruments (ASC825).

Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability) including assumptions about risk. FASB ASC 820 categorizes inputs used in fair value measurements into three broad levels as follows:

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

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2011. At December 31, 2010, the Partnership did not have any assets or liabilities measured at fair value on a recurring level.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Location and Description
Cash equivalents (money market account)	$160,019	$—	$—	$160,019
Other current assets (marketable securities)	—	—	—	—

Total Assets	$160,019	$—	$—	$160,019

Other current liabilities (interest rate swap)	—	(868)	—	(868)
Other long-term liabilities (interest rate swap)	—	(1,544)	—	(1,544)

Total Liabilities	$—	$(2,412)	$—	$(2,412)

Accumulated other comprehensive loss (interest rate swap)	$—	$2,412	$—	$2,412

As of September 30, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 18 “Interest Rate Swaps”). The Partnership had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2011.

The Partnership’s cash and cash equivalent are all Level 1.

The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

(20)	Subsequent Events

Distribution

On October 27, 2011, the Board of Directors of the Partnership’s general partner declared a cash distribution for the third quarter of 2011 to the Partnership’s unitholders of $0.572 per unit. The cash distribution will be paid on November 14, 2011, to unitholders of record at the close of business on November 7, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as well as the Partnership’s prospectus dated April 7, 2011 and filed with the Securities and Exchange Commission (“SEC”) on April 11, 2011. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be attained for any other period.

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

Company Overview

Overview

We are a Delaware limited partnership formed by CVR Energy, Inc. to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Energy’s refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Our facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate that has historically commanded a premium price over ammonia. In 2010, we produced 392,745 tons of ammonia, of which approximately 60% was upgraded into 578,272 tons of UAN. For the nine months ended September 30, 2011, we produced 310,354 tons of ammonia, of which approximately 71% was upgraded into 535,800 tons of UAN.

The primary raw material feedstock used in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis, and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we believe our nitrogen fertilizer business has historically been the lowest cost producer and marketer of ammonia and UAN fertilizers in North America. We currently purchase most of our pet coke from CVR Energy pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke utilized by our plant was produced and supplied by CVR Energy’s crude oil refinery.

Initial Public Offering

On April 13, 2011, we completed the Offering, pursuant to which 22,080,000 common units, representing approximately 30% of limited partner interest in the Partnership, were sold to the public at a price of $16.00 per common unit. The net proceeds to CVR Partners from the Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership’s obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the incentive distribution rights, or IDRs, owned by our general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund our UAN expansion.

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

The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the nine months ended September 30, 2011, we upgraded approximately 71% of our ammonia production into UAN, a product that presently generates a greater value than ammonia. During 2010, we upgraded approximately 60% of our ammonia production into UAN. UAN production is a major contributor to our profitability.

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 86% of direct operating expenses over the 24 months ended December 31, 2010.

Our largest raw material expense is pet coke, which we purchase from CVR Energy and third parties. For the three months ended September 30, 2011 and 2010, we spent approximately $5.6 million and $3.1 million, respectively, for pet coke, which equaled an average cost per ton of $43 and $26, respectively. For the nine months ended September 30, 2011 and 2010, we spent approximately $11.6 million and $6.7 million, respectively, for pet coke, which equaled an average cost per ton of $30 and $19, respectively. If pet coke prices rise substantially in the future, we may be unable to increase our prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by our competitors, and not pet coke prices.

Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2010, at a cost of approximately $3.5 million and the next turnaround is currently scheduled for the fourth quarter of 2012. In connection with the most recent biennial turnaround, the nitrogen fertilizer business also wrote-off approximately $1.4 million of fixed assets.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Publicly Traded Partnership Expenses

We expect that our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including costs associated with SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, will approximate $5.5 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing. Our historical financial statements do not reflect the impact of these expenses, which will affect the comparability of our post-offering results with our financial statements from periods prior to the completion of the Offering.

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

Total gross costs recorded as of September 30, 2011 due to the incident were approximately $11.2 million for repairs and maintenance and other associated costs. As of September 30, 2011, approximately $7.0 million of insurance proceeds have been received related to the property damage insurance claim. Of the costs incurred, approximately $4.6 million were capitalized. We also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to our business interruption policy. Approximately $0.5 million was received during the third quarter with the remainder received in March and April 2011.

Fertilizer Plant Property Taxes

Our nitrogen fertilizer plant received a ten year property tax abatement from Montgomery County, Kansas in connection with its construction that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed our nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment has resulted in an increase in our annual property tax expense for the plant by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, and approximately $11.7 million for the year ended December 31, 2010. We do not agree with the county’s classification of our nitrogen fertilizer plant and are currently disputing it before the Kansas Court of Tax Appeals, or COTA. However, we have fully accrued and paid for the property tax the county claims we owe for the years ended December 31, 2010, 2009 and 2008. We have estimated and accrued for nine months of property taxes for 2011. This property tax expense is reflected as a direct operating expense in our financial results. An evidentiary hearing before COTA occurred during the first quarter of 2011 regarding our property tax claims for the year ended December 31, 2008. We believe that it is possible that COTA may issue a ruling sometime during 2011. However, the timing of a ruling in the case is uncertain, and there can be no assurance we will receive a ruling in 2011. If we are successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, a portion of the accrued and paid expenses would be refunded to us, which could have a material positive effect on our results of operations. If we are not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, we expect that we will continue to pay property taxes at elevated rates.

Distributions to Unitholders

We intend to make cash distributions of all available cash we generate each quarter, which began with the quarter ended June 30, 2011. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. Additionally, the Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

In recent historic periods prior to the Offering, we did not incur interest expense. Borrowings under the credit facility bear interest, at the Partnership’s option, at either the Eurodollar Rate, plus a margin that ranges from 3.50% to 4.25%, or the Base Rate, plus a margin that ranges from 2.50% to 3.25%. The applicable interest rate margin is determined based on the Partnership’s leverage ratio for the trailing four quarters. The average interest rate for the term loan during the three months ended September 30, 2011 was 4.02%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of the Partnership and CRNF.

Interest Rate Swap

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps do qualify as a hedge for hedge accounting treatment. The Interest Rate Swap agreements commenced on August 12, 2011; therefore, the impact recorded for the three and nine months ended September 30, 2011 is $0.1 million in interest expense. For the three and nine months ended September 30, 2011, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $2.4 million, which is unrealized, in accumulated other comprehensive income.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and nine months ended September 30, 2011 and 2010. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial

Condition and Results of Operations,” except for the balance sheet data as of December 31, 2010, is unaudited.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Consolidated Statements of Operations Data
Net sales	$77.2	$46.4	$215.3	$141.1

Cost of product sold — Affiliates	3.6	2.9	8.0	5.1
Cost of product sold — Third Parties	7.3	7.9	20.2	22.6

	10.9	10.8	28.2	27.7
Direct operating expenses — Affiliates(1)	0.2	0.5	1.0	1.4
Direct operating expenses — Third Parties(1)	19.9	16.7	64.4	59.3

	20.1	17.2	65.4	60.7
Insurance recovery — business interruption	(0.5)	—	(3.4)	—

Selling, general and administrative expenses — Affiliates(1)	3.4	2.4	13.1	6.8
Selling, general and administrative expenses — Third Parties(1)	1.1	0.9	4.5	2.0

	4.5	3.3	17.6	8.8
Depreciation and amortization(2)	4.7	4.5	13.9	13.9

Operating income	$37.5	$10.6	$93.6	$30.0
Interest expense and other financing costs	(1.4)	—	(2.6)	—
Interest income	—	3.0	0.1	9.6
Other income (expense)	0.2	(0.1)	0.1	(0.1)

Total other income (expense)	(1.2)	2.9	(2.4)	9.5

Income before income tax expense	36.3	13.5	91.2	39.5

Income tax expense	—	—	—	—

Net income (loss)(3)	$36.3	$13.5	$91.2	$39.5
Adjusted EBITDA(4)	$43.3	$15.7	$114.0	$45.1
Available cash for distribution(5)	$41.8		$71.5

	As of September 30,	As of December 31,
Balance Sheet Data	2011	2010
	(unaudited)
	(in millions)

Cash and cash equivalents	$255.5	$42.7
Working capital	$234.7	$27.1
Total assets	$673.8	$452.2
Partners’ Capital	$489.3	$402.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$57.7	$27.0	$107.9	$56.6
Investing activities	$(2.0)	$(1.9)	$(7.8)	$(3.8)
Financing activities	$(30.0)	$—	$112.7	$(29.5)
Capital expenditures for property, plant and equipment	$4.5	$1.9	$10.5	$3.8
Depreciation and amortization	$4.7	$4.5	$13.9	$13.9

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Depreciation and amortization is comprised of the following components as excluded from direct operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Depreciation and amortization excluded from direct operating expenses	$4.7	$4.5	$13.9	$13.9

Total depreciation and amortization	$4.7	$4.5	$13.9	$13.9

(3)	The following are certain charges and costs incurred in each of the relevant periods that are meaningful to understanding our net income and in evaluating our performance:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Share-based compensation expense(a)	$0.9	$0.7	$6.4	$1.3

(a)	Represents the impact of share-based compensation awards allocated from CVR Energy and CALLC III and share-based compensation associated with awards from our LTIP. Subsequent to June 30, 2011, no additional amounts will be allocated to us by CALLC III. We are not responsible for payment of share-based compensation awards allocated from CVR Energy and CALLC III and all such expense amounts are reflected as an increase or decrease to Partners’ capital.

(4)	Adjusted EBITDA is defined as net income before income tax expense, net interest (income) expense, depreciation and amortization expense and certain other items management believes affect the comparability of operating results. Adjusted EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that adjusted EBITDA provides relevant and useful information that enables external users of our financial statements, such as industry analysts, investors, lenders and rating agencies to better understand and evaluate our ongoing operating results and allows for greater transparency in the reviewing of our overall financial, operational and economic performance. Management believes it is appropriate to exclude certain items from EBITDA, such as share-based compensation and major scheduled turnaround expenses because management believes these items affect the comparability of operating results.

(5)	We define available cash for distribution generally as equal to our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that our board of directors of our general partner deems necessary or appropriate. For the nine months ended September 30, 2011, available cash for distribution is calculated for the period beginning at the closing of the Offering (April 13, 2011 through September 30, 2011). The Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distribution to common unitholders based upon the recognition into income of the prepaid sales.

The tables below provide an overview of our results of operations, relevant market indicators and key operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
	(in millions)

Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	102.7	112.6	310.4	322.9
Ammonia (net available for sale)(1)	25.9	41.0	89.3	117.9
UAN	185.8	173.8	535.8	500.5
Pet coke consumed (thousand tons)	131.2	118.6	391.0	351.8
Pet coke (cost per ton)	$43	$26	$30	$19
Sales (thousand tons):
Ammonia	22.6	33.4	83.5	115.2
UAN	179.2	178.9	524.7	506.9

Total sales	201.8	212.3	608.2	622.1
Product pricing (plant gate) (dollars per ton)(2):
Ammonia	$568	$317	$569	$305
UAN	$294	$168	$266	$180
On-stream factor(3):
Gasification	99.2%	99.2%	99.5%	95.8%
Ammonia	98.6%	99.0%	98.0%	94.6%
UAN	97.0%	96.9%	95.9%	92.2%
Reconciliation to net sales (in millions):
Freight in revenue	$6.0	$5.8	$16.1	$14.6
Hydrogen and other gases revenue	5.7	—	11.9	—
Sales net plant gate	65.5	40.6	187.3	126.5

Total net sales	$77.2	$46.4	$215.3	$141.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)

Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.06	$4.38	$4.21	$4.52
Ammonia — Southern Plains (dollars per ton)	$619	$465	$609	$385
UAN — Mid Cornbelt (dollars per ton)	$401	$247	$373	$246

(1)	The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)	Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(3)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Sales.  Net sales were $77.2 million for the three months ended September 30, 2011 compared to $46.4 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, ammonia and UAN made up $13.3 million and $58.2 million of our net sales, respectively. This compared to ammonia and UAN net sales of $11.4 million and $35.0 million for the three months ended September 30, 2010. The increase of $30.8 million was the result of both higher average plant gate prices for both ammonia and UAN and greater hydrogen sales to CVR Energy’s refinery offset by lower sales unit volumes for ammonia. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarters ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton (2)	Sales $(3)	Volume(1)	Sales $(3)	Variance	Variance
									(in millions)
Ammonia	22,606	$589	$13.3	33,438	$341	$11.4	(10,832)	$1.9	$8.3	$(6.4)
UAN	179,244	$324	$58.2	178,949	$196	$35.0	295	$23.2	$23.0	$0.2
Hydrogen	528,593	$11	$5.7	—	$—	$—	582,593	$5.7	$—	$5.7

(1)	Sales volume in tons

(2)	Includes freight charges

(3)	Sales dollars in millions

The decrease in ammonia sales volume for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to our providing hydrogen to CVR Energy’s refinery as requested pursuant to the feedstock agreement instead of using this hydrogen to produce ammonia. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.2%, 98.6% and 97.0%, respectively, on-stream for the three months ended September 30, 2011. On-stream rates for the third quarter of 2010 were 99.2%, 99.0% and 96.9% for the gasification, ammonia and UAN units, respectively.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended September 30, 2011 were higher for both ammonia and UAN over the comparable period of 2010, increasing 78.9% and 75.3% respectively. The price increases reflect strong farm belt market conditions.

Cost of Product Sold.  Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended September 30, 2011 was $10.9 million compared to $10.8 million for the three months ended September 30, 2010. The increase of $0.1 million is the result of, higher affiliate costs of $0.7 million, offset by lower third party costs of $0.6 million. Besides decreased costs associated with lower ammonia sales volumes, we experienced an increase in pet coke costs of $2.5 million ($1.1 million from transaction with affiliates) and increased freight expense of $0.1 million partially offset by a decrease in hydrogen costs of $0.4 million.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2011 were $20.1 million as compared to approximately $17.2 million for the three months ended September 30, 2010. The increase of $2.9 million for the three months ended September 30, 2011 over the comparable period in 2010 was due to a $3.2 million increase in costs from third parties coupled with a $0.3 million decrease in direct operating costs from transactions with affiliates. The $2.9 million increase was primarily the result of the increase in expenses for utilities ($4.9 million), repairs and maintenance ($1.1 million), refractory amortization ($0.2 million), catalyst ($0.2 million) and chemicals ($0.2 million), partially offset by the receipt and recognition of $2.5 million of insurance proceeds for property damage, $0.9 million increase in other reimbursed expenses and decreases in property taxes ($0.1 million) and equipment rental ($0.2 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC on our behalf and billed or allocated to us. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $4.5 million for the quarter ended September 30, 2011, as compared to $3.3 million for the quarter ended September 30, 2010. The increase of $1.2 million for the three months ended September 30, 2011 over the comparable period in 2010 was due to a $1.0 million increase in costs with affiliates coupled with a $0.2 million increase in costs from transactions from third parties. This variance was primarily the result of increases in share-based compensation expense of $0.3 million, outside services of $0.4 million and $0.8 million of increased expenses related to the services agreement, partially offset by 2010 asset write-offs of $0.5 million.

Operating Income.  Operating income was $37.5 million for the three months ended September 30, 2011 as compared to operating income of $10.6 million for the three months ended September 30, 2010. This increase of $26.9 million was primarily the result of the increase in nitrogen fertilizer margin of $30.7 million. This favorable increase was partially offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) of $1.2 million and direct operating expenses (exclusive of depreciation and amortization) of $2.9 million.

Interest Expense.  Interest expense for the three months ended September 30, 2011 was approximately $1.4 million and $0.0 for the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2011 was primarily attributable to bank interest expense of $1.3 million on the $125.0 million term loan facility, $0.3 million of deferred financing amortization and $0.1 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $0.3 million.

Interest Income.  Interest income was negligible for the quarter ended September 30, 2011, as compared to $3.0 million for the quarter ended September 30, 2010. Interest income in the third quarter of 2010 was primarily attributable to the amounts owed to us by our affiliate, CRLLC. The due from balance from our affiliates was fully distributed in December 2010 and resulted in no outstanding affiliate balance owed during the third quarter of 2011.

Income Tax Expense.  Income tax expense for the quarters ended September 30, 2011 and 2010 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Net Income.  For the quarter ended September 30, 2011, net income was $36.3 million as compared to $13.5 million of net income for the quarter ended September 30, 2010, an increase of $22.8 million. The increase in net income was primarily due to the increase in pricing, offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization), an increase in the cost of raw materials, a decrease in interest income and an increase in direct operating expenses (exclusive of depreciation and amortization).

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Sales.  Net sales were $215.3 million for the nine months ended September 30, 2011 compared to $141.1 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, ammonia and UAN made up $49.0 million and $154.4 million of our net sales, respectively. This compared to ammonia and UAN net sales of $38.0 million and $103.1 million for the nine months ended September 30, 2010. The increase of $74.2 million was the result of both higher average plant gate prices for both ammonia and UAN, a 3.5% increase in UAN sales unit volumes and greater hydrogen sales to CVR Energy’s refinery offset by lower ammonia product sales volume. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			Total Variance		Price	Volume
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton (2)	Sales $(3)	Volume(1)	Sales $(3)	Variance	Variance
									(in millions)
Ammonia	83,510	$587	$49.0	115,230	$330	$38.0	(31,720)	$11.0	$29.6	$(18.6)
UAN	524,670	$294	$154.4	506,872	$203	$103.1	17,797	$51.3	$46.1	$5.2
Hydrogen	1,159,090	$10	$11.8	—	$—	$—	1,159,090	$11.8	$—	$11.8

(1)	Sales volume in tons

(2)	Includes freight charges

(3)	Sales dollars in millions

The decrease in ammonia sales volume for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to the 2010 period having higher than normal volumes after a sluggish fall season in 2009 coupled with decreased ammonia production in the second and third quarters of 2011 due to the exporting of hydrogen to the refinery of CVR Energy instead of producing ammonia. UAN sales volumes increased due to production levels in the nine months ended September 30, 2011 over the same period in 2010 as a result of a plant outage that occurred in 2010. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability as all increased over the nine months ended September 30, 2010 with the units reporting 99.5%, 98.0% and 95.9%, respectively, on-stream for the nine months ended September 30, 2011. On-stream rates for the nine months ended September 30, 2010 were 95.8%, 94.6% and 92.2% for the gasification, ammonia and UAN units, respectively.

Plant gate prices are prices FOB the delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both FOB our plant gate (sold plant) and FOB the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the nine months ended September 30, 2011 were higher for both ammonia and UAN over the comparable period of 2010, increasing 86.5% and 47.9% respectively. The price increases reflect strong farm belt market conditions. While UAN pricing in the nine months ended September 30, 2011 was higher than last year, it nevertheless was adversely impacted by the outage of a high-pressure UAN vessel that occurred in September 2010. This caused us to shift delivery of lower priced tons from the fourth quarter of 2010 to the first and second quarters of 2011.

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

Cost of Product Sold.  Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the nine months ended September 30, 2011 was $28.2 million compared to $27.7 million for the nine months ended September 30, 2010. The increase of $0.5 million was the result of $2.9 million of higher costs from transactions with affiliates, offset by

$2.4 million from lower costs from third parties. Besides increased costs associated with higher UAN sales volumes and a $1.3 million increase in freight expense, we experienced an increase in pet coke costs of $4.9 million ($3.7 million from transaction with affiliates) and a decrease in hydrogen costs of $0.8 million.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).  Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2011 were $65.4 million as compared to $60.7 million for the nine months ended September 30, 2010. The increase of $4.7 million for the nine months ended September 30, 2011 over the comparable period in 2010 was due to a $5.1 million increase in costs from third parties coupled with a decrease in direct operating costs from transactions with affiliates ($0.4 million). The $4.7 million increase was primarily the result of increases in expenses for repairs and maintenance ($4.4 million), utilities ($4.4 million), labor ($0.4 million) and environmental ($0.3 million). These increases in direct operating expenses were partially offset by the receipt and recognition of $2.5 million of insurance proceeds for property damage, $0.9 million increase in other reimbursed expenses for miscellaneous transfers, $0.5 million increase in sulfur sales to an outside party and decreases in expenses associated with equipment rental ($0.5 million), insurance ($0.2 million) and refractory amortization ($0.2 million).

Insurance Recovery — Business Interruption.  During the nine months ended September 30, 2011, we recorded and received insurance proceeds under insurance coverage for interruption of business of $3.4 million related to the September 30, 2010 UAN vessel rupture.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).  Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC on our behalf and billed or allocated to us. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $17.6 million for the nine months ended September 30, 2011, as compared to $8.8 million for the nine months ended September 30, 2010. The increase of $8.8 million for the nine months ended September 30, 2011 over the comparable period in 2010 was due to a $6.3 million increase in costs with affiliates coupled with a $2.5 million increase in costs from transactions from third parties. This variance was primarily the result of increases in share-based compensation expense of $4.9 million, outside services of $2.2 million, and expenses related to the services agreement of $1.4 million.

Operating Income.  Operating income was $93.6 million for the nine months ended September 30, 2011 as compared to operating income of $30.0 million for the nine months ended September 30, 2010. This increase of $63.6 million was primarily the result of the increase in nitrogen fertilizer margins of $73.7 million coupled with business interruption recoveries recorded of $3.4 million. These favorable increases were partially offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) of $8.8 million and direct operating expenses (exclusive of depreciation and amortization) of $4.7 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2011 was approximately $2.6 million and $0.0 million for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 was primarily attributable to bank interest expense of $2.6 million on the $125.0 million term loan facility, interest rate swap of $0.1 million and $0.5 million of deferred financing amortization partially offset by capitalized interest of $0.6 million.

Interest Income.  Interest income was negligible for the nine months ended September 30, 2011, as compared to $9.6 million for the nine months ended September 30, 2010. Interest income in the nine months ended September 30, 2010 was primarily attributable to the amounts owed to us by our affiliate, CRLLC. The due from balance from our affiliates was fully distributed in December 2010 and resulted in no outstanding affiliate balance owed during the nine months ended September 30, 2011.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2011 and 2010 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Net Income.  For the nine months ended September 30, 2011, net income was $91.2 million as compared to $39.5 million of net income for the nine months ended September 30, 2010, an increase of $51.7 million. The increase in net income was primarily due to the increase in pricing, offset by an increase in selling, general and administrative expenses (exclusive of depreciation and amortization), an increase in the cost of raw materials, a decrease in interest income and an increase in direct operating expenses (exclusive of depreciation and amortization).

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

Cash Balance and Other Liquidity

As of September 30, 2011, we had cash and cash equivalents of $255.5 million including $20.5 million of customer advances. Working capital at September 30, 2011 was $234.7 million, consisting of $291.7 million in current assets and $57.0 million in current liabilities. Working capital at December 31, 2010 was $27.1 million, consisting of $73.2 million in current assets and $46.1 million in current liabilities. As of November 1, 2011, we had cash and cash equivalents of $265.8 million.

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

The credit facility requires us to maintain (i) a minimum interest coverage ratio (ratio of Consolidated Adjusted EBITDA to interest) as of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (ratio of debt to Consolidated Adjusted EBITDA) of (a) as of any fiscal quarter ended after the closing date and prior to December 31, 2011, 3.50 to 1.0, and (b) as of any fiscal quarter ended on or after December 31, 2011, 3.0 to 1.0 in all cases calculated on a trailing four quarter basis. It also contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, the ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sale-lease back transactions or enter into affiliate transactions. The credit facility provides that we can make distributions to holders of our common units providing we are in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to any distribution and there is no default or event of default under the credit facility. As of September 30, 2011, CVR Partners was in compliance with the covenants of the credit facility.

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

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced on August 12, 2011. The impact recorded for the three and nine months ended September 30, 2011 is $0.1 million in interest expense. For the three and nine months ended September 30, 2011, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $2.4 million, which is unrealized in accumulated other comprehensive income.

Capital Spending

Our total capital expenditures for the nine months ended September 30, 2011 totaled $10.5 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $10.5 million spent for the nine months ended September 30, 2011, $5.7 million was related to maintenance capital projects and the remainder was related to growth capital projects.

We expect to spend approximately $45.4 million on capital expenditures in 2011, excluding capitalized interest. Of this amount, approximately $8.6 million will be spent on maintenance projects and approximately $0.6 million will be spent on growth projects including $36.2 million on a UAN expansion project.

With the Partnership closing the Offering on April 13, 2011, we have moved forward with the planned UAN expansion. Inclusive of capital spent prior to the Offering, we anticipate that the total capital spend associated with the UAN expansion will approximate $135.0 million. As of September 30, 2011, approximately $35.7 million had been spent, including $4.8 million which was spent during the nine months ended September 30, 2011. The continuation of the UAN expansion is expected to be funded by proceeds of the Offering and term loan borrowings made by the Partnership. It is anticipated that the UAN expansion will be completed in the first quarter of 2013.

In October 2011, the board of directors of our general partner approved a UAN terminal project that will include the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities that will be located in Phillipsburg, Kansas. The property that this terminal will be constructed on is owned by an affiliate of the Partnership, Coffeyville Resources Terminal, LLC, who will operate the terminal. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The expected cost of this project is approximately $2.0 million.

Planned capital expenditures for 2011 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor and/or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer operations.

Distributions to Unitholders

We intend to make cash distributions of all available cash we generate each quarter. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales.

In August 2011, the Partnership paid out a cash distribution to the Partnership’s unitholders for the second quarter of 2011 in the amount of $0.407 per unit or $29.7 million in aggregate.

On October 27, 2011, the Board of Directors of the Partnership’s general partner declared a cash distribution for the third quarter of 2011 to the Partnership’s unitholders of $0.572 per unit. The cash distribution will be paid on November 14, 2011, to unitholders of record at the close of business on November 7, 2011.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)

Net cash provided by (used in):
Operating activities	$107.9	$56.6
Investing activities	(7.8)	(3.8)
Financing activities	112.7	(29.5)

Net increase (decrease) in cash and cash equivalents	$212.8	$23.3

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2011 was $107.9 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $91.2 million which was driven by a strong fertilizer price environment, high on-stream factors, and favorable impacts to other working capital. With respect to other working capital for the nine months ended September 30, 2011, the primary sources of cash were an increase in business interruption proceeds of $3.4 million, a decrease to prepaid expenses of $2.8 million and a $1.9 million increase in deferred revenue. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. For the nine months ended September 30, 2011, trade working capital decreased our operating cash flow by $13.3 million and was primarily attributable to an increase in inventory of $6.0 million, coupled with a decrease in accounts payable of $4.7 million and an increase in accounts receivable of $2.6 million.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $56.6 million. This positive cash flow from operating activities was primarily attributable to net income of $39.5 million and the increase in cash flow from other working capital balances. Trade working capital for the nine months ended September 30, 2010 decreased operating cash flow by $0.2 million and was attributable to a $1.6 million increase in inventory and a $1.2 million increase in accounts receivable mostly offset by a $2.6 million increase in accounts payable. Cash flow realized from other working capital for the nine months ended September 30, 2010 was $1.7 million resulting from a $3.7 million increase in other current liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $7.8 million compared to $3.8 million for the nine months ended September 30, 2010. The increase in capital expenditures to $10.5 million for the nine months ended September 30, 2011 was primarily UAN related activity.

Cash Flows Used in Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $112.7 million as compared to net cash used in financing activities of $29.5 million for the nine months ended September 30, 2010. The net cash provided by financing activities for the nine months ended September 30, 2011 was attributable to the proceeds from the issuance of the long-term debt of $125.0 million and the $324.9 million of proceeds from the Offering, offset by the $276.7 million distributed to our affiliates, as well as the quarterly cash distribution for the second quarter 2011 paid to the common unitholders in the third quarter of $29.7 million and the $26.0 million purchase of our general partners’ incentive distribution rights. Cash used in financing activities in the nine months ended September 30, 2010 was entirely attributable to amounts loaned to our affiliate.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of September 30, 2011 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following September 30, 2011 and thereafter.

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(unaudited)
	(in millions)

Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$—	$—	$125.0
Operating leases(2)	30.9	1.2	5.4	6.0	4.3	3.4	10.6
Unconditional purchase obligations(3)	51.7	1.5	6.0	6.0	6.1	6.2	25.9
Unconditional purchase obligations with affiliates(4)	232.2	3.5	15.0	15.7	15.7	14.2	168.1
Environmental liabilities(5)	0.1	—	0.1	—	—	—	—
Interest payments(6)	23.1	1.3	5.1	5.1	5.1	5.1	1.4

Total	$463.0	$7.5	$31.6	$32.8	$31.2	$28.9	$331.0

(1)	We entered into a new credit facility in connection with the closing of the Offering. The new credit facility includes a $125.0 million term loan, which was fully drawn at closing, and a $25.0 million revolving credit facility, which was undrawn at September 30, 2011. The table assumes no amounts are outstanding under the revolving credit facility.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	The amount includes commitments under an electric supply agreement with the city of Coffeyville, Kansas and a product supply agreement with Linde.

(4)	The amount includes commitments under our long-term pet coke supply agreement with CVR Energy having an initial term that ends in 2027, subject to renewal. The Partnership’s purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

(5)	Represents our estimated remaining costs of remediation to address environmental contamination resulting from a reported release of UAN in 2005 pursuant to the State of Kansas Voluntary Cleanup and Property Redevelopment Program. We have other environmental liabilities which are not contractual obligations but which would be necessary for our continued operations.

(6)	Interest payments are based on the current interest rate at September 30, 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after

December 15, 2011, with early adoption permitted. We believe that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. This new guidance is to be applied prospectively. ASU 2011-08 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Partnership believes that the adoption of this standard will not have a material impact on the consolidated financial statements.

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

The Partnership’s grant of awards out of its LTIP to employees or directors of its general partner are considered non-employee awards and the awards will be marked — to-market each reporting period until they vest.

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

On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2011 the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit
Number	Exhibit Title

10.1*	Employment Agreement, dated as of August 22, 2011, by and between CVR GP, LLC and Randal T. Maffett.
10.2*	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.
31.1*	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 4, 2011, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Cash Flows, (4) Condensed Consolidated Statement of Partners’ Capital and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.**

*	Filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

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

CVR Partners, LP

By:	CVR GP, LLC, its general partner

By:	/s/ Byron R. Kelley
Chief Executive Officer

November 4, 2011

By:	/s/ Edward Morgan
Chief Financial Officer

November 4, 2011