Form 10-Q
period 2012-03-31
CVR PARTNERS, LP
filed 2012-05-04
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal period ended March 31, 2012 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number: 001-35120

CVR Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	56-2677689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas	77479 (Zip Code)
(Address of principal executive offices)

(281) 207-3200

(Registrant’s telephone number, including area code)

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

There were 73,030,936 common units outstanding at May 2, 2012.

CVR Partners, LP and Subsidiary

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For The Quarter Ended March 31, 2012

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q.

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

capacity	Capacity is defined as the throughput a process unit is capable of sustaining, either on a calendar or stream day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as feedstock costs, product values and downstream unit constraints.

catalyst	A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

Coffeyville Resources or CRLLC	Coffeyville Resources, LLC, the subsidiary of CVR Energy which directly owns our general partner and 50,920,000 common units, or approximately 70% of our common units.

common units	Common units representing limited partner interests of CVR Partners, LP.

corn belt	The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

CVR Energy	CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol “CVI,” which indirectly owns our general partner and the common units owned by CRLLC.

ethanol	A clear, colorless, flammable oxygenated hydrocarbon. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

farm belt	Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

feedstocks	Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, which are produced by a refinery.

general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources.

Initial Public Offering	Initial public offering (“IPO”) of CVR Partners, LP common units that closed on April 13, 2011.

MMbtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

pet coke	Petroleum coke - a coal-like substance that is produced during the refining process.

plant gate price	The unit price of fertilizer, in dollars per ton, offered on a delivered basis, and excluding shipment costs.

prepaid sales	Represents customer payments under contracts to guarantee a price and supply of fertilizer in quantities expected to be delivered in the next twelve months. Revenue is not recorded for such sales until the product is considered delivered. Prepaid sales are also referred to as deferred revenue.

spot market	A market in which commodities are bought and sold for cash and delivered immediately.

syngas	Synthesized gas - a mixture of gases (largely carbon monoxide and hydrogen) that results from gasifying carbonaceous feedstock such as pet coke.

Throughput	The volume processed through a unit.

ton	One ton is equal to 2,000 pounds.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

wheat belt	The primary wheat producing region of the United States, which includes Oklahoma, Kansas, North Dakota, South Dakota and Texas.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$225,573	$236,975
Accounts receivable, net of allowance for doubtful accounts of $72 and $76, respectively	5,681	9,322
Inventories	21,793	23,255
Prepaid expenses and other current assets including $438 and $572 from affiliates at March 31, 2012 and December 31, 2011, respectively	2,725	2,311

Total current assets	255,772	271,863
Property, plant, and equipment, net of accumulated depreciation	355,366	341,495
Intangible assets, net	34	36
Goodwill	40,969	40,969
Deferred financing cost, net	2,926	3,164
Other long-term assets, including $1,450 and $1,495 with affiliates at March 31, 2012 and December 31, 2011, respectively	1,864	1,782

Total assets	$656,931	$659,309

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,426 and $2,064 due to affiliates at March 31, 2012 and December 31, 2011, respectively	$20,796	$15,869
Personnel accruals, including $420 and $812 with affiliates at March 31, 2012 and December 31, 2011, respectively	1,449	2,744
Deferred revenue	16,023	9,019
Accrued expenses and other current liabilities, including $535 and $549 with affiliates at March 31, 2012 and December 31, 2011, respectively	13,444	14,822

Total current liabilities	51,712	42,454
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $721 and $850 with affiliates at March 31, 2012 and December 31, 2011, respectively	2,186	2,366

Total long-term liabilities	127,186	127,366
Commitments and contingencies
Partners’ capital:
Common unitholders, 73,030,936 units issued and outstanding at March 31, 2012 and December 31, 2011	480,424	491,876
General partner’s interest	1	1
Accumulated other comprehensive loss	(2,392)	(2,388)

Total partners’ capital	478,033	489,489

Total liabilities and partners’ capital	$656,931	$659,309

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(dollars in thousands, except per unit data)
Net sales	$78,276	$57,377
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	2,990	1,469
Cost of product sold (exclusive of depreciation and amortization) — Third parties	9,608	6,022

	12,598	7,491
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	381	693
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	22,456	22,331

	22,837	23,024
Insurance recovery — business interruption	—	(2,870)
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,819	6,398
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	2,158	1,931

	5,977	8,329

Depreciation and amortization	5,438	4,637

Total operating costs and expenses	46,850	40,611

Operating income	31,426	16,766
Other income (expense):
Interest expense and other financing costs	(1,203)	—
Interest income	33	7
Other income, net	6	(29)

Total other income (expense)	(1,164)	(22)

Income before income tax expense	30,262	16,744
Income tax expense	18	10

Net income	$30,244	$16,734

Net income per common unit — basic(1)	$0.41
Net income per common unit — diluted(1)	$0.41
Weighted-average common units outstanding:
Basic	73,031
Diluted	73,196

(1)	The Partnership has omitted per unit data for the three months ended March 31, 2011, as the Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. As a result, the per unit information for periods ended prior to April 13, 2011 is not meaningful to investors. See Note 8 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands)
Net income	$30,244	$16,734
Other comprehensive income (loss):
Change in fair value of interest rate swap	(235)	—
Reclass of gain/loss to income on settlement of interest rate swap	231	—

Other comprehensive income (loss)	(4)	—
Total comprehensive income	$30,240	$16,734

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(unaudited) (in thousands)
Cash flows from operating activities:
Net income	$30,244	$16,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,438	4,637
Allowance for doubtful accounts	4	4
Amortization of deferred financing costs	238	—
Loss on disposition of fixed assets	7	631
Share-based compensation — Affiliates	1,124	4,609
Share-based compensation	122	—
Change in assets and liabilities:
Accounts receivable	3,637	(2,375)
Inventories	1,462	(990)
Insurance receivable	—	(2,870)
Business interruption insurance proceeds	—	2,315
Prepaid expenses and other current assets	(414)	1,708
Other long-term assets	(82)	—
Accounts payable	3,274	(3,499)
Deferred revenue	7,004	8,036
Accrued expenses and other current liabilities	1,944	3,161
Other long-term liabilities	(188)	49

Net cash provided by operating activities	53,814	32,150

Cash flows from investing activities:
Capital expenditures	(22,274)	(2,041)
Insurance proceeds from UAN reactor rupture	—	225

Net cash used in investing activities	(22,274)	(1,816)

Cash flows from financing activities:
Deferred costs of initial public offering	—	(1,615)
Payment of financing costs	—	(95)
Distributions to affiliates	(29,941)	—
Cash distribution to public unitholders — non-affiliates	(13,001)	—

Net cash provided by (used in) financing activities	(42,942)	(1,710)

Net increase (decrease) in cash and cash equivalents	(11,402)	28,624
Cash and cash equivalents, beginning of period	236,975	42,745

Cash and cash equivalents, end of period	$225,573	$71,369

Supplemental disclosures:
Cash paid for interest, net of capitalized interest of $545 and $0 in 2012 and 2011, respectively	$1,300	$—
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(2,970)	$(1,780)

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units Issued	Amount	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2011	73,030,936	$491,876	$1	$(2,388)	$489,489
Cash distributions to Affiliates	—	(29,941)	—	—	(29,941)
Cash distributions to Public Unitholders	—	(13,001)	—	—	(13,001)
Share-based compensation — Affiliates	—	1,124	—	—	1,124
Share-based compensation	—	122	—	—	122
Net income	—	30,244	—	—	30,244
Net gains (losses) on interest rate swaps	—	—	—	(4)	(4)

Balance at March 31, 2012	73,030,936	$480,424	$1	$(2,392)	$478,033

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

(1)	Formation of the Partnership, Organization and Nature of Business

Organization

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership” or the “Company”) is a Delaware limited partnership, formed in June 2007 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiary, “CVR Energy”) to own Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”), previously a wholly-owned subsidiary of CVR Energy. CRNF is an independent producer and marketer of upgraded nitrogen fertilizer products sold in North America. CRNF operates a dual-train coke gasifier plant that produces high-purity hydrogen, most of which is subsequently converted to ammonia and upgraded to urea ammonium nitrate (“UAN”).

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

Initial Public Offering of CVR Partners, LP

On April 13, 2011, CVR Partners completed its initial public offering (the “Initial Public Offering”) of 22,080,000 common units priced at $16.00 per unit (such amount includes common units issued pursuant to the exercise of the underwriters’ over-allotment option). The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol “UAN.”

The net proceeds to CVR Partners from the Initial Public Offering (including the net proceeds from the exercise of the underwriters’ over-allotment option) were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership’s obligation to reimburse CRLLC for certain capital expenditures CRLLC made with respect to the nitrogen fertilizer business prior to October 24, 2007; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by the general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from the Partnership’s new credit facility; and the balance was used or will be used for general partnership purposes, including approximately $104.0 million to fund the continuation of the UAN expansion at the nitrogen fertilizer plant.

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

Operation of Partnership

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

The accompanying condensed consolidated financial statements of CVR Partners are comprised of the operations of CRNF’s nitrogen fertilizer business. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including Article 3 of Regulation S-X, “General Instructions as to Consolidated Financial Statements.”

The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy incurred on behalf of the Partnership. These related party transactions are governed by the amended and restated services agreement originally entered into in October 2007. See Note 16 (“Related Party Transactions”) for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

In the opinion of the Partnership’s management, the accompanying unaudited condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of March 31, 2012 and December 31, 2011, the results of operations of the Partnership for the three months ended March 31, 2012 and 2011, and the cash flows of the Partnership for the three months ended March 31, 2012 and 2011.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Results of operations and cash flows are not necessarily indicative of the results that will be realized for the year ended December 31, 2012 or any other interim period.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership has omitted net income per unit for the three months ended March 31, 2011 because the Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. As a result, the per unit information for periods ended prior to April 13, 2011 would not be meaningful to investors.

The Partnership has evaluated subsequent events that would require an adjustment to the Partnership’s condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements.

(3)	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. The Partnership adopted this standard on January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended former comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. In December 2011, FASB deferred the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to again consider whether to present reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. The Partnership adopted this standard on January 1, 2012. The adoption of these standards expanded the Partnership’s condensed consolidated financial statements and footnote disclosures.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities(“ASU 2011-11”), which requires new disclosure standards to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. ASU 2011-11 will be effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. The Partnership believes this standard will expand its condensed consolidated financial statement footnote disclosures

(4)	Share-Based Compensation

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

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy’s common stock, pursuant to a registered public offering. In May 2011, CALLC sold into the public market 7,988,179 shares of CVR Energy, pursuant to a registered public offering.

As a result, CALLC and CALLC II are no longer stockholders of CVR Energy. Subsequent to CALLC’s and CALLC II’s divestiture of ownership interest in CVR Energy, no additional share-based compensation expense will be incurred with respect to override units and phantom units after each respective divestiture date. The final fair values of the override units of CALLC and CALLC II were derived based upon the values resulting from the proceeds received associated with each entity’s respective divestiture of its ownership in CVR Energy. These values were utilized to determine the related compensation expense for the unvested units.

The final fair values of the CALLC and CALLC II override units were derived based upon the values resulting from the proceeds received associated with CALLC and CALLC II’s divestitures of their remaining shares of CVR Energy and attributable to the unvested units on the associated dates.

The final fair value of the CALLC III override units was derived based upon the value resulting from the proceeds received by the managing GP upon the purchase of the IDR’s by the Partnership. These proceeds were subsequently distributed to the owners of CALLC III which included the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. Subsequent to June 30, 2011, no additional share-based compensation will be incurred with respect to override units of CALLC III due to the complete distribution of the proceeds received by the managing GP prior to July 1, 2011. For the three months ended March 31, 2011, the estimated fair value of the override units of CALLC III was determined using a probability-weighted expected return method which utilized CALLC III’s cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

Award Type	Benchmark Value (per Unit)	Original Awards Issued	Grant Date	Compensation Expense Increase (Decrease) for the Three Months Ended March 31, 2011
				(in thousands)
Override Value Units(a)	$11.31	1,839,265	June 2005	1,478
Override Value Units(b)	$34.72	144,966	December 2006	235
Override Units(c)	$10.00	642,219	February 2008	84

			Total	$1,797

Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR GP, LLC and the distribution to CALLC III, there is no associated unrecognized compensation expense as of March 31, 2012.

Valuation Assumptions

Significant assumptions used in the valuation of the Override Value Units (a) and (b) were as follows:

	(a) Override Value Units March 31, 2011	(b) Override Value Units March 31, 2011
Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
CVR Energy’s closing stock price	$ 23.16	$ 23.16
Estimated weighted-average fair value (per unit)	$ 22.61	$ 13.70
Marketability and minority interest discounts	5.0%	5.0%
Volatility	47.1%	47.1%

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Override Units — Using a probability-weighted expected return method that utilized CALLC III’s cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR Energy also recognized income equal to the amount that its interest in the investee’s net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the 642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units were subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

March 31, 2011
Estimated forfeiture rate	None
Derived Service Period	Based on forfeiture schedule
Estimated fair value (per unit)	$2.82
Marketability and minority interest discount	5.0%
Volatility	47.0%

Phantom Unit Plans

CVR Energy, through a wholly owned subsidiary, has two Phantom Unit Appreciation Plans (the “Phantom Unit Plans”) whereby directors, employees and service providers were awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points had rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points had rights to receive distributions when CALLC and CALLC II holders of override value units received distributions. Compensation expense for the three months ended March 31, 2012 and 2011 related to the Phantom Unit Plans was approximately $0.0 and $2.2 million, respectively. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II in 2011, there is no unrecognized compensation expense associated with the Phantom Unit Plans at March 31, 2012.

Long-Term Incentive Plan — CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2012, only restricted shares of CVR Energy common stock and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CRNF) employees, officers, consultants and directors.

Restricted Shares

Through the CVR Energy LTIP, shares of restricted common stock have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, are valued at the closing market price of CVR Energy’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the common stock. These shares generally vest over a three-year period. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2012, there was approximately $2.1 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals whom, as of March 31, 2012, compensation expense has been allocated to the Partnership.

Compensation expense recorded for the three months ended March 31, 2012 and 2011, related to the restricted shares, was approximately $0.6 million and $0.6 million, respectively.

Long-Term Incentive Plan — CVR Partners

In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners LTIP. Individuals who are eligible to receive awards under the CVR Partners LTIP include CVR Partners’, its subsidiaries’ and its parent’s employees, officers, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards made to employees of CRNF are valued on the grant date and amortized over the vesting period. These units generally vest over a three year period. As of March 31, 2012, there was approximately $3.0 million of total unrecognized compensation cost related to the units to be recognized over a weighted-average period of two years. Compensation expense recorded for the three months ended March 31, 2012 and 2011 related to the units was approximately $0.7 million and $0.0, respectively.

A summary of the Partnership’s unit activity during the three months ended March 31, 2012 is presented below:

	Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2011	164,571	$22.99
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2012	164,571	$22.99

(5)	Inventories

Inventories consist of fertilizer products which are valued at the lower of first-in, first-out (“FIFO”) cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Finished goods	$4,514	$6,130
Raw materials and precious metals	4,406	4,578
Parts and supplies	12,873	12,547

	$21,793	$23,255

(6)	Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Land and improvements	$2,611	$2,563
Buildings	815	815
Machinery and equipment	398,099	397,433
Automotive equipment	391	391
Furniture and fixtures	258	261
Railcars	2,496	2,496
Construction in progress	69,990	51,410

	$474,660	$455,369
Accumulated depreciation	119,294	113,874

Total net, property, plant and equipment	$355,366	$341,495

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized interest recognized as a reduction of interest expense for the three months ended March 31, 2012 and 2011 totaled approximately $0.6 million and $0.0, respectively.

(7)	Partners’ Capital and Partnership Distributions

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

At March 31, 2012, the Partnership had a total of 73,030,936 common units issued and outstanding, of which 50,920,000 common units were owned by CRLLC, representing approximately 70% of the total Partnership units outstanding.

The board of directors of the general partner has adopted a policy pursuant to which the Partnership will distribute all of the available cash it generates each quarter. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 45 days after the end of each quarter. See Note 18 (“Subsequent Events”) for additional discussion of the cash distributions. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter will generally equal the Partnership’s cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales.

On February 14, 2012, the Partnership paid out a cash distribution to the Partnership’s unitholders for the fourth quarter of 2011 in the amount of $0.588 per unit, or $42.9 million in aggregate.

(8)	Net Income Per Common Unitholder

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

The following table illustrates the Partnership’s calculation of net income per common unitholder (in thousands, except per unit information):

Three Months Ended March 31, 2012
Net income(1)	$30,244

Net income per common unit, basic	$0.41

Net income per common unit, diluted	$0.41

Weighted-average common units outstanding, basic	73,031

Weighted-average common units outstanding, diluted	73,196

(1)	The Partnership has omitted per unit data for three months ended March 31, 2011, as the Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. As a result, the per unit information is not meaningful to investors.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. There was $25,000 in depreciation expense incurred related to the cost of product sold for the three months ended March 31, 2012. There was no amount of depreciation expense incurred for the three months ended March 31, 2011.

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 4 (“Share-Based Compensation”). Direct operating expenses exclude depreciation and amortization of approximately $5.4 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively.

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal, treasury, accounting, marketing, human resources and the cost of maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 4 (“Share-Based Compensation”). Selling, general and administrative expenses exclude depreciation and amortization of $2,000 and $3,000 for the three months ended March 31, 2012 and 2011, respectively.

(10)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Property taxes	$10,419	$7,025
Capital asset and dismantling obligation	271	4,187
Other current liabilities (interest rate swap)	965	905
Accrued interest	547	885
Other accrued expenses and liabilities(1)	1,242	1,820

	$13,444	$14,822

(1)	Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under the feedstock and shared services agreement. See Note 16 (“Related Party Transactions”) for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(11)	Nitrogen Fertilizer Incident

On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at the nitrogen fertilizer facility were immediately shut down. No one was injured in the incident. Repairs to the facility as a result of the rupture were substantially complete as of December 31, 2010.

Total gross costs incurred as of March 31, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. Approximately $0.1 million and $0.4 million of these costs were recognized during the three months ended March 31, 2012 and March 31, 2011, respectively. The repairs and maintenance costs incurred are included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred, approximately $4.5 million was capitalized in 2010, approximately $0.1 million was capitalized in 2011 and approximately $0.1 million was capitalized in 2012.

The Partnership maintains property damage insurance under CVR Energy’s insurance policies which have an associated deductible of $2.5 million. The Partnership anticipates that substantially all of the repair costs related to the September 30, 2010 incident in excess of the $2.5 million deductible should be covered by insurance. As of March 31, 2012, approximately $7.0 million of insurance proceeds have been received under the property damage insurance related to this incident. This amount was received prior to December 31, 2011. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization) when received.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Partnership has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. Partial business interruption claims were filed during 2011 resulting in receipt of proceeds totalling $3.4 million for the year ended December 31, 2011. Of this amount, $2.9 million was reported for the three months ended March 31, 2011. The proceeds associated with the business interruption claim are included on the Consolidated Statements of Operations under Insurance recovery — business interruption.

(12)	Credit Facility

Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2012. There is no scheduled amortization and the credit facility matures in April 2016. The revolving credit facility will be used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership. The Partnership, upon the closing of the credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Initial Public Offering.

Borrowings under the credit facility bear interest at either a Eurodollar rate or a base rate plus in either case a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the credit facility ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. Currently, the interest rate is either the Eurodollar rate plus a margin of 3.5% or, for base rate loans, the prime rate plus 2.5%. Under its terms, the lenders under the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, and the Partnership’s ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership’s common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility.

As of March 31, 2012, CRNF was in compliance with the covenants contained in the credit facility.

In connection with the credit facility, the Partnership incurred lender and other third-party costs of approximately $4.8 million, all of which were incurred in 2010 and 2011. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

(13)	Interest Rate Swap

On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At March 31, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the unrealized gain or loss on the swap is reported as a component of accumulated

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The realized loss on the interest rate swap re-classed from AOCI into interest expense was $0.2 million for the three months ended March 31, 2012.

(14)	Income Taxes

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

(15)	Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Nine months ending December 31, 2012	$4,228	$15,457
Year ending December 31, 2013	6,037	28,744
Year ending December 31, 2014	4,678	23,091
Year ending December 31, 2015	4,200	22,645
Year ending December 31, 2016	3,813	23,179
Thereafter	8,206	205,541

	$31,162	$318,657

(1)	The Partnership’s purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended March 31, 2012 and 2011 totaled approximately $1.0 million and $1.0 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. CRNF entered into a lease agreement in September 2011 for 150 UAN railcars that will be used in conjunction with the UAN expansion. This agreement will become effective in November 2012.

CRNF also renewed a lease agreement in October 2011, that became effective in April 2012, for ninety-seven railcars. The Partnership also amended a portion of a lease agreement in conjunction with improvements to be made to seventy-three UAN railcars.

CRNF has an agreement with the City of Coffeyville pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity based upon agreed upon rates. This agreement expires on July 1, 2019. The annual committed contractual payments are estimated to be approximately $1.9 million. As of March 31, 2012 and December 31, 2011, the estimated remaining obligation of CRNF totaled approximately $14.4 million and $14.9 million, respectively, through July 1, 2019. These estimates are subject to change based upon CRNF’s actual usage.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde, Inc.). Pursuant to the agreement, which expires in 2020, CRNF is required to pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended March 31, 2012 and 2011 totaled approximately $1.2 million and $1.0 million, respectively.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRNF entered into a sales agreement with Cominco Fertilizer Partnership on November 20, 2007 to purchase equipment and materials which comprise a nitric acid plant. CRNF’s obligation related to the execution of the agreement in 2007 for the purchase of the assets was $3.5 million. On May 25, 2009, CRNF and Cominco amended the contract increasing the liability to approximately $4.3 million. In consideration of the increased liability, the timeline for removal of the equipment and payment schedule was extended. The asset removal was completed in February 2012; the final payment of $2.0 million was made at that time. Additionally, as of March 31, 2012, approximately $0.6 million was accrued related to the obligation to dismantle the unit which was included in accounts payable and accrued expenses and other current liabilities. As of March 31, 2012, the Partnership had paid a total of approximately $7.0 million with respect to the nitric acid plant and the related dismantling obligation. The related asset amounts are included in construction-in-progress at March 31, 2012.

The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in 2013 and the agreement is subject to renewal.

On February 22, 2011, CRLLC entered into a $250.0 million ABL credit facility guaranteed by the Partnership and CRNF. The ABL credit facility is scheduled to mature in August 2015. At April 13, 2011, CRLLC’s senior secured notes were guaranteed by the Partnership and CRNF and had an aggregate principal balance of $472.5 million. The Partnership and CRNF were each released from their obligation as a guarantor or obligor, as applicable, under CRLLC’s ABL credit facility and its senior secured notes, as a result of the closing of the Initial Public Offering.

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

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF’s nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF’s annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county’s classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008, and has fully accrued such amounts for the year ended December 31, 2011. CRNF has estimated and accrued for property tax for the first three months of 2012. The first payment in respect of CRNF’s 2011 property taxes was paid in December 2011 and the second payment will be made in May 2012. This property tax expense is reflected as a direct operating expense in our financial results. In January 2012 COTA issued a ruling indicating that the assessment in 2008 of CRNF’s fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2011, which cases remain pending before COTA. CRNF has also appealed the 2012 valuation. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

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

Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures for the three months ended March 31, 2012 and 2011 were approximately $0.2 million and $0.1 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

(16)	Related Party Transactions

Registration Rights Agreement

The Partnership filed a registration statement with the SEC on March 6, 2012, as amended April 2, 2012, in which CRLLC planned to offer up to 11.5 million common units representing limited partner interests of the Partnership. The registration statement remains on file with the SEC. For the three months ended March 31, 2012, the Partnership recognized approximately $0.6 million in expenses related to this registration statement for the benefit of CRLLC in accordance with CVR Partners’ Registration Rights Agreement. This amount included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of the registration statement.

Related Party Agreements

In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the Initial Public Offering. The agreements are described as in effect at March 31, 2012. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership’s Condensed Consolidated Balance Sheets.

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

Pursuant to the feedstock agreement, CRNF and CRRM have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended March 31, 2012 and 2011, the net sales generated from the sale of hydrogen to CRRM were approximately $5.7 million and $0.0, respectively. For the three months ended March 31, 2012 and 2011, CVR Partners also recognized $0.0 and $0.7 million of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery, respectively. At March 31, 2012 and December 31, 2011, there were approximately $0.0 and $0.1 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended March 31, 2012 and 2011 were approximately $0.0 and $(0.2) million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each period on a gross basis were nominal.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended March 31, 2012 and 2011, were approximately $0.5 million and $0.4 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. There were no sales of tail gas to CRRM for the three months ended March 31, 2012 and 2011.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and to provide an additional 15% to cover the cost of capital in the fourth year. At March 31, 2012, there was an asset of approximately $0.2 million included in other current assets, approximately $1.5 million included in other non-current assets, an offset liability of approximately $0.5 million in other current liabilities and approximately $0.7 million of other non-current liabilities in the Condensed Consolidated Balance Sheet.

CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million was reimbursed by CRRM for the use of tank capacity for the three months ended March 31, 2012. This reimbursement was recorded as a reduction to direct operating expenses. No amounts were received in the three month period ended March 31, 2011.

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

At March 31, 2012 and December 31, 2011, receivables of $0.2 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales. At March 31, 2012 and December 31, 2011, payables of $0.3 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales.

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

CRNF will pay any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CRNF is entitled to offset any amount payable for the pet coke against any amount due from CRRM under the feedstock and shared services agreement between the parties.

The agreement has an initial term of 20 years and will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $3.0 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. Payables of $0.3 million and $1.0 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

Lease Agreement

CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the three months ended March 31, 2012 and 2011, expense incurred related to the use of the office and laboratory space totalled approximately $26,000 and $24,000, respectively. There were no unpaid amounts outstanding with respect to the lease agreement as of March 31, 2012 and 2011, respectively.

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

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The agreement provides for indemnification in the case of contamination or releases of hazardous materials that were present but unknown at the time the agreement was entered into to the extent such contamination or releases are identified in reasonable detail through October 2012. The agreement further provides for indemnification in the case of contamination or releases which occur subsequent to the execution of the agreement.

The term of the agreement is for at least 20 years, or for so long as the feedstock and shared services agreement is in force, whichever is longer.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP, LLC and CVR Energy. Under this agreement, the Partnership’s general partner has engaged CVR Energy to conduct a substantial portion of its day-to-day business operations. CVR Energy provides CVR Partners with the following services under the agreement, among others:

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

•	managing or overseeing litigation and administrative or regulatory proceedings, and establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;

•	recommending the payment of distributions; and

•	managing or providing advice for other projects, including acquisitions, as may be agreed by CVR Energy and the Partnership’s general partner from time to time.

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

Either CVR Energy or the Partnership’s general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days’ notice and either CVR Energy or the Partnership’s general partner may terminate the agreement upon at least 180 days’, but not more than one year’s notice. Furthermore, the Partnership’s general partner may terminate the agreement immediately if CVR Energy becomes bankrupt or dissolves or commences liquidation or winding-up procedures.

In order to facilitate the carrying out of services under the agreement, CVR Partners and CVR Energy have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another’s intellectual property under certain circumstances.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net amounts incurred under the services agreement for the three months ended March 31, 2012 and 2011 were approximately $2.6 million and $2.6 million, respectively. Of these charges approximately $1.8 million and $2.1 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $0.8 million and $0.5 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $0.8 million and $1.2 million, respectively, for the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, payables of $1.9 million and $0.7 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

Either CVR Energy or the Partnership’s general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days’ notice. The Partnership’s general partner also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve the Partnership’s general partner from its obligations under the agreement. Either CVR Energy or the Partnership’s general partner may terminate the agreement upon at least 180 days’, but not more than one year’s, notice. Furthermore, CVR Energy may terminate the agreement immediately if the Partnership, or its general partner, become bankrupt, or dissolve and commence liquidation or winding-up.

Limited Partnership Agreement

In connection with the Initial Public Offering, CVR GP and CRLLC entered into the second amended and restated agreement of limited partnership of the Partnership, dated April 13, 2011.

The Partnership’s general partner manages the Partnership’s operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. CRLLC has the right to select the directors of the general partner. Actions by the general partner that are made in its individual capacity are made by CRLLC as the sole member of the general partner and not by its board of directors. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to re-election on a regular basis by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership’s business.

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended March 31, 2012 approximately $0.9 million, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership’s business. For the three months ended March 31, 2011, the Partnership did not make any reimbursement payments to its general partner. At March 31, 2012 and 2011, payables of $0.4 million and $0.0, respectively, were included in personnel accruals related to personnel costs on the Condensed Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions to CRLLC

The Partnership distributed $29.9 million to CRLLC during the three months ended December 31, 2011, as regular distributions on CRLLC’s ownership of common units subsequent to the Initial Public Offering. The Partnership made cash distributions of approximately $276.7 million to CRLLC prior to and at the time of the Partnership’s Initial Public Offering.

(17)	Fair Value of Financial Instruments

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$160,059	$—	$—	$160,059
Other current assets (marketable securities)	—	—	—	—

Total Assets	$160,059	$—	$—	$160,059
Other current liabilities (interest rate swap)	$—	$965	$—	$965
Other long-term liabilities (interest rate swap)	$—	$1,427	$—	$1,427

Total Liabilities	$—	$2,392	$—	$2,392
Accumulated other comprehensive loss (interest rate swap)	$—	$2,392	$—	$2,392

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$160,030	$—	$—	$160,030
Other current assets (marketable securities)	—	—	—	—
Total Assets	$160,030	$—	$—	$160,030
Other current liabilities (interest rate swap)	$—	$905	$—	$905
Other long-term liabilities (interest rate swap)	$—	$1,483	$—	$1,483
Total Liabilities	$—	$2,388	$—	$2,388
Accumulated other comprehensive loss (interest rate swap)	$—	$2,388	$—	$2,388

As of March 31, 2012 and December 31, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 13 “Interest Rate Swap”). The Partnership had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2012.

The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

(18)	Subsequent Events

Registration Statement

The Partnership filed a registration statement with the SEC on March 6, 2012, as amended on April 2, 2012, in which CRLLC planned to offer up to 11.5 million common units representing limited partner interests of the Partnership. The registration statement remains on file with the SEC.

Distribution

On April 26, 2012, the Board of Directors of the Partnership’s general partner declared a cash distribution for the first quarter of 2012 to the Partnership’s unitholders of $0.523 per unit. The cash distribution will be paid on May 15, 2012 to unitholders of record at the close of business on May 8, 2012.

CVR Energy Transaction Agreement

In February 2012, Mr. Carl Icahn and related entities commenced a tender offer to acquire all of the outstanding shares of common stock of CVR Energy. On April 18, 2012, CVR entered into a Transaction Agreement (the “Transaction Agreement”) with IEP Energy LLC (the “Offeror”) and each of the other parties listed on the signature pages thereto, each of whom is an affiliate of the Offeror, and Carl C. Icahn (collectively with the Offeror, the “Offeror Parties”).

Pursuant to the Transaction Agreement, the Offeror amended its pending tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR Energy’s common stock (the “Shares”) for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right for each Share, which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of CVR Energy is executed within fifteen months following the expiration of the offer and such transaction closes. The Offer, as amended, will expire at 11:59 p.m., New York City time, on the later of May 4, 2012 and such later date as may be required to resolve any comments made by the Securities and Exchange Commission in respect of the Offeror Parties’ tender offer.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the tender offer is consummated, the Partnership’s general partner would be controlled indirectly by the Offeror Parties who would then have the right to appoint and replace all members of the board of directors of the Partnership’s general partner. The acquisition of common stock of CVR Energy by the Offeror Parties and a change of control of CVR Energy would not trigger an event of default under the Partnership’s credit facility; however, an event of default could be triggered if CVR Energy terminates or violates any of its covenants in any of the intercompany agreements with the Partnership and such violation or termination results in or could reasonably be expected to result in a material adverse effect on the Partnership.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the Securities and Exchange Commission (“SEC”) on February 23, 2012. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A of Part II of this Quarterly Report on Form 10-Q. Such factors include, among others:

•	our ability to make cash distributions on the units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	adverse weather conditions, including potential floods and other natural disasters;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Energy;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

•	competition in the nitrogen fertilizer business;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•

existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and existing and future regulations related to the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset diversification;

•	our dependence on significant customers;

•	the potential loss of our transportation cost advantage over our competitors;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating both us and CVR Energy;

•	risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;

•	risks relating to our relationships with CVR Energy, including the effect of a change of control at CVR Energy;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	our limited operating history as a stand-alone company;

•	changes in our treatment as a partnership for U.S. income or state tax purposes; and

•	instability and volatility in the capital and credit markets.

All forward-looking statements contained in this Form 10-Q speak only as of the date of this document. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances that occur after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Partnership Overview

Overview

We are a Delaware limited partnership formed by CVR Energy, Inc. to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Energy’s refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Our facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate that has historically commanded a premium price over ammonia. In 2011, we produced 411,189 tons of ammonia, of which approximately 72% was upgraded into 714,130 tons of UAN. For the three months ended March 31, 2012, we produced 89,280 tons of ammonia, of which approximately 72% was upgraded into 154,580 tons of UAN.

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

Initial Public Offering

On April 13, 2011, we completed our Initial Public Offering, pursuant to which 22,080,000 common units, representing approximately 30% of limited partner interest in the Partnership, were sold to the public at a price of $16.00 per common unit. The net proceeds to CVR Partners from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership’s obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC’s senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the incentive distribution rights, or IDRs, owned by our general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund our UAN expansion.

CVR Energy Transaction Agreement

In February 2012, Mr. Carl Icahn and related entities commenced a tender offer to acquire all of the outstanding shares of common stock of CVR Energy. On April 18, 2012, CVR entered into a Transaction Agreement (the “Transaction Agreement”) with IEP Energy LLC (the “Offeror”) and each of the other parties listed on the signature pages thereto, each of whom is an affiliate of the Offeror, and Carl C. Icahn (collectively with the Offeror, the “Offeror Parties”).

Pursuant to the Transaction Agreement, the Offeror amended its pending tender offer (the “Offer”) to purchase all of the issued and outstanding shares of CVR Energy’s common stock (the “Shares”) for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment right for each Share, which represents the contractual right to receive an additional cash payment per Share if a definitive agreement for the sale of CVR Energy is executed within fifteen months following the expiration of the offer and such transaction closes. The Offer, as amended, will expire at 11:59 p.m., New York City time, on the later of May 4, 2012 and such later date as may be required to resolve any comments made by the Securities and Exchange Commission in respect of the Offeror Parties’ tender offer.

If the tender offer is consummated, the Partnership’s general partner would be controlled indirectly by the Offeror Parties who would then have the right to appoint and replace all members of the board of directors of the Partnership’s general partner. The acquisition of common stock of CVR Energy by the Offeror Parties and a change of control of CVR Energy would not trigger an event of default under the Partnership’s credit facility; however, an event of default could be triggered if CVR Energy terminates or violates any of its covenants in any of the intercompany agreements with the Partnership and such violation or termination results in or could reasonably be expected to result in a material adverse effect on the Partnership.

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

Natural gas is the most significant raw material required in our competitors’ production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. This pricing and volatility has a direct impact on our competitors’ cost of producing nitrogen fertilizer. Over the last year, natural gas prices have significantly decreased.

In order to assess our operating performance, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2011, approximately 56% of the corn planted in the United States was grown within a $40/UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors’ revenues is derived from the lower margin industrial market. Our location on Union Pacific’s main line increases our transportation cost advantage by lowering the costs of bringing our products to customers, assuming freight rates and pipeline tariffs for U.S. Gulf Coast importers as recently in effect. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad and we currently do not incur any intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $25 per ton over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three months ended March 31, 2012, we upgraded approximately 72% of our ammonia production into UAN, a product that presently generates a greater value than ammonia. During 2011, we upgraded approximately 72% of our ammonia production into UAN. UAN production is a major contributor to our profitability.

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

Our largest raw material expense is pet coke, which we purchase from CVR Energy and third parties. For the three months ended March 31, 2012 and 2011, we spent approximately $5.0 million and $1.8 million, respectively, for pet coke, which equaled an average cost per ton of $42 and $15, respectively. If pet coke prices rise substantially in the future, we may be unable to increase our prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by our competitors, and not pet coke prices.

Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround generally lasts between 13 and 15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2010, at a cost of approximately $3.5 million, and the next turnaround is currently scheduled for the fourth quarter of this year. In connection with the most recent biennial turnaround, the nitrogen fertilizer business also wrote-off approximately $1.4 million of fixed assets.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Corporate Allocations

Our consolidated financial statements included elsewhere in this report include certain costs incurred on our behalf. These costs, which are reflected in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), are billed to us pursuant to a services agreement entered into in October 2007 (and amended and restated in April 2011) that is a related party transaction.

Expenses incurred by our parent and allocated to us include, but are not necessarily limited to, officer and employee salaries and share-based compensation, rent or depreciation, advertising, accounting, tax, legal and information technology services, other selling, general and administrative expenses, costs for defined contribution plans and medical and other employee benefits.

Selling, general and administrative expense allocations were based primarily on total fertilizer payroll as a percentage of the total fertilizer and petroleum segment payrolls. Property insurance costs were allocated based upon specific valuations.

Publicly Traded Partnership Expenses

Our general and administrative expenses have increased due to the costs of operating as a publicly traded partnership, including preparing annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, investor relations activities and registrar and transfer agent fees. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, will approximate $5.5 million per year, excluding the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing. Our historical financial statements for periods ending prior to April 13, 2011 do not reflect the impact of these expenses, which will affect the comparability of our post-offering results with our financial statements from periods prior to the completion of the Initial Public Offering.

2012 Turnaround

Our nitrogen fertilizer plant undergoes a planned maintenance turnaround every two years. Turnarounds are a standard procedure that involves a planned shutdown and inspection of our major processing units in order to refurbish, repair and maintain our units as needed. Turnarounds are required to mitigate other unplanned shutdowns that could greatly impact operations if a diligent planned maintenance does not occur as needed. Turnaround expenses are expensed when incurred in direct operating expenses. Operating income is impacted negatively by both the expenses associated with the scheduled turnaround and the lost revenue we would have generated had the nitrogen fertilizer plant not been shut down. Turnaround costs generally approximate $3.0 million to $5.0 million per turnaround. During the fourth quarter of 2012, we plan to complete a turnaround of the nitrogen fertilizer plant. We estimate that the 2012 turnaround expense will approximate $5.0 million and is expected to last between 16 and 18 days. This extended period is due to third-party work on additional preventative maintenance. Substantially all of the 2012 turnaround expenses will be recognized in the fourth quarter of 2012.

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

Total gross costs recorded as of March 31, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. As of March 31, 2012, approximately $7.0 million of insurance proceeds have been received related to the property damage insurance claim. Of the costs incurred, approximately $4.7 million were capitalized. We also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to our business interruption policy. Approximately $0.5 million was received during the third quarter of 2011, with the remainder received in March and April 2011.

Fertilizer Plant Property Taxes

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF’s nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF’s annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county’s classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2010, 2009 and 2008, and has fully accrued such amounts for the year ended December 31, 2011. CRNF has estimated and accrued property tax for the first three months of 2012. The first payment in respect of CRNF’s 2011 property taxes was paid in December 2011 and the second payment will be made in May 2012. This property tax expense is reflected as a direct operating expense in our financial results. In January 2012 COTA issued a ruling indicating that the assessment in 2008 of CRNF’s fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2011, which cases remain pending before COTA. CRNF has also appealed the 2012 valuation. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

Distributions to Unitholders

It is our policy to make cash distributions of all available cash we generate each quarter. Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter and will generally equal our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. Additionally, the Partnership also retains the cash on hand associated with prepaid sales at each quarter end, which is recorded on the balance sheet as deferred revenue, for future distributions to common unitholders as it is recognized into income. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

Credit Facility

On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a credit facility with a group of lenders. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016. The average interest rate for the term loan for the three months ended March 31, 2012 was 3.96%. See Note 12 for more information regarding the credit facility. In periods prior to the Initial Public Offering, we did not incur interest expense.

Interest Rate Swap

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates by using interest rate derivatives to convert some or all of the interest rates we pay for our $125.0 million of term loan borrowings from a floating rate to a fixed rate.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. The Interest Rate Swap agreements commenced on August 12, 2011; therefore, no impact was recorded for the quarter ended March 31, 2011 and the impact recorded for the three months ended March 31, 2012 was $0.2 million in interest expense. For the three months ended March 31, 2012, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of a nominal amount, which is unrealized, in accumulated other comprehensive income.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three months ended March 31, 2012 and 2011. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2011, is unaudited.

	Three Months Ended March 31,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$78.3	$57.4	$20.9	36.4%

Cost of product sold — Affiliates (1)	3.0	1.5	1.5	100.0
Cost of product sold — Third Parties (1)	9.6	6.0	3.6	60.0

	12.6	7.5	5.1	68.0
Direct operating expenses — Affiliates (1)	0.4	0.7	(0.3)	(42.9)
Direct operating expenses — Third Parties (1)	22.5	22.3	0.2	0.9

	22.9	23.0	(0.1)	(0.4)
Insurance recovery—business interruption	—	(2.9)	2.9	(100.0)
Selling, general and administrative expenses — Affiliates (1)	3.8	6.4	(2.6)	(40.6)
Selling, general and administrative expenses — Third Parties (1)	2.2	2.0	0.2	10.0

	6.0	8.4	(2.4)	(28.6)
Depreciation and amortization (2)	5.4	4.6	0.8	17.4

Operating income	$31.4	$16.8	14.6	86.9
Interest expense and other financing costs	(1.2)	—	(1.2)	—
Other income (expense)	—	(0.1)	0.1	(100.0)

Total other income (expense)	(1.2)	(0.1)	(1.1)	1,100.0

Income before income tax expense	30.2	16.7	13.5	80.8

Income tax expense	—	—	—	—

Net income	$30.2	$16.7	$13.5	80.8%

EBITDA (3)	$36.8	$21.3	$15.5	72.8%
Available cash for distribution (4)	$0.523	—

Reconciliation of net sales (in millions):
Sales net plant gate	$67.9	$52.6
Freight in revenue	4.7	4.8
Hydrogen and other gases revenue	5.7	—

Total net sales	$78.3	$57.4

	As of March 31, 2012	As of December 31, 2011
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$225.6	$237.0
Working capital	204.1	229.4
Total assets	656.9	659.3
Total debt, including current portion	125.0	125.0
Partners’ Capital	478.0	489.5

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$53.8	$32.1
Investing activities	(22.3)	(1.8)
Financing activities	(42.9)	(1.7)

Net cash flow	$(11.4)	$28.6

Capital expenditures for property, plant and equipment	$22.3	$2.0

(1)	Amounts are shown exclusive of depreciation and amortization.

(2)	Depreciation and amortization is comprised of the following components as excluded from direct operating expenses:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$5.4	$4.6

(3)	EBITDA is defined as net income before income tax expense, net interest (income) expense and depreciation and amortization expense, which are items management believes affect the comparability of operating results. EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance but should be utilized as a supplemental measure of performance in evaluating our business. Management believes that EBITDA provides relevant and useful information that enables external users of our financial statements, such as industry analysts, investors, lenders and rating agencies to better understand and evaluate our ongoing operating results and allows for greater transparency in the review of our overall financial, operational and economic performance.

Adjusted EBITDA is defined as EBITDA adjusted for the impact of share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. We present Adjusted EBITDA because it is a key measure used in material covenants in our credit facility. Adjusted EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of our liquidity. Management believes that Adjusted EBITDA enables investors and analysts to better understand our liquidity and our compliance with the covenants contained in our credit facility.

A reconciliation of Net income to EBITDA and to Adjusted EBITDA is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(in millions)
Net income	$30.2	$16.7
Add:
Interest expense and other financing costs	1.2	—
Depreciation and amortization	5.4	4.6

EBITDA	36.8	21.3
Share-based compensation	1.2	4.6

Adjusted EBITDA	$38.0	$25.9

(4)	We define available cash for distribution generally as our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distribution to common unitholders based upon the recognition into income of the prepaid sales.

Below is a table reconciling the available cash for distribution for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
(in millions, except per unit amount)
Cash flows from operations	$53.8
Adjustments:
Plus: Deferred revenue balance at December 31, 2011	9.0
Less: Deferred revenue balance at March 31, 2012	(16.0)
Less: Maintenance capital expenditures	(1.1)
Less: Cash reserves for accrued expenses	(7.5)

Available cash for distribution	$38.2

Available cash for distribution, per unit	$0.523
Common units outstanding	73,031

The tables below provide an overview of our results of operations, relevant market indicators and key operating statistics:

	Three Months Ended March 31,
	2012	2011
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	89.3	105.3
Ammonia (net available for sale)(1)	25.0	35.2
UAN	154.6	170.6
Petroleum coke consumed (thousand tons)	120.5	124.1
Petroleum coke (cost per ton)	$42	$15
Sales (thousand tons):
Ammonia	29.9	27.3
UAN	158.3	179.3
Product pricing (plant gate) (dollars per ton)(2):
Ammonia	$613	$564
UAN	313	207
On-stream factor(3):
Gasification	93.3%	100.0%
Ammonia	91.5%	96.7%
UAN	83.6%	93.2%

	Three Months Ended March 31,
	2012	2011
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.50	$4.20
Ammonia — Southern Plains (dollars per ton)	586	605
UAN — Mid Cornbelt (dollars per ton)	343	349

(1)	Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)	Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(3)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is a measure of efficiency.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales.   Net sales were $78.3 million for the three months ended March 31, 2012 compared to $57.4 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, ammonia and UAN made up $18.7 million and $53.9 million of our net sales, respectively. This compared to ammonia and UAN net sales of $15.9 million and $41.5 million for the three months ended March 31, 2011. The increase of $20.9 million was the result of both higher average plant gate prices for both ammonia and UAN and greater hydrogen sales to CVR Energy’s refinery offset by lower sales unit volumes for UAN. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the quarter ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			Total Variance		Price Variance	Volume Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
Ammonia	29,866	$627	$18.7	27,322	$581	$15.9	2,545	$2.8	$1.2	$1.6
UAN	158,293	$340	$53.9	179,314	$231	$41.5	(21,021)	$12.4	$19.5	$(7.1)
Hydrogen	562,657	$10	$5.7	—	$—	$—	562,657	$5.7	$—	$5.7

(1)	Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges

(3)	Sales dollars in millions

The increase in ammonia sales volume for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to milder weather allowing for an earlier planting season in 2012. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 93.3%, 91.5% and 83.6%, respectively, on-stream for the three months ended March 31, 2012. On-stream rates for the first quarter of 2011 were 100.0%, 96.7% and 93.2%, for the gasification, ammonia and UAN units, respectively. Lower on-stream factors were the result of downtime related to repairs for each of the units. This downtime resulted in decreased UAN production and related reduced sales volumes.

Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended March 31, 2012 were higher for both ammonia and UAN over the comparable period of 2011, increasing 8.6% and 51.1% respectively. The price increases reflect strong farm belt market conditions.

Cost of Product Sold.   Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended March 31, 2012 was $12.6 million compared to $7.5 million for the three months ended March 31, 2011. The increase of $5.1 million is the result of higher affiliate costs of $1.5 million associated with higher prices and third-party costs of $3.6 million associated with increased volumes and higher prices.

Direct Operating Expenses (Exclusive of Depreciation and Amortization).   Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2012 were $22.9 million as compared to $23.0 million for the three months ended March 31, 2011.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).   Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $6.0 million for the quarter ended March 31, 2012, as compared to $8.4 million for the quarter ended March 31, 2011. The decrease of $2.4 million for the three months ended March 31, 2012 over the comparable period in 2011 was primarily attributable to a decrease in share-based compensation expense of $3.1 million, a decrease of $0.2 million as reimbursements under the services agreement to CVR, and a 2011 asset write-offs of $0.6 million partially offset by $0.8 million of increased personnel expenses reimbursed to the general partner and increased outside services of $0.7 million primarily associated with the filing of the registration statement and other public company related expenses.

Operating Income.   Operating income was $31.4 million for the three months ended March 31, 2012 as compared to operating income of $16.8 million for the three months ended March 31, 2011. This increase of $14.6 million was primarily the result of the increase in nitrogen fertilizer margin of $15.8 million, a decrease in selling, general and administrative expenses (exclusive of depreciation and amortization) of $2.4 million and direct operating expenses (exclusive of depreciation and amortization) of $0.1 million. This favorable increase was partially offset by a decrease in insurance recovery of $2.9 million.

Interest Expense.   Interest expense for the three months ended March 31, 2012 was approximately $1.2 million. We recorded no interest expense for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2012 was primarily attributable to bank interest expense of $1.3 million on the $125.0 million term loan facility, $0.2 million of deferred financing amortization and $0.2 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $0.5 million.

Income Tax Expense.   Income tax expense for the quarters ended March 31, 2012 and 2011 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Net Income.   For the quarter ended March 31, 2012, net income was $30.2 million as compared to $16.7 million of net income for the quarter ended March 31, 2011, an increase of $13.5 million. The increase in net income was primarily due to the increase in our profit margin associated primarily with pricing, a decrease in selling, general and administrative expenses (exclusive of depreciation and amortization), which was partially offset by an increase in interest expense and a decrease in insurance recovery.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which includes cash advances from customers resulting from forward sales. Our liquidity was further enhanced during the second quarter of 2011 by the receipt of approximately $158.0 million in net proceeds from our Initial Public Offering after the payment of underwriting discounts and commissions, distributions to CRLLC, payments to purchase (and subsequently extinguish) the IDRs owned by our general partner prior to the Initial Public Offering and financing fees and associated legal and professional fees resulting from our credit facility. In addition, in conjunction with the completion of the Initial Public Offering, we entered into a new $125.0 million term loan and $25.0 million revolving credit facility.

Our principal uses of cash are expected to be operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy anticipated commitments for the next twelve months and that the net proceeds remaining from our Initial Public Offering and borrowings under our credit facility will be adequate to fund our planned capital expenditures, including the UAN expansion, for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control. Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, modify the terms of our existing debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

Cash Balance and Other Liquidity

As of March 31, 2012, we had cash and cash equivalents of $225.6 million, including $16.0 million of customer advances. Working capital at March 31, 2012 was $204.1 million, consisting of $255.8 million in current assets and $51.7 million in current liabilities. Working capital at December 31, 2011 was $229.4 million, consisting of $271.9 million in current assets and $42.5 million in current liabilities. As of April 27, 2012, we had cash and cash equivalents of $231.6 million.

Credit Facility

On April 13, 2011 in conjunction with the completion of our Initial Public Offering, we entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures April 2016. The credit facility will be used to finance on-going working capital, capital projects, letter of credit issuances and general needs of the Partnership.

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

As of March 31, 2012, no amounts were drawn under the $25.0 million revolving credit facility.

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

Restrictive Covenants and Other Matters

Our credit facility requires us to maintain (i) a minimum interest coverage ratio (ratio of Consolidated Adjusted EBITDA to interest) as of the end of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (ratio of debt to Consolidated Adjusted EBITDA) as of the end of any fiscal quarter of 3.0 to 1.0, in both cases calculated on a trailing four quarter basis. In addition, the credit facility includes negative covenants that, subject to significant exceptions, limit our ability to, among other things:

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

The credit facility contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the credit facility to be in force and effect, and change of control. An event of default will also be triggered if CVR Energy or any of its subsidiaries (other than us and CRNF) terminates or violates any of its covenants in any of the intercompany agreements between us and CVR Energy and its subsidiaries (other than us and CRNF) and such action has resulted or could be reasonably expected to result in a material adverse effect on us. If an event of default occurs, the administrative agent under the credit facility would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

As of March 31, 2012, we were in compliance with the covenants under the credit facility.

Interest Rate Swap

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced August 12, 2011. The impact recorded for the three months ended March 31, 2012 is $0.2 million in interest expense. For the three months ended March 31, 2012, the Partnership recorded a nominal loss in the fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities is $(2.4) million. This amount is unrealized and included in accumulated other comprehensive income.

Capital Spending

Our total capital expenditures for the three months ended March 31, 2012 totaled $22.3 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $22.3 million spent for the three months ended March 31, 2012, $1.1 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.

We expect to spend $95.0 million to $100.0 million on capital expenditures in 2012, excluding capitalized interest. Of this amount, $10.0 million to $11.0 million will be spent on maintenance projects and $85.0 million to $90.0 million will be spent on growth projects including $70.0 million to $75.0 million on a UAN expansion project.

Using a portion of the proceeds of our Initial Public Offering and our term loan borrowings, we moved forward with our UAN expansion project, which will allow us the flexibility to upgrade all of our ammonia production of UAN. Inclusive of capital spent prior to our Initial Public Offering, we now anticipate that the total capital spend associated with the UAN expansion will approximate $125.0 million (including capitalized interest). As of March 31, 2012, approximately $62.7 million had been spent, including $19.2 million which was spent during the three months ended March 31, 2012. It is anticipated that the UAN expansion will be completed in the first quarter of 2013.

In October 2011, the board of directors of our general partner approved a UAN terminal project that will include the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities that will be located in Phillipsburg, Kansas. The property that this terminal will be constructed on is owned by a subsidiary of CVR Energy, Coffeyville Resources Terminal, LLC, who will operate the terminal. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The expected cost of this project is approximately $2.0 million and completion is expected during the third quarter of 2012.

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

On April 26, 2011, the board of directors of the Partnership’s general partner declared a cash distribution for the first quarter of 2012 to the Partnership’s unitholders of $0.523 per unit. The cash distribution will be paid May 15, 2012 to unitholders of record at the close of business on May 8, 2012.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net cash provided by (used in):
Operating activities	$53.8	$32.1
Investing activities	(22.3)	(1.8)
Financing activities	(42.9)	(1.7)

Net increase (decrease) in cash and cash equivalents	$(11.4)	$28.6

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2012 was $53.8 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $30.2 million which was driven by a strong fertilizer price environment and favorable impacts to working capital. For the three months ended March 31, 2012, trade working capital increased our operating cash flow by $8.3 million and was primarily attributable to an increase in accounts payable of $3.2 million, a decrease in accounts receivable of $3.6 million and a decrease in inventory of $1.5 million. With respect to other working capital for the three months ended March 31, 2012, the primary sources of cash were an increase in deferred revenue of $7.0 million and an increase to accrued expenses and other current liabilities of $1.9 million. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products.

Net cash flows provided by operating activities for the three months ended March 31, 2011 was $32.1 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $16.7 million which was driven by a strong fertilizer price environment, high on-stream factors and favorable impacts to other working capital and trade working capital. With respect to other working capital for the three months ended March 31, 2011, the primary source of cash was an $8.0 million increase in deferred revenue. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. Trade working capital for the three months ended March 31, 2011 decreased our operating cash flow by $6.9 million and was attributable to a decrease in accounts payable of $3.5 million and increases in accounts receivable of $2.4 million and inventory of $1.0 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $22.3 million compared to $1.8 million for the three months ended March 31, 2011. The increase in capital expenditures to $22.3 million for the three months ended March 31, 2012 was primarily UAN expansion related activity.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2012 was $42.9 million, compared to net cash flows used in financing activities for the three months ended March 31, 2011 of $1.7 million. The net cash used in financing activities for three months ended March 31, 2012 was attributable to quarterly cash distributions. For the three months ended March 31, 2011, $1.7 million of the net cash used in financing activities was primarily attributable to the payment of $1.6 million of costs associated with the Initial Public Offering that closed on April 13, 2011 and $0.1 million of financing costs associated with our credit facility.

Capital and Commercial Commitments

We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of March 31, 2012 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following March 31, 2012 and thereafter.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(unaudited) (in millions)
Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$—	$125.0	$—
Operating leases(2)	31.2	4.2	6.0	4.7	4.2	3.8	8.3
Unconditional purchase obligations(3)	59.0	8.8	11.9	6.1	6.2	6.3	19.7
Unconditional purchase obligations with affiliates(4)	259.7	6.6	16.8	17.0	16.5	16.9	185.9
Interest payments(5)	19.5	3.6	4.8	4.9	4.8	1.4	—

Total	$494.4	$23.2	$39.5	$32.7	$31.7	$153.4	$213.9

(1)	We entered into a credit facility in connection with the closing of the Initial Public Offering. The credit facility includes a $125.0 million term loan, which was fully drawn at closing, and a $25.0 million revolving credit facility, which was undrawn at March 31, 2012. The table assumes no amounts are outstanding under the revolving credit facility.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	The amount includes commitments under an electric supply agreement with the city of Coffeyville, Kansas, a product supply agreement with Linde and a pet coke supply agreement with HollyFrontier Corporation. The agreement with HollyFrontier Corporation as an initial term that ends in 2013 and is subject to renewal.

(4)	The amount includes commitments under our long-term pet coke supply agreement with CVR Energy having an initial term that ends in 2027, subject to renewal. The Partnership’s purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

(5)	Interest payments are based on the current interest rate at March 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We adopted this standard as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 2011. In December 2011, FASB issued ASU 2011-11, which deferred the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to again consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. We adopted both standards as of January 1, 2012. The adoption of these standards expanded the condensed consolidated financial statements and footnote disclosures.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. We believe this standard will expand the Partnership’s condensed consolidated financial statement footnote disclosures.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our Annual Report on Form 10-K for the year ended December 31, 2011. No modifications have been made to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the hedged transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

See Note 15 (“Commitments and Contingencies”) to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the property tax litigation contained in “Litigation.”

Item 1A.    Risk Factors

Other than with respect to the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to our Limited Partner Structure and Our Common Units

Our business could be negatively affected as a result of the potential change of control at CVR Energy.

CVR Energy indirectly owns our general partner and approximately 70% of our common units. Consequently, CVR Energy has the right to appoint and replace all of the members of the board of directors of our general partner. In February 2012, Mr. Carl Icahn and related entities, which we refer to as the Icahn Parties, commenced a tender offer to acquire all of the outstanding shares of common stock of CVR Energy. On April 18, 2012, CVR Energy entered into a transaction agreement with the Icahn Parties related to their tender offer for all of CVR Energy’s outstanding common stock. Pursuant to the transaction agreement, the Icahn Parties amended the tender offer and it is currently set to expire as of 11:59 pm on May 4. If 31,661,040 shares of common stock of CVR Energy are tendered into the offer, which, when added to the 12,584,227 shares already owned by the Icahn Parties, represents a majority of CVR Energy’s issued and outstanding shares on a fully diluted basis, the Icahn Parties will complete the offer. They are then required to provide a ten-day subsequent offering period, during which any remaining outstanding shares may be tendered. If either at the end of the offer or the subsequent offering period, the Icahn Parties own 90% or more of the outstanding shares, they will cause a short form merger to be completed, in which all remaining shares will be cancelled in exchange for the offer price and the Icahn Parties will own 100% of the common stock of CVR Energy.

Pursuant to the transaction agreement, upon the closing of the tender offer, seven of CVR Energy’s nine directors will be replaced with persons selected by the Icahn Parties. Upon the completion of the subsequent offering period (or the short form merger, if that occurs first), the remaining two directors will be replaced with persons selected by the Icahn Parties. Except for certain limited actions required to be approved by the two current directors who will remain in place prior to the earlier of the completion of the subsequent offering period or the short form merger, directors selected by the Icahn Parties will control CVR Energy, including all decisions with respect to mergers, acquisitions and the sale of all or a portion of CVR Energy’s assets.

CVR Energy’s current board and management are exploring potential options for the sale of CVR Energy. Pursuant to the transaction agreement, promptly following the completion of the offer, the Icahn Parties have agreed that CVR Energy will initiate, solicit and encourage inquiries into the making of acquisition proposals or offers from third parties to acquire CVR Energy, including by engaging one or more independent, nationally-recognized investment banking companies. Such sale process will continue for a period of sixty (60) days. We refer to this process as the Marketing Period. In the event that any person makes a Qualifying Proposal (as defined below) during the Marketing Period, the Icahn Parties have agreed to support such proposal. A Qualifying Proposal means any proposal, offer or agreement to acquire the stock or assets of CVR Energy, as an entirety, for all-cash consideration that results in each stockholder receiving an amount (after reduction for any applicable withholding or transfer taxes imposed with respect to such amount) that is equal to or exceeds $35.00 per share (subject to standard anti-dilution adjustments), net of any fees paid to any investment banking company engaged by CVR Energy, and that is made by a person that provides reasonable evidence of the financial capacity to fund such transaction. After the Marketing Period ends, the Icahn Parties will be under no obligation to attempt to sell CVR Energy.

We could be adversely affected by these events because, among other things:

•

Perceived uncertainties as to CVR Energy’s and our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•

New directors at CVR Energy may have a different view as to our future direction and CVR Energy’s ownership of our common units may delay or adversely affect our ability to implement our strategic objectives.

CVR Energy provides us with the services of its senior management team as well as accounting, business operations, legal, finance and other key back-office and mid-office personnel pursuant to a services agreement which it can terminate at any time subject to a 180-day notice period. We cannot predict whether CVR Energy will terminate the services agreement and, if so, what the economic effect of termination would be. CVR Energy also has the right under our partnership agreement to sell our general partner at any time to a third party, who would be able to replace our entire board of directors. Finally, CVR Energy currently owns the majority of our common units and a new board of directors at CVR Energy might have a different view as to whether to maintain any or all of the foregoing, which could have a material adverse effect on us. If CVR Energy terminates or violates any of its covenants in any of the intercompany agreements between the Partnership and CVR Energy and its subsidiaries, and such action has resulted or could be reasonably expected to result in a material adverse effect on the Partnership, an event of default would be triggered under our credit facility.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.1**	Assignment and Assumption of Employment Agreement, dated as of January 1, 2012, by and between CVR Energy, Inc. and CVR GP, LLC (incorporated by reference to Exhibit 10.23 of the Form 10-K filed on February 24, 2012).
10.2**	Amended and Restated Employment Agreement, dated as of January 1, 2012, by and between CVR GP, LLC and Kevan A. Vick (incorporated by reference to Exhibit 10.24 of the Form 10-K filed on February 24, 2012).
10.3**	Consulting Agreement, dated January 31, 2012 by and between CVR GP, LLC, CVR Partners, LP, CVR Energy, Inc. and Kevan A. Vick (incorporated by reference to Exhibit 10.25 of the Form 10-K filed on February 24, 2012).
10.4**	Employment Agreement, dated as of December 7, 2011, by and between CVR Energy, Inc. and Frank A. Pici (incorporated by reference to Exhibit 10.36 of the Form 10-K filed by CVR Energy, Inc. on February 29, 2012).
31.1*	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 3, 2012, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statement of Partners’ Capital and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.***

*	Filed herewith.

**	Previously filed.

***	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

May 3, 2012	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

May 3, 2012	By:	/s/ BYRON R. KELLEY
Chief Executive Officer
(Principal Executive Officer)

May 3, 2012	By:	/s/ FRANK A. PICI
Chief Financial Officer
(Principal Executive Officer)