Form 10-Q
period 2012-06-30
CVR PARTNERS, LP
filed 2012-08-02
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended June 30, 2012
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

(281) 207-3200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 73,043,356 common units outstanding at August 1, 2012.

CVR Partners, LP and Subsidiary

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2012

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Quarterly Report on Form 10-Q.

        ammonia—Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

        capacity—Capacity is defined as the throughput a process unit is capable of sustaining, either on a calendar or stream day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as feedstock costs, product values and downstream unit constraints.

        catalyst—A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

        Coffeyville Resources or CRLLC—Coffeyville Resources, LLC, the subsidiary of CVR Energy which directly owns our general partner and 50,920,000 common units, or approximately 70% of our common units.

        common units—Common units representing limited partner interests of CVR Partners, LP.

        corn belt—The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

        CVR Energy—CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI," which indirectly owns our general partner and the common units owned by CRLLC.

        ethanol—A clear, colorless, flammable oxygenated hydrocarbon. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

        farm belt—Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

        feedstocks—Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, which are produced by a refinery.

        general partner—CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources.

        Initial Public Offering—Initial public offering of CVR Partners, LP common units that closed on April 13, 2011.

        MMbtu—One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

        MSCF—One thousand standard cubic feet, a customary gas measurement unit.

        on-stream—Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

        pet coke—Petroleum coke—a coal-like substance that is produced during the refining process.

        plant gate price—The unit price of fertilizer, in dollars per ton, offered on a delivered basis, and excluding shipment costs.

        prepaid sales—Represents customer payments under contracts to guarantee a price and supply of fertilizer in quantities expected to be delivered in the next twelve months. Revenue is not recorded for such sales until the product is considered delivered. Prepaid sales are also referred to as deferred revenue.

        spot market—A market in which commodities are bought and sold for cash and delivered immediately.

        syngas—Synthesized gas—a mixture of gases (largely carbon monoxide and hydrogen) that results from gasifying carbonaceous feedstock such as pet coke.

        Throughput—The volume processed through a unit.

        ton—One ton is equal to 2,000 pounds.

        turnaround—A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

        UAN—UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

        wheat belt—The primary wheat producing region of the United States, which includes Oklahoma, Kansas, North Dakota, South Dakota and Texas.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$196,394	$236,975
Accounts receivable, net of allowance for doubtful accounts of $95 and $76, respectively	4,697	9,322
Inventories	22,658	23,255
Prepaid expenses and other current assets including $551 and $572 from affiliates at June 30, 2012 and December 31, 2011, respectively	2,963	2,311

Total current assets	226,712	271,863
Property, plant, and equipment, net of accumulated depreciation	367,359	341,495
Intangible assets, net	32	36
Goodwill	40,969	40,969
Deferred financing cost, net	2,686	3,164
Other long-term assets, including $1,405 and $1,495 with affiliates at June 30, 2012 and December 31, 2011, respectively	1,945	1,782

Total assets	$639,703	$659,309

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $2,634 and $2,064 due to affiliates at June 30, 2012 and December 31, 2011, respectively	$18,372	$15,869
Personnel accruals, including $862 and $812 with affiliates at June 30, 2012 and December 31, 2011, respectively	2,462	2,744
Deferred revenue	4,371	9,019
Accrued expenses and other current liabilities, including $522 and $549 with affiliates at June 30, 2012 and December 31, 2011, respectively	9,753	14,822

Total current liabilities	34,958	42,454
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $595 and $850 with affiliates at June 30, 2012 and December 31, 2011, respectively	2,601	2,366

Total long-term liabilities	127,601	127,366
Commitments and contingencies
Partners' capital:
Common unitholders, 73,043,356 and 73,030,936 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	480,027	491,876
General partner's interest	1	1
Accumulated other comprehensive loss	(2,884)	(2,388)

Total partners' capital	477,144	489,489

Total liabilities and partners' capital	$639,703	$659,309

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands, except per unit data)
Net sales	$81,431	$80,673	$159,707	$138,050
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)—Affiliates	2,532	2,866	5,522	4,335
Cost of product sold (exclusive of depreciation and amortization)—Third parties	8,193	6,880	17,801	12,902

	10,725	9,746	23,323	17,237

Direct operating expenses (exclusive of depreciation and amortization)—Affiliates	448	155	829	848
Direct operating expenses (exclusive of depreciation and amortization)—Third parties	22,076	22,111	44,532	44,442

	22,524	22,266	45,361	45,290

Insurance recovery—business interruption	—	—	—	(2,870)
Selling, general and administrative expenses (exclusive of depreciation and amortization)—Affiliates	5,218	3,249	9,037	9,647
Selling, general and administrative expenses (exclusive of depreciation and amortization)—Third parties	1,759	1,418	3,917	3,349

	6,977	4,667	12,954	12,996

Depreciation and amortization	5,158	4,648	10,596	9,285

Total operating costs and expenses	45,384	41,327	92,234	81,938

Operating income	36,047	39,346	67,473	56,112
Other income (expense):
Interest expense and other financing costs	(1,020)	(1,238)	(2,223)	(1,238)
Interest income	65	22	98	29
Other income, net	28	86	34	57

Total other income (expense)	(927)	(1,130)	(2,091)	(1,152)

Income before income tax expense	35,120	38,216	65,382	54,960
Income tax expense	32	5	50	15

Net income	$35,088	$38,211	$65,332	$54,945

Net income subsequent to initial public offering (April 13, 2011 through June 30, 2011)		$30,849		$30,849
Net income per common unit—basic(1)	$0.48	$0.42	$0.89	$0.42
Net income per common unit—diluted(1)	$0.48	$0.42	$0.89	$0.42
Weighted-average common units outstanding:
Basic	73,035	73,001	73,033	73,001
Diluted	73,194	73,044	73,195	73,044

(1)
The Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. As a result, the per unit data for the three and six months ended June 30, 2011 is calculated since the closing of the offering on April 13, 2011. See Note 8 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Net income	$35,088	$38,211	$65,332	$54,945
Other comprehensive income (loss):
Change in fair value of interest rate swap	(726)	—	(961)	—
Reclass of gain/loss to income on settlement of interest rate swap	234	—	465	—

Other comprehensive income (loss)	(492)	—	(496)	—

Total comprehensive income	$34,596	$38,211	$64,836	$54,945

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$65,332	$54,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,596	9,285
Allowance for doubtful accounts	(18)	12
Amortization of deferred financing costs	478	211
Loss on disposition of fixed assets	7	631
Share-based compensation—Affiliates	3,792	5,518
Share-based compensation	253	—
Change in assets and liabilities:
Accounts receivable	4,643	(847)
Inventories	597	(2,884)
Insurance receivable	—	(2,870)
Business interruption insurance proceeds	—	2,870
Prepaid expenses and other current assets	(652)	1,836
Other long-term assets	(163)	(1,484)
Accounts payable	646	(3,842)
Deferred revenue	(4,648)	(15,690)
Accrued expenses and other current liabilities	(725)	5,331
Other long-term liabilities	(275)	(2,828)

Net cash provided by operating activities	79,863	50,194

Cash flows from investing activities:
Capital expenditures	(39,218)	(6,047)
Insurance proceeds from UAN reactor rupture	—	225

Net cash used in investing activities	(39,218)	(5,822)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	125,000
Payment of financing costs	—	(4,825)
Distributions to affiliates	(56,572)	(276,677)
Cash distribution to public unitholders—non-affiliates	(24,565)	—
Purchase of managing general partner incentive distribution rights	—	(26,000)
Proceeds from issuances of common units, net of offering costs	—	325,136
Redemption of common units	(89)	—

Net cash provided by (used in) financing activities	(81,226)	142,634

Net increase (decrease) in cash and cash equivalents	(40,581)	187,006
Cash and cash equivalents, beginning of period	236,975	42,745

Cash and cash equivalents, end of period	$196,394	$229,751

Supplemental disclosures:
Cash paid for income taxes	$35	$20
Cash paid for interest, net of capitalized interest of $1,254 and $302 in 2012 and 2011, respectively	$2,103	$387
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(2,766)	$(1,649)

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Common Units Issued	Amount	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	(unaudited) (in thousands, except unit data)
Balance at December 31, 2011	73,030,936	$491,876	$1	$(2,388)	$489,489
Cash distributions to Affiliates	—	(56,572)	—	—	(56,572)
Cash distributions to Public Unitholders	—	(24,565)	—	—	(24,565)
Share-based compensation—Affiliates	—	3,792	—	—	3,792
Share-based compensation	—	253	—	—	253
Issuance of units under LTIP—Affiliates	16,887	—	—	—	—
Redemption of common units	(4,467)	(89)	—	—	(89)
Net income	—	65,332	—	—	65,332
Net gains (losses) on interest rate swaps	—	—	—	(496)	(496)

Balance at June 30, 2012	73,043,356	$480,027	$1	$(2,884)	$477,144

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

  Organization

        CVR Partners, LP (referred to as "CVR Partners" or the "Partnership") is a Delaware limited partnership, formed in June 2007 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiary, "CVR Energy") to own Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), previously a wholly-owned subsidiary of CVR Energy. CRNF is an independent producer and marketer of upgraded nitrogen fertilizer products sold in North America. CRNF operates a dual-train coke gasifier plant that produces high-purity hydrogen, most of which is subsequently converted to ammonia and upgraded to urea ammonium nitrate ("UAN").

        CRNF produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. CRNF's principal products are ammonia and UAN. These products are manufactured at CRNF's facility in Coffeyville, Kansas. CRNF's product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis.

        In October 2007, CVR Energy, through its wholly-owned subsidiary, Coffeyville Resources, LLC ("CRLLC"), transferred CRNF, which operated CRLLC's nitrogen fertilizer business, to the Partnership. The Partnership became the sole member of CRNF. In consideration for CRLLC transferring its nitrogen fertilizer business to the Partnership, (1) CRLLC directly acquired a 0.1% limited partner interest in the Partnership, (2) a wholly-owned subsidiary of CRLLC acquired a 99.9% general partner interest in the Partnership, and (3) CVR GP, LLC ("CVR GP"), then owned by CRLLC, acquired a managing general partner interest and incentive distribution rights ("IDRs") of the Partnership. Immediately prior to CVR Energy's initial public offering, CVR Energy sold the managing general partner interest (together with the IDRs) to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by funds affiliated with Goldman, Sachs & Co. (the "Goldman Sachs Funds") and Kelso & Company, L.P. (the "Kelso Funds") and members of CVR Energy's management team, for its fair market value on the date of sale. CVR Energy initially indirectly owned all of the interests in the Partnership (other than the managing general partner interest and the IDRs) and initially was entitled to all cash distributed by the Partnership.

  Initial Public Offering of CVR Partners, LP

        On April 13, 2011, CVR Partners completed its initial public offering (the "Initial Public Offering") of 22,080,000 common units priced at $16.00 per unit (such amount includes common units issued pursuant to the exercise of the underwriters' over-allotment option). The common units trade on the New York Stock Exchange under the symbol "UAN."

        The net proceeds to CVR Partners from the Initial Public Offering (including the net proceeds from the exercise of the underwriters' over-allotment option) were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership's obligation to reimburse CRLLC for certain capital expenditures CRLLC made with respect to the nitrogen fertilizer business prior to October 24, 2007; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

subsequently extinguish) the IDRs owned by the general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from the new credit facility and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund the continuation of the UAN expansion at the nitrogen fertilizer plant.

        Immediately prior to the closing of the Initial Public Offering, the Partnership distributed approximately $54.0 million of cash on hand to CRLLC. In connection with the Initial Public Offering, the Partnership's special LP units were converted into common units, the Partnership's special GP units were converted into common units, and the Partnership's special general partner was merged with and into CRLLC, with CRLLC continuing as the surviving entity. Additionally, in conjunction with CVR GP selling its IDRs to the Partnership, which were then extinguished, CALLC III sold CVR GP to CRLLC for a nominal amount.

  Registration Statement

        The Partnership filed a registration statement with the Securities and Exchange Commission (the "SEC") on March 6, 2012, as amended on April 2, 2012, in which CRLLC planned to offer up to 11.5 million common units representing limited partner interests of the Partnership. On May 15, 2012, the Partnership withdrew the registration statement.

  CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC (the "Offeror"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises") and certain other affiliates of Icahn Enterprises, and Carl C. Icahn (collectively with the Offeror, the "Offeror Parties"). Pursuant to the Transaction Agreement, the Offeror offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "Shares") for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each Share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        On May 7, 2012, Offeror Parties announced that control of CVR Energy had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, the Offeror owned approximately 82.0% of the Shares of CVR Energy as of June 30, 2012.

        Pursuant to the Transaction Agreement, for a period of 60 days CVR Energy solicited proposals or offers from third parties to acquire CVR Energy. The 60 day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

  Operation of Partnership

        Subsequent to the closing of the Initial Public Offering, common units held by public security holders represented approximately 30% of all outstanding limited partner interests and CRLLC held common units approximating 70% of all outstanding limited partner interests.

        The general partner manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

        The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. In October 2007, the Partnership's partners at that time entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. See Note 16 ("Related Party Transactions") for further discussion. In connection with the Initial Public Offering, certain of these agreements, including the amended and restated limited partnership agreement, were amended and/or restated. Additionally, in connection with the Initial Public Offering, the Partnership and CRNF were released from their obligations as guarantors under CRLLC's asset-backed revolving credit facility ("ABL credit facility") and the indentures which govern CRLLC's senior secured notes, as described further in Note 17 ("Commitments and Contingencies") of the Annual Report on Form 10-K for the year ended December 31, 2011.

(2) Basis of Presentation

        The accompanying condensed consolidated financial statements of CVR Partners are comprised of the operations of CRNF's nitrogen fertilizer business. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the SEC, including Article 3 of Regulation S-X, "General Instructions as to Consolidated Financial Statements."

        The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy incurred on behalf of the Partnership. These related party transactions are governed by the amended and restated services agreement originally entered into in October 2007. See Note 16 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

        In the opinion of the Partnership's management, the accompanying unaudited condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of June 30, 2012 and December 31, 2011, the results of operations of the Partnership for the three and six months ended June 30, 2012 and 2011, comprehensive income for the three and six months ended June 30, 2012 and 2011, the cash flows of

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(2) Basis of Presentation (Continued)

the Partnership for the six months ended June 30, 2012 and 2011, and the changes in partners' capital for the Partnership for the six month period ended June 30, 2012.

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

        The Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. Per unit data for the three and six months ended June 30, 2011 is calculated since the closing of the Partnership's offering on April 13, 2011.

        The Partnership has evaluated subsequent events that would require an adjustment to the Partnership's condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements.

(3) Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011. The Partnership adopted this standard on January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended former comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Partnership must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. In December 2011, FASB deferred the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to again consider whether to present reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. The Partnership adopted this standard on January 1, 2012. The adoption of this standard expanded the Partnership's condensed consolidated financial statements and footnote disclosures.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(3) Recent Accounting Pronouncements (Continued)

        In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities("ASU 2011-11"), which requires new disclosure standards to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. ASU 2011-11 will be effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. The Partnership believes this standard will expand its condensed consolidated financial statement footnote disclosures.

(4) Share-Based Compensation

        Certain employees of CRNF and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy are participants in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin, or SAB Topic 1-B "Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity" and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to CVR Partners. For employees covered by the services agreement with CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of CVR Energy's share-based compensation and all expense amounts are reflected as an increase or decrease to Partners' Capital.

        Prior to its initial public offering, CVR Energy was owned by Coffeyville Acquisition LLC ("CALLC"), which was principally owned by the Goldman Sachs Funds, the Kelso Funds and members of CVR Energy's management team. In connection with CVR Energy's initial public offering, CALLC was split into two entities: CALLC and Coffeyville Acquisition II LLC ("CALLC II"). In connection with this split, management's equity interest in CALLC, including both their common units and non-voting override units, were split so that half of management's equity interest was in CALLC and half was in CALLC II.

        In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy's common stock, pursuant to a registered public offering. In May 2011, CALLC sold into the public market 7,988,179 shares of CVR Energy, pursuant to a registered public offering.

        As a result, CALLC and CALLC II are no longer stockholders of CVR Energy. Subsequent to CALLC's and CALLC II's divestiture of ownership interest in CVR Energy, no additional share-based compensation expense will be incurred with respect to override units and phantom units after each respective divestiture date. The final fair values of the override units of CALLC and CALLC II were derived based upon the values resulting from the proceeds received associated with each entity's respective divestiture of its ownership in CVR Energy. These values were utilized to determine the related compensation expense for the unvested units.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

        The final fair values of the CALLC and CALLC II override units were derived based upon the values resulting from the proceeds received associated with CALLC and CALLC II's divestitures of their remaining shares of CVR Energy and attributable to the unvested units on the associated dates.

        The final fair value of the CALLC III override units was derived based upon the value resulting from the proceeds received by the managing GP upon the purchase of the IDR's by the Partnership. These proceeds were subsequently distributed to the owners of CALLC III which included the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. Subsequent to June 30, 2011, no additional share-based compensation will be incurred with respect to override units of CALLC III due to the complete distribution of the proceeds received by the managing GP prior to July 1, 2011. For the three and six months ended June 30, 2011, the estimated fair value of the override units of CALLC III was determined using a probability-weighted expected return method which utilized CALLC III's cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

        The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

Award Type	Benchmark Value (per Unit)	Original Awards Issued	Grant Date	Compensation Expense Increase (Decrease) for the Three Months Ended June 30, 2011	Compensation Expense Increase (Decrease) for the Six Months Ended June 30, 2011
				(in thousands)
Override Value Units(a)	$11.31	1,839,265	June 2005	$17	$1,495
Override Value Units(b)	$34.72	144,966	December 2006	(9)	225
Override Units(c)	$10.00	642,219	February 2008	58	143

			Total	$66	$1,863

        Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR GP and the distribution to CALLC III, there is no associated unrecognized compensation expense as of June 30, 2012.

  Phantom Unit Plans

        CVR Energy, through CRLLC, has two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees and service providers were awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points had rights to receive distributions when holders of override operating units receive distributions. Holders of performance phantom points had rights to receive distributions when CALLC and CALLC II holders of override value units received distributions. Compensation expense for the three months ended June 30, 2012 and 2011 related to the Phantom Unit Plans was approximately $0.0 and $(0.1) million, respectively. Compensation expense for the six months ended June 30, 2012 and 2011 related to the Phantom Unit Plans was approximately $0.0 and $2.0 million, respectively. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II in 2011, there is no unrecognized compensation expense associated with the Phantom Unit Plans at June 30, 2012.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

  Long-Term Incentive Plan—CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2012, only restricted shares of CVR Energy common stock and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CRNF) employees, officers, consultants and directors.

  Restricted Shares

        Through the CVR Energy LTIP, shares of restricted common stock have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, are valued at the closing market price of CVR Energy's common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the common stock. These shares generally vest over a three-year period.

        The Transaction Agreement, as discussed in Note 1, triggered a modification to the treatment of outstanding restricted stock awards pursuant to the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted stock awards that vest in 2012 will vest in accordance with the current vesting terms, but upon vesting will be converted to a cash award in which the recipient will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive a cash award equal to the lesser of the offer price or the appraised value of the shares at the time of vesting. As a result of the modification, additional share-based compensation of $1.9 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2012, there was approximately $3.0 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals whom, as of June 30, 2012, compensation expense has been allocated to the Partnership.

        Compensation expense recorded for the three months ended June 30, 2012 and 2011, related to the restricted shares, was approximately $2.4 million and $0.7 million, respectively. Compensation expense recorded for the six months ended June 30, 2012 and 2011, related to the restricted shares, was approximately $3.0 million and $1.3 million, respectively.

  Long-Term Incentive Plan—CVR Partners

        In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

eligible to receive awards under the CVR Partners LTIP include CVR Partners', its subsidiaries' and its parent's employees, officers, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

        Through CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards made to employees of CRNF are valued on the grant date and amortized over the vesting period. These units generally vest over a three year period. As of June 30, 2012, there was approximately $2.2 million of total unrecognized compensation cost related to the units to be recognized over a weighted-average period of two years. Compensation expense recorded for the three months ended June 30, 2012 and 2011 related to the units was approximately $0.4 million and $0.3 million, respectively. Compensation expense recorded for the six months ended June 30, 2012 and 2011 related to the units was approximately $1.1 million and $0.3 million, respectively.

        A summary of the Partnership's unit activity during the six months ended June 30, 2012 is presented below:

	Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	164,571	$22.99
Granted	—	—
Vested	(16,887)	19.74
Forfeited	—	—

Non-vested at June 30, 2012	147,684	$23.36

(5) Inventories

        Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

        Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$6,065	$6,130
Raw materials and precious metals	4,384	4,578
Parts and supplies	12,209	12,547

	$22,658	$23,255

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(6) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Land and improvements	$2,611	$2,563
Buildings	815	815
Machinery and equipment	398,361	397,433
Automotive equipment	391	391
Furniture and fixtures	258	261
Railcars	2,496	2,496
Construction in progress	86,877	51,410

	$491,809	$455,369
Accumulated depreciation	124,450	113,874

Total net, property, plant and equipment	$367,359	$341,495

        Capitalized interest recognized as a reduction of interest expense for the three months ended June 30, 2012 and 2011 totaled approximately $0.7 million and $0.3 million, respectively. Capitalized interest recognized as a reduction of interest expense for the six months ended June 30, 2012 and 2011 totaled approximately $1.3 million and $0.3 million, respectively.

(7) Partners' Capital and Partnership Distributions

        In connection with the Initial Public Offering that closed on April 13, 2011, the Partnership's special LP units were converted into common units, the Partnership's special GP units were converted into common units, and the Partnership's special general partner was merged with and into CRLLC, with CRLLC continuing as the surviving entity. In addition, CVR GP sold its IDRs to the Partnership and the IDRs were extinguished, and CALLC III sold CVR GP to CRLLC. Following the Initial Public Offering, the Partnership has two types of partnership interests outstanding:

  •
  common units; and

  •
  a general partner interest, which is not entitled to any distributions, and which is held by CVR GP, the general partner.

        At June 30, 2012, the Partnership had a total of 73,043,356 common units issued and outstanding, of which 50,920,000 common units were owned by CRLLC, representing approximately 70% of the total Partnership units outstanding.

        The board of directors of the general partner has adopted a policy pursuant to which the Partnership will distribute all of the available cash it generates each quarter. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 45 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter will generally equal the Partnership's cash flow from operations for the quarter, less cash needed for maintenance

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(7) Partners' Capital and Partnership Distributions (Continued)

capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate. The Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales.

        During the three and six month periods ended June 30, 2012, the Partnership paid cash distributions to the unitholders of approximately $38.2 million and $81.1 million, respectively, representing a $0.588 per unit distribution for the quarter ended December 31, 2011, and a $0.523 per unit distribution for the quarter ended March 31, 2012. See Note 18 ("Subsequent Events") concerning distributions declared on July 26, 2012 for the three month period ended June 30, 2012.

(8) Net Income Per Common Unit

        The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest.

        Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, gives effect to phantom units and unvested common units granted under the CVR Partners LTIP. The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

        The following table illustrates the Partnership's calculation of net income per common unit (in thousands, except per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income(1)	$35,088	$30,849	$65,332	$30,849

Net income per common unit, basic	$0.48	$0.42	$0.89	$0.42

Net income per common unit, diluted	$0.48	$0.42	$0.89	$0.42

Weighted-average common units outstanding, basic	73,035	73,001	73,033	73,001

Weighted-average common units outstanding, diluted	73,194	73,044	73,195	73,044

(1)
The Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. Per unit data for the three and six months ended June 30, 2011 is calculated since the closing of the Partnership's offering on April 13, 2011.

(9) Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. For the three and six months ended June 30, 2012, there was $25,000 and $50,000, respectively, in depreciation expense incurred related to the cost of product sold.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(9) Cost Classifications (Continued)

There was no amount of depreciation related to the cost of product sold expense incurred for the three and six months ended June 30, 2011.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $5.1 million and $4.6 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, direct operating expenses exclude depreciation and amortization of approximately $10.5 million and $9.3 million, respectively.

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal, treasury, accounting, marketing, human resources and the cost of maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization, amounts which are nominal for all of the periods presented.

(10) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Property taxes	$7,137	$7,025
Capital asset and dismantling obligation	—	4,187
Other current liabilities (interest rate swap)	927	905
Accrued interest	524	885
Other accrued expenses and liabilities(1)	1,165	1,820

	$9,753	$14,822

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a related party, under the feedstock and shared services agreement. See Note 16 ("Related Party Transactions") for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(11) Nitrogen Fertilizer Incident

        On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at the nitrogen fertilizer facility were

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(11) Nitrogen Fertilizer Incident (Continued)

immediately shut down. No one was injured in the incident. Repairs to the facility as a result of the rupture were substantially complete as of December 31, 2010.

        Total gross costs incurred as of June 30, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. Approximately $0.0 and $0.2 million of these costs were recognized during the three months ended June 30, 2012 and 2011, respectively. Approximately $0.1 million and $0.6 million of these costs were recognized during the six months ended June 30, 2012 and 2011, respectively. The repairs and maintenance costs incurred are included in direct operating expenses (exclusive of depreciation and amortization). Of the gross costs incurred, approximately $4.5 million was capitalized in 2010, approximately $0.1 million was capitalized in 2011 and approximately $0.1 million was capitalized in 2012.

        As of June 30, 2012, approximately $7.0 million of insurance proceeds have been received under the property damage insurance related to this incident. This amount was received prior to December 31, 2011. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization) when received.

        The insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs the Partnership has incurred relating to the damage and losses suffered for business interruption. This coverage, however, only applies to losses incurred after a business interruption of 45 days. Partial business interruption claims were filed during 2011 resulting in receipt of proceeds totalling $3.4 million for the year ended December 31, 2011. Of this amount, $2.9 million was reported for the six months ended June 30, 2011. The proceeds associated with the business interruption claim are included on the Consolidated Statements of Operations under Insurance recovery—business interruption.

(12) Credit Facility

        Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at June 30, 2012. There is no scheduled amortization and the credit facility matures in April 2016. The revolving credit facility will be used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership. The Partnership, upon the closing of the credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering.

        Borrowings under the credit facility bear interest at either a Eurodollar rate or a base rate plus in either case a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the credit facility ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. Currently, the interest rate is either the Eurodollar rate plus a margin of 3.5% or, for base rate loans, the prime rate plus 2.5%. Under its terms, the lenders under

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(12) Credit Facility (Continued)

the credit facility were granted a perfected, first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

        The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, and the Partnership's ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility.

        As of June 30, 2012, CRNF was in compliance with the covenants contained in the credit facility.

        In connection with the credit facility, the Partnership incurred lender and other third-party costs of approximately $4.8 million. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

(13) Interest Rate Swap

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. See Note 12 ("Credit Facility"). The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At June 30, 2012, the effective rate was approximately 4.60%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the unrealized gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The realized loss on the interest rate swap re-classed from AOCI into interest expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2012.

CVR Partners, LP and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(14) Income Taxes

        CVR Partners is treated as a partnership for U.S. federal income tax purposes. Generally, each common unitholder is required to take into account its respective share of CVR Partners' income, gains, loss and deductions. The Partnership is not subject to income taxes, except for a franchise tax in the state of Texas. The income tax liability of the common unitholders is not reflected in the condensed consolidated financial statements of the Partnership.

(15) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for the Partnership's operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Six months ending December 31, 2012	$2,909	$10,754
Year ending December 31, 2013	6,037	28,844
Year ending December 31, 2014	4,678	23,192
Year ending December 31, 2015	4,200	22,745
Year ending December 31, 2016	3,812	23,279
Thereafter	8,206	205,876

	$29,842	$314,690

(1)
The Partnership's purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

        CRNF leases various equipment and facilities, including railcars, under long-term operating leases which expire on various dates. Lease expense for the three months ended June 30, 2012 and 2011 totaled approximately $1.1 million and $1.0 million, respectively. Lease expense for the six months ended June 30, 2012 and 2011 totaled approximately $2.1 million and $2.0 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, the Partnership has long-term commitments to purchase raw materials, electricity and storage and handling services.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

  Litigation

        From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. Management believes the Partnership has accrued for losses for which it may ultimately be responsible. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters are accurate.

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first six months of 2012. This property tax expense is reflected as a direct operating expense in the financial results. In January 2012 COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and then filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on the results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

  Environmental, Health, and Safety ("EHS") Matters

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

        CRNF owns and operates a facility utilized for the manufacture of nitrogen fertilizers. Therefore, CRNF has exposure to potential EHS liabilities related to past and present EHS conditions at this location.

        From time to time, the United States Environmental Protection Agency ("EPA") has conducted inspections and issued information requests to CRNF with respect to CRNF's compliance with the Clean Air Act's "Risk Management Program" and the release reporting requirements under the Comprehensive Environmental Response, Compensation, and Liability Act and the Emergency Planning and Community Right-to-Know Act. These previous investigations have resulted in the issuance of preliminary findings regarding CRNF's compliance status. In the fourth quarter of 2010, following CRNF's reported release of ammonia from its cooling water system and the rupture of its UAN vessel (which released ammonia and other regulated substances) the EPA conducted its most recent inspection and issued an additional request for information to CRNF. The EPA has not made any formal claims against CRNF and CRNF has not accrued for any liability associated with the investigations or releases.

        Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.

        EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures for the three months ended June 30, 2012 and 2011 were approximately $33,000 and $27,000, respectively. Capital expenditures for the six months ended June 30, 2012 and 2011 were approximately $0.2 million and $0.2 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

(16) Related Party Transactions

  Registration Rights Agreement

        The Partnership filed a registration statement with the SEC on March 6, 2012, as amended April 2, 2012, in which CRLLC planned to offer up to 11.5 million common units representing limited partner interests of the Partnership. On May 15, 2012, the Partnership withdrew the registration statement. For the three and six months ended June 30, 2012, the Partnership recognized approximately $0.1 million and $0.7 million, respectively, in expenses related to this registration statement for the benefit of CRLLC in accordance with CVR Partners' Registration Rights Agreement. These amounts included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of the registration statement.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

  Related Party Agreements

        In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the Initial Public Offering. The agreements are described as in effect at June 30, 2012. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Condensed Consolidated Balance Sheets.

  Feedstock and Shared Services Agreement

        CRNF entered into a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock agreement, CRNF and CRRM have the obligation to transfer excess hydrogen (hydrogen determined not to be needed to meet the current anticipated operational requirements of the facility transferring the hydrogen) to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended June 30, 2012 and 2011, the net sales generated from the sale of hydrogen to CRRM were approximately $0.0 and $6.1 million, respectively. For the six months ended June 30, 2012 and 2011, the net sales generated from the sale of hydrogen to CRRM were approximately $5.7 million and $6.1 million, respectively. For the three months ended June 30, 2012 and 2011, CVR Partners also recognized $0.1 million and $0.0 of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery, respectively. For the six months ended June 30, 2012 and 2011, CVR Partners also recognized $0.1 million and $0.7 million of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery, respectively. At June 30, 2012 and December 31, 2011, there were approximately $0.0 and $0.1 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended June 30, 2012 and 2011 were approximately $(9,000) and $(35,000), respectively, related to high-pressure steam. Net reimbursed or (paid) direct operating expenses recorded during the six months ended June 30, 2012 and 2011 were approximately $(44,000) and $(211,000), respectively,

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

related to high-pressure steam. Reimbursements or paid amounts for each period on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended June 30, 2012 and 2011, were approximately $0.4 million and $0.3 million, respectively. Reimbursed direct operating expenses associated with nitrogen for the six months ended June 30, 2012 and 2011, were approximately $0.9 million and $0.7 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.

        The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended June 30, 2012 and 2011, there were net sales of approximately $8,000 and $39,000 generated from the sale of tail gas to CRRM. For the six months ended June 30, 2012 and 2011, there were net sales of approximately $34,000 and $39,000, respectively, generated from the sale of tail gas to CRRM.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and to provide an additional 15% to cover the cost of capital in the fourth year. At June 30, 2012, there was an asset of approximately $0.2 million included in other current assets, approximately $1.4 million included in other non-current assets, an offset liability of approximately $0.5 million in other current liabilities and approximately $0.6 million of other non-current liabilities in the Condensed Consolidated Balance Sheet.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.0 and $0.1 million was reimbursed by CRRM for the use of tank capacity for the three months ended June 30, 2012 and June 30, 2011, respectively. Approximately $0.1 million and $0.1 million was reimbursed by CRRM for the use of tank capacity for the six months ended June 30, 2012 and June 30, 2011, respectively. This reimbursement was recorded as a reduction to direct operating expenses.

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

        At June 30, 2012 and December 31, 2011, receivables of $0.1 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

Sheets associated with amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales. At June 30, 2012 and December 31, 2011, payables of $0.2 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.

  Coke Supply Agreement

        CRNF entered into a coke supply agreement with CRRM pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to the Partnership during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise this option, CRRM may sell the excess to a third party.

        CRNF obtains most (over 70% on average during the last five years) of the pet coke it needs from CRRM's adjacent crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder on the open market. The price CRNF pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton. The pet coke price index refers to a global petroleum publication that contains regional pricing information.

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

        Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $2.3 million and $2.9 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $5.2 million and $3.6 million, respectively. Payables of $0.8 million and $1.0 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

  Terminal Operating and Lease Agreement

        On May 4, 2012, CRNF entered into an operating and lease agreement with Coffeyville Resources Terminal, LLC ("CRT"), pursuant to which CRNF leases certain premises from CRT located at Phillipsburg, Kansas to be utilized as a UAN terminal. CRT also operates the terminal on behalf of CRNF. The agreement has an initial term of 20 years and will automatically be extended for successive five year renewal periods; provided, CRNF may terminate the agreement at any time by providing 180 days' prior written notice. CRNF pays CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal.

  Railcar Lease Agreement

        Since March 2009, the Partnership has leased 200 railcars from American Railcar Leasing LLC, a company controlled by Mr. Carl Icahn, CVR Energy's majority stockholder. The agreement is scheduled to expire on March 31, 2014. For the three and six months ended June 30, 2012, $0.3 million and $0.5 million, respectively, of rent expense was recorded related to this agreement and is included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations.

  Lease Agreement

        CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the three months ended June 30, 2012 and 2011, expense incurred related to the use of the office and laboratory space totalled approximately $26,000 and $27,000, respectively. For the six months ended June 30, 2012 and 2011, expense incurred related to the use of the office and laboratory space totalled approximately $52,000 and $51,000, respectively. There were no unpaid amounts with respect to the lease agreement as of June 30, 2012 and December 31, 2011, respectively.

  Environmental Agreement

        CRNF entered into an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville, Kansas refinery and the nitrogen fertilizer plant. Generally, both CRNF and CRRM have agreed to indemnify and defend each other and each other's affiliates against liabilities associated with certain hazardous materials and violations of environmental laws that are a result of or caused by the indemnifying party's actions or business operations. This obligation extends to indemnification for liabilities arising out of off-site disposal of certain hazardous materials. Indemnification obligations of the parties will be reduced by applicable amounts recovered by an indemnified party from third parties or from insurance coverage.

        The agreement provides for indemnification in the case of contamination or releases of hazardous materials that were present but unknown at the time the agreement was entered into to the extent such

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

contamination or releases are identified in reasonable detail through October 2012. The agreement further provides for indemnification in the case of contamination or releases which occur subsequent to the execution of the agreement.

        The term of the agreement is for at least 20 years, or for so long as the feedstock and shared services agreement is in force, whichever is longer.

  Services Agreement

        CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy. Under this agreement, the Partnership's general partner has engaged CVR Energy to conduct a substantial portion of its day-to-day business operations. CVR Energy provides CVR Partners with the following services under the agreement, among others:

  •
  services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement shall serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Energy agree otherwise;

  •
  administrative and professional services, including legal, accounting services, human resources, insurance, tax, credit, finance, government affairs and regulatory affairs;

  •
  management of the Partnership's property and the property of its operating subsidiary in the ordinary course of business;

  •
  recommendations on capital raising activities to the board of directors of the Partnership's general partner, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

  •
  managing or overseeing litigation and administrative or regulatory proceedings, and establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;

  •
  recommending the payment of distributions; and

  •
  managing or providing advice for other projects, including acquisitions, as may be agreed by CVR Energy and the Partnership's general partner from time to time.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.

        Either CVR Energy or the Partnership's general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice and either CVR Energy or the Partnership's general partner may terminate the agreement upon at least 180 days', but not more than one year's notice. Furthermore, the Partnership's general partner may terminate the agreement immediately if CVR Energy becomes bankrupt or dissolves or commences liquidation or winding-up procedures.

        In order to facilitate the carrying out of services under the agreement, CVR Partners and CVR Energy have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another's intellectual property under certain circumstances.

        Net amounts incurred under the services agreement for the three months ended June 30, 2012 and 2011 were approximately $2.5 million and $2.7 million, respectively. Of these charges approximately $1.8 million and $2.2 million, respectively, were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $0.7 million and $0.4 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the six months ended June 30, 2012 and 2011 were approximately $5.0 million and $5.3 million, respectively. Of these charges approximately $3.5 million and $4.4 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $1.5 million and $1.0 million, respectively, were included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $0.8 million and $1.4 million, respectively, for the three months ended June 30, 2012 and 2011. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $1.6 million and $2.7 million, respectively, for the six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, payables of $1.6 million and $0.7 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

  GP Services Agreement

        The Partnership is party to a GP Services Agreement dated November 29, 2011 between the Partnership, CVR GP and CVR Energy. This agreement allows CVR Energy to engage CVR GP, in its capacity as the Partnership's general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership's general partner and CVR Energy from time to time. As payment for services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the employment of the Partnership's employees who provide CVR Energy services on a part-time basis, as determined by the Partnership's general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. Pursuant to this GP Services

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

Agreement, one of the Partnership's executive officers has performed business development services for CVR Energy from time to time.

        CVR Energy is not required to pay any compensation, salaries, bonuses or benefits to any of the Partnership's general partner's employees who provide services to CVR Energy on a full-time or part-time basis; the Partnership will continue to pay their compensation.

        Either CVR Energy or the Partnership's general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. The Partnership's general partner also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve the Partnership's general partner from its obligations under the agreement. Either CVR Energy or the Partnership's general partner may terminate the agreement upon at least 180 days', but not more than one year's, notice. Furthermore, CVR Energy may terminate the agreement immediately if the Partnership, or its general partner, become bankrupt, or dissolve and commence liquidation or winding-up.

  Limited Partnership Agreement

        In connection with the Initial Public Offering, CVR GP and CRLLC entered into the second amended and restated agreement of limited partnership of the Partnership, dated April 13, 2011.

        The Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. CRLLC has the right to select the directors of the general partner. Actions by the general partner that are made in its individual capacity are made by CRLLC as the sole member of the general partner and not by its board of directors. The members of the board of directors of the general partner are not elected by the unitholders and are not subject to re-election on a regular basis by the unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership's business.

        The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership incurred for the three months ended June 30, 2012 and 2011 approximately $1.0 million and $0.1 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the six months ended June 30, 2012 and 2011, approximately $1.9 million and $0.1 million were incurred related to amounts due for reimbursement, respectively. At June 30, 2012 and December 31, 2011, payables of $0.9 million and $0.8 million, respectively, were included in personnel accruals related to personnel costs on the Condensed Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

  Distributions to CRLLC

        The Partnership distributed $26.6 million and $56.6 million to CRLLC during the three and six months ended June 30, 2012, respectively, as regular distributions on CRLLC's ownership of common units. The Partnership made cash distributions of approximately $276.7 million to CRLLC prior to and at the time of the Partnership's Initial Public Offering.

(17) Fair Value of Financial Instruments

        The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to the immediate short—term maturity of these financial instruments. The carrying value of the Partnership's debt approximates fair value.

        The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of the Partnerships' assets and liabilities that fall under the scope of ASC 825, Financial Instruments (ASC825).

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

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$160,121	$—	$—	$160,121
Other current assets (marketable securities)	—	—	—	—

Total Assets	$160,121	$—	$—	$160,121
Other current liabilities (interest rate swap)	$—	$927	$—	$927
Other long-term liabilities (interest rate swap)	$—	$1,957	$—	$1,957

Total Liabilities	$—	$2,884	$—	$2,884

Accumulated other comprehensive loss (interest rate swap)	$—	$2,884	$—	$2,884

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(unaudited)

(17) Fair Value of Financial Instruments (Continued)

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

        As of June 30, 2012 and December 31, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership's money market accounts and derivative instruments. The carrying value of the Partnership's debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 13 "Interest Rate Swap"). The Partnership had no transfers of assets or liabilities between any of the above levels during the three and six months ended June 30, 2012.

        The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

(18) Subsequent Events

  Distribution

        On July 26 2012, the Board of Directors of the Partnership's general partner declared a cash distribution for the second quarter of 2012 to the Partnership's unitholders of $0.60 per unit. The cash distribution will be paid on August 14, 2012 to unitholders of record at the close of business on August 7, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the Securities and Exchange Commission ("SEC") on February 23, 2012. Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

        This Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

  •
  statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

  •
  statements relating to future financial performance, future capital sources and other matters; and

  •
  any other statements preceded by, followed by or that include the words "anticipates," "believes," "expects," "plans," "intends," "estimates," "projects," "could," "should," "may," or similar expressions.

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. Such factors include, among others:

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

  •
  our reliance on CVR Energy's senior management team and conflicts of interest they face operating both us and CVR Energy;

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

Partnership Overview

Overview

        We are a Delaware limited partnership formed by CVR Energy, Inc. to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Energy's refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Our facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate that has historically commanded a premium price over ammonia. In 2011, we produced 411,189 tons of ammonia, of which approximately 72% was upgraded into 714,130 tons of UAN. For the three and six months ended June 30, 2012, we produced 108,898 and 198,178 tons of ammonia, respectively, of which approximately 68% and 70%, respectively, was upgraded into 180,024 and 334,603 tons of UAN, respectively.

        We are expanding our existing asset base and utilizing the experience of our and CVR Energy's management teams to execute our growth strategy, which includes expanding production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50%, per year, is underway which is anticipated to be completed by January 1, 2013. CVR Energy, a New York Stock Exchange listed company, which indirectly owns our general partner and approximately 70% of our outstanding common units, currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma, and ancillary businesses.

        The primary raw material feedstock used in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been significantly less expensive than natural gas on a per ton of fertilizer produced basis, and pet coke prices have been more stable when compared to natural gas prices. We currently purchase most of our pet coke from CVR Energy pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke utilized by our plant was produced and supplied by CVR Energy's crude oil refinery.

Initial Public Offering

        On April 13, 2011, we completed our Initial Public Offering, pursuant to which 22,080,000 common units, representing approximately 30% of limited partner interest in the Partnership, were sold to the public at a price of $16.00 per common unit. The net proceeds to CVR Partners from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership's obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the incentive distribution rights, or IDRs, owned by our general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund our UAN expansion.

Registration Statement

        The Partnership filed a registration statement with the SEC on March 6, 2012, as amended on April 2, 2012, in which CRLLC planned to offer up to 11.5 million common units representing limited partner interests of the Partnership. On May 15, 2012, the Partnership withdrew the registration statement.

CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC (the "Offeror"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises") and certain other affiliates of Icahn Enterprises, and Carl C. Icahn (collectively with the Offeror, the "Offeror Parties"). Pursuant to the Transaction Agreement, the Offeror offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "Shares") for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each Share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        On May 7, 2012, Offeror Parties announced that control of CVR Energy had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, the Offeror owned approximately 82.0% of the Shares of CVR Energy as of June 30, 2012.

        Pursuant to the Transaction Agreement, for a period of 60 days CVR Energy solicited proposals or offers from third parties to acquire CVR Energy. The 60 day period began on May 24, 2012 and ended on July 23, 2012 without any qualifying offers.

Major Influences on Results of Operations

        Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Unlike our competitors, we do not use natural gas as a feedstock and use a minimal amount of natural gas as an energy source in our operations. As a result, volatile swings in natural gas prices have a minimal impact on our results of operations. Instead, CVR Energy's adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a long-term pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets.

        Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors' facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

        Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. This pricing and volatility has a direct impact on our competitors' cost of producing nitrogen fertilizer. Over the last year, natural gas prices have significantly decreased.

        In order to assess our operating performance, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

        We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2011, approximately 56% of the corn planted in the United States was grown within a $40/UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors' revenues is derived from the lower margin industrial market. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad and we currently do not incur any significant intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $25 per ton over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three and six months ended June 30, 2012, we upgraded approximately 68% and 70%, respectively, of our ammonia production into UAN, a product that presently generates a greater value than ammonia. During 2011, we upgraded approximately 72% of our ammonia production into UAN. UAN production is a major contributor to our profitability.

        The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 87% of direct operating expenses over the 24 months ended December 31, 2011.

        Our largest raw material expense is pet coke, which we purchase from CRRM and third parties. For the three months ended June 30, 2012 and 2011, we spent approximately $4.1 million and $4.1 million, respectively, for pet coke, which equaled an average cost per ton of $31 and $30, respectively. For the six months ended June 30, 2012 and 2011, we spent approximately $9.1 million and $6.0 million, respectively, for pet coke, which equaled an average cost per ton of $36 and $23, respectively. If pet coke prices rise substantially in the future, we may be unable to increase our prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by our competitors, and not pet coke prices.

        Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround generally lasts between 13 and 15 days each turnaround year and costs approximately $3 million to $5 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2010, at a cost of approximately $3.5 million, and the next turnaround is currently scheduled for the fourth quarter of this year. In connection with the 2010 turnaround, the nitrogen fertilizer business also wrote-off approximately $1.4 million of fixed assets.

Factors Affecting Comparability of Our Financial Results

        Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

2012 Turnaround

        Our nitrogen fertilizer plant undergoes a planned maintenance turnaround every two years. Turnarounds are a standard procedure that involves a planned shutdown and inspection of our major processing units in order to refurbish, repair and maintain our units as needed. Turnarounds are required to mitigate other unplanned shutdowns that could greatly impact operations if a diligent planned maintenance does not occur as needed. Turnaround expenses are expensed when incurred in direct operating expenses. Operating income is impacted negatively by both the expenses associated with the scheduled turnaround and the lost revenue we would have generated had the nitrogen fertilizer plant not been shut down. Turnaround costs generally approximate $3.0 million to $5.0 million per turnaround. During the fourth quarter of 2012, we plan to complete a turnaround of the nitrogen fertilizer plant. We estimate that the 2012 turnaround expense will approximate $5.0 million. The turnaround is expected to last between 16 and 18 days and will have a significant unfavorable impact to our revenue for the fourth quarter of 2012. The expected turnaround period for 2012 has been extended two days beyond our normal expected turnaround time due to third-party need for additional preventative maintenance work at their facility. Substantially all of the 2012 turnaround expenses will be recognized in the fourth quarter of 2012.

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

        Total gross costs recorded as of June 30, 2012 due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. As of June 30, 2012, approximately $7.0 million of insurance proceeds have been received related to the property damage insurance claim. Of the costs incurred, approximately $4.7 million were capitalized. We also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to our business interruption policy. Approximately $0.5 million was received during the third quarter of 2011, with the remainder received in March and April 2011.

Fertilizer Plant Property Taxes

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF does not agree with the county's classification of its nitrogen fertilizer plant and has been disputing it before the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first six months of 2012. This property tax expense is reflected as a direct operating expense in our financial results. In January 2012, COTA issued a ruling indicating that the assessment in 2008 of CRNF's fertilizer plant as almost entirely real property instead of almost entirely personal property was appropriate. CRNF disagrees with the ruling and filed a petition for reconsideration with COTA (which was denied) and has filed an appeal to the Kansas Court of Appeals. CRNF is also appealing the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on our results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

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

Credit Facility

        On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a credit facility with a group of lenders. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016. The average interest rate for the term loan for the six months ended June 30, 2012 was 3.94%. See Note 12 to our financial statements for more information regarding the credit facility. In periods prior to the Initial Public Offering, we did not incur interest expense.

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

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. The Interest Rate Swap agreements commenced on August 12, 2011; therefore, no impact was recorded for the three and six months ended June 30, 2011. The impact recorded for the three and six months ended June 30, 2012 was $0.2 million and $0.5 million, respectively, in interest expense. For the three and six months ended June 30, 2012, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.7 million and $1.0 million, respectively.

Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and six months ended June 30, 2012 and 2011. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in "Management's Discussion and

Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2011, is unaudited.

	Three Months Ended June 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$81.4	$80.7	$0.7	0.9%
Cost of product sold—Affiliates(1)	2.5	2.9	(0.4)	(13.8)
Cost of product sold—Third Parties(1)	8.2	6.8	1.4	20.6

	10.7	9.7	1.0	10.3
Direct operating expenses—Affiliates(1)	0.4	0.2	0.2	100.0
Direct operating expenses—Third Parties(1)	22.0	22.1	(0.1)	(0.5)

	22.4	22.3	0.1	0.4
Insurance recovery—business interruption	—	—	—	—
Selling, general and administrative expenses—Affiliates(1)	5.2	3.3	1.9	57.6
Selling, general and administrative expenses—Third Parties(1)	1.8	1.4	0.4	28.6

	7.0	4.7	2.3	48.9
Depreciation and amortization(2)	5.2	4.7	0.5	10.6

Operating income	$36.1	$39.3	$(3.2)	(8.1)
Interest expense and other financing costs	(1.0)	(1.2)	0.2	(16.7)
Interest income	0.1	—	0.1	—
Other income (expense)	—	0.1	(0.1)	(100.0)

Total other income (expense)	(0.9)	(1.1)	0.2	(18.2)

Income before income tax expense	35.2	38.2	(3.0)	(7.9)

Income tax expense	0.1	—	0.1	—

Net income	$35.1	$38.2	$(3.1)	(8.1)%

EBITDA(3)	$41.3	$44.1	$(2.8)	(6.3)%
Adjusted EBITDA(3)	$44.1	$45.0	$(0.9)	(2.0)%
Available cash for distribution(4)(5)	$43.8	$29.7
Reconciliation of net sales (in millions):
Sales net plant gate	$75.1	$69.2
Freight in revenue	6.3	5.4
Hydrogen and other gases revenue	—	6.1

Total net sales	$81.4	$80.7

	Six Months Ended June 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$159.7	$138.1	$21.6	15.6%
Cost of product sold—Affiliates(1)	5.5	4.3	1.2	27.9
Cost of product sold—Third Parties(1)	17.8	12.9	4.9	38.0

	23.3	17.2	6.1	35.5
Direct operating expenses—Affiliates(1)	0.8	0.8	—	—
Direct operating expenses—Third Parties(1)	44.5	44.5	—	—

	45.3	45.3	—	—
Insurance recovery—business interruption	—	(2.9)	2.9	(100.0)
Selling, general and administrative expenses—Affiliates(1)	9.0	9.7	(0.7)	(7.2)
Selling, general and administrative expenses—Third Parties(1)	4.0	3.4	0.6	17.6

	13.0	13.1	(0.1)	(0.8)
Depreciation and amortization(2)	10.6	9.3	1.3	14.0

Operating income	67.5	$56.1	$11.4	20.3
Interest expense and other financing costs	(2.2)	(1.2)	(1.0)	83.3
Interest income	0.1	—	0.1	—
Other income (expense)	—	—	—	—

Total other income (expense)	(2.1)	(1.2)	(0.9)	75.0

Income before income tax expense	65.4	54.9	10.5	19.1

Income tax expense	0.1	—	0.1	—

Net income	$65.3	$54.9	$10.4	18.9%

EBITDA(3)	$78.1	$65.4	$12.7	19.4%
Adjusted EBITDA(3)	$82.1	$70.9	$11.2	15.8%
Available cash for distribution(4)(5)	$82.0	$29.7
Reconciliation of net sales (in millions):
Sales net plant gate	$142.9	$121.8
Freight in revenue	11.1	10.2
Hydrogen and other gases revenue	5.7	6.1

Total net sales	$159.7	$138.1

	As of June 30, 2012	As of December 31, 2011
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$196.4	$237.0
Working capital	191.8	229.4
Total assets	639.7	659.3
Total debt	125.0	125.0
Partners' Capital	477.1	489.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$26.0	$18.0	$79.8	$50.2
Investing activities	(16.9)	(4.0)	(39.2)	(5.8)
Financing activities	(38.3)	144.4	(81.2)	142.6

Net cash flow	$(29.2)	$158.4	$(40.6)	$187.0

Capital expenditures	$16.9	$4.0	$39.2	$6.0

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Depreciation and amortization is comprised of the following components as excluded from direct operating expenses and cost of product sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$5.2	$4.7	$10.5	$9.3
Depreciation and amortization excluded from cost of product sold sold	—	—	0.1	—

Total depreciation and amortization	$5.2	$4.7	$10.6	$9.3

(3)
EBITDA is defined as net income before income tax expense, net interest (income) expense and depreciation and amortization expense. EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance.

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

        A reconciliation of Net income to EBITDA and to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$35.1	$38.2	$65.3	$54.9
Add:
Interest expense, net	0.9	1.2	2.1	1.2
Income tax expense	0.1	—	0.1	—
Depreciation and amortization	5.2	4.7	10.6	9.3

EBITDA	41.3	44.1	78.1	65.4
Share-based compensation	2.8	0.9	4.0	5.5

Adjusted EBITDA	$44.1	$45.0	$82.1	$70.9

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

(5)
Available cash for distribution is reflective of available cash since closing of the Partnership's initial public offering on April 13, 2011. Based upon the full quarter's available cash for 2011, available cash would have been $38.7 million.

        Below is a table reconciling the available cash for distribution for the three months ended June 30, 2012:

Three Months Ended June 30, 2012
(in millions, except per unit data)
Cash flows from operations	$26.0
Adjustments:
Plus: Deferred revenue balance at March 31, 2011	16.0
Less: Deferred revenue balance at June 30, 2012	(4.4)
Less: Maintenance capital expenditures	(0.5)
Plus: Previously established reserve for accrued expenses	6.7

Available cash for distribution	$43.8

Available cash for distribution, per unit	$0.600
Common units outstanding	73,043

        The tables below provide an overview of our results of operations, relevant market indicators and key operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	108.9	102.3	198.2	207.6
Ammonia (net available for sale)(1)	34.9	28.2	59.9	63.4
UAN	180.0	179.4	334.6	350.0
Petroleum coke consumed (thousand tons)	130.2	135.8	250.7	259.9
Petroleum coke (cost per ton)	$31	$30	$36	$23
Sales (thousand tons):
Ammonia	29.4	33.6	59.3	60.9
UAN	177.2	166.1	335.5	345.4
Product pricing (plant gate) (dollars per ton)(2):
Ammonia	$568	$574	$591	$570
UAN	329	300	322	252
On-stream factors(3):
Gasification	99.2%	99.3%	96.2%	99.6%
Ammonia	98.0%	98.5%	94.7%	97.6%
UAN	96.7%	97.6%	90.1%	95.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.35	$4.38	$2.43	$4.29
Ammonia—Southern Plains (dollars per ton)	$585	$604	$585	$605
UAN—Mid Cornbelt (dollars per ton)	$417	$366	$380	$358

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

        Net Sales.    Net sales were $81.4 million for the three months ended June 30, 2012 compared to $80.7 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, ammonia and UAN made up $17.3 million and $64.1 million of our net sales, respectively. This compared to ammonia and UAN net sales of $19.8 million and $54.8 million, respectively, for the three months ended June 30, 2011. The increase of $0.7 million was the result of higher average plant gate prices for UAN and increased sales unit volumes for UAN offset by lower hydrogen sales to CVR Energy's refinery and decreased sales unit volumes for ammonia. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the three months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	29,414	$589	$17.3	33,582	$590	$19.8	(4,168)	$(2.5)	$—	$(2.5)
UAN	177,169	$362	$64.1	166,112	$330	$54.8	11,057	$9.3	$5.3	$4.0
Hydrogen	—	$—	$—	630,497	$10	$6.1	(630,497)	$(6.1)	$(6.1)	$—

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in UAN sales volume for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to an extended spring season for UAN application and additional corn acres planted. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.2%, 98.0% and 96.7%, respectively, on-stream for the three months ended June 30, 2012. On-stream rates for the second quarter of 2011 were 99.3%, 98.5% and 97.6%, for the gasification, ammonia and UAN units, respectively.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended June 30, 2012 compared to three months ended June 30, 2011 were higher for UAN increasing 9.6% while ammonia decreased 1.0%. The UAN price increase reflects strong farm belt market conditions.

        Cost of Product Sold.    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended June 30, 2012 was $10.7 million compared to $9.7 million for the three months ended June 30, 2011. The increase of $1.0 million is the result of higher third-party costs of $1.4 million associated with higher freight costs, distribution costs and third-party coke costs, partially offset by lower affiliate costs of $0.4 million due to reduced coke volumes from CVR Energy's refinery.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2012 were $22.4 million as compared to $22.3 million for the three months ended June 30, 2011.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $7.0 million for the three months ended June 30, 2012, as compared to $4.7 million for the three months ended June 30, 2011. The increase of $2.3 million for the three months ended June 30, 2012 over the comparable period in 2011 was primarily attributable to increases in share-based compensation expense of $1.6 million, personnel expense reimbursements to our general partner of $0.9 million and public company related expenses of $0.2 million were partially offset by $0.5 million of lower reimbursements under the services agreement to CVR Energy.

        Operating Income.    Operating income was $36.1 million for the three months ended June 30, 2012 as compared to operating income of $39.3 million for the three months ended June 30, 2011. This decrease of $3.2 million was primarily the result of the increase in selling, general and administrative expenses (exclusive of depreciation and amortization) of $2.3 million, depreciation and amortization of $0.5 million, direct operating expenses (exclusive of depreciation and amortization) of $0.2 million and lower nitrogen fertilizer margin of $0.2 million.

        Interest Expense.    Interest expense for the three months ended June 30, 2012 was approximately $1.0 million and $1.2 million for the three months ended June 30, 2011. Interest expense for the three months ended June 30, 2012 was attributable to bank interest expense of $1.3 million on the $125.0 million term loan facility, $0.2 million of deferred financing amortization and $0.2 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $0.7 million.

        Income Tax Expense.    Income tax expense for the three months ended June 30, 2012 and 2011 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

        Net Sales.    Net sales were $159.7 million for the six months ended June 30, 2012 compared to $138.1 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, ammonia and UAN made up $36.1 million and $117.9 million of our net sales, respectively. This compared to ammonia and UAN net sales of $35.7 million and $96.3 million, respectively, for the six months ended June 30, 2011. The increase of $21.6 million was the result of both higher average plant gate prices for both ammonia and UAN, offset by lower sales unit volumes for UAN and ammonia and reduced hydrogen sales to CVR Energy's refinery. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the six months ended June 30, 2012 and June 30, 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	59,280	$608	$36.1	60,904	$586	$35.7	(1,624)	$0.4	$1.3	$(0.9)
UAN	335,462	$352	$117.9	345,426	$279	$96.3	(9,964)	$21.6	$25.1	$(3.5)
Hydrogen	562,657	$10	$5.7	630,497	$10	$6.1	(67,840)	$(0.4)	$0.3	$(0.7)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 96.2%, 94.7% and 90.1%, respectively, on-stream for the six months ended June 30, 2012. On-stream rates for the six months ended June 30, 2011 were 99.6%, 97.6% and 95.4%, for the gasification, ammonia and UAN units, respectively. Lower on-stream factors were the result of downtime related to repairs for each of the units. This downtime resulted in decreased UAN production and related reduced sales volumes.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the six months ended June 30, 2012 were higher for both ammonia and UAN over the comparable period of 2011, increasing 3.7% and 27.7% respectively. The price increases reflect strong farm belt market conditions.

        Cost of Product Sold.    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the six months ended June 30, 2012 was $23.3 million compared to $17.2 million for the six months ended June 30, 2011. The increase of $6.1 million is the result of higher affiliate costs of $1.2 million associated with higher pet coke prices and third-party costs of $4.9 million associated with increased volumes and higher prices.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2012 were $45.3 million as compared to $45.3 million for the six months ended June 30, 2011.

        Insurance Recovery—Business Interruption.    During the six months ended June 30, 2011, we recorded insurance proceeds under insurance coverage for interruption of business of $2.9 million related to the September 30, 2010 UAN vessel rupture. There were no proceeds received in the first six months of 2012.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $13.0 million for the six months ended June 30, 2012, as compared to $13.1 million for the six months ended June 30, 2011. The decrease of $0.1 million for the six months ended June 30, 2012 over the comparable period in 2011 was primarily attributable to a decrease in share-based compensation expense of $1.5 million, a decrease of $0.8 million as reimbursements under the services agreement to CVR Energy partially offset by $1.7 million of increased personnel and other expenses reimbursed to the general partner and other increased outside services of $0.5 million primarily associated with the filing of the registration statement.

        Operating Income.    Operating income was $67.5 million for the six months ended June 30, 2012 as compared to operating income of $56.1 million for the six months ended June 30, 2011. This increase of $11.4 million was primarily the result of the increase in nitrogen fertilizer margin associated primarily with pricing, partially offset by an increase to the cost of products sold (exclusive of depreciation and amortization), a decrease in insurance recovery of $2.9 million and increased depreciation and amortization expense of $1.3 million.

        Interest Expense.    Interest expense for the six months ended June 30, 2012 was approximately $2.2 million and $1.2 million for the six months ended June 30, 2011. Interest expense for the six months ended June 30, 2012 was attributable to bank interest expense of $2.5 million on the $125.0 million term loan facility, $0.5 million of deferred financing amortization and $0.5 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $1.3 million.

        Income Tax Expense.    Income tax expense for the six months ended June 30, 2012 and 2011 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

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

  Cash Balance and Other Liquidity

        As of June 30, 2012, we had cash and cash equivalents of $196.4 million, including $4.4 million of customer advances. Working capital at June 30, 2012 was $191.8 million, consisting of $226.7 million in current assets and $35.0 million in current liabilities. Working capital at December 31, 2011 was $229.4 million, consisting of $271.9 million in current assets and $42.5 million in current liabilities. As of July 27, 2012, we had cash and cash equivalents of $203.0 million.

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

        As of June 30, 2012, no amounts were drawn under the $25.0 million revolving credit facility.

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

  Voluntary Prepayments/Commitment Reductions

        At any time, we may voluntarily reduce the unutilized portion of the revolving commitment amount, and prepay, in whole or in part, outstanding amounts under our credit facility without premium or penalty other than customary "breakage" costs with respect to Eurodollar rate loans.

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

        As of June 30, 2012, we were in compliance with the covenants under the credit facility.

  Interest Rate Swap

        Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced August 12, 2011. The impact recorded for the three and six months ended June 30, 2012 is $0.2 million and $0.5 million, respectively, in interest expense. For the three and six months ended June 30, 2012, the Partnership recorded losses of $0.5 million and $0.5 million, respectively, in the fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities is $(2.9) million. This amount is unrealized and included in accumulated other comprehensive income.

  Capital Spending

        Our total capital expenditures for the six months ended June 30, 2012 totaled $39.2 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $39.2 million spent for the six months ended June 30, 2012, $1.6 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.

        We expect to spend $100.0 million to $110.0 million on capital expenditures in 2012, excluding capitalized interest. Of this amount, $10.0 million to $11.5 million will be spent on maintenance projects and $90.0 million to $100.0 million will be spent on growth projects including $70.0 million to $75.0 million on the UAN expansion project.

        Using a portion of the proceeds of our Initial Public Offering and our term loan borrowings, we moved forward with our UAN expansion project, which will allow us the flexibility to upgrade all of our ammonia production to UAN. Inclusive of capital spent prior to our Initial Public Offering, we now anticipate that the total capital spend associated with the UAN expansion will approximate $125.0 million (including capitalized interest). As of June 30, 2012, approximately $77.6 million had been spent, including $34.1 million which was spent during the six months ended June 30, 2012. It is anticipated that the UAN expansion will be completed by January 1, 2013.

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

  Distributions to Unitholders

        Our general partner's current policy is to distribute all of the available cash we generate on a quarterly basis. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter generally equals our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains the cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. The partnership agreement does not require the Partnership to make any distributions, and the board of directors of our general partner could change our distribution policy at any time, including reducing the amount or frequency of distributions we make or eliminating all distributions.

        The Partnership did not make quarterly distributions to unitholders prior to the closing of the Initial Public Offering.

        On February 14, 2012, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on February 7, 2012 for the fourth quarter of 2011 in the amount of $0.588 per unit, or $42.9 million in aggregate.

        On April 26, 2012, the board of directors of the Partnership's general partner declared a cash distribution for the first quarter of 2012 to the Partnership's unitholders of $0.523 per unit, or $38.2 million in aggregate. The cash distribution was paid May 15, 2012 to unitholders of record at the close of business on May 8, 2012.

        On July 26, 2012, the board of directors of the Partnership's general partner declared a cash distribution for the second quarter of 2012 to the Partnership's unitholders of $0.60 per unit. The cash distribution will be paid August 14, 2012 to unitholders of record at the close of business on August 7, 2012.

Cash Flows

        The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Net cash provided by (used in):
Operating activities	$79.8	$50.2
Investing activities	(39.2)	(5.8)
Financing activities	(81.2)	142.6

Net increase (decrease) in cash and cash equivalents	$(40.6)	$187.0

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows provided by operating activities for the six months ended June 30, 2012 was $79.8 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $65.3 million which was driven by a strong fertilizer price environment and favorable impacts to working capital. For the six months ended June 30, 2012, trade working capital increased our operating cash flow by $5.9 million and was primarily attributable to a decrease in accounts receivable of $4.6 million, a decrease in inventory of $0.6 million, and an increase in accounts payable of $0.7 million. With respect to other working capital for the six months ended June 30, 2012, the primary uses of cash were a decrease in deferred revenue of $4.6 million and a decrease to accrued expenses and other current liabilities of $0.7 million. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products.

        Net cash flows provided by operating activities for the six months ended June 30, 2011 was $50.2 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $54.9 million which was driven by a strong fertilizer price environment, high on-stream factors and favorable impacts to other working capital and trade working capital. With respect to other working capital for the six months ended June 30, 2011, the primary source of cash was a $15.7 million decrease in deferred revenue. Trade working capital for the six months ended June 30, 2011 decreased our operating cash flow by $7.6 million and was attributable to a decrease in accounts payable of $3.8 million, coupled with increases in inventory of $2.9 million and accounts receivable of $0.8 million.

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the six months ended June 30, 2012 was $39.2 million compared to $5.8 million for the six months ended June 30, 2011. The increase in capital expenditures to $39.2 million for the six months ended June 30, 2012 was primarily associated with the UAN expansion.

  Cash Flows Used in Financing Activities

        Net cash flows used in financing activities for the six months ended June 30, 2012 was $81.2 million, compared to net cash flows from financing activities for the six months ended June 30, 2011 of $142.6 million. The net cash used in financing activities for the six months ended June 30, 2012 was primarily attributable to quarterly cash distributions. For the six months ended June 30, 2011, the net cash from financing activities was primarily attributable to the proceeds from the Initial Public Offering offset by the $276.7 million distributed to our affiliates and the $26.0 million purchase of our general partner's incentive distributions rights.

Capital and Commercial Commitments

        We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of June 30, 2012 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following June 30, 2012 and thereafter.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(unaudited) (in millions)
Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$—	$125.0	$—
Operating leases(2)	29.8	2.9	6.0	4.7	4.2	3.8	8.2
Unconditional purchase obligations(3)	56.8	5.9	12.0	6.2	6.3	6.4	20.0
Unconditional purchase obligations with affiliates(4)	257.9	4.8	16.8	17.0	16.5	16.9	185.9
Interest payments(5)	18.3	2.5	4.8	4.8	4.8	1.4	—

Total	$487.8	$16.1	$39.6	$32.7	$31.8	$153.5	$214.1

(1)
We entered into a credit facility in connection with the closing of the Initial Public Offering. The credit facility includes a $125.0 million term loan, which was fully drawn at closing, and a $25.0 million revolving credit facility, which was undrawn at June 30, 2012. The table assumes no amounts are outstanding under the revolving credit facility.

(2)
We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)
The amount includes commitments under an electric supply agreement with the city of Coffeyville, Kansas, a product supply agreement with Linde and a pet coke supply agreement with HollyFrontier Corporation. The agreement with HollyFrontier Corporation has an initial term that ends in 2013 and is subject to renewal.

(4)
The amount includes commitments under our long-term pet coke supply agreement with CVR Energy having an initial term that ends in 2027, subject to renewal. The Partnership's purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

(5)
Interest payments are based on the current interest rate at June 30, 2012.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We adopted this standard as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual periods beginning after December 2011. In December 2011, FASB issued ASU 2011-11, which deferred the effective date of the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to again consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. We adopted both standards as of January 1, 2012. The adoption of this standard expanded the condensed consolidated financial statements and footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. We believe this standard will expand the Partnership's condensed consolidated financial statement footnote disclosures.

Critical Accounting Policies

        Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2011. No modifications have been made to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the hedged transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

        The Partnership still has exposure to interest rate risk on 50% of its $125 million floating rate term debt. A 1% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Partnership by approximately $625,000 on an annualized basis, thus decreasing income from operations by the same amount.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

        There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

Item 1.    Legal Proceedings

        See Note 15 ("Commitments and Contingencies") to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the property tax litigation contained in "Litigation."

Item 1A.    Risk Factors

        Mr. Carl C. Icahn exerts significant influence over the Partnership and his interests may conflict with the interests of the Partnership's public unitholders.

        CVR Energy indirectly owns our general partner and approximately 70% of our common units. CVR Energy has the right to appoint and replace all of the members of the board of directors of our general of partner at any time.

        Mr. Carl C. Icahn indirectly controls approximately 82% of the voting power of CVR Energy's capital stock and, by virtue of such stock ownership in CVR Energy, is able to elect all of the directors of CVR Energy. This gives Mr. Icahn the ability to control and exert substantial influence over CVR Energy. As a result of such control of CVR Energy, he is able to control the Partnership, including:

  •
  business strategy and policies;

  •
  mergers or other business combinations;

  •
  acquisition or disposition of assets;

  •
  future issuances of common units or other securities;

  •
  incurrence of debt or obtaining other sources of financing; and

  •
  The Partnership's distribution policy and the payment of distributions on the Partnership's common units.

        CVR Energy provides us with the services of its senior management team as well as accounting, business operations, legal, finance and other key back-office and mid-office personnel pursuant to a services agreement which it can terminate at any time subject to a 180-day notice period. We cannot predict whether CVR Energy will terminate the services agreement and, if so, what the economic effect of termination would be. CVR Energy also has the right under our partnership agreement to sell our general partner at any time to a third party, who would be able to replace our entire board of directors. Finally, while CVR Energy currently owns the majority of our common units, its current owners are under no obligation to maintain their ownership interest in us, which could have a material adverse effect on us.

        Mr. Icahn's interests may not always be consistent with the Partnership's interests or with the interests of the Partnership's public unitholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities in industries in which we compete, and there is no requirement that any additional business opportunities be presented to us. We also have and may in the future enter into transactions to purchase goods or services with affiliates of Mr. Icahn. To the extent that conflicts of interest may arise between the Partnership and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Partnership or its public unitholders.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.1*	Second Amended and Restated Services Agreement, dated as of May 4, 2012, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc.
10.2*	Lease and Operating Agreement, dated as of May 4, 2012, between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.
10.3*	Memorandum of Understanding, dated as of May 4, 2012, between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.
31.1*	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information for CVR Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 2, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statement of Partners' Capital and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.**

*
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

        PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this quarterly report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
By: CVR GP, LLC, its general partner
August 2, 2012	By:	/s/ JOHN J. LIPINSKI Executive Chairman (Principal Executive Officer)
August 2, 2012	By:	/s/ BYRON R. KELLEY Chief Executive Officer (Principal Executive Officer)
August 2, 2012	By:	/s/ FRANK A. PICI Chief Financial Officer (Principal Financial Officer)