Form 10-Q
period 2012-09-30
CVR PARTNERS, LP
filed 2012-11-06
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended September 30, 2012
OR
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

        There were 73,046,498 common units outstanding at November 1, 2012.

CVR Partners, LP and Subsidiary

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$180,291	$236,975
Accounts receivable, net of allowance for doubtful accounts of $91 and $76, respectively	7,937	9,322
Inventories	29,798	23,255
Prepaid expenses and other current assets including $337 and $572 from affiliates at September 30, 2012 and December 31, 2011, respectively	2,438	2,311

Total current assets	220,464	271,863
Property, plant, and equipment, net of accumulated depreciation	387,309	341,495
Intangible assets, net	32	36
Goodwill	40,969	40,969
Deferred financing cost, net	2,443	3,164
Other long-term assets, including $1,360 and $1,495 with affiliates at September 30, 2012 and December 31, 2011, respectively	2,025	1,782

Total assets	$653,242	$659,309

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $3,638 and $2,064 due to affiliates at September 30, 2012 and December 31, 2011, respectively	$32,429	$15,869
Personnel accruals, including $1,450 and $812 with affiliates at September 30, 2012 and December 31, 2011, respectively	4,021	2,744
Deferred revenue	10,372	9,019
Accrued expenses and other current liabilities, including $508 and $549 with affiliates at September 30, 2012 and December 31, 2011, respectively	12,774	14,822

Total current liabilities	59,596	42,454
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $473 and $850 with affiliates at September 30, 2012 and December 31, 2011, respectively	2,714	2,366

Total long-term liabilities	127,714	127,366
Commitments and contingencies
Partners' capital:
Common unitholders, 73,046,498 and 73,030,936 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	468,945	491,876
General partner's interest	1	1
Accumulated other comprehensive loss	(3,014)	(2,388)

Total partners' capital	465,932	489,489

Total liabilities and partners' capital	$653,242	$659,309

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands, except per unit data)
Net sales	$75,013	$77,203	$234,720	$215,253
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)—Affiliates	3,229	3,642	8,751	7,977
Cost of product sold (exclusive of depreciation and amortization)—Third parties	8,068	7,259	25,869	20,161

	11,297	10,901	34,620	28,138

Direct operating expenses (exclusive of depreciation and amortization)—Affiliates	394	165	1,223	1,013
Direct operating expenses (exclusive of depreciation and amortization)—Third parties	20,669	19,918	65,201	64,360

	21,063	20,083	66,424	65,373

Insurance recovery—business interruption	—	(490)	—	(3,360)
Selling, general and administrative expenses (exclusive of depreciation and amortization)—Affiliates	3,863	3,438	12,900	13,085
Selling, general and administrative expenses (exclusive of depreciation and amortization)—Third parties	1,213	1,094	5,130	4,443

	5,076	4,532	18,030	17,528

Depreciation and amortization	5,230	4,663	15,826	13,948

Total operating costs and expenses	42,666	39,689	134,900	121,627

Operating income	32,347	37,514	99,820	93,626
Other income (expense):
Interest expense and other financing costs	(850)	(1,378)	(3,073)	(2,616)
Interest income	60	29	158	58
Other income, net	13	132	47	189

Total other income (expense)	(777)	(1,217)	(2,868)	(2,369)

Income before income tax expense	31,570	36,297	96,952	91,257
Income tax expense	13	12	63	27

Net income	$31,557	$36,285	$96,889	$91,230

Net income subsequent to initial public offering (April 13, 2011 through September 30, 2011)		$36,285		$67,134
Net income per common unit—basic (1)	$0.43	$0.50	$1.32	$0.92
Net income per common unit—diluted (1)	$0.43	$0.50	$1.32	$0.92
Weighted-average common units outstanding:
Basic	73,045	73,003	73,037	73,002
Diluted	73,191	73,083	73,193	73,065

(1)
The Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. As a result, the per unit data for the three and nine months ended September 30, 2011 is calculated since the closing of the offering on April 13, 2011. See Note 8 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
	(in thousands)
Net income	$31,557	$36,285	$96,889	$91,230
Other comprehensive income (loss):
Change in fair value of interest rate swap	(370)	(2,554)	(1,331)	(2,554)
Reclass of gain/loss to income on settlement of interest rate swap	240	142	705	142

Other comprehensive income (loss)	(130)	(2,412)	(626)	(2,412)

Total comprehensive income	$31,427	$33,873	$96,263	$88,818

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$96,889	$91,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,826	13,948
Allowance for doubtful accounts	(15)	21
Amortization of deferred financing costs	721	458
Loss on disposition of fixed assets	7	631
Share-based compensation—Affiliates	4,886	6,420
Share-based compensation	375	—
Change in assets and liabilities:
Accounts receivable	1,400	(2,582)
Inventories	(6,534)	(5,969)
Insurance receivable	(1,026)	(5,880)
Business interruption insurance proceeds	—	3,360
Prepaid expenses and other current assets	(133)	(1,569)
Other long-term assets	(243)	2,812
Accounts payable	7,728	(4,726)
Deferred revenue	1,353	1,890
Accrued expenses and other current liabilities	3,804	7,184
Other long-term liabilities	(248)	669

Net cash provided by operating activities	124,790	107,897

Cash flows from investing activities:
Capital expenditures	(57,419)	(10,539)
Insurance proceeds from UAN reactor rupture	1,026	2,745

Net cash used in investing activities	(56,393)	(7,794)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	125,000
Payment of financing costs	—	(4,825)
Distributions to affiliates	(87,124)	(297,401)
Cash distribution to public unitholders—non-affiliates	(37,839)	(8,988)
Purchase of managing general partner incentive distribution rights	—	(26,000)
Proceeds from issuances of common units, net of offering costs	—	324,880
Redemption of common units	(118)	—

Net cash provided by (used in) financing activities	(125,081)	112,666

Net increase (decrease) in cash and cash equivalents	(56,684)	212,769
Cash and cash equivalents, beginning of period	236,975	42,745

Cash and cash equivalents, end of period	$180,291	$255,514

Supplemental disclosures:
Cash paid for income taxes	$35	$20
Cash paid for interest, net of capitalized interest of $2,147 and $946 in 2012 and 2011, respectively	$2,684	$1,630
Non-cash investing and financing activities:
Accrual of construction in progress additions	$4,209	$2,116

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Common Units Issued	Amount	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	(unaudited) (in thousands, except unit data)
Balance at December 31, 2011	73,030,936	$491,876	$1	$(2,388)	$489,489
Cash distributions to Affiliates	—	(87,124)	—	—	(87,124)
Cash distributions to Public Unitholders	—	(37,839)	—	—	(37,839)
Share-based compensation—Affiliates	—	4,886	—	—	4,886
Share-based compensation	—	375	—	—	375
Issuance of units under LTIP—Affiliates	21,159	—	—	—	—
Redemption of common units	(5,597)	(118)	—	—	(118)
Net income	—	96,889	—	—	96,889
Net gains (losses) on interest rate swaps	—	—	—	(626)	(626)

Balance at September 30, 2012	73,046,498	$468,945	$1	$(3,014)	$465,932

See accompanying notes to condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

        The net proceeds to CVR Partners from the Initial Public Offering (including the net proceeds from the exercise of the underwriters' over-allotment option) were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership's obligation to reimburse CRLLC for certain capital expenditures CRLLC made with respect to the nitrogen fertilizer business prior to October 24, 2007; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

subsequently extinguish) the IDRs owned by the general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from the new credit facility and the balance was used for or will be used for general partnership purposes, including approximately $100.0 million to fund the continuation of the UAN expansion at the nitrogen fertilizer plant.

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

  Shelf Registration Statement

        On August 29, 2012, the Partnership's registration statement on Form S-3 (initially filed on August 17, 2012), was declared effective by the Securities and Exchange Commission (the "SEC"), enabling CRLLC to offer and sell from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

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

        On May 7, 2012, Offeror Parties announced that control of CVR Energy had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, the Offeror owned approximately 82% of the Shares of CVR Energy as of September 30, 2012.

        Pursuant to the Transaction Agreement, for a period of sixty days CVR Energy solicited proposals or offers from third parties to acquire CVR Energy. The sixty day period began on May 24, 2012 and ended on July 23, 2012, without any qualifying offers.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

  Operation of Partnership

        Subsequent to the closing of the Initial Public Offering, common units held by public security holders represented approximately 30% of the Partnership's outstanding common units and CRLLC held approximating 70% of the Partnership's outstanding common units.

        The general partner manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

        The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. In October 2007, the Partnership's partners entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. See Note 16 ("Related Party Transactions") for further discussion. In connection with the Initial Public Offering, certain of these agreements, including the amended and restated limited partnership agreement, were amended and/or restated. Additionally, in connection with the Initial Public Offering, the Partnership and CRNF were released from their obligations as guarantors under CRLLC's asset-backed revolving credit facility ("ABL credit facility") and the indentures which govern CRLLC's senior secured notes, as described further in Note 17 ("Commitments and Contingencies") of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

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

        In the opinion of the Partnership's management, the accompanying unaudited condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of September 30, 2012 and December 31, 2011, the results of operations and comprehensive income of the Partnership for the three and nine months ended September 30, 2012 and 2011, the cash flows of the Partnership for the nine months ended

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(2) Basis of Presentation (Continued)

September 30, 2012 and 2011 and the changes in partners' capital for the Partnership for the nine month period ended September 30, 2012.

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

        The Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. Per unit data for the nine months ended September 30, 2011 is calculated since the closing of the Partnership's offering on April 13, 2011.

        The Partnership has evaluated subsequent events that would require an adjustment to the Partnership's condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements through the date of issuance of the condensed consolidated financial statements. See Note 18 ("Subsequent Events").

(3) Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Partnership adopted this standard on January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended former comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the Partnership must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011 and was to be applied retrospectively. In December 2011, FASB deferred the effective date of the changes in ASU 2011-05 that related to the presentation of reclassification adjustments to again consider whether to present reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. The Partnership adopted this standard on January 1, 2012. The adoption of this standard expanded the Partnership's condensed consolidated financial statements and footnote disclosures.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(3) Recent Accounting Pronouncements (Continued)

        In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11 "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities("ASU 2011-11"), which required new disclosure standards to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. ASU 2011-11 will be effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. The Partnership believes this standard will expand its condensed consolidated financial statement footnote disclosures.

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

        As a result, CALLC and CALLC II ceased to be stockholders of CVR Energy. Subsequent to CALLC's and CALLC II's divestiture of ownership interest in CVR Energy, no additional share-based compensation expense was incurred with respect to override units and phantom units after each respective divestiture date. The final fair values of the override units of CALLC and CALLC II were derived based upon the values resulting from the proceeds of each entity's respective divestiture of its ownership in CVR Energy. These values were utilized to determine the related compensation expense for the unvested units.

        The final fair value of the CALLC III override units was derived based upon the value resulting from the proceeds received by the managing GP upon the purchase of the IDR's by the Partnership.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

These proceeds were subsequently distributed to the owners of CALLC III which included the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. Subsequent to June 30, 2011, no additional share-based compensation was incurred with respect to override units of CALLC III due to the complete distribution of the proceeds received by the managing GP prior to July 1, 2011. For the nine months ended September 30, 2011, the estimated fair value of the override units of CALLC III was determined using a probability-weighted expected return method which utilized CALLC III's cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

        The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II, and CALLC III.

Award Type	Benchmark Value (per Unit)	Original Awards Issued	Grant Date	Compensation Expense for the Nine Months Ended September 30, 2011
				(in thousands)
Override Value Units(a)	$11.31	1,839,265	June 2005	$1,495
Override Value Units(b)	$34.72	144,966	December 2006	225
Override Units(c)	$10.00	642,219	February 2008	143

			Total	$1,863

        Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR GP and the distribution of all proceeds to CALLC III, there was no associated unrecognized compensation expense as of September 30, 2012.

  Phantom Unit Plans

        CVR Energy, through CRLLC, has two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees and service providers were awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points had rights to receive distributions when holders of override operating units received distributions. Holders of performance phantom points had rights to receive distributions when holders of override value units in CALLC and CALLC II received distributions. There was no compensation expense for the three months ended September 30, 2012 and 2011 related to the Phantom Unit Plans. Compensation expense for the nine months ended September 30, 2012 and 2011 related to the Phantom Unit Plans was approximately $0 and $2.0 million, respectively. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II in 2011, there was no unrecognized compensation expense associated with the Phantom Unit Plans at September 30, 2012.

  Long-Term Incentive Plan—CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2012, only restricted shares of CVR Energy

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

common stock and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CRNF) employees, officers, consultants and directors.

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

        The Transaction Agreement, as discussed in Note 1, triggered a modification to the treatment of outstanding restricted stock awarded under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted stock awards that vest in 2012 will vest in accordance with the current vesting terms, but upon vesting will be converted to a cash award in which the recipient will receive the offer price of $30 per share in cash plus one CCP. For all such awards that vest in accordance with their terms in 2013, 2014 and 2015, the holders of the awards will receive a cash award equal to the lesser of the offer price or the appraised value of the shares at the time of vesting. As a result of the modification, additional share-based compensation of $1.9 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2012, there was approximately $1.8 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately two years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals for whom, as of September 30, 2012, compensation expense has been allocated to the Partnership.

        Compensation expense recorded for the three months ended September 30, 2012 and 2011, related to the restricted shares, was approximately $0.6 million and $0.4 million, respectively. Compensation expense recorded for the nine months ended September 30, 2012 and 2011, related to the restricted shares, was approximately $3.6 million and $1.7 million, respectively.

  Long-Term Incentive Plan—CVR Partners

        In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include CVR Partners', its subsidiaries' and its parent's employees, officers, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(4) Share-Based Compensation (Continued)

        Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards made to employees of CRNF are valued on the grant date and amortized over the vesting period. These units generally vest over a three year period. As of September 30, 2012, there was approximately $1.8 million of total unrecognized compensation cost related to the units to be recognized over a weighted-average period of two years. Compensation expense recorded for the three months ended September 30, 2012 and 2011 related to the units was approximately $0.6 million and $0.5 million, respectively. Compensation expense recorded for the nine months ended September 30, 2012 and 2011 related to the units was approximately $1.7 million and $0.8 million, respectively.

        A summary of the CVR Partners LTIP activity during the nine months ended September 30, 2012 is presented below:

	Units	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at January 1, 2012	164,571	$22.99
Granted	—	—
Vested	(21,159)	20.09
Forfeited	—	—

Non-vested at September 30, 2012	143,412	$23.42

(5) Inventories

        Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(5) Inventories (Continued)

        Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Finished goods	$6,947	$6,130
Raw materials and precious metals	4,973	4,578
Parts and supplies	17,878	12,547

	$29,798	$23,255

(6) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Land and improvements	$2,611	$2,563
Buildings and improvements	1,223	815
Machinery and equipment	399,732	397,433
Automotive equipment	356	391
Furniture and fixtures	262	261
Railcars	2,496	2,496
Construction in progress	110,273	51,410

	$516,953	$455,369
Accumulated depreciation	129,644	113,874

Total net, property, plant and equipment	$387,309	$341,495

        Capitalized interest recognized as a reduction of interest expense for the three months ended September 30, 2012 and 2011 totaled approximately $0.9 million and $0.6 million, respectively. Capitalized interest recognized as a reduction of interest expense for the nine months ended September 30, 2012 and 2011 totaled approximately $2.1 million and $0.9 million, respectively.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(7) Partners' Capital and Partnership Distributions (Continued)

        At September 30, 2012, the Partnership had a total of 73,046,498 common units issued and outstanding, of which 50,920,000 common units were owned by CRLLC, representing approximately 70% of the total Partnership units outstanding.

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

        The following is a summary of cash distributions paid to unitholders during 2012 for the respective quarters to which the distributions relate:

	December 31, 2011	March 31, 2012	June 30, 2012	Total 2012 Distributions to Date
	($ in millions except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$87.1
Amounts paid to public unitholders	13.0	11.6	13.3	37.9

Total amount paid	$42.9	$38.2	$43.8	$125.0

Per common unit	$0.588	$0.523	$0.600	$1.711

Common units outstanding	73,030,936	73,030,936	73,043,356

        See Note 18 ("Subsequent Events") concerning distributions declared on October 26, 2012 for the three month period ended September 30, 2012.

(8) Net Income Per Common Unit

        The Partnership's net income is allocated wholly to the common units as the general partner does not have an economic interest.

        Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, gives effect to phantom units and unvested common units granted under the CVR Partners LTIP. The common units issued during the period are included on a weighted-average basis for the number of days they were outstanding.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(8) Net Income Per Common Unit (Continued)

        The following table illustrates the Partnership's calculation of net income per common unit (in thousands, except per unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income(1)	$31,557	$36,285	$96,889	$67,134

Net income per common unit, basic	$0.43	$0.50	$1.32	$0.92

Net income per common unit, diluted	$0.43	$0.50	$1.32	$0.92

Weighted-average common units outstanding, basic	73,045	73,003	73,037	73,002

Weighted-average common units outstanding, diluted	73,191	73,083	73,193	73,065

(1)
The Partnership operated under a different capital structure prior to the closing of its Initial Public Offering on April 13, 2011. Per unit data for the nine months ended September 30, 2011 is calculated since the closing of the Partnership's offering on April 13, 2011.

(9) Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. Cost of product sold exclude depreciation and amortization of approximately $25,000 and $26,000 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, cost of product sold exclude depreciation and amortization of approximately $75,000 and $26,000, respectively.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs, as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $5.2 million and $4.7 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, direct operating expenses exclude depreciation and amortization of approximately $15.7 million and $13.9 million, respectively.

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal, treasury, accounting, marketing, human resources and the cost of maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III, as discussed in Note 4 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization, which amounts are nominal for all of the periods presented.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(10) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Property taxes	$10,533	$7,025
Capital asset and dismantling obligation	—	4,187
Other current liabilities (interest rate swap)	828	905
Accrued interest	552	885
Other accrued expenses and liabilities(1)	861	1,820

	$12,774	$14,822

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a related party, under the feedstock and shared services agreement. See Note 16 ("Related Party Transactions") for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(11) Nitrogen Fertilizer Incident

        On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. Total costs due to the incident were approximately $11.5 million for repairs and maintenance and other associated costs, of which approximately $4.7 million was capitalized. Approximately $0.1 million and $0.8 million of these costs were recognized during the nine months ended September 30, 2012 and 2011, respectively, and are included in direct operating expenses (exclusive of depreciation and amortization). Amounts recognized for the three months ended September 30, 2012 and 2011 were not material.

        Approximately $8.0 million of insurance proceeds were received under the property damage insurance claim related to this incident. Approximately $1.0 million and $2.5 million of these proceeds were received during the three months ended September 30, 2012 and 2011, respectively. Approximately $1.0 million and $2.7 million of these proceeds were received during the nine months ended September 30, 2012 and 2011, respectively. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization) when received.

        Total proceeds received for insurance indemnity under the business interruption insurance policy related to the incident were approximately $3.4 million, of which approximately $0.5 million and $3.4 million was reported for the three and nine months ending September 30, 2011, respectively. Business interruption insurance proceeds were included in the Consolidated Statements of Operations under Insurance recovery-business interruption.

        As of September 30, 2012, all property damage and business interruption claims have been fully settled with all claims closed.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(12) Credit Facility

        Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2012. There is no scheduled amortization and the credit facility matures in April 2016. The revolving credit facility will be used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership. The Partnership, upon the closing of the credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering.

        Borrowings under the credit facility bear interest at either a Eurodollar rate or a base rate plus in either case a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the credit facility ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. Currently, the interest rate is either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

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

        As of September 30, 2012, CRNF was in compliance with the covenants contained in the credit facility.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(13) Interest Rate Swap (Continued)

The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the credit facility. At September 30, 2012, the effective rate was approximately 4.59%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the unrealized gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense was $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. The realized loss on the interest rate swap reclassified from AOCI into interest expense was $0.7 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for the Partnership's operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Three months ending December 31, 2012	$1,521	$5,675
Year ending December 31, 2013	6,019	28,882
Year ending December 31, 2014	4,660	23,229
Year ending December 31, 2015	4,181	22,782
Year ending December 31, 2016	3,840	23,317
Thereafter	8,206	207,195

	$28,427	$311,080

(1)
The Partnership's purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

        CRNF leases various equipment and facilities, including railcars, under long-term operating leases which expire on various dates. Lease expense for the three months ended September 30, 2012 and 2011 totaled approximately $1.1 million and $1.0 million, respectively. Lease expense for the nine months ended September 30, 2012 and 2011 totaled approximately $3.2 million and $2.9 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire. Additionally, in the normal course of business, the Partnership has long-term commitments to purchase raw materials, electricity and storage and handling services.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

  Litigation

        From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. Management believes the Partnership has accrued for losses for which it may ultimately be responsible. It is possible that management's estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any litigation matters is not expected to have a material adverse effect on the Partnership's results of operations or financial condition. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters are accurate.

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF did not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first nine months of 2012. This property tax expense is reflected as a direct operating expense in the financial results. In February, 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and then filed an appeal to the Kansas Court of Appeals. CRNF is also protesting the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on the results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

  Environmental, Health, and Safety ("EHS") Matters

        CRNF is subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(15) Commitments and Contingencies (Continued)

made for potential recoveries. All liabilities are monitored and adjusted regularly as new facts emerge or changes in law or technology occur.

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

        EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the three months ended September 30, 2012 and 2011 were approximately $64,000 and $12,000, respectively. EHS capital expenditures for the nine months ended September 30, 2012 and 2011 were approximately $0.3 million and $0.2 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

(16) Related Party Transactions

  Registration Rights Agreement

        On August 29, 2012, the Partnership's registration statement on Form S-3 (initially filed on August 17, 2012) was declared effective by the SEC, enabling CRLLC to offer and sell from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units. For the three months ended September 30, 2012, the Partnership recognized approximately $0.4 million in expenses related to this registration statement for the benefit of CRLLC in accordance with CVR Partners' Registration Rights Agreement. This amount included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of the registration statement.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

  Related Party Agreements

        In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the Initial Public Offering. The agreements are described as in effect at September 30, 2012. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Condensed Consolidated Balance Sheets.

  Feedstock and Shared Services Agreement

        CRNF entered into a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock and shared services agreement, CRNF and CRRM have the obligation to transfer excess hydrogen (hydrogen determined not to be needed to meet the current anticipated operational requirements of the facility transferring the hydrogen) to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended September 30, 2012 and 2011, the net sales generated from the sale of hydrogen to CRRM were approximately $0.3 million and $5.7 million, respectively. For the nine months ended September 30, 2012 and 2011, the net sales generated from the sale of hydrogen to CRRM were approximately $6.0 million and $11.8 million, respectively. For the three months ended September 30, 2012 and 2011, CVR Partners also recognized $0.1 million and $ 0.3 million of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery, respectively. For the nine months ended September 30, 2012 and 2011, CVR Partners also recognized $0.2 million and $1.0 million of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery, respectively. At September 30, 2012 and December 31, 2011, there were approximately $0 and $0.1 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales. Payables of $0.1 million and $0 related to the purchase of hydrogen were included in accounts payable on the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively.

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended September 30, 2012 and 2011 were approximately $2,000 and $(25,000), respectively, related to high-pressure steam. Net reimbursed or (paid) direct operating expenses recorded during the nine months ended September 30, 2012 and 2011 were approximately $(42,000) and $(0.2) million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each period on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended September 30, 2012 and 2011 were approximately $0.4 million and $0.3 million, respectively. Reimbursed direct operating expenses associated with nitrogen for the nine months ended September 30, 2012 and 2011 were approximately $1.3 million and $1.0 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.

        The feedstock and shared services agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas stream. For the three months ended September 30, 2012 and 2011, there were net sales of approximately $23,000 and $5,000 generated from the sale of tail gas to CRRM. For the nine months ended September 30, 2012 and 2011, there were net sales of approximately $57,000 and $45,000, respectively, generated from the sale of tail gas to CRRM.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and to provide an additional 15% to cover the cost of capital in the fourth year. At September 30, 2012, there was an asset of approximately $0.2 million included in other current assets, approximately $1.4 million included in other non-current assets, an offset liability of approximately $0.5 million in other current liabilities and approximately $0.5 million of other non-current liabilities in the Condensed Consolidated Balance Sheet.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0 and $0.1 million was reimbursed by CRRM for the use of tank capacity for the three months ended September 30, 2012 and 2011, respectively. Approximately $0.1 million and $0.2 million was reimbursed by CRRM for the use of tank capacity for the nine months ended September 30, 2012 and 2011, respectively. This reimbursement was recorded as a reduction to direct operating expenses.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

        At September 30, 2012 and December 31, 2011, receivables of $0.1 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales. At September 30, 2012 and December 31, 2011, payables of $0.3 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

        Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $2.5 million and $3.4 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $7.8 million and $7.0 million, respectively. Payables of $0.9 million and $1.0 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively.

  Terminal Operating and Lease Agreement

        On May 4, 2012, CRNF entered into an operating and lease agreement with Coffeyville Resources Terminal, LLC ("CRT"), pursuant to which CRNF leases certain premises from CRT located at Phillipsburg, Kansas to be utilized as a UAN terminal. CRT also operates the terminal on behalf of CRNF. The agreement has an initial term of 20 years and will automatically be extended for successive five year renewal periods; provided, CRNF may terminate the agreement at any time by providing 180 days' prior written notice. CRNF pays CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For both the three and nine months ended September 30, 2012, expense incurred related to the terminal agreement totaled approximately $12,000.

  Lease Agreement

        CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the three months ended September 30, 2012 and 2011, expense incurred related to the use of the office and laboratory space totalled approximately $26,000 and $25,000, respectively. For the nine months ended September 30, 2012 and 2011, expense incurred related to the use of the office and laboratory space totalled approximately $78,000 and $76,000, respectively. There were no unpaid amounts with respect to the lease agreement as of September 30, 2012 and December 31, 2011, respectively.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

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

  •
  managing or overseeing litigation and administrative or regulatory proceedings, establishing appropriate insurance policies for the Partnership and providing safety and environmental advice;

  •
  recommending the payment of distributions; and

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

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

        Net amounts incurred under the services agreement for the three months ended September 30, 2012 and 2011 were approximately $2.4 million and $2.5 million, respectively. Of these charges approximately $1.7 million and $2.1 million, respectively, were included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $0.7 million and $0.5 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the nine months ended September 30, 2012 and 2011 were approximately $7.5 million and $7.9 million, respectively. Of these charges approximately $5.2 million and $6.4 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $2.3 million and $1.4 million, respectively, were included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $0.8 million and $1.1 million, respectively, for the three months ended September 30, 2012 and 2011. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $2.4 million and $3.7 million, respectively, for the nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, payables

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

of $2.3 million and $0.7 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

  GP Services Agreement

        The Partnership is party to a GP Services Agreement dated November 29, 2011 between the Partnership, CVR GP and CVR Energy. This agreement allows CVR Energy to engage CVR GP, in its capacity as the Partnership's general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership's general partner and CVR Energy from time to time. As payment for services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the employment of the Partnership's employees who provide CVR Energy services on a part-time basis, as determined by the Partnership's general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. Pursuant to this GP Services Agreement, one of the executive officers at the general partner has performed business development services for CVR Energy from time to time.

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

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

unitholders. The officers of the general partner manage the day-to-day affairs of the Partnership's business.

        The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership incurred for the three months ended September 30, 2012 and 2011 approximately $1.1 million and $0.5 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the nine months ended September 30, 2012 and 2011, approximately $3.0 million and $0.7 million were incurred related to amounts due for reimbursement, respectively. At September 30, 2012 and December 31, 2011, payables of $1.4 million and $0.8 million, respectively, were included in personnel accruals related to personnel costs on the Condensed Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.

  Distributions to CRLLC

        The Partnership distributed $30.5 million and $87.1 million to CRLLC during the three and nine months ended September 30, 2012, respectively, as regular distributions on CRLLC's ownership of common units. The Partnership made cash distributions of approximately $276.7 million to CRLLC prior to and at the time of the Partnership's Initial Public Offering.

  Railcar Lease Agreement

        Since March 2009, the Partnership has leased 200 railcars from American Railcar Leasing LLC, a company controlled by Mr. Carl Icahn, CVR Energy's majority stockholder. The agreement is scheduled to expire on March 31, 2014. For the three and nine months ended September 30, 2012, $0.3 million and $0.8 million, respectively, of rent expense was recorded related to this agreement. These amounts are included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations.

  Icahn Sourcing

        Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. The Partnership is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Partnership will purchase any goods, services or property from any such vendors and the Partnership is under no obligation to do so. The Partnership does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Partnership may purchase a variety of goods and services as members of the buying group at prices

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(unaudited)

(16) Related Party Transactions (Continued)

and terms that the Partnership believes would be more favorable than those which could be achieved on a stand-alone basis.

(17) Fair Value of Financial Instruments

        The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to the immediate short—term maturity of these financial instruments. The carrying value of the Partnership's debt approximates fair value.

        The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of the Partnership's assets and liabilities that fall under the scope of ASC 825, Financial Instruments (ASC825).

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

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$158,180	$—	$—	$158,180
Other current assets (marketable securities)	—	—	—	—

Total Assets	$158,180	$—	$—	$158,180
Other current liabilities (interest rate swap)	$—	$828	$—	$828
Other long-term liabilities (interest rate swap)	$—	$2,186	$—	$2,186

Total Liabilities	$—	$3,014	$—	$3,014

Accumulated other comprehensive loss (interest rate swap)	$—	$3,014	$—	$3,014

CVR PARTNERS, LP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

        As of September 30, 2012 and December 31, 2011, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership's money market accounts and derivative instruments. The carrying value of the Partnership's debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 13 "Interest Rate Swap"). The Partnership had no transfers of assets or liabilities between any of the above levels during the three and nine months ended September 30, 2012.

        The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

(18) Subsequent Events

  Distribution

        On October 26, 2012, the Board of Directors of the Partnership's general partner declared a cash distribution for the third quarter of 2012 to the Partnership's unitholders of $0.496 per unit. The cash distribution will be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

  Turnaround

        The nitrogen fertilizer facility's previously scheduled major turnaround began on October 3, 2012, with ammonia production resuming on October 23, 2012 and UAN production resuming on October 25, 2012. Operating income is impacted negatively by both the expenses associated with the scheduled turnaround and the lost revenue the Partnership would have generated had the nitrogen fertilizer plant not been shut down. Turnaround expenses are recognized as incurred as a component of direct operating expenses. As of September 30, 2012, $0.2 million of turnaround expenses had been incurred. It is estimated that approximately $4.7 million of expenses were incurred in October 2012 associated with the turnaround.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the Securities and Exchange Commission ("SEC") on February 23, 2012. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be attained for any other period.

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. Such factors include, among others:

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

Partnership Overview

Overview

        We are a Delaware limited partnership formed by CVR Energy, Inc. to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Energy's refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Our facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate that has historically commanded a premium price over ammonia. In 2011, we produced 411,189 tons of ammonia, of which approximately 72% was upgraded into 714,130 tons of UAN. For the three and nine months ended September 30, 2012, we produced 104,161 and 302,339 tons of ammonia, respectively, of which approximately 72% and 70%, respectively, was upgraded into 181,861 and 516,465 tons of UAN, respectively.

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

Initial Public Offering

        On April 13, 2011, we completed our Initial Public Offering, pursuant to which 22,080,000 common units, representing approximately 30% of the Partnership's common units, were sold to the public at a price of $16.00 per common unit. The net proceeds to CVR Partners from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership's obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the incentive distribution rights, or IDRs, owned by our general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our new credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $100.0 million to fund our UAN expansion.

Shelf Registration Statement

        On August 29, 2012, the Partnership's registration statement on Form S-3 (initially filed on August 17, 2012), was declared effective by the Securities and Exchange Commission ("SEC"), enabling CRLLC to offer and sell from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

 CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC (the "Offeror"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises") and certain other affiliates of Icahn Enterprises, and Carl C. Icahn (collectively with the Offeror, the "Offeror Parties"). Pursuant to the Transaction Agreement, the Offeror offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "Shares") for a price of $30 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each Share (which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes).

        On May 7, 2012, the Offeror Parties announced that control of CVR Energy had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, the Offeror owned approximately 82.0% of the Shares of CVR Energy as of September 30, 2012.

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

        Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. This pricing volatility has a direct impact on our competitors' cost of producing nitrogen fertilizer. Over the last year, natural gas prices have significantly decreased.

        In order to assess our operating performance, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

        We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2011, approximately 56% of the corn planted in the United States was grown within a $40/UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors' revenues is derived from the lower margin industrial market. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad and we currently do not incur significant intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $25 per ton over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three and nine months ended September 30, 2012, we upgraded approximately 72% and 70%, respectively, of our ammonia production into UAN, a product that presently generates a greater value than ammonia. During 2011, we upgraded approximately 72% of our ammonia production into UAN. UAN production is a major contributor to our profitability.

        The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 87% of direct operating expenses over the 24 months ended September 30, 2012.

        Our largest raw material expense is pet coke, which we purchase from CRRM and third parties. For the three months ended September 30, 2012 and 2011, we spent approximately $3.8 million and $5.6 million, respectively, for pet coke, which equaled an average cost per ton of $30 and $43, respectively. For the nine months ended September 30, 2012 and 2011, we spent approximately $12.9 million and $11.6 million, respectively, for pet coke, which equaled an average cost per ton of $34 and $30, respectively. If pet coke prices rise substantially in the future, we may be unable to increase our prices to recover increased raw material costs, because the price floor for nitrogen fertilizer products is generally correlated with natural gas prices, the primary raw material used by our competitors, and not pet coke prices.

        Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround generally lasts between 13 and 15 days each turnaround year and costs approximately $3.0 million to $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2012, as discussed further below.

Factors Affecting Comparability of Our Financial Results

        Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

  2012 Turnaround

        Our nitrogen fertilizer plant undergoes a planned maintenance turnaround every two years. Turnarounds are a standard procedure that involves a planned shutdown and inspection of our major processing units in order to refurbish, repair and maintain our units as needed. Turnarounds are required to mitigate other unplanned shutdowns that could greatly impact operations if a diligent planned maintenance does not occur as needed. Turnaround expenses are expensed when incurred in direct operating expenses. Operating income is impacted negatively by both the expenses associated with the scheduled turnaround and the lost revenue we would have generated had the nitrogen fertilizer plant not been shut down. The downtime associated with the turnaround will have a significant unfavorable impact to our revenue for the fourth quarter of 2012. We began a turnaround on October 3, 2012, with ammonia production resuming on October 23, 2012 and UAN production resuming on October 25, 2012. The total 2012 turnaround expense is estimated at approximately $4.9 million, of which $0.2 million was recognized in the quarter ended September 30, 2012. The remaining turnaround expenses will be recognized in the fourth quarter of 2012.

  September 2010 UAN Vessel Rupture

        On September 30, 2010, our nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. All operations at our nitrogen fertilizer facility were immediately shut down. No one was injured in the incident.

        Total gross costs related to the incident were approximately $11.5 million for repairs and maintenance and other associated costs. Of the costs incurred, approximately $4.7 million were capitalized. Approximately $8.0 million of insurance proceeds were received related to the property damage insurance claim. The Partnership received approximately $4.3 million in 2010, approximately $2.7 million in 2011 and approximately $1.0 million in 2012 related to the property damage insurance claim. We also recognized income of approximately $3.4 million during 2011 from insurance proceeds received related to our business interruption policy. As of September 30, 2012, the Partnership had received the final insurance payments under applicable insurance policies and those insurance policy claims are closed.

  Fertilizer Plant Property Taxes

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and December 31, 2009, $11.7 million for the year ended December 31, 2010 and $11.4 million for the year ended December 31, 2011. CRNF did not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals, or COTA. However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the first nine months of 2012. This property tax expense is reflected as a direct operating expense in the financial results. In February, 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA (which was denied) and then filed an appeal to the Kansas Court of Appeals. CRNF is also protesting the valuation of the CRNF fertilizer plant for tax years 2009 through 2012, which cases remain pending before COTA. If CRNF is successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then a portion of the accrued and paid property tax expenses would be refunded to CRNF, which could have a material positive effect on the results of operations. If CRNF is not successful in having the nitrogen fertilizer plant reclassified as personal property, in whole or in part, then CRNF expects that it will continue to pay property taxes at elevated rates.

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

  Credit Facility

        On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a credit facility with a group of lenders. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016. The average interest rate for the term loan for the nine months ended September 30, 2012 was 3.94%. See Note 12 to our financial statements for more information regarding the credit facility. In periods prior to the Initial Public Offering, we did not incur interest expense.

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

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron; the Interest Rate Swap agreements commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. The impact recorded for the three months ended September 30, 2012 and 2011 was $0.2 million and $0.1 million, respectively, in interest expense. For the nine months ended September 30, 2012 and 2011, interest expense was $0.7 million and $0.1 million, respectively. For the three months ended September 30, 2012 and 2011 the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.1 million and $2.4 million, respectively. For the nine months ended September 30, 2012 and 2011 the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.6 million and $2.4 million, respectively.

Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and nine months ended September 30, 2012 and 2011. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2011, is unaudited.

	Three Months Ended September 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$75.0	$77.2	$(2.2)	(2.8)%
Cost of product sold—Affiliates(1)	3.2	3.6	(0.4)	(11.1)
Cost of product sold—Third Parties(1)	8.1	7.3	0.8	11.0

	11.3	10.9	0.4	3.7
Direct operating expenses—Affiliates(1)	0.4	0.2	0.2	100.0
Direct operating expenses—Third Parties(1)	20.7	19.9	0.8	4.0

	21.1	20.1	1.0	5.0
Insurance recovery—business interruption	—	(0.5)	0.5	(100.0)
Selling, general and administrative expenses—Affiliates(1)	3.9	3.4	0.5	14.7
Selling, general and administrative expenses—Third Parties(1)	1.2	1.1	0.1	9.1

	5.1	4.5	0.6	13.3
Depreciation and amortization(2)	5.2	4.7	0.5	10.6

Operating income	$32.3	$37.5	$(5.2)	(13.9)
Interest expense and other financing costs	(0.9)	(1.4)	0.5	(35.7)
Interest income	0.1	—	0.1	—
Other income (expense)	0.1	0.2	(0.1)	(50.0)

Total other income (expense)	(0.7)	(1.2)	0.5	(41.7)

Income before income tax expense	31.6	36.3	(4.7)	(12.9)

Income tax expense	—	—	—	—

Net income	$31.6	$36.3	$(4.7)	(12.9)%

EBITDA(3)	$37.6	$42.4	$(4.8)	(11.3)%
Adjusted EBITDA(3)	$39.0	$43.3	$(4.3)	(9.9)%
Available cash for distribution(4)(5)	$36.2	$41.8
Reconciliation of net sales (in millions):
Sales net plant gate	$68.2	$65.5
Freight in revenue	6.5	6.0
Hydrogen and other gases revenue	0.3	5.7

Total net sales	$75.0	$77.2

	Nine Months Ended September 30,		Change from 2011
	2012	2011	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$234.7	$215.3	$19.4	9.0%
Cost of product sold—Affiliates(1)	8.7	8.0	0.7	8.8
Cost of product sold—Third Parties(1)	25.9	20.2	5.7	28.2

	34.6	28.2	6.4	22.7
Direct operating expenses—Affiliates(1)	1.2	1.0	0.2	20.0
Direct operating expenses—Third Parties(1)	65.2	64.4	0.8	1.2

	66.4	65.4	1.0	1.5
Insurance recovery—business interruption	—	(3.4)	3.4	(100.0)
Selling, general and administrative expenses—Affiliates(1)	12.9	13.1	(0.2)	(1.5)
Selling, general and administrative expenses—Third Parties(1)	5.2	4.5	0.7	15.6

	18.1	17.6	0.5	2.8
Depreciation and amortization(2)	15.8	13.9	1.9	13.7

Operating income	$99.8	$93.6	$6.2	6.6
Interest expense and other financing costs	(3.1)	(2.6)	(0.5)	19.2
Interest income	0.2	0.1	0.1	100.0
Other income (expense)	0.1	0.1	—	—

Total other income (expense)	(2.8)	(2.4)	(0.4)	16.7

Income before income tax expense	97.0	91.2	5.8	6.4

Income tax expense	0.1	—	0.1	—

Net income	$96.9	$91.2	$5.7	6.3%

EBITDA(3)	$115.7	$107.6	$8.1	7.5%
Adjusted EBITDA(3)	$121.1	$114.0	$7.1	6.2%
Available cash for distribution(4)(5)	$118.3	$71.5
Reconciliation of net sales (in millions):
Sales net plant gate	$211.1	$187.3
Freight in revenue	17.6	16.1
Hydrogen and other gases revenue	6.0	11.9

Total net sales	$234.7	$215.3

	As of September 30, 2012	As of December 31, 2011
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$180.3	$237.0
Working capital	160.9	229.4
Total assets	653.2	659.3
Total debt	125.0	125.0
Partners' Capital	465.9	489.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$44.9	$57.7	$124.8	$107.9
Investing activities	(17.2)	(2.0)	(56.4)	(7.8)
Financing activities	(43.8)	(30.0)	(125.1)	112.7

Net cash flow	$(16.1)	$25.7	$(56.7)	$212.8

Capital expenditures	$18.2	$4.5	$57.4	$10.5

(1)
Amounts are shown exclusive of depreciation and amortization.

(2)
Depreciation and amortization is comprised of the following components as excluded from direct operating expenses and cost of product sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$5.2	$4.7	$15.7	$13.9
Depreciation and amortization excluded from cost of product sold	—	—	0.1	—

Total depreciation and amortization	$5.2	$4.7	$15.8	$13.9

(3)
EBITDA is defined as net income before income tax expense, net interest (income) expense and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA adjusted for the impact of share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. We present Adjusted EBITDA because it is a key measure used in material covenants in our credit facility. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income as a measure of our liquidity. Management believes that EBITDA and Adjusted EBITDA enable investors and analysts to better understand our liquidity and our compliance with the covenants contained in our credit facility.

        A reconciliation of Net income to EBITDA and to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income	$31.6	$36.3	$96.9	$91.2
Add:
Interest expense, net	0.8	1.4	2.9	2.5
Income tax expense	—	—	0.1	—
Depreciation and amortization	5.2	4.7	15.8	13.9

EBITDA	37.6	42.4	115.7	107.6
Major scheduled turnaround expense	0.2	—	0.2	—
Share-based compensation	1.2	0.9	5.2	6.4

Adjusted EBITDA	$39.0	$43.3	$121.1	$114.0

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

        Below is a table reconciling the available cash for distribution for the three months ended September 30, 2012:

Three Months Ended September 30, 2012
(in millions, except per unit data)
Cash flows from operations	$44.9
Adjustments:
Plus: Deferred revenue balance at June 30, 2012	4.4
Less: Deferred revenue balance at September 30, 2012	(10.4)
Less: Maintenance capital expenditures	(1.6)
Less: Cash reserves for accrued expenses	(2.1)
Plus: Insurance reimbursements for proceeds included in investing activities	1.0

Available cash for distribution	$36.2

Available cash for distribution, per unit	$0.496
Common units outstanding	73,046

        The tables below provide an overview of our results of operations, relevant market indicators and key operating statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	104.2	102.7	302.3	310.4
Ammonia (net available for sale)(1)	29.4	25.9	89.3	89.3
UAN	181.9	185.8	516.5	535.8
Petroleum coke consumed (thousand tons)	126.9	131.2	377.7	391.0
Petroleum coke (cost per ton)	$30	$43	$34	$30
Sales (thousand tons):
Ammonia	30.2	22.6	89.5	83.5
UAN	175.1	179.2	510.5	524.7
Product pricing (plant gate) (dollars per ton)(2):
Ammonia	$578	$568	$586	$569
UAN	290	294	311	266
On-stream factors(3):
Gasification	99.1%	99.2%	97.2%	99.5%
Ammonia	98.4%	98.6%	96.0%	98.0%
UAN	96.9%	97.0%	92.4%	95.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$2.89	$4.06	$2.58	$4.21
Ammonia—Southern Plains (dollars per ton)	$677	$619	$616	$609
UAN—Mid Cornbelt (dollars per ton)	$356	$401	$372	$373

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

        Net Sales.    Net sales were $75.0 million for the three months ended September 30, 2012 compared to $77.2 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, ammonia and UAN made up $18.1 million and $56.6 million of our net sales, respectively. This compared to ammonia and UAN net sales of $13.3 million and $58.2 million, respectively, for the three months ended September 30, 2011. The decrease of $2.2 million was the result of lower hydrogen sales combined with decreased UAN volume and price partially offset by higher ammonia sales volumes and prices. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the three months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	30,197	$601	$18.1	22,606	$589	$13.3	7,591	$4.8	$0.4	$4.4
UAN	175,059	$323	$56.6	179,244	$324	$58.2	(4,185)	$(1.6)	$(0.2)	$(1.4)
Hydrogen	30,809	$9	$0.3	528,593	$11	$5.7	(497,784)	$(5.4)	$—	$(5.4)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in ammonia sales volume for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to higher ammonia production resulting from lower hydrogen sales to the refinery. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.1%, 98.4% and 96.9%, respectively, on-stream for the three months ended September 30, 2012. On-stream rates for the third quarter of 2011 were 99.2%, 98.6% and 97.0%, for the gasification, ammonia and UAN units, respectively.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 increased 1.8% for ammonia and decreased 1.4% for UAN.

        Cost of Product Sold.    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the three months ended September 30, 2012 was $11.3 million compared to $10.9 million for the three months ended September 30, 2011. The increase of $0.4 million is the result of higher third-party costs of $0.8 million associated with higher freight costs, distribution costs, third-party pet coke costs and lower third-party pet coke volumes partially offset by lower affiliate costs of $0.4 million due to reduced pet coke costs from CVR Energy's refinery.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2012 were $21.1 million as compared to $20.1 million for the three months ended September 30, 2011, due to lower insurance proceeds received for the reactor rupture in 2012.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $5.1 million for the three months ended September 30, 2012, as compared to $4.5 million for the three months ended September 30, 2011. The increase of $0.6 million for the three months ended September 30, 2012 over the comparable period in 2011 was primarily attributable to an increase in personnel expense reimbursements to our general partner of $0.5 million and increases in share-based compensation and variable compensation of $0.4 million partially offset by $0.4 million of lower reimbursements under the services agreement to CVR Energy.

        Operating Income.    Operating income was $32.3 million for the three months ended September 30, 2012 as compared to operating income of $37.5 million for the three months ended September 30, 2011. This decrease of $5.2 million was primarily the result of the decrease in nitrogen fertilizer margin of $2.6 million associated primarily with lower UAN sales volume, an increase in direct operating costs (exclusive of depreciation and amortization) of $1.0 million, an increase in selling, general and administrative expenses (exclusive of depreciation and amortization) of $0.6 million, an increase in depreciation and amortization of $0.5 million and a decrease in insurance recovery of $0.5 million.

        Interest Expense.    Interest expense for the three months ended September 30, 2012 and 2011 was approximately $0.9 million and $1.4 million, respectively. Interest expense for the three months ended September 30, 2012 was attributable to bank interest expense of $1.3 million on the $125.0 million term loan facility, $0.3 million of deferred financing amortization and $0.2 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $0.9 million.

        Income Tax Expense.    Income tax expense for the three months ended September 30, 2012 and 2011 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

        Net Sales.    Net sales were $234.7 million for the nine months ended September 30, 2012 compared to $215.3 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, ammonia and UAN made up $54.2 million and $174.5 million of our net sales, respectively. This compared to ammonia and UAN net sales of $49.0 million and $154.4 million, respectively, for the nine months ended September 30, 2011. The increase of $19.4 million was the result of higher average plant gate prices for both ammonia and UAN and higher sales unit volumes for ammonia, partially offset by lower sales unit volumes for UAN and reduced hydrogen sales to CVR Energy's refinery. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the nine months ended September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	89,477	$605	$54.2	83,510	$587	$49.0	5,967	$5.2	$1.7	$3.5
UAN	510,520	$342	$174.5	524,670	$294	$154.4	(14,150)	$20.1	$24.3	$(4.2)
Hydrogen	593,466	$10	$6.0	1,159,090	$10	$11.8	(565,624)	$(5.8)	$(0.1)	$(5.7)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 97.2%, 96.0% and 92.4%, respectively, on-stream for the nine months ended September 30, 2012. On-stream rates for the nine months ended September 30, 2011 were 99.5%, 98.0% and 95.9%, for the gasification, ammonia and UAN units, respectively. Lower on-stream factors were the result of downtime related to repairs for each of the units. This downtime resulted in decreased UAN production and related reduced sales volumes.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the nine months ended September 30, 2012 were higher for both ammonia and UAN over the comparable period of 2011, increasing 3.0% and 16.7% respectively. The price increases reflect strong farm belt market conditions.

        Cost of Product Sold.    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the nine months ended September 30, 2012 was $34.6 million compared to $28.2 million for the nine months ended September 30, 2011. The increase of $6.4 million is the result of higher third-party costs of $5.7 million associated with increased freight costs and higher third-party pet coke costs, higher affiliate costs of $0.7 million associated with higher pet coke costs and increased distribution costs of $1.0 million partially offset by lower hydrogen costs of $0.8 million.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2012 of $66.4 million were comparable to $65.4 million for the nine months ended September 30, 2011.

        Insurance Recovery—Business Interruption.    During the nine months ended September 30, 2011, we recorded insurance proceeds under insurance coverage for interruption of business of $3.4 million related to the September 30, 2010 UAN vessel rupture. There were no proceeds received in the first nine months of 2012.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $18.1 million for the nine months ended September 30, 2012, as compared to $17.6 million for the nine months ended September 30, 2011. The increase of $0.5 million is a result of an increase in personnel expense reimbursements to our general partner of $2.3 million, higher other selling, general and administrative expenses (exclusive of depreciation and amortization) of $0.4 million and increased public relations costs of $0.3 million, partially offset by lower share based compensation of $1.3 million and lower reimbursements under the services agreement to CVR Energy of $1.2 million.

        Operating Income.    Operating income was $99.8 million for the nine months ended September 30, 2012 as compared to operating income of $93.6 million for the nine months ended September 30, 2011. This increase of $6.2 million was primarily the result of the increase in nitrogen fertilizer margin associated primarily with pricing, partially offset by an increase to the cost of products sold (exclusive of depreciation and amortization), a decrease in insurance recovery of $3.4 million and increased depreciation and amortization expense of $1.9 million.

        Interest Expense.    Interest expense for the nine months ended September 30, 2012 was $3.1 million as compared to $2.6 million for the nine months ended September 30, 2011. The increase of approximately $0.5 million was primarily attributable to an increase in bank interest expense of $1.2 million on the $125.0 million term loan facility and increased interest expense associated with the interest rate swap of approximately $0.6 million partially offset by increased capitalized interest of $1.2 million in 2012. The increase in bank interest expense resulted from the Partnership entering into their credit facility on April 13, 2011.

        Income Tax Expense.    Income tax expense for the nine months ended September 30, 2012 and 2011 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

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

        Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy anticipated commitments for the next twelve months and that the net proceeds remaining from our Initial Public Offering and borrowings under our credit facility will be adequate to fund our planned capital expenditures, including the UAN expansion, for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control. Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, modify the terms of our existing debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

  Cash Balance and Other Liquidity

        As of September 30, 2012, we had cash and cash equivalents of $180.3 million, including $10.4 million of customer advances. Working capital at September 30, 2012 was $160.9 million, consisting of $220.5 million in current assets and $59.6 million in current liabilities. Working capital at December 31, 2011 was $229.4 million, consisting of $271.9 million in current assets and $42.5 million in current liabilities. As of October 31, 2012, we had cash and cash equivalents of $172.0 million.

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

        Borrowings under the credit facility bear interest based on a pricing grid determined by a trailing four quarter leverage ratio. Pricing for borrowings under the credit facility is currently the Eurodollar rate plus a margin of 3.50%, or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF and all of the capital stock of CRNF and each domestic subsidiary owned by CVR Partners or CRNF. CRNF is the borrower under the credit facility. All obligations under the credit facility are unconditionally guaranteed by CVR Partners and substantially all of our future, direct and indirect, domestic subsidiaries.

        As of September 30, 2012, no amounts were drawn under the $25.0 million revolving credit facility.

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

  Voluntary Prepayments/Commitment Reductions

        At any time, we may voluntarily reduce the unutilized portion of the revolving commitment amount, or prepay, in whole or in part, outstanding amounts under our credit facility without premium or penalty other than customary "breakage" costs with respect to Eurodollar rate loans.

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

        As of September 30, 2012, we were in compliance with the covenants under the credit facility.

  Interest Rate Swap

        Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. These Interest Rate Swap agreements commenced August 12, 2011. The impact recorded for the three months ended September 30, 2012 and 2011 is $0.2 million and $0.1 million, respectively, in interest expense. Approximately $0.7 million and $0.1 million in interest expense was recorded for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, the Partnership recorded losses of $0.1 million and $2.4 million, respectively, in the fair market value on the interest rate swaps. For the nine months ended September 30, 2012 and 2011, the Partnership recorded losses of $0.6 million and $2.4 million, respectively, in the fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities as of September 30, 2012 is $3.0 million. This amount is unrealized and included in accumulated other comprehensive income.

  Capital Spending

        Our total capital expenditures for the nine months ended September 30, 2012 totaled $57.4 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $57.4 million spent for the nine months ended September 30, 2012, $3.1 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.

        We expect to spend $90.0 million to $105.0 million on capital expenditures in 2012, excluding capitalized interest. Of this amount, $6.5 million to $8.0 million will be spent on maintenance projects and $85.0 million to $95.0 million will be spent on growth projects including $75.0 million to $80.0 million on the UAN expansion project.

        Using a portion of the proceeds of our Initial Public Offering and our term loan borrowings, we moved forward with our UAN expansion project, which will allow us the flexibility to upgrade all of our ammonia production to UAN. Inclusive of capital spent prior to our Initial Public Offering, we now anticipate that the total capital spend associated with the UAN expansion will approximate $125.0 million. As of September 30, 2012, approximately $92.8 million had been spent, including $49.2 million which was spent during the nine months ended September 30, 2012. It is anticipated that the UAN expansion will be completed by January 1, 2013.

        In October 2011, the board of directors of our general partner approved a UAN terminal project for the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities located in Phillipsburg, Kansas. The property that this terminal was constructed on is owned by a subsidiary of CVR Energy, Coffeyville Resources Terminal, LLC, who operates the terminal. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The UAN terminal is substantially complete and is currently operational at an estimated cost of approximately $1.9 million.

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

        The Partnership did not make quarterly distributions to unitholders prior to the closing of the Initial Public Offering.

        The following is a summary of cash distributions paid to unitholders during 2012 for the respective quarters to which the distributions relate:

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012 YTD
	($ in millions except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$87.1
Amounts paid to public unitholders	13.0	11.6	13.3	37.9

Total amount paid	$42.9	$38.2	$43.8	$125.0

Per common unit	$0.588	$0.523	$0.600	$1.711

Common units outstanding	73,030,936	73,030,936	73,043,356

        On October 26, 2012, the Board of Directors of the Partnership's general partner declared a cash distribution for the third quarter of 2012 to the Partnership's unitholders of $0.496 per unit. The cash distribution will be paid on November 14, 2012 to unitholders of record at the close of business on November 7, 2012.

2012 Turnaround

        The nitrogen fertilizer facility's previously scheduled major turnaround began on October 3, 2012, with ammonia production resuming on October 23, 2012 and UAN production resuming on October 25, 2012. The turnaround cost was approximately $4.9 million, which was funded from operating cash flow. Operating income and cash flows in the fourth quarter will be negatively impacted by both the operating expenses and the lost revenues that we would have generated had the nitrogen fertilizer plant not been shut down.

Cash Flows

        The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Net cash provided by (used in):
Operating activities	$124.8	$107.9
Investing activities	(56.4)	(7.8)
Financing activities	(125.1)	112.7

Net increase (decrease) in cash and cash equivalents	$(56.7)	$212.8

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows provided by operating activities for the nine months ended September 30, 2012 was $124.8 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $96.9 million which was driven by a strong fertilizer price environment and favorable impacts to working capital. With respect to other working capital for the nine months ended September 30, 2012, the primary sources of cash were an increase to accrued expenses and other current liabilities of $3.8 million and an increase in deferred revenue of $1.4 million. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. For the nine months ended September 30, 2012, trade working capital increased our operating cash flow by $2.6 million and was primarily attributable to an increase in accounts payable of $7.7 million, an increase in inventory of $6.5 million and a decrease in accounts receivable of $1.4 million.

        Net cash flows provided by operating activities for the nine months ended September 30, 2011 was $107.9 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $91.2 million which was driven by a strong fertilizer price environment, high on-stream factors, and favorable impacts to other working capital. With respect to other working capital for the nine months ended September 30, 2011, the primary sources of cash were an increase in business interruption proceeds of $3.4 million, a decrease to prepaid expenses of $2.8 million and an increase of $1.9 million in deferred revenue. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. For the nine months ended September 30, 2011, trade working capital decreased our operating cash flow by $13.3 million and was primarily attributable to an increase in inventory of $6.0 million, coupled with a decrease in accounts payable of $4.7 million and an increase in accounts receivable of $2.6 million.

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the nine months ended September 30, 2012 was $56.4 million compared to $7.8 million for the nine months ended September 30, 2011. The increase in capital expenditures to $57.4 million for the nine months ended September 30, 2012 was primarily associated with the UAN expansion. For the nine months ended September, 2012 and 2011, capital expenditures were partially offset by approximately $1.0 million and $2.7 million, respectively, of insurance proceeds received in connection with the rupture of the high-pressure UAN vessel.

  Cash Flows Used in Financing Activities

        Net cash flows used in financing activities for the nine months ended September 30, 2012 was $125.1 million, compared to net cash flows from financing activities for the nine months ended September 30, 2011 of $112.7 million. The net cash used in financing activities for the nine months ended September 30, 2012 was primarily attributable to quarterly cash distributions. For the nine months ended September 30, 2011, the net cash provided was attributable to the proceeds from the issuance of the long-term debt of $125.0 million and the $324.9 million of proceeds from the Initial Public Offering, offset by the $276.7 million distributed to our affiliates, as well as the quarterly cash distribution for the second quarter 2011 paid to the common unitholders in the third quarter of $29.7 million and the $26.0 million purchase of our general partner's incentive distribution rights.

Capital and Commercial Commitments

        We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of September 30, 2012 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following September 30, 2012 and thereafter.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(unaudited) (in millions)
Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$—	$125.0	$—
Operating leases(2)	28.4	1.5	6.0	4.7	4.2	3.8	8.2
Unconditional purchase obligations(3)	55.3	3.0	12.0	6.3	6.3	6.4	21.3
Unconditional purchase obligations with affiliates(4)	255.8	2.7	16.8	17.0	16.5	16.9	185.9
Interest payments(5)	16.9	1.2	4.8	4.8	4.8	1.3	—

Total	$481.4	$8.4	$39.6	$32.8	$31.8	$153.4	$215.4

(1)
We entered into a credit facility in connection with the closing of the Initial Public Offering. The credit facility includes a $125.0 million term loan, which was fully drawn at closing, and a $25.0 million revolving credit facility, which was undrawn at September 30, 2012. The table assumes no amounts are outstanding under the revolving credit facility.

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

(5)
Interest payments are based on the current interest rate at September 30, 2012.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as defined within the rules and regulations of the SEC.

 Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively. The provisions of ASU 2011-04 were effective for interim and annual periods beginning after December 15, 2011. We adopted this standard as of January 1, 2012. The adoption of this standard did not impact the condensed consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended former comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 2011 and was to be applied retrospectively. In December 2011, FASB issued ASU 2011-11, which deferred the effective date of the changes in ASU 2011-05 that related to the presentation of reclassification adjustments to again consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. We adopted this standard as of January 1, 2012. The adoption of this standard expanded the condensed consolidated financial statements and footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11") which required new disclosure standards to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for interim and annual periods beginning January 1, 2013. We believe this standard will expand the Partnership's condensed consolidated financial statement footnote disclosures.

Critical Accounting Policies

        Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2011. No modifications have been made to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements totals $62.5 million (split evenly between the two agreement dates) and commenced on August 12, 2011 and expires on February 12, 2016. Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR calculated under the credit facility. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the hedged transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

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

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and is accumulated and communicated to our management, including our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

  Changes in Internal Control Over Financial Reporting

        There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

Item 1.    Legal Proceedings

        See Note 15 ("Commitments and Contingencies") to Part I, Item I of this Form 10-Q, which is incorporated by reference into this Part II, Item 1, for a description of the property tax litigation contained in "Litigation."

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table below sets forth information regarding repurchases of our common units during the nine months ended September 30, 2012. These represent common units that employees and directors elected to surrender to the Company to satisfy certain minimum tax withholding and other tax obligations upon the vesting of units. The Company does not consider this to be a unit buyback program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
June 1, 2012 to June 30, 2012	4,467	$20.01	—	—
July 1, 2012 to July 31, 2012	—	—	—	—
August 1, 2012 to August 31, 2012	1,130	$25.45	—	—
September 1, 2012 to September 30, 2012	—	—	—	—

Total	5,597	$21.11	—	—

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.1*	Third Amended and Restated Employment Agreement, dated as of July 27, 2012, between CVR Energy, Inc. and Susan M. Ball.
31.1*	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information for CVR Partners, LP's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 6, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statement of Partners' Capital and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.**

*
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

CVR Partners, LP
By: CVR GP, LLC, its general partner
November 6, 2012	By:	/s/ JOHN J. LIPINSKI Executive Chairman (Principal Executive Officer)
November 6, 2012	By:	/s/ BYRON R. KELLEY Chief Executive Officer (Principal Executive Officer)
November 6, 2012	By:	/s/ SUSAN M. BALL Chief Financial Officer (Principal Financial Officer)