Form 10-K
period 2012-12-31
CVR PARTNERS, LP
filed 2013-03-01
CIK 1425292

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-35120

CVR Partners, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2677689 (I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of principal executive offices)	77479 (Zip Code)

(281) 207-3200
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 29, 2012 (the last business day of the registrant's second fiscal quarter) was $526,206,748.

          Indicate the number of units outstanding of each of the registrant's classes of common units, as of the latest practicable date.

          Common units held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common units as of June 29, 2012 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at February 25, 2013
Common unit representing limited partner interests	73,065,143 units

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2012 (this "Report").

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.
Blue Johnson	Blue, Johnson & Associates, Inc.
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
CVR Refining
CVR Refining, LP, a publicly traded limited partnership listed on the New York Stock Exchange under the ticker symbol "CVRR," which currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma and ancillary businesses.
ethanol
A clear, colorless, flammable oxygenated hydrocarbon. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.

farm belt	Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.
feedstocks	Petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, which are produced by a refinery.
general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources.
Initial Public Offering	The initial public offering of CVR Partners, LP common units that closed on April 13, 2011.
MMbtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.
MSCF	One thousand standard cubic feet, a customary gas measurement.
NYSE	The New York Stock Exchange.
on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.
OSHA	Federal Occupational Safety and Health Act.
pet coke	Petroleum coke — a coal-like substance that is produced during the refining process.
plant gate price	The unit price of fertilizer, in dollars per ton, offered on a delivered basis, and excluding shipment costs.
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
slag	A glasslike substance removed from the gasifier containing the metal impurities originally present in pet coke.
slurry	A byproduct of the fluid catalytic cracking process that is sold for further processing or blending with fuel oil.
spot market	A market in which commodities are bought and sold for cash and delivered immediately.

syngas	Synthesized gas — a mixture of gases (largely carbon monoxide and hydrogen) that results from gasifying carbonaceous feedstock such as pet coke.
throughput	The volume processed through a unit.
ton	One ton is equal to 2,000 pounds.
turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.
UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.
wheat belt	The primary wheat producing region of the United States, which includes Oklahoma, Kansas, North Dakota, South Dakota and Texas.

PART I

Item 1.    Business

Overview

        CVR Partners, LP ("CVR Partners," the "Partnership," "we," "us," or "our") is a Delaware limited partnership formed by CVR Energy to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Refining's refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer.

        We produce and distribute nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. Our principal products are ammonia and UAN. These products are manufactured at our facility in Coffeyville, Kansas. Our product sales are heavily weighted toward UAN and all of our products are sold on a wholesale basis.

        Our facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit and a gasifier complex with built-in redundancy having a capacity of 84 million standard cubic feet per day of hydrogen. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2012, we produced 390,017 tons of ammonia, of which approximately 68% was upgraded into 643,813 tons of UAN.

        We are expanding our existing asset base and utilizing the experience of our and CVR Energy's management teams to execute our growth strategy, which includes expanding production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons per year, or approximately 50%, was completed in February and is scheduled to be at full operating rates in March 2013. CVR Energy, which indirectly owns our general partner and approximately 70% of our outstanding common units, also indirectly owns the general partner and 81.3% of the common units of CVR Refining. CVR Refining currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma, and ancillary businesses.

        The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. We believe our nitrogen fertilizer business has historically been a lower cost producer and marketer of ammonia and UAN fertilizers in North America. During the past five years, over 70% of the pet coke consumed by our plant was produced and supplied by CVR Refining's Coffeyville crude oil refinery pursuant to a renewable long-term agreement.

        We generated net sales of $302.3 million, $302.9 million and $180.5 million and net income of $112.2 million, $132.4 million and $33.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

 Organizational Structure and Related Ownership

        The following chart illustrates our organizational structure.

Raw Material Supply

        The nitrogen fertilizer facility's primary input is pet coke. Pet coke is produced as a byproduct of a refinery's coker unit process. In order to refine heavy or sour crude oil, which are lower in cost and more prevalent than higher quality crude oil, refiners use coker units, which enables refiners to further upgrade heavy crude oil. Our fertilizer plant is located in Coffeyville, Kansas, which is part of the Midwest pet coke market. The Midwest pet coke market is not subject to the same level of pet coke price variability as is the Texas Gulf Coast pet coke market, where daily production exceeds 40,000 tons per day. Our average daily pet coke demand from 2010-2012 was approximately 1,400 tons per day. Given the fact that the majority of our third-party pet coke suppliers are located in the Midwest, our geographic location gives us (and our similarly located competitors) a transportation cost advantage over our U.S. Gulf Coast market competitors.

        During the past five years, over 70% of our pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery, pursuant to a renewable long-term agreement. Historically we have obtained the remainder of our pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, the Partnership entered a pet coke supply agreement with HollyFrontier Corporation. The initial term ends in December 2013 and is subject to renewal. If necessary, the gasifier can also operate on low grade coal as an alternative, which provides an additional raw material source. There are significant supplies of low grade coal within a 60-mile radius of our nitrogen fertilizer plant.

        Linde LLC ("Linde") owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to our gasifiers for a monthly fee. We provide and pay for all utilities required for operation of the air separation plant. The air separation plant has not experienced any long-term operating problems; however, CVR Energy maintains, for our benefit, contingent business interruption insurance with a $107.0 million limit for any interruption that results in a loss of production from an insured peril. The agreement with Linde provides that if our requirements for liquid or gaseous oxygen, liquid or gaseous nitrogen or clean dry air exceed specified instantaneous flow rates by at least 10%, we can solicit bids from Linde and third parties to supply our incremental product needs. We are required to provide notice to Linde of the approximate quantity of excess product that we will need and the approximate date by which we will need it; we and Linde will then jointly develop a request for proposal for soliciting bids from third parties and Linde. The bidding procedures may be limited under specified circumstances. The agreement with Linde expires in 2020.

        We import start-up steam for the nitrogen fertilizer plant from CVR Refining's adjacent crude oil refinery, and then export steam back to the crude oil refinery once all of our units are in service. We have entered into a feedstock and shared services agreement with a subsidiary of CVR Refining, which regulates, among other things, the import and export of start-up steam between the adjacent refinery and the nitrogen fertilizer plant. Monthly charges and credits are recorded with the steam valued at the natural gas price for the month.

Production Process

        Our nitrogen fertilizer plant was built in 2000 with two separate gasifiers to provide redundancy and reliability. It uses a gasification process licensed from an affiliate of the General Electric Company ("General Electric"), to convert pet coke to high purity hydrogen for a subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from CVR Refining's crude oil refinery and third-party sources and converting it into approximately 1,200 tons per day of ammonia. A majority of the ammonia is converted to approximately 2,000 tons per day of UAN. Typically 0.41 tons of ammonia are required to produce one ton of UAN.

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

        The hydrogen is reacted with nitrogen from the air separation unit in the ammonia unit to form the ammonia product. A large portion of the ammonia is converted to UAN. In 2012, we produced 390,017 tons of ammonia, of which approximately 68% was upgraded into 643,813 tons of UAN.

        We schedule and provide routine maintenance to our critical equipment using our own maintenance technicians. Pursuant to a technical services agreement with General Electric, which licenses the gasification technology to us, General Electric provides technical advice and technological updates from their ongoing research as well as other licensees' operating experiences. The pet coke gasification process is licensed from General Electric pursuant to a perpetual license agreement that is fully paid. The license grants us perpetual rights to use the pet coke gasification process on specified terms and conditions.

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

        Ammonia and UAN are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. We lease and own a fleet of railcars for use in product delivery, and also negotiate with distributors that have their own leased railcars to utilize these assets to deliver products. We operate two truck loading and four rail loading racks for each of ammonia and UAN, with an additional four rail loading racks for UAN. We own all of the truck and rail loading equipment at our nitrogen fertilizer facility. We utilize a two million gallon UAN storage tank and related truck and rail car load-out facilities located in Phillipsburg, Kansas. The property that this terminal was constructed on is owned by a subsidiary of CVR Refining, Coffeyville Resources Terminal, LLC, which operates the terminal. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The UAN terminal is complete and is currently operational.

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

        We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that we propose. We use this program to varying degrees during the year and between years depending on market conditions. We have the flexibility to decrease or increase forward sales depending on our view as to whether price environments will be increasing or decreasing. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. As of December 31, 2012, we have sold forward 6,740 tons of ammonia at an average netback of $700 and 229,213 tons of UAN at an average netback of $298 for shipment over the next six months. As of December 31, 2012, $1.0 million of our forward sales are prepaid sales, which means we received payment for such product in advance of delivery. Cash received as a result of prepayments is recognized as deferred revenue on our balance sheet upon receipt; revenue and resultant net income and EBITDA are recorded as the product is actually delivered.

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

        For the year ended December 31, 2012, the top five ammonia customers in the aggregate represented 63% of our ammonia sales, and the top five UAN customers in the aggregate represented 38.7% of our total UAN sales. Our top two fertilizer customers on a consolidated basis, Gavilon Fertilizer, LLC and United Suppliers, Inc. accounted for approximately 10.5% and 9.8%, respectively of our net sales.

Competition

        We have experienced and expect to continue to meet significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. See "Risk Factors — Risks Related to Our Business — Nitrogen fertilizer products are global commodities, and we face intense competition from other nitrogen fertilizer producers."

        Competition in our industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. We maintain a large fleet of leased and owned rail cars and seasonally adjust inventory to enhance our manufacturing and distribution operations.

        Our major competitors include Agrium, Koch Nitrogen, Potash Corporation and CF Industries. Domestic competition is intense due to customers' sophisticated buying tendencies and production strategies that focus on cost and service. Also, foreign competition exists from producers of fertilizer products manufactured in countries with lower cost natural gas supplies. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.

        Based on Blue Johnson data regarding total U.S. use of UAN and ammonia, we estimate that our UAN production in 2012 represented approximately 5% of the total U.S. UAN use and that the net ammonia produced and marketed at our facility represented less than 1% of the total U.S. ammonia use.

Seasonality

        Because we primarily sell agricultural commodity products, our business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. As a result, we typically generate greater net sales in the first half of the calendar year, which we refer to as the planting season, and our net sales tend to be lower during the second half of each calendar year, which we refer to as the fill season. In addition, the demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers who make planting decisions based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer they apply depend on factors like crop prices, farmers' current liquidity, soil conditions, weather patterns and the types of crops planted.

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

  The Federal Clean Air Act

        The federal Clean Air Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect us through the federal Clean Air Act's permitting requirements and emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain substances. Some or all of the standards promulgated pursuant to the federal Clean Air Act, or any future promulgations of standards, may require the installation of controls or changes to our nitrogen fertilizer facility in order to comply. If new controls or changes to operations are needed, the costs could be significant. In addition, failure to comply with the requirements of the federal Clean Air Act and its implementing regulations could result in fines, penalties or other sanctions.

        The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our operations. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review. We have incurred, and expect to continue to have to make substantial capital expenditures to attain or maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future. The U.S. Environmental Protection Agency (the "EPA") recently finalized revisions to the New Source Performance Standards for nitric acid plants. We do not expect to incur capital expenditures or any significant additional operational expenses associated with the revised standards.

  Release Reporting

        The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. We periodically experience releases of hazardous or extremely hazardous substances from our equipment. We experienced more significant releases in August 2007 due to the failure of a high pressure pump and in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Our facility periodically has excess emission events from flaring and other planned and unplanned startup, shutdown and malfunction events. Such releases are reported to the EPA and relevant state and local agencies. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with release reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act. If we fail to properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

  Greenhouse Gas Emissions

        Various regulatory and legislative measures to address greenhouse gas emissions (including carbon dioxide, or CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the authority granted to it under the federal Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their greenhouse gas emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting greenhouse gas emissions from our nitrogen fertilizer plant. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which establishes new greenhouse gas emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration, or PSD, and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, the facility is required to undergo PSD review and evaluate and implement or install best available control technology, or BACT, for its greenhouse gas emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification at our nitrogen fertilizer plant, subject to the PSD or Title V permitting process after July 2011, which results in a significant expansion of production at our nitrogen fertilizer plant and a significant increase in greenhouse gas emissions, may require us to install BACT for our greenhouse gas emissions as part of the permitting process. We do not currently believe that any currently anticipated projects at our nitrogen fertilizer plant will result in a significant increase in greenhouse gas emissions triggering the need to install BACT controls.

        During a State of the Union address in February 2013, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

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

        Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

  Environmental Remediation

        Under CERCLA, the Resource Conservation and Recovery Act ("RCRA"), and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

  Environmental Insurance

        We are covered by CVR Energy's premises pollution liability insurance policies with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $5.0 million. The policies include business interruption coverage, subject to a 10-day waiting period deductible. This insurance expires on July 1, 2013. The policies insure specific covered locations, including our nitrogen fertilizer facility. The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or depositing waste. The policies cover any claim made during the policy period as long as the pollution conditions giving rise to the claim commenced on or after March 3, 2004. The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution condition claim, and there can be no assurance such claim will be adequately insured for all potential damages.

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

Safety, Health and Security Matters

        We are subject to a number of federal and state laws and regulations related to safety, including OSHA, and comparable state statutes, the purpose of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.

        We operate a comprehensive safety, health and security program, with participation by employees at all levels of the organization. We have developed comprehensive safety programs aimed at preventing OSHA recordable incidents. Despite our efforts to achieve excellence in our safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. We routinely audit our programs and consider improvements in our management systems.

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

Employees

        As of December 31, 2012, we had 134 direct employees. These employees operate our facilities at the nitrogen fertilizer plant level and are directly employed and compensated by us. These employees are covered by health insurance, disability and retirement plans established by CVR Energy. None of our employees are unionized, and we believe that our relationship with our employees is good.

        We also rely on the services of employees of CVR Energy in the operation of our business pursuant to a services agreement among us, CVR Energy and our general partner. CVR Energy provides us with the following services under the agreement, among others:

  •
  services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, including chief operating officer, chief financial officer, general counsel, and vice president for environmental, health and safety, except that those who serve in such capacities under the agreement serve us on a shared, part-time basis only, unless we and CVR Energy agree otherwise;

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

        For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Services Agreement."

Available Information

        Our website address is www.cvrpartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and the Charter of the Audit Committee and the Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies and charters are also available in print without charge to any unitholder requesting them.

Trademarks, Trade Names and Service Marks

        This Report may include our and our affiliates' trademarks, including Coffeyville Resources, the Coffeyville Resources logo, the CVR Partners, LP logo, the CVR Refining, LP logo and the CVR Energy, Inc. logo, each of which is registered or for which we are applying for federal registration with the United States Patent and Trademark Office. This Report may also contain trademarks, service marks, copyrights and trade names of other companies.

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

        We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. Although our general partner's current policy is to distribute all of our available cash on a quarterly basis, the board of directors of our general partner may at any time, for any reason, change this policy or decide not to pay cash distributions on a quarterly basis or other basis. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is directly dependent upon the operating margins we generate, which have been volatile historically. Our operating margins are significantly affected by the market-driven UAN and ammonia prices we are able to charge our customers and our pet coke-based gasification production costs, as well as seasonality, weather conditions, governmental regulation, unscheduled maintenance or downtime at our facilities and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

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

        We expect our business performance will be more seasonal and volatile, and our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. As a result, our quarterly cash distributions will be volatile and are expected to vary quarterly and annually. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which has been volatile historically as a result of volatile nitrogen fertilizer and natural gas prices, and seasonal and global fluctuations in demand for nitrogen fertilizer products. Because our quarterly distributions will be subject to significant fluctuations, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero. Given the seasonal nature of our business, we expect that our unitholders will have direct exposure to fluctuations in the price of nitrogen fertilizers.

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

        If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations. As of December 31, 2012, we had cash and cash equivalents of $127.8 million and $25.0 million available under our credit facility.

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

  Continued low natural gas prices could impact our relative competitive position when compared to other nitrogen fertilizer producers.

        Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas, which reached ten-year lows in 2012, is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. The dramatic increase in nitrogen fertilizer prices in recent years has not been the direct result of an increase in natural gas prices, but rather the result of increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in our region. This increase in demand for nitrogen-based fertilizers has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation with natural gas prices. Low natural gas prices benefit our competitors and disproportionately impact our operations by making us less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair our ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the trading price of our common units. In addition, if low natural gas prices in the United States were to prompt those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our results of operations, financial condition, cash flows, and ability to make cash distributions.

  Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the sales of nitrogen fertilizer, and on our results of operations, financial condition and ability to make cash distributions.

        Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international population changes, demand for U.S. agricultural products and U.S. and foreign policies regarding trade in agricultural products.

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

  A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

        A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives, mandated usage and production of ethanol pursuant to federal renewable fuel standards ("RFS") such as E-10 and E15, gasoline blends with 10% and 15% ethanol, respectively. However, a number of factors, including the drought, the continuing "food versus fuel" debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or adopt temporary waivers of the current renewable fuel standard, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. The nation's fiscal crisis also establishes a situation in which all tax incentives, treatments and credits are being reevaluated as a means to resolve the deficit situation. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs. For example, Congress allowed both the 45 cents per gallon ethanol tax credit and the 54 cents per gallon ethanol import tariff to expire on December 31, 2011. In other action, the EPA's proposed E15 RFS will continue to be challenged in court and legislative action. These actions could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

        Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the current RFS federal mandate requires a portion of ethanol production and usage in the US to come from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content).

        The federal act to implement the RFS required oil companies to blend 250 million gallons of cellulosic ethanol into their gasoline in 2011. The mandate doubled this amount for 2012, and by 2022 it would be 16 billion gallons. Very little cellulosic is available in the commercial market, and on January 25, 2013, the U.S. Court of Appeals for the District of Columbia ruled that the mandate needs to be revised. Congress will consider legislation to revise the cellulosic ethanol mandate.

        Notwithstanding the foregoing, the trend is to move to products other than corn and raw grains for ethanol production. If this trend is successful the demand for corn may decrease significantly, which could reduce demand for our nitrogen fertilizer products and have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

        Our operations depend in large part on the performance of third-party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, our operations could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to our nitrogen fertilizer plant was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in our gasifier operations. With respect to electricity, in 2010 we entered into an amended and restated electric services agreement with the city of Coffeyville, Kansas which gives us an option to extend the term of such agreement through June 30, 2024. Should Linde, the City of Coffeyville or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, our operation could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations, even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

  Our results of operations, financial condition and ability to make cash distributions may be adversely affected by the supply and price levels of pet coke. Failure by CVR Refining to continue to supply us with pet coke (to the extent third-party pet coke is unavailable or available only at higher prices), or CVR Refining's imposition of an obligation to provide it with security for our payment obligations, could negatively impact our results of operations.

        Our profitability is directly affected by the price and availability of pet coke obtained from CVR Refining's Coffeyville, Kansas crude oil refinery pursuant to a long-term agreement and pet coke purchased from third parties, both of which vary based on market prices. Pet coke is a key raw material used by us in the manufacture of nitrogen fertilizer products. If pet coke costs increase, we may not be able to increase our prices to recover these increased costs, because market prices for our nitrogen fertilizer products are not correlated with pet coke prices.

        Based on our current output, we obtain most (over 70% on average during the last five years) of the pet coke we need from CVR Refining's adjacent crude oil refinery, and procure the remainder on the open market. The price that we pay CVR Refining for pet coke is based on the lesser of a pet coke price derived from the price we receive for UAN (subject to a UAN-based price ceiling and floor) and a pet coke index price. In most cases, the price we pay CVR Refining will be lower than the price which we would otherwise pay to third parties. Pet coke prices could significantly increase in the future. Should CVR Refining fail to perform in accordance with our existing agreement, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices.

        We may not be able to maintain an adequate supply of pet coke. In addition, we could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. We currently purchase 100% of the pet coke produced by CVR Refining's Coffeyville refinery. Accordingly, if we increase our production, we will be more dependent on pet coke purchases from third-party suppliers at open market prices.We entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in December 2013 and the agreement is subject to renewal. There is no assurance that we would be able to purchase pet coke on comparable terms from third parties or at all.

        Under our pet coke agreement with CVR Refining, we may become obligated to provide security for our payment obligations if, in CVR Refining's sole judgment, there is a material adverse change in our financial condition or liquidity position or in our ability to pay for our pet coke purchases. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Coke Supply Agreement."

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

        Any delay in our ability to ship our finished products as a result of these transportation companies' failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

        The magnitude of the effect on us of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. Our plant requires a scheduled maintenance turnaround every two years, which generally lasts up to three weeks. A major accident, fire, flood, or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life. For example, the flood that occurred during the weekend of June 30, 2007 shut down our facility for approximately two weeks and required significant expenditures to repair damaged equipment, and our UAN plant was out of service for approximately six weeks after the rupture of a high pressure vessel in September 2010, which had a significant impact on our revenues and cash flows for the fourth quarter of 2010. Moreover, our facility is located adjacent to CVR Refining's Coffeyville, Kansas refinery, and a major accident or disaster at the refinery could adversely affect our operations. Planned and unplanned maintenance could reduce our net income, cash flow and ability to make cash distributions during the period of time that any of our units is not operating. Any unplanned future downtime could have a material adverse effect on our ability to make cash distributions to our unitholders.

        If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us. We are currently insured under CVR Energy's casualty, environmental, property and business interruption insurance policies. The property and business interruption insurance policies have a $1.25 billion limit, with a $2.5 million deductible for physical damage and a 45- to 60-day waiting period (depending on the insurance carrier) before losses resulting from business interruptions are recoverable. The policies also contain exclusions and conditions that could have a materially adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses. For example, the current property policy contains a specific sub-limit of $135.5 million for damage caused by flooding. We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 45 to 60 days.

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

        International market conditions may also significantly influence our operating results. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment.

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

        Our business is subject to the occurrence of accidental spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to our nitrogen fertilizer plant or transportation of products or hazardous substances from our facility may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under the CERCLA for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with the facility we currently own and operate (whether or not such contamination occurred prior to our acquisition thereof), facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal. The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

        Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for our products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit our ability to market and sell our products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for our fertilizer products in those states. For example, on November 30, 2012, the EPA formally approved Florida's numeric nutrient limits pertaining to streams, spring vents, lakes and South Florida estuaries and proposed two new rules to limit nutrients in water bodies not covered under the Florida rules. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in our marketing area, it could result in decreased demand for our products and have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

  Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition, and ability to make cash distributions.

        Various legislative and regulatory measures to address greenhouse gas emissions (including CO2, methane and nitrous oxides) are in various phases of discussion or implementation. In the aftermath of its 2009 "endangerment finding" that greenhouse gas emissions pose a threat to human health and welfare, the EPA has begun to regulate greenhouse gas emissions under the authority granted to it under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and annually report their greenhouse gas emissions to the EPA. In accordance with the rule, we began monitoring our greenhouse gas emissions from our nitrogen fertilizer plant and have already reported emissions to the EPA for the year ended 2011. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new greenhouse gas emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plant, must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the facility would need to evaluate and install BACT for its greenhouse gas emissions. A major modification resulting in a significant expansion of production at our nitrogen fertilizer plant that causes a significant increase in greenhouse gas emissions could require the installation of BACT controls. However, we do not believe that our ongoing or anticipated expansion projects would trigger the need to install BACT controls. The EPA's endangerment finding, Greenhouse Gas Tailoring Rule and certain other greenhouse gas emission rules have been challenged and will likely be subject to extensive litigation.

        During a State of the Union address in February 2013, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory greenhouse gas emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency. It could also mean the implementation of EPA greenhouse gas regulations or potential federal, state or regional programs to reduce greenhouse gas emissions.

        The regulation of GHG emissions at our fertilizer plant will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facility and (iii) administer and manage any greenhouse gas emissions program. Increased costs associated with compliance with any future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

        Our business has a high concentration of customers. In the aggregate, our top five ammonia customers represented 63.0% of our ammonia sales, and our top five UAN customers represented 38.7% of our UAN sales, for the year ended December 31, 2012. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of one or several of these significant customers, or a significant reduction in purchase volume by any of them, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

  There can be no assurance that the transportation costs of our competitors will not decline.

        Our nitrogen fertilizer plant is located within the U.S. farm belt, where the majority of the end users of our nitrogen fertilizers grow their crops. Many of our competitors produce fertilizer outside this region and incur greater costs in transporting their products over longer distances via rail, ships and pipelines. There can be no assurance that our competitors' transportation costs will not decline or that additional pipelines will not be built, lowering the price at which our competitors can sell their products, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

  •
  possible adverse short-term effects on our cash flows or operating results; and

  •
  diversion of management's attention from the ongoing operations of our business.

        In addition, in connection with any potential acquisition or expansion project, we will need to consider whether the business we intend to acquire or expansion project we intend to pursue could affect our tax treatment as a partnership for U.S. federal income tax purposes. If we are otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect our treatment as a partnership for U.S. federal income tax purposes, we could seek a ruling from the Internal Revenue Service, or IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place us in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for U.S. federal income tax purposes, we could choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation. See "— Tax Risks — Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units."

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

  We rely on the executive officers of CVR Energy to manage many aspects of our business and affairs pursuant to a services agreement, which CVR Energy can terminate at any time, subject to a 180-day notice period.

        Our future performance depends to a significant degree upon the continued contributions of CVR Energy's senior management team. We have entered into a services agreement with our general partner and CVR Energy whereby CVR Energy has agreed to provide us with the services of its senior management team as well as accounting, business operations, legal, finance and other key back-office and mid-office personnel. At any time, CVR Energy can terminate this agreement, subject to a 180-day notice period. The loss or unavailability to us of any member of CVR Energy's senior management team could negatively affect our ability to operate our business and pursue our business strategies. We do not have employment agreements with any of CVR Energy's officers and we do not maintain any key person insurance. We can provide no assurance that CVR Energy will continue to provide us the officers that are necessary for the conduct of our business nor that such provision will be on terms that are acceptable. If CVR Energy elected to terminate the agreement on 180 days' notice, we might not be able to find qualified individuals to serve as our executive officers within such 180-day period.

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

        As of December 31, 2012, we had $125.0 million in outstanding term loan borrowings and borrowing availability of $25.0 million under our revolving credit facility. We and our subsidiary may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

  •
  limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions or for other purposes;

  •
  A significant portion of our cash flows could be used to service our indebtedness, reducing available cash and our ability to make distributions on our common units;

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

  •
  restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

  •
  exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, financial condition and operating results;

  •
  increasing our vulnerability to a downturn in general economic conditions or in pricing of our products; and

  •
  limiting our ability to react to changing market conditions in our industry and in our customers' industries.

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

        In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments (including restrictions on distributions to our unitholders), the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under our credit facility. Our credit facility provides that we can make distributions to holders of our common units, but only if we are in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to any distribution and there is no default or event of default under the facility. If we were unable to comply with any such covenant restrictions in any quarter, our ability to make distributions to unitholders would be curtailed. In addition, the termination or non-renewal of, or violation by CVR Energy or CVR Refining and its subsidiary of their respective covenants in, any of the intercompany agreements between us and CVR Energy or CVR Refining and its subsidiary that has a material adverse effect on us would trigger an event of default under our credit facility. Upon a default, unless waived, the lenders under our credit facility would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against our or our subsidiaries' assets, and force us and our subsidiaries into bankruptcy or liquidation, subject to the intercreditor agreements. In addition, any defaults could trigger cross defaults under other or future credit agreements. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.

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

        We cannot offer any assurance that our business will generate sufficient cash flow from operations, or that we will be able to draw under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs. In addition, our general partner's current policy is to distribute all available cash we generate on a quarterly basis, and the board of directors of our general partner may in the future elect to pay a special distribution, engage in unit repurchases or pursue other strategic options including acquisitions of other business or asset purchases, which would reduce cash available to service our debt obligations.

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

        Our credit facility contains, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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

  As a publicly traded partnership we qualify for certain exemptions from the NYSE's corporate governance requirements.

        As a publicly traded partnership, we qualify for certain exemptions from the NYSE's corporate governance requirements, including:

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

        Our general partner's board of directors has not and does not currently intend to establish a nominating/corporate governance committee. Additionally, we could avail ourselves of the additional exemptions available to publicly traded partnerships listed above at any time in the future. Accordingly, unitholders do not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

  Our relationship with CVR Energy and CVR Refining and their financial condition subjects us to potential risks that are beyond our control.

        Due to our relationship with CVR Energy and CVR Refining, adverse developments or announcements concerning CVR Energy or CVR Refining could materially adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to CVR Refining's senior secured indebtedness are below investment grade. Downgrades of the credit ratings of CVR Refining could increase our cost of capital and collateral requirements, and could impede our access to the capital markets.

        The credit and business risk profiles of CVR Energy and CVR Refining may be factors considered in credit evaluations of us. This is because we rely on CVR Energy and CVR Refining for various services, including management services and the supply of pet coke. The credit and risk profile of CVR Energy and CVR Refining could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.

        If we were to seek a credit rating in the future, our credit rating may be adversely affected by the leverage of CVR Refining, as credit rating agencies may consider the leverage and credit profile of CVR Energy and its affiliates because of their ownership interest in and joint control of us and the strong operational links between CVR Refining's refining business and us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to unitholders.

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

        In addition, because of our general partner's current distribution policy, our growth may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, or as in-kind distributions, current unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders.

  Our general partner, an indirect wholly-owned subsidiary of CVR Energy, has fiduciary duties to CVR Energy and its stockholders, and the interests of CVR Energy and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.

        Our general partner is responsible for managing us. Although our general partner has fiduciary duties to manage us in a manner that is in our best interests, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to CVR Energy and its stockholders. The interests of CVR Energy and its stockholders may differ from, or conflict with, the interests of our common unitholders. In resolving these conflicts, our general partner may favor its own interests, the interests of Coffeyville Resources, its sole member, or the interests of CVR Energy and holders of CVR Energy's common stock over our interests and those of our common unitholders.

        The potential conflicts of interest include, among others, the following:

  •
  Neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us. The affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy's common stock, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

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

  •
  Most of the executive officers of our general partner also serve as executive officers of CVR Energy, and the executive chairman of our board of directors is the chief executive officer of CVR Energy. The executive officers who work for both CVR Energy and our general partner, including our chief financial officer, chief operating officer and general counsel, divide their time between our business and the business of CVR Energy. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or CVR Energy.

  Our partnership agreement limits the liability and replaces the default fiduciary duties of our general partner and restricts the remedies available to us and our common unitholders for actions taken by our general partner that, without these limitations and reductions, might otherwise constitute breaches of fiduciary duty.

        Our partnership agreement limits the liability and replaces the default fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. By purchasing common units, common unitholders consent to some actions that might otherwise constitute a breach of fiduciary or other duties applicable under state law. Our partnership agreement contains provisions that replace standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

  •
  permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, our common unitholders. Decisions made by our general partner in its individual capacity are made by Coffeyville Resources as the sole member of our general partner, and not by the board of directors of our general partner. Examples include the exercise of the general partner's call right, its voting rights with respect to any common units it may own, its registration rights and its determination whether or not to consent to any merger or consolidation or amendment to our partnership agreement.

  •
  provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decisions were in our best interests.

  •
  provides that our general partner and the officers and directors of our general partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that such person's conduct was criminal.

  •
  generally provides that affiliate transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally provided to or available from unrelated third parties or be "fair and reasonable." In determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationship between the parties involved, including other transactions that may be particularly advantageous or beneficial to us.

        By purchasing a common unit, a unitholder becomes bound by the provisions of our partnership agreement, including the provisions described above.

  Our unitholders have limited voting rights, and CVR Energy has the power to appoint and remove our general partner's directors.

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

        Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Our public unitholders do not have an ability to influence any operating decisions and are not able to prevent us from entering into any transactions. Unlike publicly traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, even if our unitholders are dissatisfied with the performance of our general partner, they have no practical ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished.

  Common units are subject to our general partner's call right.

        If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, each holder of our common units may be required to sell such holder's common units at an undesirable time or price and may not receive any return on investment. Each holder of our common units may also incur a tax liability upon a sale of such holder's common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.

  Our public unitholders do not have sufficient voting power to remove our general partner without CVR Energy's consent.

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

        Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of management.

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

  •
  we were conducting business in a state but had not complied with that particular state's partnership statute; or

  •
  limited partners' right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constituted "control" of our business.

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

  Our general partner's interest in us and the control of our general partner may be transferred to a third party without unitholder consent.

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

        If control of our general partner were transferred to an unrelated third party, the new owner of the general partner would have no interest in CVR Energy. We rely substantially on the senior management team of CVR Energy and have entered into a services agreement pursuant to which CVR Energy provides us with the services of its senior management team. If our general partner were no longer controlled by CVR Energy, CVR Energy could be more likely to terminate the services agreement, which it may do upon 180 days' notice.

  Mr. Carl C. Icahn exerts significant influence over the Partnership and his interests may conflict with the interests of the Partnership's public unitholders.

        CVR Energy indirectly owns our general partner and approximately 70% of our common units. CVR Energy has the right to appoint and replace all of the members of the board of directors of our general of partner at any time.

        Mr. Carl C. Icahn indirectly controls approximately 82% of the voting power of CVR Energy's capital stock and, by virtue of such stock ownership in CVR Energy, is able to elect and appoint all of the directors of CVR Energy. This gives Mr. Icahn the ability to control and exert substantial influence over CVR Energy. As a result of such control of CVR Energy, he is able to control the Partnership, including:

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

        As of February 25, 2013, there were 73,065,143 common units outstanding. Of this amount, (i) 22,080,000 common units were sold to the public in our Initial Public Offering and are freely transferable without restriction or further registration under the Securities Act of 1933, or the Securities Act, by persons other than "affiliates," as that term is defined in Rule 144 under the Securities Act and (ii) CVR Energy, through Coffeyville Resources owns 50,920,000 common units, which may only be sold pursuant to a future registration statement or an exemption from registration such as Rule 144. On August 29, 2012, the Partnership's registration statement on Form S-3 was declared effective by the SEC, enabling CRLLC to sell, from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

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

        The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Current law requires us to derive at least 90% of our annual gross income from specific activities to continue to be treated as a partnership, rather than as a corporation, for U.S. federal income tax purposes. We may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement.

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

        If we were treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes, or if we were otherwise subject to entity-level taxation, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation, rather than as a partnership, for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

  The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. The current administration and, members of Congress from time to time have recently considered substantive changes to the existing U.S. federal income tax laws that would, adversely affect the tax treatment of publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or other proposals will ultimately be enacted, any such changes could cause a substantial reduction in the value of our common units.

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

        Except to the extent that we, in the future, request a ruling regarding the qualifying nature of our income, we have not and do not intend to request a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our cash available for distribution.

  A unitholder's share of our income is taxable for U.S. federal income tax purposes even if the unitholder does not receive any cash distributions from us.

        Our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute. A unitholder's allocable share of our taxable income is taxable to the unitholder, which may require the payment of U.S. federal income taxes and, in some cases, state and local income taxes on the unitholder's share of our taxable income, even if no cash distributions are received from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

  Tax gain or loss on the disposition of our common units could be more or less than expected.

        If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such common units at a price greater than their tax basis in those common units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if our unitholders sell common units, they may incur a tax liability in excess of the amount of cash the unitholders receive from the sale.

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

        Due to our inability to match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations promulgated under the Internal Revenue Code, referred to as "Treasury Regulations." A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could cause a substantial reduction in the value of our common units or result in audit adjustments to our unitholders' tax returns.

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

  A unitholder whose common units are loaned to a "short seller" to cover a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

        Because a unitholder whose common units are loaned to a "short seller" to cover a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own one facility, our 60-acre nitrogen fertilizer plant, which is located in Coffeyville, Kansas. Our executive offices are located at 2277 Plaza Drive in Sugar Land, Texas, with administrative office in Kansas City, Kansas. The offices in Sugar Land and Kansas City are leased by a subsidiary of CVR Energy and we pay a pro rata share of the rent on those offices. We believe that our owned facility, together with CVR Energy's leased facilities, will be sufficient for our needs over the next twelve months.

        We have entered into a cross-easement agreement with CVR Refining so that both we and CVR Refining are able to access and utilize each other's land in certain circumstances in order to operate our respective businesses in a manner to provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property. For more information on this cross-easement agreement, see "Certain Relationships and Related Transactions and Director Independence — Agreements with CVR Energy and CVR Refining — Real Estate Transactions."

        We completed the UAN terminal project in January 2013 at an estimated cost of $1.8 million. The UAN terminal project included the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities, to enable us to distribute up to approximately 20,000 tons of UAN fertilizer annually. The property that this terminal is constructed on is located in Phillipsburg, Kansas and is owned by a subsidiary of CVR Refining, who operates the terminal on our behalf.

Item 3.    Legal Proceedings

        We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 15, "Commitments and Contingencies" to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with GAAP, we record a liability when it is both probably that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case, Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common units are listed on the NYSE under the symbol "UAN" and commenced trading on April 8, 2011. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common units:

2012:	High	Low
First Quarter	$31.00	$24.25
Second Quarter	29.35	19.21
Third Quarter	27.59	22.53
Fourth Quarter	27.90	22.91

2011:
Second Quarter	$23.37	$16.75
Third Quarter	27.75	19.47
Fourth Quarter	26.49	18.66

        There were 14 holders of record of our common units as of February 25, 2013.

Cash Distribution Policy

        Our general partner's current policy is to distribute all of the available cash we generate each quarter. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. Beginning with the first quarter 2013, the board of directors of our general partner has adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for maintenance capital expenditures, debt service and other contractual obligations, major scheduled turnaround expense incurred, and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate.

        Because our policy is to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low cash flow from operations, our unitholders have direct exposure to fluctuations in the amount of earnings generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our earnings during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in the price of nitrogen fertilizers, see "Business — Distribution, Sales and Marketing." Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis.

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

        The following is a summary of cash distributions paid to unitholders during the years ended December 31, 2012 and 2011 for the respective quarters to which the distributions relate:

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
		($ in millions except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8

Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2

Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207

Common units outstanding	73,030,936	73,030,936	73,043,356	73,046,498

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	Total Cash Distributions Paid in 2011
		($ in millions except per common units amounts)
Amount paid CRLLC	$—	$—	$20.7	$29.1	$49.8
Amounts paid to public unitholders	—	—	9.0	12.7	21.6

Total amount paid	$—	$—	$29.7	$41.8	$71.5

Per common unit	$—	$—	$0.407	$0.572	$.979

Common units outstanding	—	—	73,002,956	73,002,956

        On January 24, 2013, the Board of Directors of the Partnership's general partner declared a cash distribution for the fourth quarter of 2012 to the Partnership's unitholders of $0.192 per common unit. The cash distribution was paid on February 14, 2013 to unitholders of record at the close of business on February 7, 2013. Total cash distributions paid based upon available cash for 2012 were $1.81 per each common unit.

Performance Graph

        The following graph sets forth the cumulative return on our common units between April 8, 2011 and December 31, 2012, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Agrium, Inc., CF Industries Holdings, Inc., The Mosaic Company, Potash Corporation of Saskatchewan, Inc., Rentech Nitrogen Partners, LP, and Terra Nitrogen Company, LP. The graph assumes an investment of $100 on April 8, 2011 in our common units, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common units on December 31, 2012 was $25.24. The price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

 COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN APRIL 8, 2011 AND DECEMBER 31, 2012
among CVR Partners LP, the Russell 2000 Index and a peer group

	Apr '11	Jun '11	Sep '11	Dec '11	Mar '12	Jun '12	Sep '12	Dec '12
CVR Partners LP.	100.00	127.98	136.46	147.18	158.95	149.10	165.53	162.00
Russell 2000 Index	100.00	98.40	76.60	88.11	98.74	94.96	99.59	101.01
Peer Group	100.00	101.67	86.67	92.91	127.02	123.27	142.65	139.04

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer

        The table below sets forth information regarding repurchases of our common units during the fiscal quarter ended December 31, 2012. These represent common units that employees and directors elected to surrender to the Partnership to satisfy certain minimum tax withholding and other tax obligations upon the vesting of units. The Partnership does not consider this to be a unit buyback program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	$—	—	—
November 1, 2012 to November 30, 2012	—	—	—	—
December 1, 2012 to December 31, 2012	7,659	24.53	—	—

Total	7,659	$24.53	—	—

Item 6.    Selected Financial Data

        This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Report.

        The selected consolidated financial information presented below under the caption Statement of Operations Data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2012 and 2011, has been derived from our audited consolidated financial statements included elsewhere in this Report, which consolidated financial statements have been audited by KPMG LLP, independent registered public accounting firm. The selected consolidated financial information presented below under the caption Statement of Operations Data for the years ended December 31, 2009 and 2008 and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements that are not included in this Report.

        The following schedules show our selected financial and operating data for the periods indicated, which are derived from our consolidated financial statements. On April 13, 2011, we completed our Initial Public Offering of 22,080,000 common units. A portion of our fiscal year 2011 results prior to our Initial Public Offering are included in the total 2011 results presented herein. The Partnership has omitted net income per unit for all periods prior to the year ended December 31, 2011, as the Partnership operated under a different capital structure prior to the closing of the Initial Public Offering and, as a result, the per unit data would not be meaningful to investors. Per unit data for the twelve months ending December 31, 2011 is calculated since the closing of the Initial Public Offering on April 13, 2011.

        Our consolidated financial statements include certain costs of CVR Energy that were incurred on our behalf. These costs, which are reflected in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), are billed to us pursuant to a services agreement entered into in October 2007 that is a related party transaction. For the period of time prior to the services agreement, the consolidated financial statements include an allocation of costs and certain other amounts in order to account for a reasonable share of expenses, so that the accompanying consolidated financial statements reflect substantially all of our costs of doing business. The amounts charged or allocated to us are not necessarily indicative of the costs that we would have incurred had we operated as a stand-alone entity for all periods presented.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except per unit data and as otherwise indicated)
Statement of Operations Data:
Net sales	$302.3	$302.9	$180.5	$208.4	$263.0
Cost of product sold — Affiliates(1)	11.5	11.7	5.8	9.5	11.1
Cost of product sold — Third parties(1)	34.6	30.8	28.5	32.7	21.5

	46.1	42.5	34.3	42.2	32.6
Direct operating expenses — Affiliates(1)(2)	2.3	1.2	2.3	2.1	0.4
Direct operating expenses — Third parties(1)	93.3	85.3	84.4	82.4	85.7

	95.6	86.5	86.7	84.5	86.1
Insurance recovery — business interruption	—	(3.4)	—	—	—
Selling, general and administrative expenses — Affiliates(1)(2)	17.2	16.5	16.7	12.3	1.1
Selling, general and administrative expenses — Third parties(1)	6.9	5.7	3.9	1.8	8.4

	24.1	22.2	20.6	14.1	9.5
Depreciation and amortization(1)	20.7	18.9	18.5	18.7	18.0

Operating income	$115.8	$136.2	$20.4	$48.9	$116.8
Interest expense and other financing costs	(3.8)	(4.0)	—	—	—
Interest income(3)	0.2	—	13.1	9.0	2.0
Other income (expense), net	0.1	0.2	(0.2)	—	0.1

Income before income taxes	$112.3	$132.4	$33.3	$57.9	$118.9
Income tax expense	0.1	—	—	—	—

Net income	$112.2	$132.4	$33.3	$57.9	$118.9
Available cash for distribution(4)	$132.3	114.4	—	—	—
Net income per common unit — basic(5)	$1.54	$1.48	—	—	—
Net income per common unit — diluted(6)	$1.53	$1.48	—	—	—
Weighted-average common units outstanding:
Basic	73,039	73,008	—	—	—
Diluted	73,193	73,073	—	—	—

	Year Ended December 31,
	2012	2011	2010	2009	2008
Reconciliation to net sales (in millions):
Sales net plant gate	$273.5	$266.6	$163.4	$186.3	$235.1
Freight in revenue	22.4	22.1	17.0	21.3	18.9
Hydrogen and other gases revenue	6.4	14.2	0.1	0.8	9.0

Total net sales	$302.3	$302.9	$180.5	$208.4	$263.0

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$127.8	$237.0	$42.7	$5.4	$9.1
Working capital	116.6	229.4	27.1	135.5	60.4
Total assets	623.0	659.3	452.2	551.5	499.9
Total debt, including current portion	125.0	125.0	—	—	—
Partners capital	446.2	489.5	402.2	519.9	458.8

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cash Flow and Other Data:
Net cash flow provided by (used in):
Operating activities	$133.5	$139.8	$75.9	$85.5	$123.5
Investing activities	(81.1)	(16.4)	(9.0)	(13.4)	(23.5)
Financing activities	(161.5)	70.8	(29.6)	(75.8)	(105.3)

Net cash flow	$(109.1)	$194.2	$37.3	$(3.7)	$(5.3)

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except per unit data and as otherwise indicated)
Capital expenditures for property, plant and equipment	82.2	19.1	10.1	13.4	23.5

	Year Ended December 31,
	2012	2011	2010	2009	2008
Key Operating Data:
Production volume (thousand tons):
Ammonia (gross produced)(7)	390.0	411.2	392.7	435.2	359.1
Ammonia (net available for sale)(7)	124.6	116.8	155.6	156.6	112.5
UAN (tons in thousands)	643.8	714.1	578.3	677.7	599.2
Pet coke consumed (thousand tons)	487.3	517.3	436.3	483.5	451.9
Pet coke (cost per ton)	$33	$33	$17	$27	$31
Sales (thousand tons):
Ammonia	127.8	112.8	164.7	159.9	99.4
UAN	643.5	709.3	580.7	686.0	594.2

Total sales	771.3	822.1	745.4	845.9	693.6
Product pricing (plant gate) (dollars per ton)(8):
Ammonia	613	579	361	314	557
UAN	303	284	179	198	303
On-stream factors(9):
Gasifier	92.6%	99.0%	89.0%	97.4%	87.8%
Ammonia	91.1%	97.7%	87.7%	96.5%	86.2%
UAN	86.4%	95.5%	80.8%	94.1%	83.4%
Market Indicators:
Natural gas NYMEX (dollars per MMBtu)	2.83	4.03	4.38	4.16	8.91
Ammonia — Southern Plans (dollars per ton)	647	619	437	306	707
UAN — Mid Corn belt (dollars per ton)	369	379	266	218	422

(1)
Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components as excluded from direct operating expenses and cost of product sold:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$20.6	$18.8	$18.5	$18.7	$18.0
Depreciation and amortization excluded from cost of product sold	0.1	0.1	—	—	—

Total depreciation and amortization	$20.7	$18.9	$18.5	$18.7	$18.0

(2)
Our direct operating expenses (exclusive of depreciation and amortization) and selling, general and administrative expenses (exclusive of depreciation and amortization) include amounts for share-based compensation. The years ended December 31, 2012, 2011, 2010, 2009 and 2008 include a charge related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. These charges will continue to be attributed to us. We are not responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy. See "Management's Discussion and Analysis of

  Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation." The amounts were:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$0.4	$0.5	$0.7	$0.2	$(1.6)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	4.2	5.4	8.3	3.0	(9.0)

Total	$4.6	$5.9	$9.0	$3.2	$(10.6)

(3)
Interest income for the years ended December 31, 2010, 2009 and 2008 is primarily attributable to a due from affiliate balance owed to us by Coffeyville Resources as a result of affiliate loans. The due from affiliate balance was distributed to Coffeyville Resources in December 2010. Accordingly, such amounts are no longer owed to us.

(4)
Available cash for distribution through the end of 2012 generally equaled our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that our board of directors of our general partner deems necessary or appropriate. The Partnership also retains cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. Beginning with the first quarter 2013, the board of directors of our general partner has adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for maintenance capital expenditures, debt service and other contractual obligations, major scheduled turnaround expense incurred, and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate. For the year ended December 31, 2011, available cash for distribution is calculated for the period beginning at the closing of our Initial Public Offering (April 13, 2011) through December 31, 2011.

(5)
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

(6)
The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(7)
Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate pricing per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(8)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impact of the Linde air separation unit outage and the major scheduled turnaround, the on-stream factor for the year ended December 31, 2012 was 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2011 was 99.2% for gasifier, 98.0% for ammonia and 95.7% for UAN. Excluding the impact of the Linde air separation unit outage, the rupture of the high-pressure UAN vessel and the major scheduled turnaround, the on-stream factors for the year ended December 31, 2010 would have been 97.6% for gasifier, 96.8% for ammonia and 96.1% for UAN. Excluding the impact of the Linde air separation unit outage in 2009, the on-stream factors would have been 99.3% for gasifier, 98.4% for ammonia and 96.1% for UAN for the year ended December 31, 2009. Excluding the impact of the major scheduled turnaround performed in 2008, the on-stream factors would have been 91.7% for gasifier, 90.2% for ammonia and 87.4% for UAN for the year ended December 31, 2008.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.

 Forward-Looking Statements

          This Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned "Risk Factors" and contained elsewhere in this report. Such factors include, among others:

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

        All forward-looking statements contained in this Report speak only as of the date of this document. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events.

Overview and Executive Summary

        We are a Delaware limited partnership formed by CVR Energy to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Refining's refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer.

        We produce and distribute nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. Our principal products are ammonia and UAN. These products are manufactured at our facility in Coffeyville, Kansas. Our product sales are heavily weighted toward UAN and all of our products are sold on a wholesale basis.

        Our facility includes a 1,225 ton-per-day ammonia unit, a 2,025 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2012, we produced 390,017 tons of ammonia, of which approximately 68% was upgraded into 643,813 tons of UAN.

        We will continue to expand our existing asset base and utilize the experience of our and CVR Energy's management teams to execute our growth strategy, which included expanding production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons per year, or approximately 50%, was completed in February and is scheduled to be at full operating rates in March 2013. CVR Energy, which indirectly owns our general partner and approximately 70% of our outstanding common units, also indirectly owns the general partner and 81.3% of the common units of CVR Refining, LP. CVR Refining currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma, and ancillary businesses.

        The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we believe our nitrogen fertilizer business has historically been one of the lower cost producers and marketers of ammonia and UAN fertilizers in North America. We currently purchase most of our pet coke from CVR Refining pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke consumed by our plant was produced and supplied by CVR Refining's Coffeyville, Kansas crude oil refinery.

Our History

        We were formed by CVR Energy in June 2007 in order to hold its nitrogen fertilizer business in a structure that might be separately financed in the future as a limited partnership. In October 2007, in consideration for CVR Energy contributing nitrogen fertilizer business to us, CVR Special GP, LLC, a subsidiary of CVR Energy, acquired 30,303,000 special GP units and CVR GP, a subsidiary of CVR Energy at that time, acquired the general partner interest and the Partnership's Incentive Distribution Rights (IDRs), CVR Energy concurrently sold our general partner, together with the IDRs to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by funds affiliated with Goldman Sachs & Co, Kelso & Company, L.P. and certain members of CVR Energy's senior management team, for its fair market value on the date of sale.

Our Initial Public Offering

        On April 13, 2011, we completed our Initial Public Offering of 22,080,000 common units priced at $16.00 per unit. The net proceeds to us from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from our Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership's obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of our Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by our general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund the expected capital costs of the continuation of our UAN expansion.

Shelf Registration Statement

        On August 29, 2012, the Partnership's registration statement on Form S-3 was declared effective by the SEC, enabling CRLLC to offer and sell from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with certain affiliates of Icahn Enterprises and Carl C. Icahn. Pursuant to the Transaction Agreement, a wholly-owned subsidiary of Icahn Enterprises offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        In May 2012, affiliates of Icahn Enterprises acquired a majority of the common stock of CVR Energy through the Offer. As a result of shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, Icahn Enterprises owned approximately 82% of the outstanding common stock of CVR Energy as of December 31, 2012.

Major Influences on Results of Operations

        Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Unlike our competitors, we do not use natural gas as a feedstock and use a minimal amount of natural gas as an energy source in our operations. As a result, volatile swings in natural gas prices have a minimal impact on our results of operations. Instead, CVR Refining's adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a long-term pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets.

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

        Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility although natural gas prices are currently at a ten year low. This pricing and volatility has a direct impact on our competitors' cost of producing nitrogen fertilizer.

        In order to assess our operating performance, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

        We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2012, approximately 54% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors' revenues is derived from the lower margin industrial market. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad and we do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the year ended December 31, 2012, we upgraded approximately 68% of our ammonia production into UAN, a product that presently generates greater profit than ammonia. During 2011, we upgraded approximately 72% of our ammonia production into UAN. UAN production is a major contributor to our profitability.

        The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 87% of direct operating expenses over the 24 months ended December 31, 2012.

        Our largest raw material expense is pet coke, which we purchase from CVR Refining and third parties. For the years ended December 31, 2012, 2011 and 2010, we spent approximately $16.2 million, $16.8 million and $7.4 million, respectively, for pet coke, which equaled an average cost per ton of $33, $33 and $17, respectively.

        Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. The nitrogen fertilizer plant generally undergoes a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3.0 million to $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2012, at a cost of approximately $4.8 million. The next turnaround is currently scheduled for the fourth quarter of 2014.

 Agreements with CVR Energy and CVR Refining

        In connection with our formation and the initial public offering of CVR Energy in October 2007, we entered into several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its affiliates, and our general partner. In connection with our Initial Public Offering in April 2011, we amended and restated certain of the intercompany agreements and entered into several new agreements with CVR Energy and its affiliates (some of which are now with subsidiaries of CVR Refining). These include the pet coke supply agreement under which we buy the pet coke we use in our nitrogen fertilizer plant; a services agreement, under which CVR Energy and its affiliates provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks, including hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; and a lease agreement pursuant to which we lease office space and laboratory space from CVR Energy.

        We obtain most (over 70% on average during the last five years) of the pet coke we need from a subsidiary of CVR Refining pursuant to the pet coke supply agreement, and procure the remainder on the open market. The price we pay pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received by us for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

        The services agreement, which became effective in October 2007, resulted in charges of approximately $7.1 million, $8.2 million and $8.5 million for the fiscal years ended December 31, 2012, 2011 and 2010, respectively (excluding share-based compensation), included in selling, general and administrative expenses (exclusive of depreciation and amortization) in our Consolidated Statements of Operations.

CVR Refining, LP Initial Public Offering

        On January 23, 2013, CVR Refining, an affiliate of the Partnership, completed its initial public offering (the "Refining Partnership IPO"). CVR Refining's common units are listed on the NYSE and are traded under the symbol "CVRR." Following the Refining Partnership IPO, CVR Energy indirectly owns CVR Refining's general partner and approximately 81% of CVR Refining's outstanding common units.

        Prior to the Refining Partnership IPO, the Partnership and CRNF maintained several agreements with CVR Energy and its subsidiaries, including CVR Refining and its subsidiaries, that govern the business relations among us. Although certain of CVR Energy's subsidiaries that are parties to these agreements were contributed to CVR Refining in connection with the Refining Partnership IPO, the Refining Partnership IPO had no impact on these agreements and our continued business relations with CVR Energy and its affiliates.

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

        Our financial statements reflect all of the expenses that CVR Energy incurred on our behalf. Our financial statements therefore include certain expenses incurred by our parent which may include, but are not necessarily limited to, officer and employee salaries and share-based compensation, rent or depreciation, advertising, accounting, tax, legal and information technology services, other selling, general and administrative expenses, costs for defined contribution plans, medical and other employee benefits, and financing costs, including interest, marked-to-market changes in interest rate swap and losses on extinguishment of debt.

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

        Total gross costs recorded as of December 31, 2012 due to the incident were approximately $11.7 million for repairs and maintenance and other associated costs. Of the costs incurred, approximately $4.9 million were capitalized. Approximately $8.0 million of insurance proceeds were received related to the property damage insurance claim. The Partnership received approximately $1.0 million in 2012, approximately $2.7 million in 2011 and approximately $4.3 million in 2010 related to the property damage insurance claim. We also recognized income of approximately $3.4 million during 2011 for insurance proceeds received related to our business interruption policy. As of December 31, 2012, the Partnership had received the final insurance payments under applicable insurance policies and those insurance policy claims are closed.

  2012 and 2010 Turnarounds

        During the fourth quarter of each of 2012 and 2010, we completed planned turnarounds of the nitrogen fertilizer plant at a total cost of approximately $4.8 million and $3.5 million, respectively. The majority of these costs were expensed in the fourth quarter of each year. In connection with the nitrogen fertilizer plant's 2010 biennial turnaround, we also expensed approximately $1.4 million associated with fixed assets retired with the turnaround for the year ended December 31, 2010. No planned major turnaround activities occurred in 2011.

  Distributions to Unitholders

        Our general partner's current policy is to distribute all of the available cash we generate each quarter. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter through the end of 2012 generally equals our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. Beginning with the first quarter 2013, the board of directors of our general partner has adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for maintenance capital expenditures, debt service and other contractual obligations, major scheduled turnaround expense incurred, and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

  Credit Facility

        On April 13, 2011, CRNF, as borrower, and the Partnership, as guarantor, entered into a new credit facility with a group of lenders. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million which was undrawn as of December 31, 2012. There is no scheduled amortization and the credit facility matures in April 2016.

        Borrowings under the credit facility bear interest, at the Partnership's option, at either the Eurodollar Rate, plus a margin that ranges from 3.50% to 4.25%, or the Base Rate, plus a margin that ranges from 2.50% to 3.25% in each case based on the Partnership's leverage ratio for the trailing four quarters. The average interest rate for the term loan for the year ended December 31, 2012 was 3.92%. See "Liquidity and Capital Resources — Credit Facility" for more information regarding the credit facility. In periods prior to the Initial Public Offering, we did not incur interest expense.

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

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements. The Interest Rate Swap agreements commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for the year ended December 31, 2012 is $1.0 million in interest expense. For the year ended December 31, 2012, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.4 million, which is unrealized, in accumulated other comprehensive income.

Industry Factors

        Global demand for fertilizers is driven primarily by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1972 to 2010, global fertilizer demand grew 2.1% annually. Fertilizer use is projected to increase by 45% between 2005 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China's grain production increased 55% between 2001 and 2012, but still failed to keep pace with increases in demand, prompting China to grow its grain imports by more than 140% over the same period, according to the United States Department of Agriculture.

        World grain demand has increased 6% over the last five years leading to a tight grain supply environment and significant increases in grain prices, which is highly supportive of fertilizer prices. During this same time period, average corn belt UAN prices increased 26% from $290 per ton to $365 per ton. Nitrogen fertilizer prices have decoupled from their historical correlation with natural gas prices and are now driven primarily by demand dynamics. During the last five years, corn prices in Illinois have averaged $5.05 per bushel, an increase of 100% above the average price of $2.52 per bushel during the preceding five years. At existing grain prices and prices implied by futures markets, farmers are expected to generate substantial profits, leading to relatively inelastic demand for fertilizers.

        The United States is the world's largest exporter of coarse grains, accounting for 22% of world exports and 26% of total world production, according to the USDA. Fertecon estimates the United States is the world's third largest consumer of nitrogen fertilizer and historically the world's first or second largest importer of nitrogen fertilizer, importing approximately 41% of its nitrogen fertilizer needs. North American producers have a significant and sustainable cost advantage over European producers that export to the U.S. market. Over the last decade, the North American nitrogen fertilizer market has experienced significant consolidation through plant closures and corporate consolidation.

        Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and fungicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN commands a premium price to urea and ammonia, on a nitrogen equivalent basis.

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

        The tables below provide an overview of our results of operations, relevant market indicators and our key operating statistics during the fiscal years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
Financial Results	2012	2011	2010
	(in millions)
Net sales	$302.3	$302.9	$180.5
Cost of product sold — Affiliates(1)	11.5	11.7	5.8
Cost of products sold — Third Parties(1)	34.6	30.8	28.5

	46.1	42.5	34.3
Direct operating expenses — Affiliates(1)(2)	2.3	1.2	2.3
Direct operating expenses — Third Parties(1)	93.3	85.3	84.4

	95.6	86.5	86.7
Insurance recovery — business interruption	—	(3.4)	—
Selling, general and administrative expenses — Affiliates(1)(2)	17.2	16.5	16.7
Selling, general and administrative expenses — Third Parties(1)	6.9	5.7	3.9

	24.1	22.2	20.6
Depreciation and amortization(1)	20.7	18.9	18.5

Operating income	$115.8	$136.2	$20.4
Interest expense and other financing costs	(3.8)	(4.0)	—
Interest income	0.2	—	13.1
Other income (expense)	0.1	0.2	(0.2)

Total other income (expense)	(3.5)	(3.8)	12.9

Income before income tax expense	112.3	132.4	33.3

Net income	$112.2	$132.4	$33.3
EBITDA(3)	$136.6	$155.3	$38.7
Adjusted EBITDA(3)	$148.2	$162.6	$52.6
Available cash for distribution(4)	$132.3	$114.4	$—
Reconciliation to net sales (dollars in millions):
Sales net plant gate	$273.5	$266.6	$163.4
Freight in revenue	22.4	22.1	17.0
Hydrogen revenue	6.4	14.2	0.1

Total net sales	$302.3	$302.9	$180.5

	As of December 31,
	2012	2011	2010
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$127.8	$237.0	$42.7
Working capital	116.6	229.4	27.1
Total assets	623.0	659.3	452.2
Total debt, including current portion	125.0	125.0	—
Partners' capital	446.2	489.5	402.2

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$133.5	$139.8	$75.9
Investing activities	(81.1)	(16.4)	(9.0)
Financing activities	(161.5)	70.8	(29.6)

Net cash flow	$(109.1)	$194.2	$37.3

Capital expenditures for property, plant and equipment	$82.2	$19.1	$10.1

(1)
Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$20.6	$18.8	$18.5
Depreciation and amortization excluded from cost of product sold	0.1	0.1	—

Total depreciation and amortization	$20.7	$18.9	$18.5

(2)
Our direct operating expenses and selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 are shown exclusive of depreciation and amortization and include a charge related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. We are not responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Share-Based Compensation." The charges for allocated share-based compensation were:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$0.4	$0.5	$0.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	4.2	5.4	8.3

Total	$4.6	$5.9	$9.0

(3)
EBITDA is defined as net income before income tax expense, net interest (income) expense and depreciation and amortization expense. EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of performance.

Adjusted EBITDA is defined as EBITDA adjusted for the impact of share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. We present Adjusted EBITDA because it is a key measure used in material covenants in our credit facility. Adjusted EBITDA is not a recognized term under GAAP and should not be substituted for net income as a measure of our liquidity. Management believes that Adjusted EBITDA enables investors and analysts to better understand our liquidity and our compliance with the covenants contained in our credit facility

  A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$112.2	$132.4	$33.3
Add:
Interest expense and other financing costs	3.8	4.0	—
Interest income	(0.2)	—	(13.1)
Income tax expense	0.1	—	—
Depreciation and amortization	20.7	18.9	18.5

EBITDA	136.6	155.3	38.7
Add:
Loss on disposition of assets	—	—	1.4
Turnaround	4.8	—	3.5
Share-based compensation	6.8	7.3	9.0

Adjusted EBITDA	$148.2	$162.6	$52.6

(4)
Available cash for distribution generally equaled our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that our board of directors of our general partner deems necessary or appropriate. The Partnership also retains cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. Beginning with the first quarter 2013, the board of directors of our general partner has adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for maintenance capital expenditures, debt service and other contractual obligations, major scheduled turnaround expense incurred, and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate. For the year ended December 31, 2011, available cash for distribution is calculated for the period beginning at the closing of the Initial Public Offering (April 13, 2011) through December 31, 2011. Below is a table reconciling the available cash for distribution for the three months ended December 31, 2012:

Three Months Ended December 31, 2012
(in millions, except per unit amount)
(unaudited)
Cash flows from operations	$8.7
Adjustments:
Plus: Deferred revenue balance at September 30, 2012	10.4
Less: Deferred revenue balance at December 31, 2012	(1.0)
Plus: Release of cash reserves for accrued expenses, net	0.4
Less: Maintenance capital expenditures	(4.5)

Available cash for distribution	$14.0
Available cash for distribution, per unit	$0.192
Common units outstanding	73,065

        The following tables show selected information about key market indicators and certain operating statistics for our business:

	Year Ended December 31,
Key Operating Statistics	2012	2011	2010
Production (thousand tons):
Ammonia (gross produced)(1)	390.0	411.2	392.7
Ammonia (net available for sale)(1)	124.6	116.8	155.6
UAN	643.8	714.1	578.3
Pet coke consumed (thousand tons)	487.3	517.3	436.3
Pet coke (cost per ton)(2)	$33	$33	$17
Sales (thousand tons):
Ammonia	127.8	112.8	164.7
UAN	643.5	709.3	580.7

Total	771.3	822.1	745.4
Product price (plant gate) (dollars per ton)(3):
Ammonia	$613	$579	$361
UAN	$303	$284	$179
On-stream factor(4):
Gasifier	92.6%	99.0%	89.0%
Ammonia	91.1%	97.7%	87.7%
UAN	86.4%	95.5%	80.8%

	Annual Average For Year Ended December 31,
Market Indicators	2012	2011	2010
Natural gas (dollars per MMbtu)	$2.83	$4.03	$4.38
Ammonia — Southern Plains (dollars per ton)	647	619	437
UAN — corn belt (dollars per ton)	369	379	266

(1)
The gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. The net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)
Our pet coke cost per ton purchased from CVR Energy averaged $30, $28 and $11 for the years ended December 31, 2012, 2011 and 2010, respectively. Third-party pet coke prices averaged $42, $45 and $40 for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)
Plant gate price per ton represents net sales less freight revenue and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate price per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of Operating efficiency. Excluding the impact of the Linde air separation unit outage and the major scheduled turnaround, the on-stream factors for the year ended December 31, 2012 would have been 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2011 would have been 99.2% for gasifier, 98.0% for ammonia and 95.7% for UAN. Excluding the impact of the Linde air separation unit outage, the rupture of the high pressure UAN vessel and the major scheduled turnaround, the on-stream factors for the year ended December 31, 2010 would have been 97.6% for gasifier, 96.8% for ammonia and 96.1% for UAN.

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

        Net Sales.    Nitrogen fertilizer net sales were $302.3 million for the year ended December 31, 2012, compared to $302.9 million for the year ended December 31, 2011. For the year ended December 31, 2012, ammonia, UAN and hydrogen made up $80.8 million, $215.1 million and $6.4 million of our net sales, respectively. This compared to ammonia, UAN and hydrogen net sales of $67.2 million, $221.5 million and $14.2 million, respectively, for the year ended December 31, 2011. Sales of both UAN and ammonia for the year ended December 31, 2012 were negatively impacted by the downtime associated with the major scheduled turnaround during 2012. The net sales decrease of $0.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was the result of lower UAN and hydrogen sales volumes. This decrease was largely offset by increased ammonia and UAN plant gate prices and higher ammonia sales volumes. The following table demonstrates the impact of changes in sales volumes and sales price for ammonia, UAN and hydrogen for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
	(in millions)
Ammonia	127,843	$632	$80.8	112,775	$596	$67.2	15,068	$13.6	$4.6	$9.0
UAN	643,514	$334	$215.1	709,280	$312	$221.5	(65,766)	$(6.4)	$14.2	$(20.6)
Hydrogen	624,242	$10	$6.4	1,389,796	$10	$14.2	(765,554)	$(7.8)	$(0.1)	$(7.7)

(1)
Ammonia and UAN sales volume are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges.

(3)
Sales dollars in millions.

        In regard to product sales volumes for the year ended December 31, 2012, our nitrogen fertilizer operations experienced a decrease of 9.3% in UAN sales unit volumes and an increase of 13.4% in ammonia sales unit volumes. On-stream factors (total number of hours operated divided by total hours in the reporting period) for 2012 compared to 2011 were lower for all units of our nitrogen fertilizer operations, primarily due to the major scheduled turnaround in 2012. It is typical to experience brief outages in complex manufacturing operations such as the nitrogen fertilizer plant which result in less than one hundred percent on-stream availability for one or more specific units.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is a meaningful measure because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or year to year. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for ammonia increased approximately 6.0% for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and plant gate prices for UAN increased approximately 6.8% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2012 was $46.1 million, compared to $42.5 million for the year ended December 31, 2011. The $3.6 million increase resulted from $3.8 million in higher costs from transactions with third parties offset by lower costs from transactions with affiliates of $0.2 million. Increased costs were the result of higher ammonia sales volumes, an increase in rail car cost of $1.2 million and higher freight costs of $0.3 million. These costs were partially offset by lower pet coke costs of $0.6 million and lower hydrogen costs of $0.8 million.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012 were $95.6 million, as compared to $86.5 million for the year ended December 31, 2011. The total increase of $9.1 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was comprised of a $8.0 million increase in costs from transactions with third parties, coupled with $1.1 million increased direct operating costs from affiliates. The $9.1 million net increase was primarily due to increases in expenses associated with the 2012 biennial turnaround ($4.8 million), labor ($2.6 million), utilities ($1.6 million), insurance ($1.0 million) and decreased insurance reimbursements ($1.5 million). The increases in direct operating expenses were offset by decreases in repairs and maintenance ($1.2 million) and catalysts ($1.0 million).

        Insurance Recovery — Business Interruption.    During the year ended December 31, 2011, we recorded and received insurance proceeds under insurance coverage for interruption of business of $3.4 million related to the September 30, 2010 UAN vessel rupture.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $24.1 million for the year ended December 31, 2012, as compared to $22.2 million for the year ended December 31, 2011. The increase of $1.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was the result of an increase in costs from transactions with third parties ($1.2 million) and an increase in costs from transactions with affiliates ($0.7 million). This variance was primarily the result of increases in expenses related to reimbursed expenses in regard to services provided by the general partner ($1.4 million), outside services ($0.6 million), public relations costs ($0.3 million) and other selling, general and administrative expenses ($0.3 million) partially offset by lower share-based compensation ($0.7 million).

        Operating Income.    Nitrogen fertilizer operating income was $115.8 million for the year ended December 31, 2012, as compared to operating income of $136.2 million for the year ended December 31, 2011. The decrease of $20.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily the result of the decrease in nitrogen fertilizer margins ($4.2 million), increased direct operating costs ($9.1 million), both of which were negatively impacted by the major scheduled turnaround in 2012. Additional decreases in operating income were due to business interruption recoveries in 2011 ($3.4 million), higher depreciation and amortization ($1.8 million) and increased selling, general and administrative expenses (exclusive of depreciation and amortization) ($1.9 million).

        Interest Income.    We had no significant interest income for the year ended December 31, 2012 and 2011.

        Income Tax Expense.    Income tax expense for the year ended December 31, 2012 and 2011 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

        Net Income.    For the year ended December 31, 2012, net income was $112.2 million, as compared to $132.4 million of net income for the year ended December 31, 2011, a decrease of $20.2 million. The decrease in net income was primarily due to the decrease in operating income offset by an increase in interest income and a reduction in interest expense.

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

	Year Ended December 31, 2011			Year Ended December 31, 2010
							Total Variance
		$ per ton(2)			$ per ton(2)				Price Variance	Volume Variance
	Volume(1)		Sales $(3)	Volume(1)		Sales $(3)	Volume(1)	Sales $(3)
						(in millions)
Ammonia	112,775	$596	$67.2	164,668	$382	$63.0	(51,893)	$4.2	$35.2	$(31.0)
UAN	709,280	$312	$221.5	580,684	$202	$117.4	128,596	$104.1	$63.9	$40.2
Hydrogen	1,389,796	$10	$14.2	20,583	$7	$0.1	1,369,213	$14.1	$0.1	$14.0

(1)
Ammonia and UAN sales volume in tons. Hydrogen sales volumes are in MSCF.

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

        Insurance Recovery — Business Interruption.    During the year ended December 31, 2011, we recorded and received insurance proceeds under insurance coverage for interruption of business of $3.4 million related to the September 30, 2010 UAN vessel rupture. No business interruption insurance proceeds were received during the year ended December 31, 2010.

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

        Interest Income.    We had no significant interest income for the year ended December 31, 2011, as compared to $13.1 million for the year ended December 31, 2010. Interest income for the year ended December 31, 2010 was primarily the result of interest income resulting from the balance owed to us by Coffeyville Resources. The due from affiliate balance was distributed to Coffeyville Resources in December 2010. Accordingly, no interest income was generated from a due from affiliate balance in 2011.

        Income Tax Expense.    Income tax expense for the year ended December 31, 2011 and 2010 was immaterial and consisted of amounts payable pursuant to a Texas state franchise tax.

        Net Income.    For the year ended December 31, 2011, net income was $132.4 million, as compared to $33.3 million of net income for the year ended December 31, 2010, an increase of $99.1 million. The increase in net income was primarily due to the increase in our profit margin partially offset by an increase in interest expense and a reduction in interest income.

Liquidity and Capital Resources

        Our principal source of liquidity has historically been cash from operations, which includes cash advances from customers resulting from forward sales. Our liquidity was enhanced during the second quarter of 2011 by the receipt of $324.2 million in net proceeds from our Initial Public Offering after the payment of underwriting discounts and commissions. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC to satisfy our obligation to reimburse it for certain capital expenditures CRLLC made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by our general partner prior to the Initial Public Offering; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our credit facility; and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund the capital costs of the UAN expansion. In addition, in conjunction with the completion of the Initial Public Offering, we entered into a new $125.0 million term loan and $25.0 million revolving credit facility and were removed as a guarantor or obligor, as applicable, under CRLLC's ABL credit facility, 9.0% First Lien Senior Secured Notes due 2015 and 10.875% Second Lien Senior Secured Notes due 2017.

        Our principal uses of cash are expected to be operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations and available borrowings under our credit facility will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

  Cash Balance and Other Liquidity

        As of December 31, 2012, we had cash and cash equivalents of $127.8 million including $1.0 million of customer advances. Working capital at December 31, 2012 was $116.6 million, consisting of $166.1 million in current assets and $49.5 million in current liabilities. Working capital at

December 31, 2011 was $229.4 million, consisting of $271.9 million in current assets and $42.5 million in current liabilities. As of February 25, 2013, we had cash and cash equivalents of $143.8 million.

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

        As of December 31, 2012, no amounts were drawn under the $25.0 million revolving credit facility.

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

  Restrictive Covenants and Other Matters

        Our credit facility requires us to maintain (i) a minimum interest coverage ratio (ratio of Consolidated Adjusted EBITDA to interest) as of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (ratio of debt to Consolidated Adjusted EBITDA) of any fiscal quarter ending on or after December 31, 2012, 3.0 to 1.0 in all cases calculated on a trailing four quarter basis. In addition, the credit facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of certain of our subsidiaries to, among other things:

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

        The credit facility contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the credit facility to be in force and effect, and change of control. An event of default will also be triggered if CVR Energy, CVR Refining or any of their subsidiaries (other than us and CRNF) terminates or violates any of its covenants in any of the intercompany agreements between us and CVR Energy, CVR Refining and their subsidiaries (other than us and CRNF) and such action has a material adverse effect on us. If an event of default occurs, the administrative agent under the credit facility would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

        As of December 31, 2012, we were in compliance with the covenants under the credit facility.

  Interest Rate Swap

        Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron & Company. These agreements commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify as a hedge for hedge accounting treatment. The impact recorded for the year ended December 31, 2012 was $1.0 million in interest expense. For the year ended December 31, 2012, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.4 million, which is unrealized in accumulated other comprehensive income.

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

        Our future capital spending will be determined by the board of directors of our general partner. The data contained in the table below represents our current estimates for 2013, but these estimates may change as a result of unforeseen circumstances and a change in our plans. These estimates may be revised from time to time or amounts may not be spent in the manner allocated below.

        The following table summarizes our total actual capital expenditures for 2012 and estimated capital expenditures for 2013:

	Year Ended December 31
	2012 Actual	2013 Estimate
	($ in millions)
UAN expansion	$67.7	$23.4
Other	6.8	18.1

Growth capital expenditures	74.5	41.5
Maintenance capital expenditures	7.7	7.8

Total estimated capital spending before turnaround expenses	82.2	49.3
Major scheduled turnaround expenses	4.8	—

Total estimated capital spending including major scheduled turnaround expense	$87.0	$49.3

        Our growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. We are nearly complete with a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. We anticipate that the total capital spend associated with the UAN expansion will approximate $130.0 million, excluding capitalized interest. As of December 31, 2012, approximately $106.1 million had been spent, including $64.5 million, which was spent during the year ended December 31, 2012. The UAN expansion construction was completed in February and is scheduled to be at full operating rates in March 2013 and will provide us with the flexibility to upgrade all of our ammonia production into UAN.

        In January 2013, we completed the UAN terminal project which included the construction of a two million gallon UAN storage tank and related truck and railcar load-out facilities located in Phillipsburg, Kansas. The property on which this terminal was constructed is owned by a subsidiary of CVR Refining, Coffeyville Resources Terminal, LLC, which operates the terminal. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The UAN terminal project was completed at a total cost of approximately $1.8 million. These capital expenditures, along with other growth projects were and are expected to be funded primarily with proceeds from our Initial Public Offering and term loan borrowings made by the Partnership.

        Planned capital expenditures for 2013 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer plant. Capital spending for our business has been and will be determined by our general partner.

  Distributions to Unitholders

        Our general partner's current policy is to distribute all of the available cash we generate on a quarterly basis. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Available cash for each quarter through the end of 2012 generally equals our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. Beginning with the first quarter 2013, the board of directors of our general partner has adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for maintenance capital expenditures, debt service and other contractual obligations, major scheduled turnaround expense incurred, and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate. The partnership agreement does not require the Partnership to make any distributions, and the board of directors of our general partner could change our distribution policy at any time, including reducing the amount or frequency of distributions we make or eliminating all distributions.

        The following is a summary of cash distributions paid to unitholders during 2012 for the respective quarters to which the distributions relate:

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	($ in millions except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8

Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2

Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207

Common units outstanding	73,030,936	73,030,936	73,043,356	73,046,498

        On January 24, 2013, the board of directors of the Partnership's general partner declared a cash distribution for the fourth quarter of 2012 to the Partnership's unitholders of $0.192 per unit. The cash distribution was paid on February 14, 2013 to unitholders of record at the close of business on February 7, 2013. Total cash distributions paid based upon available cash for 2012 were $1.81 per each common unit.

  2012 Turnaround

        The nitrogen fertilizer plant underwent a previously scheduled major biennial turnaround in the fourth quarter of 2012. The turnaround cost was approximately $4.8 million, which was funded from operating cash flow. Operating income and cash flows in the fourth quarter were negatively impacted by both the incremental operating expenses and the lost revenues that we would have generated had the nitrogen fertilizer plant not been shut down. Our next turnaround is scheduled for the fourth quarter of 2014.

Cash Flows

        The following table sets forth our cash flows for the periods indicated below (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$133.5	$139.8	$75.9
Investing activities	(81.1)	(16.4)	(9.0)
Financing activities	(161.5)	70.8	(29.6)

Net increase (decrease) in cash and cash equivalents	$(109.1)	$194.2	$37.3

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows provided by operating activities for the year ended December 31, 2012 were $133.5 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $112.2 million and an increase to trade working capital, partially offset by unfavorable impacts to other working capital. The increase to net income was driven by a strong fertilizer price environment, which was partially offset by a decline in overall sales volumes that resulted from downtime associated with the major scheduled turnaround in the fourth quarter of 2012. For the year ended December 31, 2012, trade working capital increased our operating cash flow by $6.1 million and was primarily attributable to an increase in accounts payable of $9.4 million, a decrease in accounts receivable of $2.5 million, partially offset by an increase inventory of $5.8 million. With respect to other working capital for the year ended December 31, 2012, the primary uses of cash were an $8.1 million decrease in deferred revenue and $3.6 million decrease in accrued expenses and other current liabilities, partially offset by the increase to insurance receivable of $1.0 million. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products.

        Net cash flows provided by operating activities for the year ended December 31, 2011 were $139.8 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $132.4 million, which was driven by a strong fertilizer price environment and high on-stream factors, partially offset by unfavorable impacts to working capital. For the year ended December 31, 2011, trade working capital decreased our operating cash flow by $13.6 million and was primarily attributable to a decrease in accounts payable of $5.9 million, an increase in accounts receivable of $4.3 million and an increase in inventory of $3.4 million. With respect to other working capital for the year ended December 31, 2011, the primary uses of cash were a $9.6 million decrease in deferred revenue and a $3.5 million increase in accrued expenses and other current liabilities. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products.

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

  Cash Flows Used In Investing Activities

        Net cash flows used in investing activities for the years ended December 31, 2012, 2011 and 2010 were $81.1 million, $16.4 million, and $9.0 million, respectively. For the year ended December 31, 2012, the increase in capital expenditures to $82.2 million was primarily related to $67.7 million in capital expenditures related to the UAN expansion. For the years ended December 31, 2012, 2011 and 2010, capital expenditures were partially offset by approximately $1.0 million, $2.7 million and $1.1 million, respectively, of insurance proceeds received in connection with the rupture of the high-pressure UAN vessel.

  Cash Flows Provided By (Used In) Financing Activities

        Net cash flows used in financing activities for the year ended December 31, 2012 were $161.5 million, compared to net cash flows provided by financing activities for the year ended December 31, 2011 of $70.8 million and net cash flows used in financing activities for the year ended December 31, 2010 of $29.6 million. The net cash used in financing activities for the year ended December 31, 2012 was primarily attributable to quarterly cash distributions of $161.2 million. The net cash provided by financing activities for the year ended December 31, 2011 was attributable to the issuance of $125.0 million of long-term debt and the $324.9 million of proceeds from the Initial Public Offering, offset by the $276.7 million distributed to our affiliates on or before the Initial Public Offering, as well as the quarterly cash distributions paid subsequent to the Initial Public Offering of $71.4 million, and the $26.0 million used to purchase our general partners' incentive distribution rights from an affiliate. For the year ended December 31, 2010, $29.0 million of the net cash used in financing activities was primarily attributable to amounts loaned to our affiliate.

Capital and Commercial Commitments

        We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2012 relating to operating leases and unconditional purchase obligations for the five years ending December 31, 2017 and thereafter.

  Contractual Obligations

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Long-term debt(1)	$125.0	$—	$—	$—	$125.0	$—	$—
Operating leases(2)	27.7	6.1	4.8	4.3	3.9	2.3	6.3
Unconditional purchase obligations(3)	40.5	10.4	4.6	4.6	4.6	4.6	11.7
Unconditional purchase obligations with affiliates(4)	139.5	9.9	9.7	8.9	9.1	9.4	92.5
Interest payments(5)	15.4	4.7	4.7	4.7	1.3	—	—

Total	$348.1	$31.1	$23.8	$22.5	$143.9	$16.3	$110.5

(1)
We entered into a credit facility during 2011. The credit facility included a $125.0 million term loan and a $25.0 million revolving credit facility. As of December 31, 2012, no amounts were outstanding under the revolving credit facility.

(2)
We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)
The amounts include commitments under an electric supply agreement with the city of Coffeyville, a product supply agreement with Linde and a pet coke supply agreement with HollyFrontier Corporation. The agreement with HollyFrontier Corporation has an initial term that ends in 2013 and is subject to renewal.

(4)
The amounts include commitments under our long-term pet coke supply agreement with Coffeyville Resource Refining & Marketing, LLC ("CRRM"), a wholly-owned subsidiary of CVR Refining, having an initial term that ends in 2027, subject to renewal. The Partnership's purchase obligations for pet coke from CRRM has been derived from a calculation of the average pet coke price paid to CRRM over the preceding two year period.

(5)
Interest payments are based on the current interest rate on December 31, 2012.

        Under our long-term pet coke supply agreement with CRRM, we may become obligated to provide security for our payment obligations under the agreement if in CRRM's sole judgment there is a material adverse change in our financial condition or liquidity position or in our ability to make payments. This security may not exceed an amount equal to 21 times the average daily dollar value of pet coke we purchase for the 90-day period preceding the date on which CRRM gives us notice that it has deemed that a material adverse change has occurred. Unless otherwise agreed by CRRM and us, we can provide such security by means of a standby or documentary letter of credit, prepayment, a surety instrument, or a combination of the foregoing. If we do not provide such security, CRRM may require us to pay for future deliveries of pet coke on a cash-on-delivery basis, failing which it may suspend delivery of pet coke until such security is provided and terminate the agreement upon 30 days' prior written notice. Additionally, we may terminate the agreement within 60 days of providing security, so long as we provide five days' prior written notice.

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

Off-Balance Sheet Arrangements

        We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively. The provisions of ASU 2011-04 were effective for interim and annual periods beginning after December 15, 2011. We adopted this standard as of January 1, 2012. The adoption of this standard did not impact the consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amended former comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 2011 and was to be applied retrospectively. In December 2011, FASB issued ASU 2011-11, which deferred the effective date of the changes in ASU 2011-05 that related to the presentation of reclassification adjustments to again consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. We adopted this standard as of January 1, 2012. The adoption of this standard expanded the consolidated financial statements and footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-04, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-04"). ASU 2013-04 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards will be effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. We believe these standards will expand the Partnership's consolidated financial statement footnote disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires us to present information about reclassification adjustments from accumulated other comprehensive income in our financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard will be effective for interim and annual periods beginning January 1, 2013 and should be applied prospectively. We believe the standard will expand our consolidated financial statement footnote disclosures.

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

  Goodwill

        To comply with ASC 350, Intangibles — Goodwill and Other, or ASC 350, we perform a test for goodwill impairment annually, or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed in the fourth quarter of each year. Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, we completed our annual test for impairment of goodwill as of November 1, 2012 and November 1, 2011, respectively. For 2012 and 2011, the annual test of impairment indicated that goodwill was not impaired.

        In testing our goodwill for impairment, we have applied the guidance in ASU 2011 — 08, which allows an alternative in certain situations that simplifies the impairment testing of goodwill. This guidance allows an entity the option to first perform a qualitative evaluation to determine whether it is necessary to perform the quantitative two-step goodwill impairment analysis.

        In 2012 and 2011, we began the qualitative assessment by analyzing the key drivers and other external factors that impact the business in order to determine if any significant events, transactions or other factors had occurred or are expected to occur that would impair earnings or competitiveness therefore impairing the fair value of the Partnership. After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the Partnership was less than the carrying value, and so it was not necessary to perform the two-step valuation. The key drivers that were considered in the evaluation of the Partnership's fair value included:

  •
  general economic conditions;

  •
  fertilizer pricing;

  •
  input costs; and

  •
  customer outlook.

  Revenue Recognition

        Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and when payment has been received or collection is reasonably assured. Sales are recognized when the product is delivered and all significant obligations of the Partnership have been satisfied. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Taxes collected from customers and remitted to governmental authorities are not included in reported revenues. Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of product sold (exclusive of depreciation and amortization).

  Allocation of Costs

        Our consolidated financial statements include an allocation of costs that have been incurred by CVR Energy or Coffeyville Resources on our behalf. The allocation of such costs is governed by the services agreement entered into by CVR Energy and us and affiliated companies in October 2007 and amended in connection with the Offering in April 2011. The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on our behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. The authoritative guidance to allocate such costs is set forth in Staff Accounting Bulletin, or SAB Topic 1-B

"Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity."

  Fair Value of Financial Instruments

        The Partnership uses forward swap contracts primarily to reduce the exposure to changes in interest rates on our debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded in the Consolidated Balance Sheets at fair value, at each reporting period end; the actual measurement of the cash flow hedge ineffectiveness will be recognized in earnings. The effective portion of the gain or loss on the swaps will be reported in Other Comprehensive Income ("OCI"), in accordance with ASC Topic 815-20-25, Derivatives and Hedging.

        Financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

  Share-Based Compensation

        We have been allocated non-cash share-based compensation expense from CVR Energy and from Coffeyville Acquisition III LLC. CVR Energy accounts for share-based compensation in accordance with ASC 718 Compensation — Stock Compensation, or ASC 718, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. In accordance with ASC 718, CVR Energy and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. We recognize the costs of the share-based compensation incurred by CVR Energy and CALLC III on our behalf primarily in selling, general and administrative expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to partners' capital, as the costs are incurred on our behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in our case, through the vesting period. Costs are allocated by CVR Energy and CALLC III based upon the percentage of time a CVR Energy employee provides services to us. In the event an individual's roles and responsibilities change with respect to services provided to us, a reassessment is performed to determine if the allocation percentages should be adjusted. In accordance with the services agreement, we will not be responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy.

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

        The change of control and related Transaction Agreement of CVR Energy in May 2012 triggered a modification to outstanding awards under CVR Energy's Long-Term Incentive Plan. Pursuant to the Transaction Agreement, all employee restricted stock awards are to be settled in cash on the vesting date pursuant to the terms of the agreement. The Partnership was allocated additional share-based compensation of approximately $1.9 million to revalue the unvested shares to the fair value upon modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest and costs will be allocated based upon the percentage of time a CVR Energy employee provides services to us as discussed above.

        The Partnership grants awards pursuant to the CVR Partners LTIP to (1) employees of the Partnership and its subsidiaries and (2) employees of the general partner and to (3) members of board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered non-employee equity based award and are required to be marked to market each reporting period until they vest. Awards to employees of the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date.

        In December 2012, the board of directors of the general partner approved an amendment to modify the terms of certain phantom unit awards granted to employees of the Partnership and its subsidiaries. Prior the amendment, the phantom units, when granted, were valued at the closing market price of the Partnership's common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the units. These units generally vest over a three-year period. The amendment triggered a modification to the awards by providing the phantom units would be settled in cash rather than common units of the Partnership. For awards vesting subsequent to amendment, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

        The Partnership still has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Partnership by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.

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

CVR PARTNERS, LP & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
and
The Unitholders of CVR Partners, LP
and
The General Partner of CVR Partners, LP:

        We have audited the accompanying consolidated balance sheets of CVR Partners, LP and subsidiaries (the Partnership), as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Partners, LP and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
and
The Unitholders of CVR Partners, LP
and
The General Partner of CVR Partners, LP:

        We have audited CVR Partners, LP and subsidiaries (the Partnership) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CVR Partners, LP and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 28, 2013

CVR PARTNERS, LP & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,848	$236,975
Accounts receivable, net of allowance for doubtful accounts of $84 and $76, respectively	6,805	9,322
Inventories	28,949	23,255
Prepaid expenses and other current assets including $605 and $572 from affiliates at December 31, 2012 and 2011, respectively	2,446	2,311

Total current assets	166,048	271,863
Property, plant, and equipment, net of accumulated depreciation	411,600	341,495
Intangible assets, net	30	36
Goodwill	40,969	40,969
Deferred financing costs, net	2,200	3,164
Other long-term assets, including $1,315 and $1,495 with affiliates at December 31, 2012 and 2011, respectively	2,107	1,782

Total assets	$622,954	$659,309

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $3,220 and $2,064 due to affiliates at December 31, 2012 and 2011, respectively	$34,099	$15,869
Personnel accruals, including $1,865 and $812 with affiliates at December 31, 2012 and 2011, respectively	4,931	2,744
Deferred revenue	965	9,019
Accrued expenses and other current liabilities, including $553 and $549 with affiliates at December 31, 2012 and 2011, respectively	9,480	14,822

Total current liabilities	49,475	42,454
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $355 and $850 with affiliates at December 31, 2012 and 2011, respectively	2,286	2,366

Total long-term liabilities	127,286	127,366
Commitments and contingencies
Partners' capital:
Common unitholders, 73,065,143 and 73,030,936 units issued and outstanding at December 31, 2012 and 2011, respectively	448,943	491,876
General partner's interest	1	1
Accumulated other comprehensive loss	(2,751)	(2,388)

Total partners' capital	446,193	489,489

Total liabilities and partners' capital	$622,954	$659,309

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per unit data)
Net sales	$302,309	$302,867	$180,468
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	11,518	11,657	5,764
Cost of product sold (exclusive of depreciation and amortization) — Third parties	34,554	30,854	28,564

	46,072	42,511	34,328

Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	2,277	1,167	2,308
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	93,337	85,324	84,371

	95,614	86,491	86,679

Insurance recovery — business interruption	—	(3,360)	—
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	17,269	16,449	16,748
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	6,873	5,709	3,894

	24,142	22,158	20,642

Depreciation and amortization	20,723	18,869	18,463

Total operating costs and expenses	186,551	166,669	160,112

Operating income	115,758	136,198	20,356
Other income (expense):
Interest expense and other financing costs	(3,756)	(4,007)	—
Interest income	208	79	13,124
Other income, net	65	205	(148)

Total other income (expense)	(3,483)	(3,723)	12,976

Income before income tax expense	112,275	132,475	33,332
Income tax expense	52	28	26

Net income	$112,223	$132,447	$33,306

Net income subsequent to initial public offering (April 13, 2011 through December 31, 2011)		$108,351
Net income per common unit — basic(1)	$1.54	$1.48
Net income per common unit — diluted(1)	$1.53	$1.48
Weighted-average common units outstanding:
Basic	73,039	73,008
Diluted	73,193	73,073

(1)
Represents net income per common unit since closing the Partnership's Initial Public Offering on April 13, 2011. See Note 12 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income	$112,223	$132,447	$33,306
Other comprehensive income (loss):
Change in fair value of interest rate swap	(1,322)	(2,783)	—
Reclass of gain/loss to income on settlement of interest rate swap	959	395	—

Other comprehensive income (loss)	(363)	(2,388)	—

Comprehensive income	$111,860	$130,059	$33,306

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP & SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

				Common Units
	Special General Partners' Interest		Managing General Partners' Interest				Accumulated Other Comprehensive Income/(Loss)
		Limited Partners' Interest		Units Issued	Amount	General Partner Interest		Total
	(in thousands, except unit data)
Balance at December 31, 2009	$515,514	$516	$3,854	—	$—	$—	$—	$519,884
Net income	33,273	33	—	—	—	—	—	33,306
Share-based compensation — Affiliates	9,004	9	—	—	—	—	—	9,013
Property distribution	(159,840)	(160)	—	—	—	—	—	(160,000)

Balance at December 31, 2010	397,951	398	3,854	—	—	—	—	402,203
Conversion of Special General Partners' Interest and Limited Partners' Interest to Common Units	(372,699)	(373)	—	—	373,072	—	—	—
Issuance of common units to public, net of offering and other costs	—	—	—	73,000,000	324,206	—	—	324,206
Purchase of Managing General Partner Incentive Distribution Rights	—	—	(3,854)	—	(22,147)	1	—	(26,000)
Cash distributions to affiliates	(53,928)	(54)	—	—	(272,545)	—	—	(326,527)
Cash distributions to public unitholders	—	—	—	—	(21,630)	—	—	(21,630)
Issuance of units under LTIP — Affiliates	—	—	—	36,076	845	—	—	845
Share-based compensation — Affiliates	4,604	5	—	—	1,845	—	—	6,454
Redemption of common units	—	—	—	(5,140)	(121)	—	—	(121)
Net income attributable to the period from January 1, 2011 through April 12, 2011	24,072	24	—	—	—	—	—	24,096
Net income attributable to the period from April 13, 2011 thru December 31, 2012	—	—	—	—	108,351	—	—	108,351
Net unrealized gains (losses) on interest rate swaps	—	—	—	—	—	—	(2,388)	(2,388)

Balance at December 31, 2011	$—	$—	$—	73,030,936	$491,876	$1	$(2,388)	$489,489
Cash distributions to affiliates	—	—	—	—	(112,380)	—	—	(112,380)
Cash distributions to public unitholders	—	—	—	—	(48,814)	—	—	(48,814)
Share-based compensation — Affiliates	—	—	—	—	6,343	—	—	6,343
Share-based compensation	—	—	—	—	492	—	—	492
Modification and reclassification of equity share-based compensation to a liability based award	—	—	—	—	(492)	—	—	(492)
Issuance of units under LTIP — Affiliates	—	—	—	47,463	—	—	—	—
Redemption of common units	—	—	—	(13,256)	(305)	—	—	(305)
Net income	—	—	—	—	112,223	—	—	112,223
Net unrealized gains (losses) on interest rate swaps	—	—	—	—	—	—	(363)	(363)

Balance at December 31, 2012	$—	$—	$—	73,065,143	$448,943	$1	$(2,751)	$446,193

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$112,223	$132,447	$33,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,723	18,869	18,463
Allowance for doubtful accounts	(8)	33	(39)
Amortization of deferred financing costs	964	694	—
Loss on disposition of assets	300	782	1,897
Share-based compensation — Affiliates	6,343	7,299	9,013
Share-based compensation	497	—	—
Change in assets and liabilities:
Accounts receivable	2,525	(4,319)	(2,218)
Inventories	(5,824)	(3,425)	2,106
Insurance receivable	(1,026)	(5,880)	(4,500)
Business interruption insurance proceeds	—	3,360	—
Insurance proceeds	—	—	3,161
Prepaid expenses and other current assets	(126)	3,312	(2,689)
Other long-term assets	(325)	(1,784)	1
Accounts payable	9,404	(5,871)	9,394
Deferred revenue	(8,054)	(9,641)	8,395
Accrued expenses and other current liabilities	(3,638)	3,478	(306)
Other long-term liabilities	(481)	499	(39)

Net cash provided by operating activities	133,497	139,853	75,945

Cash flows from investing activities:
Capital expenditures	(82,151)	(19,145)	(10,082)
Insurance proceeds from UAN reactor rupture	1,026	2,745	1,114

Net cash used in investing activities	(81,125)	(16,400)	(8,968)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	125,000	—
Payment of financing costs	—	(4,825)	(674)
Due from affiliate	—	—	(28,998)
Distributions to affiliates	(112,380)	(326,527)	—
Cash distribution to public unitholders — non-affiliates	(48,814)	(21,630)	—
Purchase of managing general partner incentive distribution rights	—	(26,000)	—
Proceeds from issuances of common units, net of offering costs	—	324,880	—
Redemption of common units	(305)	(121)	—

Net cash provided by (used in) financing activities	(161,499)	70,777	(29,672)

Net increase (decrease) in cash and cash equivalents	(109,127)	194,230	37,305
Cash and cash equivalents, beginning of period	236,975	42,745	5,440

Cash and cash equivalents, end of period	$127,848	$236,975	$42,475

Supplemental disclosures:
Cash paid for income taxes	$28	$15	$35
Cash paid for interest, net of capitalized interest of $3,205, $1,335 and $0 in 2012, 2011 and 2010, respectively	$3,175	$2,428	$—
Non-cash investing and financing activities:
Accrual of construction in progress additions	$8,826	$3,982	$888
Partners' property distribution	$—	$—	$(160,000)

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

        CRNF produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. CRNF's principal products are ammonia and UAN. These products are manufactured at CRNF's facility in Coffeyville, Kansas. CRNF's product sales are heavily weighted toward UAN, and all of its products are sold on a wholesale basis.

        In October 2007, CVR Energy, Inc., through its wholly-owned subsidiary, Coffeyville Resources, LLC ("CRLLC"), transferred CRNF, CRLLC's nitrogen fertilizer business, to the Partnership. This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. The Partnership became the sole member of CRNF. In consideration for CRLLC transferring its nitrogen fertilizer business to the Partnership, (1) CRLLC directly acquired 30,333 special LP units, representing a 0.1% limited partner interest in the Partnership, (2) the Partnership's special general partner, a wholly-owned subsidiary of CRLLC, acquired 30,303,000 special GP units, representing a 99.9% general partner interest in the Partnership, and (3) the managing general partner, then owned by CRLLC, acquired a managing general partner interest and incentive distribution rights ("IDRs") of the Partnership. Immediately prior to CVR Energy's initial public offering, CVR Energy sold the managing general partner interest (together with the IDRs) to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by funds affiliated with Goldman, Sachs & Co. (the "Goldman Sachs Funds") and Kelso & Company, L.P. (the "Kelso Funds") and members of CVR Energy's management team, for its fair market value on the date of sale. As a result of CVR Energy's indirect ownership of the Partnership's special general partner, it initially owned all of the interests in the Partnership (other than the managing general partner interest and the IDRs) and initially was entitled to all cash distributed by the Partnership.

  Initial Public Offering of CVR Partners, LP

        On April 13, 2011, CVR Partners completed its initial public offering (the "Initial Public Offering") of 22,080,000 common units priced at $16.00 per unit. The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol "UAN."

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

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the balance was used for or will be used for general partnership purposes, including approximately $104.0 million to fund the UAN expansion at the nitrogen fertilizer plant.

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

        The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP, LLC and the Partnership. In October 2007, the Partnership's partners at that time entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP, LLC to regulate certain business relations between the Partnership and the other parties thereto. See Note 16 ("Related Party Transactions") for further discussion. In connection with the Initial Public Offering, certain of these agreements, including the amended and restated limited partnership agreement, were amended and/or restated. Additionally, in connection with the Initial Public Offering, the Partnership and CRNF were released from their obligations as guarantors under CRLLC's asset-backed revolving credit facility ("ABL credit facility") and the indentures which govern CRLLC's senior secured notes, as described further in Note 15 ("Commitments and Contingencies").

  Shelf Registration Statement

        On August 29, 2012, the Partnership's registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (the "SEC"), enabling CRLLC to offer and sell from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

  CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC (the "Offeror"), a majority owned subsidiary of Icahn Enterprises, L.P. ("Icahn Enterprises") and certain other affiliates of Icahn Enterprises, and Carl C. Icahn (collectively with the Offeror, the "Offeror Parties"). Pursuant to the Transaction Agreement, the Offeror offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "Shares") for a price of $30.00 per Share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each Share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        On May 7, 2012, the Offeror Parties announced that control of CVR Energy had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, the Offeror owned approximately 82% of the Shares of CVR Energy as of December 31, 2012.

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

  Cash and Cash Equivalents

        The Partnership considers all highly liquid money market accounts and debt instruments with original maturities of three months or less to be cash equivalents.

        Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2012 and December 31, 2011 was $2.2 million and $1.9 million, respectively.

  Accounts Receivable, net

        CVR Partners grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Partners determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Partners, and the condition of the general economy and the industry as a whole. CVR Partners writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2012, one customer individually represented approximately 24% of the total accounts receivable balance (excluding accounts receivable with affiliates). At December 31, 2011, three customers represented greater than 15% and collectively represented approximately 53% of the total accounts receivable balance (excluding accounts receivable with affiliates). The largest concentration of credit for any one customer at December 31, 2012 and 2011 was approximately 24% and 22%, respectively, of the accounts receivable balance (excluding accounts receivable with affiliates).

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Inventories

        Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

  Due From Affiliate

        CVR Partners historically maintained a lending relationship with its affiliate CRLLC in order to supplement CRLLC's working capital needs. As of December 31, 2010, the Partnership's due from affiliate balance was reduced to $0 as a result of the $160.0 million receivable being distributed to CRLLC and the special general partner in accordance with their respective percentage interests. CVR Partners had the right to receive amounts owed from CRLLC upon request. CVR Partners charged interest on these borrowings at an interest rate equal to the applicable rate of under CRLLC's first priority revolving credit facility. See Note 16 ("Related Party Transactions") for further discussion of the due from affiliate. For the year ended December 31, 2010, the Partnership recognized approximately $13.1 million in interest income associated with the due from affiliate balance.

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

        The Partnership's leasehold improvements are depreciated on the straight-line method over the shorter of the contractual lease term or the estimated useful life. Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in direct operating expenses (exclusive of depreciation and amortization) in the Partnership's Consolidated Statements of Operations.

  Goodwill and Intangible Assets

        Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Partnership uses November 1 of each year as its annual valuation date for its goodwill impairment test. The annual review of impairment is performed by comparing the carrying value of goodwill to its estimated fair value. The Partnership performed its annual impairment review of goodwill and concluded there was no impairment in 2012, 2011 and 2010. See Note 7 ("Goodwill and Intangible Assets") for further discussion.

  Deferred Financing Costs

        In connection with the credit facility, the Partnership has incurred lender and other third-party costs. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.

  Planned Major Maintenance Costs

        The direct-expense method of accounting is used for planned major maintenance activities. Maintenance costs are recognized as expense when maintenance services are performed. During the year ended December 31, 2012, the nitrogen fertilizer facility completed a major scheduled turnaround. Costs of approximately $4.8 million, associated with the 2012 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012. During the year ended December 31, 2010, the nitrogen fertilizer facility completed a major scheduled turnaround. Costs of approximately $3.5 million, associated with the 2010 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2010. In connection with the 2010 nitrogen fertilizer plant's turnaround, the Partnership wrote off fixed assets with a net book value of approximately $1.4 million.

        Planned major maintenance activities generally occur every two years, and the next turnaround is scheduled for 2014.

  Cost Classifications

        Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. Costs of products sold exclude depreciation and amortization of approximately $100,000 and $58,000 for the years ended December 31, 2012 and 2011, respectively. There were no amounts in depreciation and amortization included in costs of products sold for the year ended December 31, 2010.

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expenses from CVR Energy and CALLC III as discussed in Note 3 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $20.6 million, $18.8 million and $18.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated non-cash share-based compensation expense from CVR Energy and CALLC III as discussed in Note 3 ("Share-Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $5,000, $10,000 and $10,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

  Income Taxes

        CVR Partners is a recognized partnership required to file a federal income tax return with each partner separately taxed on its share of CVR Partner's taxable income. The Partnership is not subject to income taxes except for a franchise tax in the state of Texas. The income tax liability of the individual partners is not reflected in the consolidated financial statements of the Partnership.

  Segment Reporting

        The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC Topic 280 — Segment Reporting, established standards for entities to report information about the operating segments and geographic areas in which they operate. CVR Partners only operates one segment and all of its operations are located in the United States.

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

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Derivative Instruments and Fair Value of Financial Instruments

        On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

        Financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.

  Share-Based Compensation

        The Partnership has been allocated non-cash share-based compensation expense from CVR Energy. CVR Energy accounts for share-based compensation in accordance with ASC 718 Compensation — Stock Compensation, or ASC 718, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. In accordance with ASC 718, CVR Energy and CALLC III apply a fair-value based measurement method in accounting for share-based compensation. The Partnership recognizes the costs of the share-based compensation incurred by CVR Energy and CALLC III on our behalf primarily in selling, general and administrative expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to partners' capital, as the costs are incurred on our behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in our case, through the vesting period. Costs are allocated by CVR Energy and CALLC III based upon the percentage of time a CVR Energy employee provides services to us. In the event an individual's roles and responsibilities change with respect to services provided to us, a reassessment is performed to determine if the allocation percentages should be adjusted. In accordance with the services agreement, the Partnership will not be responsible for the payment of cash related to any share-based compensation allocated to us by CVR Energy.

        The change of control and related Transaction Agreement of CVR Energy in May 2012 triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all employee restricted stock awards are settled in cash on the vesting date pursuant to the terms of the agreement. As a result of the modification, the Partnership was allocated additional share-based compensation of approximately $1.9 million. For awards vesting subsequent to 2012, the awards

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be remeasured at each subsequent reporting date until they vest and costs will be allocated based upon the percentage of time a CVR Energy employee provides services to us as discussed above.

        The Partnership grants awards pursuant to the CVR Partners LTIP to (1) employees of the Partnership and its subsidiaries and (2) employees of the general partner and to (3) members of board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered non-employee equity based award and are required to be marked to market each reporting period until they vest. Awards to employees of the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date.

        In December 2012, the board of directors of the general partner approved an amendment to modify the terms of certain phantom unit awards granted to employees of the Partnership and its subsidiaries. Prior the amendment, the phantom units, when granted, were valued at the closing market price of the Partnership's common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the units. These shares generally vest over a three-year period. The amendment triggered a modification to the awards by providing the phantom units would be settled in cash rather than in common units of the Partnership. For awards vesting subsequent to amendment, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.

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

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Related Party Transactions

        CVR Energy, a related party, provides a variety of services to the Partnership, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy on behalf of the Partnership. These amounts incurred by CVR Energy are then billed or allocated to the Partnership and are properly classified on the Consolidated Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). The billing and allocation of such costs are governed by the Services Agreement (the "Agreement") originally entered into by CVR Energy, Inc. and CVR Partners, LP and affiliated companies in October 2007 and amended and restated in connection with the Initial Public Offering. The Agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on the Partnership's behalf. Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs are specifically incurred on behalf of the Partnership, the costs are billed directly to the Partnership. See Note 16 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges for specific products and services.

        The Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). See Note 16 ("Related Party Transactions") for a detailed discussion of the operation of the General Partner and the basis of the reimbursements.

        The table below reflects amounts billed in accordance with the Agreement by CVR Energy to the Partnership and the Partnership's limited partnership agreement with the general partner for the years ended December 31, 2012, 2011 and 2010. Additionally, see Note 3 ("Share-Based Compensation") for amounts incurred by CVR Energy and allocated to the Partnership with respect to share-based compensation arrangements.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization)	$2,990	$2,022	$2,145
Selling, general and administrative expenses (exclusive of depreciation and amortization)	11,103	9,629	8,485

	$14,093	$11,651	$10,630

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Subsequent Events

        The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements.

  New Accounting Pronouncements

        In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," ("ASU 2011-04"). ASU 2011-04 changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 also expanded the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance was to be applied prospectively. The provisions of ASU 2011-04 were effective for interim and annual periods beginning after December 15, 2011. The Partnership adopted this standard as of January 1, 2012. The adoption of this standard did not impact the consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for interim and annual periods beginning after December 2011 and was to be applied retrospectively. In December 2011, FASB issued ASU 2011-11, which deferred the effective date of the changes in ASU 2011-05 that related to the presentation of reclassification adjustments to again consider whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financials. This deferral does not impact the other requirements as of ASU 2011-05. The Partnership adopted this standard as of January 1, 2012. The adoption of this standard expanded the consolidated financial statements and footnote disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-04, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-04"). ASU 2013-04 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards will be effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. The Partnership believes these standards will expand its consolidated financial statement footnote disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Partnership to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard will be effective for interim and annual periods beginning January 1, 2013 and should be applied

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospectively. The Partnership believes the standard will expand its consolidated financial statement footnote disclosures.

(3)   Share-Based Compensation

        Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin, or SAB Topic 1-B "Allocations of Expenses and Related disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity" and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to CVR Partners. For employees covered by the services agreement with CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of share-based compensation and all expense amounts are reflected as an increase or decrease to Partners' Capital.

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

        In February 2011, CALLC and CALLC II sold into the public market 11,759,023 shares and 15,113,254 shares, respectively, of CVR Energy's common stock, pursuant to a registered public offering. In May 2011, CALLC sold into the public market its remaining shares of CVR Energy, pursuant to a registered public offering.

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

        The final fair value of the CALLC III override units was derived based upon the value resulting from the proceeds received by the managing GP upon the purchase of the IDR's by the Partnership. These proceeds were subsequently distributed to the owners of CALLC III which included the override unitholders. This value was utilized to determine the related compensation expense for the unvested units. Subsequent to June 30, 2011, no additional share-based compensation will be incurred with respect to override units of CALLC III due to the complete distribution of the value prior to July 1, 2011. For the years ended December 31, 2011 and 2010, the estimated fair value of the override units of CALLC III was determined using a probability-weighted expected return method which utilized CALLC III's cash flow projections, which were considered representative of the nature of interests held by CALLC III in the Partnership.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table provides key information for the share-based compensation plans related to the override units of CALLC, CALLC II and CALLC III.

				Compensation Expense for the Years Ended December 31,
	Benchmark Value (per Unit)	Original Awards Issued
Award Type			Grant Date	2011	2010
				(in thousands)
Override Operating Units	$11.31	919,630	June 2005	$—	$56
Override Operating Units	$34.72	72,492	December 2006	—	1
Override Value Units(a)	$11.31	1,839,265	June 2005	1,495	4,751
Override Value Units(b)	$34.72	144,966	December 2006	225	217
Override Units(c)	$10.00	642,219	February 2008	143	473

			Total	$1,863	$5,498

        Due to the divestiture of all ownership in CVR Energy by CALLC and CALLC II and due to the purchase of the IDRs from CVR GP, LLC and the distribution to CALLC III, there is no associated unrecognized compensation expense as of December 31, 2012 and 2011.

  Valuation Assumptions

        Significant assumptions used in the valuation of the Override Value Units (a) and (b) were as follows:

	(a) Override Value Units December 31,	(b) Override Value Units December 31,
	2010	2010
Estimated forfeiture rate	None	None
Derived service period	6 years	6 years
CVR Energy's closing stock price	$15.18	$15.18
Estimated fair value (per unit)	$22.39	$6.56
Marketability and minority interest discounts	20.0%	20.0%
Volatility	43.0%	43.0%

        (c) Override Units — Using a probability-weighted expected return method that utilized CALLC III's cash flow projections which includes expected future earnings and the anticipated timing of IDRs, the estimated grant date fair value of the override units was approximately $3,000. As a non-contributing investor, CVR Energy also recognized income equal to the amount that its interest in the investee's net book value has increased (that is its percentage share of the contributed capital recognized by the investee) as a result of the disproportionate funding of the compensation cost. Of the

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

642,219 units issued, 109,720 were immediately vested upon issuance and the remaining units were subject to a forfeiture schedule. Significant assumptions used in the valuation were as follows:

December 31,
2010
Estimated forfeiture rate	None
Derived Service Period	Forfeiture schedule
Estimated fair value (per unit)	$2.60
Marketability and minority interest discounts	10.0%
Volatility	47.6%

  Phantom Unit Plans

        CVR Energy, through CRLLC, has two Phantom Unit Appreciation Plans (the "Phantom Unit Plans") whereby directors, employees and service providers were awarded phantom points at the discretion of the board of directors or the compensation committee. Holders of service phantom points had rights to receive distributions when holders of override operating units received distributions. Holders of performance phantom points had rights to receive distributions when CALLC and CALLC II holders of override value units received distributions. There was no compensation expense for the year ended December 31, 2012 related to the Phantom Unit Plans. The Phantom Unit Plans were terminated in December 2012. Compensation expense for the years ended December 31, 2011 and 2010 related to the Phantom Unit Plans was approximately $2.0 million and $3.2 million, respectively. Due to the divestiture of all ownership of CVR Energy by CALLC and CALLC II, there is no unrecognized compensation expense associated with the Phantom Units Plans at December 31, 2012.

  Long-Term Incentive Plan — CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2012, only restricted shares of CVR Energy common stock, restricted stock units and stock options had been granted under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CRNF) employees, officers, consultants and directors.

  Restricted Shares

        Through the CVR Energy LTIP, shares of restricted common stock and restricted stock units (collectively "restricted shares") have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the common stock. These restricted shares generally vest over a three-year period.

        The Transaction Agreement, as described in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), triggered a modification to the treatment of outstanding restricted shares under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares that vested in 2012 vested in accordance with the current vesting terms, but upon vesting were converted to a cash

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award in which the recipient received the offer price of $30.00 per share in cash plus one CCP. For all such awards that vest in accordance to their terms in 2013, 2014 and 2015, the holders of the awards will receive a cash award equal to the lesser of the offer price or the appraised value of the shares at the time of vesting. Additional share-based compensation of $1.9 million was incurred to revalue the unvested shares to the fair value upon the date of modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2012, there was approximately $1.9 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately 1 year. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals for whom, as of December 31, 2012, compensation expense has been allocated to the Partnership.

        Compensation expense recorded for the years ended December 31, 2012, 2011 and 2010, related to the restricted shares, was approximately $4.6 million, $2.0 million and $0.3 million, respectively.

  Long-Term Incentive Plan — CVR Partners

        In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Partnership and its subsidiaries and (2) employees of the general partner and to (3) members of board of directors of the general partner. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

        Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date.

        In December 2012, the board of directors of the general partner approved an amendment to modify the terms of certain phantom unit awards previously granted to employees of the Partnership and its subsidiaries. Prior the amendment, the phantom units, when granted, were valued at the closing market price of the Partnership's common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the units. These shares generally vest over a three-year period.

        The amendment triggered a modification to the awards by providing the phantom units would be settled in cash rather than common units of the Partnership. Additional share-based compensation incurred to revalue the unvested units upon modification was not material. For awards vesting subsequent to the amendment, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of the common units and phantom units (collectively "Units") activity and changes under the CVR Partners LTIP during the years ended December 31, 2012 and December 31, 2011 is presented below:

	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)
Non-vested at April 13, 2011	—	$—	$—
Granted	200,647	22.34
Vested	(36,076)	19.36
Forfeited	—	—

Non-vested at December 31, 2011	164,571	$22.99	$4,085

Granted	95,370	24.53
Vested	(58,129)	23.08
Forfeited	—	—

Non-vested at December 31, 2012	201,812	$23.70	$5,094

        Unrecognized compensation expense associated with the unvested phantom units at December 31, 2012 was approximately $3.6 million and is expected to be recognized over a weighted average period of 1.6 years. Compensation expense recorded for the years ended December 31, 2012 and 2011 related to the awards under the CVR Partners LTIP was approximately $2.2 million and $1.4 respectively. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) — affiliates as the expense has been incurred for the benefit of directors or employees of the general partner.

        As of December 31, 2012, the Partnership has a liability of $0.2 million for unvested phantom unit awards related to employees of the Partnership and its subsidiaries, which is recorded in personnel accruals on the Consolidated Balance Sheet. For the year ended December 31, 2012, the Partnership paid cash of $0.3 million to settle liability-classified awards upon vesting. No cash was paid to settle phantom unit awards in 2011.

        As of December 31, 2012, -there were 4,748,893 common units available for issuance under CVR Partners LTIP.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)   Inventories

        Inventories consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Finished goods	$5,234	$6,130
Raw materials and precious metals	7,038	4,578
Parts and supplies	16,677	12,547

	$28,949	$23,255

(5)   Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	December 31,
	2012	2011
	(in thousands)
Land and improvements	$2,611	$2,563
Buildings and improvements	1,223	815
Machinery and equipment	403,682	397,433
Automotive equipment	357	391
Furniture and fixtures	343	261
Railcars	2,496	2,496
Construction in progress	132,428	51,410

	$543,140	$455,369
Less: Accumulated depreciation	131,540	113,874

Total net, property, plant, and equipment	$411,600	$341,495

        Capitalized interest recognized as a reduction of interest expense for the years ended December 31, 2012 and 2011 totaled approximately $3.2 million and $1.3 million, respectively.

(6)   Partners' Capital and Partnership Distributions

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

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        At December 31, 2012, the Partnership had a total of 73,065,143 common units issued and outstanding, of which 50,920,000 common units were owned by CRLLC, representing approximately 70% of the total Partnership units outstanding.

        The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 45 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter generally equaled the Partnership's cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate. The Partnership also retains cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. Beginning with the first quarter 2013, the board of directors of our general partner has adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for maintenance capital expenditures, debt service and other contractual obligations, major scheduled turnaround expense incurred, and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate.

        The following is a summary of cash distributions paid to unitholders during 2012 for the respective quarters to which the distributions relate:

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	($ in millions except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8

Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2

Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207

Common units outstanding	73,030,936	73,030,936	73,043,356	73,046,498

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	Total Cash Distributions Paid in 2011
	($ in millions except per common units amounts)
Amount paid CRLLC	$—	$—	$20.7	$29.1	$49.8
Amounts paid to public unitholders	—	—	9.0	12.7	21.6

Total amount paid	$—	$—	$29.7	$41.8	$71.5

Per common unit	$—	$—	$0.407	$0.572	$.979

Common units outstanding	—	—	73,002,956	73,002,956

        On February 14, 2013, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on February 7, 2013 for the fourth quarter of 2012 in the amount of

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.192 per unit, or $14.0 million in aggregate. Total cash distributions paid based upon available cash for 2012 were $1.81 per each common unit.

(7)   Goodwill and Intangible Assets

  Goodwill

        In connection with the 2005 acquisition by CALLC of all outstanding stock owned by Coffeyville Holdings Group, LLC, CRNF recorded goodwill of approximately $40,969,000. Goodwill and other intangible assets accounting standards provide that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. In accordance with these standards, CVR Partners completes its annual test for impairment of goodwill as of November 1 each year. Based on the results of the test, no impairment of goodwill was recorded for the years ended December 31, 2012, 2011 and 2010.

        In testing goodwill for impairment, the Partnership applied the guidance in ASU 2011 — 08, which allows an alternative in certain situations that simplifies the impairment testing of goodwill. This guidance allows an entity the option to first perform a qualitative evaluation to determine whether it is necessary to perform the quantitative two-step goodwill impairment analysis.

        The Partnership began the qualitative assessment by analyzing the key drivers and other external factors that impact the business in an attempt to determine if any significant events, transactions or other factors had occurred, or were expected to occur, that would impair earnings or competitiveness; therefore impairing the fair value of the Partnership. The key drivers that were considered in the evaluation of the Partnership's fair value included:

  •
  general economic conditions;

  •
  fertilizer pricing;

  •
  input costs; and

  •
  customer outlook.

        After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the Partnership was less than the carrying value, and so it was not necessary to perform the two-step valuation.

  Other Intangible Assets

        Contractual agreements with a fair market value of $145,000 were acquired in 2005 in connection with the acquisition of CALLC of all outstanding stock owned by Coffeyville Holdings Group, LLC. The intangible value of these agreements is amortized over the life of the agreements through September 2019. Amortization expense of $5,000, $10,000 and $10,000, was recorded in depreciation and amortization for the years ended December 31, 2012, 2011 and 2010, respectively.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)   Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities were as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Property taxes	$7,116	$7,025
Capital asset and dismantling obligation	—	4,187
Other current liabilities (interest rate swap)	862	905
Accrued interest	500	885
Other accrued expenses and liabilities(1)	1,002	1,820

	$9,480	$14,822

  (1)
  Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a related party, under the feedstock and shared services agreement. See Note 16 ("Related Party Transactions") for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(9)   Nitrogen Fertilizer Incident

        On September 30, 2010, the nitrogen fertilizer plant experienced an interruption in operations due to a rupture of a high-pressure UAN vessel. Total costs due to the incident were approximately $11.7 million for repairs and maintenance and other associated costs. Approximately $0.3 million, $0.9 million, and $10.5 million of these costs were recognized during the years ended December 31, 2012, 2011 and 2010, respectively, of which approximately $4.9 million were capitalized. The remaining amounts are included in direct operating expenses (exclusive of depreciation and amortization).

        Approximately $8.0 million of insurance proceeds were received under the property damage insurance claim related to this incident. Approximately $1.0 million, $2.7 million and $4.3 million of these proceeds were received during the years ended December 31, 2012, 2011 and 2010, respectively. The recording of the insurance proceeds resulted in a reduction of direct operating expenses (exclusive of depreciation and amortization) when received.

        Total proceeds received for insurance indemnity under the business interruption insurance policy related to the incident were approximately $3.4 million, which was reported in the year ended December 31, 2011. Business interruption insurance proceeds were included in the Consolidated Statements of Operations under Insurance recovery-business interruption.

        As of December 31, 2012, all property damage and business interruption claims have been fully settled with all claims closed.

(10) Credit Facility

        Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility at December 31, 2012. There is no scheduled amortization and the credit facility matures in April 2016. The credit facility is used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership. The Partnership, upon the closing of the new credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering.

        Borrowings under the credit facility bear interest at either a Eurodollar rate or a base rate plus a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the credit facility ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. Currently, the interest rate is either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

        The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, and the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility.

        As of December 31, 2012, CRNF was in compliance with the covenants of the credit facility.

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

        Deferred financing costs consisted of the following:

Year Ended December 31, 2012
(in thousands)
Deferred financing costs	$4,824
Less accumulated amortization	1,660
Unamortized deferred financing costs	3,164
Less current portion	964

$2,200

        For the years ended December 31, 2012 and 2011, amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $1.0 million and $0.7 million, respectively.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Interest Rate Swap

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2012, the effective rate was approximately 4.58%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The interest expense re-classed from AOCI into earnings was $1.0 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

(12) Net Income Per Common Unitholder

        The net income per unit figures on the Consolidated Statement of Operations are based on the net income of the Partnership after the closing of the Initial Public Offering on April 13, 2011, since this is the amount of net income that is attributable to the common units.

        The Partnership's net income is allocated wholly to the common unitholders as the general partner does not have an economic interest.

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

        The following table illustrates the Partnership's calculation of net income per common unitholder (in thousands, except per unit information):

	Year Ended December 31, 2012	April 13, 2011 to December 31, 2011
Net income	$112,223	$108,351

Net income per common unit, basic	$1.54	$1.48

Net income per common unit, diluted	$1.53	$1.48

Weighted-average common units outstanding, basic	73,039	73,008

Weighted-average common units outstanding, diluted	73,193	73,073

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Partnership has omitted net income per unit data for all periods other than the years ended December 31, 2012 and 2011, as the Partnership operated under a different capital structure prior to the closing of the Initial Public Offering on April 13, 2011; therefore, the per unit information is not meaningful to investors.

(13) Income Taxes

        The State of Texas enacted a franchise tax that required the Partnership to pay a tax of 1.0% on the Partnership's "margin" beginning with the 2008 taxable year, as defined in the law, based on the Partnership's prior year results. The margin to which the tax rate is applied generally is calculated as the Texas percentage of the Partnership's revenues for federal income tax purposes less the cost of the products sold as defined by Texas law. Texas requires the entities that are part of an affiliated group, generally defined as greater than 50% owned entities, of a common owner, to file on a combined basis. As a result, the Partnership's Texas tax liability is reported on a combined basis with CVR Energy and taxes payable are recorded as due to affiliate in other current liabilities.

        Under ASC Topic 740, Income Taxes ("ASC 740"), taxes based on income like the Texas franchise tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

        Temporary differences related to the Partnership's property affect the Texas franchise tax. As a result, the Partnership reflected a deferred tax liability in the amount of approximately $42,000 and $36,000 at December 31, 2012 and 2011, respectively, included in the Consolidated Balance Sheets of the Partnership. In addition, the Partnership reflected state income taxes payable of approximately $58,000 and $31,000 at December 31, 2012 and 2011, respectively, included in accrued expenses and other current liabilities on the Consolidated Balance Sheets of the Partnership. For the years ended December 31, 2012, 2011 and 2010, the Partnership recorded income tax expense of $52,000, $28,000 and $26,000, respectively.

(14) Benefit Plans

        CRLLC sponsors and administers a defined-contribution 401(k) plan (the "Plan") for the employees of CRNF. Participants in the Plan may elect to contribute up to 50% of their annual salaries and up to 100% of their annual bonus received pursuant to CVR Energy's income sharing plan. CRNF matches up to 100% of the first 6% of the participant's contribution. Participants in the Plan are immediately vested in their individual contributions. The Plan has a three year vesting schedule for CRNF's matching funds and contains a provision to count service with any predecessor organization. For the years ended December 31, 2012, 2011 and 2010, CRNF's contributions under the Plan were $0.6 million, $0.4 million and $0.4 million, respectively.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Year ending December 31, 2013	$6,142	$20,366
Year ending December 31, 2014	4,794	14,280
Year ending December 31, 2015	4,316	13,484
Year ending December 31, 2016	3,929	13,728
Year ending December 31, 2017	2,275	13,990
Thereafter	6,231	104,205

	$27,687	$180,053

  (1)
  The Partnership's purchase obligation for pet coke from CVR Energy has been derived from a calculation of the average pet coke price paid to CVR Energy over the preceding two year period.

        CRNF leases railcars and facilities under long-term operating leases. Lease expense for the years ended December 31, 2012, 2011 and 2010, totaled approximately $4.3 million, $3.8 million and $4.1 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

        CRNF has an agreement with the City of Coffeyville (the "City") pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity and City margin based upon agreed upon rates. This agreement expires on July 1, 2019. Effective August 2008 and through July 2010, the City began charging a higher rate for electricity than what had been agreed to in the contract. CRNF filed a lawsuit to have the contract enforced as written and to recover other damages. CRNF paid the higher rates under protest and subject to the lawsuit in order to obtain the electricity. In August 2010, the lawsuit was settled and CRNF received a return of funds totaling approximately $4.8 million. This return of funds was recorded in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations during the third quarter of 2010. In connection with the settlement, the electrical services agreement was amended.

        During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the years ended December 31, 2012, 2011 and 2010, totaled approximately $4.3 million, $4.2 million and $4.7 million, respectively.

        CRNF entered into a lease agreement effective October 25, 2007 with CVR Energy under which certain office and laboratory space is leased. This lease agreement was amended and restated in connection with the Initial Public Offering and extended through October 2017. The agreement

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires CRNF to pay approximately $8,900 (rate as of December 31, 2012) on the first day of each calendar month with annual increase. See Note 16 ("Related Party Transactions") for further discussion.

        On February 22, 2011, CRLLC entered into a $250.0 million ABL credit facility. At April 13, 2011, CRLLC's first lien senior secured notes had an aggregate principal balance of $247.5 million and CRLLC's second lien senior secured notes had an aggregate principal balance of $225.0 million. The Partnership and CRNF were each released from their obligation as a guarantor or obligor, as applicable, under CRLLC's ABL credit facility, first lien senior secured notes and second lien senior secured notes as a result of the closing of the Initial Public Offering.

        The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in December 2013 and the agreement is subject to renewal. Expenses related to the pet coke supply agreement totaled approximately $6.0 million for the year ended December 31, 2012, which was recorded in cost of products sold (exclusive of depreciation and amortization).

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

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reassessed CRNF's nitrogen fertilizer plant and classified the nitrogen fertilizer plant as almost entirely real property instead of almost entirely personal property. The reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF did not agree with the county's classification of its nitrogen fertilizer plant and protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"). However, CRNF has fully accrued and paid the property taxes the county claims are owed for the years ended December 31, 2011, 2010, 2009 and 2008 and has estimated and accrued for property tax for the year ended December 31, 2012. The first payment in respect to CRNF's 2012 property taxes was paid in December 2012 and the second payment will be made in May 2013. This property tax expense is reflected as a direct operating expense in the consolidated financial statements. In February 2011, CRNF tried the 2008 case to COTA and in January 2012, COTA issued its decision holding that CRNF's fertilizer plant was almost entirely real property instead of almost entirely personal property. CRNF disagreed with the ruling and filed a petition for reconsideration with COTA, which was denied, and then filed an appeal to the Kansas Court of Appeals. CRNF also protested the valuation of the CRNF fertilizer plant for tax years 2009

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 2012, which cases remained pending before COTA. On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012 which generally provides that the nitrogen fertilizer plant will be appraised at a total value of $35.0 million for tax years 2013 through 2016 which will lower CRNF's property taxes by about $10.5 million per year based on current mill levy rates. In addition, the settlement provides that Montgomery County will not challenge or contest CRNF's application for a ten year tax exemption pursuant to Kansas law for the UAN expansion and will support the approval of such application by COTA, the reviewing body for such exemption application. Finally, the settlement provides that CRNF will continue its appeal of the 2008 case and that Montgomery County will make a payment to CRNF for the 2008 tax year upon the final conclusion of the appeal, with the amount of the payment to depend on the appeal's outcome.

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

        Environmental expenditures are capitalized when such expenditures are expected to result in future economic benefits. Capital expenditures for the years ended December 31, 2012, 2011 and 2010, were approximately $0.4 million, $0.2 million and $0.2 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Related Party Transactions

  Registration Rights Agreement

        On August 29, 2012, the Partnership's registration statement on Form S-3 was declared effective by the SEC, enabling CRLLC to sell, from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units. For the year ended December 31, 2012, the Partnership recognized approximately $0.4 million in expenses related to this registration statement, along with $0.7 million for a prior registration for the benefit of CRLLC in accordance with CVR Partners' Registration Rights Agreement. These amounts included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of this registration statement.

  Related Party Agreements

        In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the Initial Public Offering; the agreements are described as in effect at December 31, 2012. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other currents assets, and other long-term assets, on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Consolidated Balance Sheets.

        CVR Refining, LP (the "Refining Partnership"), an affiliate of the Partnership, completed its initial public offering (the "Refining Partnership IPO") on January 23, 2013. Following the Refining Partnership IPO, CVR Energy indirectly owns the general partner of the Refining Partnership and approximately 81% of the Refining Partnership's outstanding common units. Although certain of CVR Energy's subsidiaries that are parties to the related party agreements discussed below were contributed to the Refining Partnership in connection with the Refining Partnership's IPO, the Refining Partnership IPO had no impact on these and the Partnership's business relations with CVR Energy and its subsidiaries.

  Feedstock and Shared Services Agreement

        CRNF entered into a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock agreement, CRNF and CRRM have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the years ended December 31, 2012, 2011 and 2010, the net sales generated from the sale of hydrogen to CRRM were approximately $6.3 million, $14.2 million and $0.1 million, respectively. For the years ended December 31, 2012, 2011 and 2010, CVR Partners also recognized $0.2 million, $1.0 million and $1.8 million of cost of product

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery, respectively. At December 31, 2012 and 2011, there was approximately $0.2 million and $0.1 million, respectively, of receivables included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the years ended December 31, 2012, 2011 and 2010 were approximately $(10,000), $(0.3) million and $(0.1) million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the years ended December 31, 2012, 2011 and 2010, were approximately $1.4 million, $1.5 million and $0.8 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.

        The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the years ended December 31, 2012 and 2011, there were net sales of approximately $66,000 and $48,000, respectively, generated from the sale of tail gas to CRRM.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At December 31, 2012, an asset of approximately $0.2 million was included in other current assets and approximately $1.3 million was included in other non-current assets with an offset liability of approximately $0.5 million in other current liabilities and approximately $0.4 million other non-current liabilities in the Consolidated Balance Sheet.

        The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to us. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to us for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in CRRM's electric bill. Reimbursed direct operating expenses recorded for the years ended December 31, 2012, 2011 and 2010 were $(13,000), $0 and $0. Reimbursements or paid amounts for each of the years on a gross basis were nominal.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million and $0.3 million was reimbursed by CRRM for the use of tank capacity for the years ended December 31, 2012 and 2011, respectively. This reimbursement was recorded as a reduction to direct operating expenses. No amounts were received prior to 2011.

        The agreement has an initial term of 20 years, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        At December 31, 2012 and 2011, receivables of $0.2 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and pet coke purchases. At December 31, 2012 and 2011, payables of $0.4 million and $0.3 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.

  Coke Supply Agreement

        CRNF entered into a coke supply agreement with CRRM pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to CRNF during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise this option, CRRM may sell the excess to a third party.

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

        Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $10.2 million, $10.7 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010,

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Payables of $0.6 million and $1.0 million related to the coke supply agreement were included in accounts payable on the Consolidated Balance Sheets at December 31, 2012, and 2011, respectively.

  Terminal Operating and Lease Agreement

        On May 4, 2012, CRNF entered into an operating and lease agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases the premises located at Phillipsburg, Kansas which it uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the year ended December 31, 2012, expense incurred related to the terminal operating and lease agreement totaled approximately $18,000.

  Lease Agreement

        CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the years ended December 31, 2012, 2011 and 2010, expense incurred related to the use of the office and laboratory space totaled approximately $105,000, $102,000 and $96,000, respectively. There were no unpaid amounts outstanding with respect to the lease agreement as of December 31, 2012 and 2011, respectively.

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

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Services Agreement

        CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP, LLC and CVR Energy. Under this agreement, the Partnership's general partner has engaged CVR Energy to conduct its day-to-day business operations. CVR Energy provides CVR Partners with the following services under the agreement, among others:

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

        Either CVR Energy or the Partnership's general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. The Partnership's general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, the Partnership's general partner may terminate the agreement immediately if CVR Energy becomes bankrupt or dissolves or commences liquidation or winding-up procedures.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In order to facilitate the carrying out of services under the agreement, CVR Partners and CVR Energy have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another's intellectual property under certain circumstances.

        Net amounts incurred under the services agreement for the years ended December 31, 2012, 2011 and 2010, were approximately $10.1 million, $10.2 million and $10.6 million, respectively. Of these charges approximately $7.1 million, $8.2 million and $8.5 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $3.0 million, $2.0 million and $2.1 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $3.4 million, $4.6 million and $3.4 million, respectively, for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, payables of $2.2 million and $0.7 million, respectively, were included in accounts payable on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

  GP Services Agreement

        The Partnership is party to a GP Services Agreement dated November 29, 2011 between the Partnership, CVR GP, LLC and CVR Energy. This agreement allows CVR Energy to engage CVR GP, LLC, in its capacity as the Partnership's general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership's general partner and CVR Energy from time to time. As payment for services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the employment of the Partnership's employees who provide CVR Energy services on a part-time basis, as determined by the Partnership's general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. Pursuant to this GP Services Agreement, one of the Partnership's executive officers has performed business development services for CVR Energy from time to time.

        CVR Energy is not required to pay any compensation, salaries, bonuses or benefits to any of the Partnership's general partner's employees who provide services to CVR Energy on a full-time or part-time basis; the Partnership will continue to pay their compensation.

        Either CVR Energy or the Partnership's general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. The Partnership's general partner also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve the Partnership's general partner from its obligations under the agreement. Either CVR Energy or the Partnership's general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, CVR Energy may terminate the agreement immediately if the Partnership, or its general partner, become bankrupt, or dissolve and commence liquidation or winding-up.

  Limited Partnership Agreement

        In connection with the Initial Public Offering, CVR GP and CRLLC entered into the second amended and restated agreement of limited partnership of the Partnership, dated April 13, 2011.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the years ended December 31, 2012 and 2011 approximately $4.0 million and $1.4 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At December 31, 2012 and 2011, payables of $1.9 million and $0.8, respectively, were included in accounts payable related to personnel costs on the Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.

  Due from Affiliate

        CVR Partners historically supplemented CRLLC's working capital needs. CVR Partners had the right to receive such amounts from CRLLC upon request.

        On December 31, 2010, the due from affiliate balance was reduced to $0 as a result of the due from affiliate balance of $160.0 million being distributed by the Partnership to CRLLC and the special general partner. For the year ended December 31, 2010 the Partnership recognized approximately $13.1 million in interest income associated with the due from affiliate balance.

  Distributions to CRLLC

        The Partnership distributed $112.4 million and $49.9 for the years ended December 31, 2012 and 2011, respectively, as regular distributions on CRLLC's ownership of common units subsequent to the Initial Public Offering. As discussed in Note 6 ("Partners' Capital and Partnership Distribution"), the Partnership made cash distributions of approximately $276.7 million to CRLLC prior to and at the time of the Partnership's Initial Public Offering.

  Railcar Lease Agreement

        Since March 2009, the Partnership has leased 200 railcars from American Railcar Leasing, LLC, a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The agreement is scheduled to expire on March 31, 2014. For the year ended December 31, 2012, $1.1 million of rent expense was recorded related to this agreement. These amounts are included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statement of Operations.

  Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)

        Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negotiated rates. The Partnership was a member of the buying group in 2012. Prior to December 31, 2012, CVR Energy did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.

        In December, 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC ("Insight Portfolio Group"). CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(17) Fair Value of Financial Instruments

        The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values due to the immediate short-term maturity of these financial instruments. The carrying value of the Partnership's debt approximates fair value.

        The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of the Partnerships' assets and liabilities that fall under the scope of ASC 825, Financial Instruments.

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

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2012 and 2011, respectively.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$118,229	$—	$—	$118,229
Other current assets (marketable securities)	—	—	—	—

Total Assets	$118,229	$—	$—	$118,229

Other current liabilities (interest rate swap)	$—	$861	$—	$861
Other long-term liabilities (interest rate swap)	—	1,890	—	1,890

Total Liabilities	$—	$2,751	$—	$2,751

Accumulated other comprehensive loss (interest rate swap)	$—	$2,751	$—	$2,751

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$160,030	$—	$—	$160,030
Other current assets (marketable securities)	—	—	—	—

Total Assets	$160,030	$—	$—	$160,030

Other current liabilities (interest rate swap)	$—	$905	$—	$905
Other long-term liabilities (interest rate swap)	—	1,483	—	1,483

Total Liabilities	$—	$2,388	$—	$2,388

Accumulated other comprehensive loss (interest rate swap)	$—	$2,388	$—	$2,388

        As of December 31, 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership's money market accounts and derivative instruments. The carrying value of the Partnership's debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 11 "Interest Rate Swap"). The Partnership had no transfers of assets or liabilities between any of the above levels during the year ended December 31, 2012.

        The Partnership's cash and cash equivalent are all Level 1.

        The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Major Customers and Suppliers

        Sales of nitrogen fertilizer to major customers were as follows:

	December 31,
	2012	2011	2010
Nitrogen Fertilizer
Customer A	10%	17%	12%
Customer B	10%	12%	10%

	20%	29%	22%

        In addition to contracts with CVR Energy and its affiliates see Note 16 ("Related Party Transactions"), the Partnership maintains long-term contracts with one supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

	December 31,
	2012	2011	2010
Supplier A	5%	5%	5%

(19) Selected Quarterly Financial Information (Unaudited):

        Summarized quarterly financial data for December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(in thousands, except unit data)
Net sales	$78,276	$81,431	$75,013	$67,589
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) — Affiliates	2,990	2,532	3,229	2,767
Cost of product sold (exclusive of depreciation and amortization) — Third parties	9,608	8,193	8,068	8,685

	12,598	10,725	11,297	11,452

Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	381	448	394	1,054
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	22,456	22,076	20,669	28,136

	22,837	22,524	21,063	29,190

Insurance recovery — business interruption	—	—	—	—
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,819	5,218	3,863	4,369
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	2,158	1,759	1,213	1,743

	5,977	6,977	5,076	6,112

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(in thousands, except unit data)
Depreciation and amortization	5,438	5,158	5,230	4,897

Total operating costs and expenses	46,850	45,384	42,666	51,651

Operating income	31,426	36,047	32,347	15,938
Interest expense and other financing costs	(1,203)	(1,020)	(850)	(683)
Interest income	33	65	60	50
Other income, net	6	28	13	18

Total other income (expense)	(1,164)	(927)	(777)	(615)

Income before income tax expense (benefit)	30,262	35,120	31,570	15,323
Income tax expense (benefit)	18	32	13	(11)

Net income	$30,244	$35,088	$31,557	$15,334

Net income per common unit — basic	$0.41	$0.48	$0.43	$0.21
Net income per common unit — diluted	$0.41	$0.48	$0.43	$0.21
Weighted-average common units outstanding:
Basic	73,031	73,035	73,045	73,047
Diluted	73,196	73,194	73,191	73,192

	Year Ended December 31, 2011
	Quarter
	First	Second	Third	Fourth
	(in thousands, except unit data)
Net sales	$57,377	$80,673	$77,203	$87,614
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) — Affiliates	1,469	2,866	3,642	3,680
Cost of product sold (exclusive of depreciation and amortization) — Third parties	6,022	6,880	7,259	10,693

	7,491	9,746	10,901	14,373

Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	693	155	165	154
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	22,331	22,111	19,918	20,964

	23,024	22,266	20,083	21,118

Insurance recovery — business interruption	(2,870)	—	(490)	—
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	6,398	3,249	3,438	3,364
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,931	1,418	1,094	1,266

	8,329	4,667	4,532	4,630

Depreciation and amortization	4,637	4,648	4,663	4,921

CVR Partners, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Quarter
	First	Second	Third	Fourth
	(in thousands, except unit data)
Total operating costs and expenses	40,611	41,327	39,689	45,042

Operating income	16,766	39,346	37,514	42,572
Interest expense and other financing costs	—	(1,238)	(1,378)	(1,391)
Interest income	7	22	29	21
Other income, net	(29)	86	132	16

Total other income (expense)	(22)	(1,130)	(1,217)	(1,354)

Income before income tax expense	16,744	38,216	36,297	41,218
Income tax expense	10	5	12	1

Net income	$16,734	$38,211	$36,285	$41,217

Net income subsequent to initial public offering (April 13, 2011 through December 31, 2011)	$—	$30,849	$36,285	$41,217
Net income per common unit — basic		$0.42	$0.50	$0.56
Net income per common unit — diluted		$0.42	$0.50	$0.56
Weighted-average common units outstanding:
Basic		73,001	73,003	73,020
Diluted		73,044	73,083	73,088

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    As of December 31, 2012, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2012. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.

        Changes in Internal Control Over Financial Reporting.    There has been no change in the Partnership's internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

        As a publicly traded partnership, we qualify for certain exemptions from the NYSE's corporate governance requirements. Our general partner's board of directors has not and does not currently intend to establish a nominating/corporate governance committee. Additionally, a majority of the directors of our general partner do not need to be independent, and the compensation committee of the board of directors of our general partner does not need to be composed entirely of independent directors. Accordingly, unitholders do not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

        The board of directors of our general partner consisted of nine directors during 2012, four of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE. The board of directors of our general partner met 17 times in 2012. As of the date of this Report, the board of directors of our general partner consists of eight directors. In January 2013, Jon R. Whitney resigned from the board of directors of our general partner in connection with his appointment to the board of directors of CVR Refining GP, LLC, the general partner of CVR Refining, LP (NYSE: CVRR), an affiliate of ours.

        The board of directors of our general partner has established an audit committee. During 2012, the audit committee was comprised of Donna R. Ecton (chairman), Mark A. Pytosh and Jon R. Whitney, each of whom meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to review our accounting and auditing principles and procedures, accounting functions and internal controls; to oversee the qualifications, independence, appointment, retention, compensation and performance of our independent registered public accounting firm; to recommend to the board of directors the engagement of our independent accountants; to review with the independent accountants the plans and results of the auditing engagement; and to oversee "whistle-blowing" procedures and certain other compliance matters. The audit committee met nine times in 2012.

        As of the date of this Report, the audit committee consists of Donna R. Ecton (chairman), Mark A. Pytosh and Frank M. Muller, Jr., each of whom meets the independence and experience standards established by the NYSE and the Exchange Act. The board of directors has determined that Donna Ecton qualifies as an "audit committee financial expert," as defined by applicable rules of the

SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE.

        In addition, the board of directors of our general partner has established a conflicts committee. During 2012, the conflicts committee was comprised of Donna R. Ecton (chairman), Mark A. Pytosh and Jon R. Whitney. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is in the best interest of the Partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standard established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee met three times in 2012.

        As of the date of this Report, the conflicts committee consists of Donna R. Ecton (chairman), Mark A. Pytosh and Frank M. Muller, Jr.

        The board of directors of our general partner also created a compensation committee. During 2012, the compensation committee was comprised of Frank M. Muller, Jr. (chairman), Jon R. Whitney and, as of May 2012, SungHwan Cho and Daniel A. Ninivaggi. The compensation committee (1) establishes policies and periodically determines matters involving executive compensation, (2) grants or recommends the grant of equity awards under the CVR Partners LTIP, (3) provides counsel regarding key personnel selection, (4) may elect to retain independent compensation consultants, (5) recommends to the board of directors the structure of non-employee director compensation and (6) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met three times in 2012.

        As of the date of this Report, the compensation committee consists of Frank M. Muller, Jr. (chairman), SungHwan Cho and Daniel A. Ninivaggi.

        The board of directors of our general partner has created an environmental, health and safety committee. During 2012, the environmental, health and safety committee was comprised of Mark A. Pytosh (chairman), Donna R. Ecton, Frank M. Muller, Jr. and Stanley A. Riemann. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met two times in 2012. As of the date of this Report, the composition of the environmental, health and safety committee has not changed.

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

Meetings of Independent or Non-Management Directors and Executive Sessions

        To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. During 2012, four of our nine directors were independent, and six of our nine directors were non-management. Our independent directors met during three executive sessions in 2012. Ms. Donna R. Ecton (independent), presided over the executive sessions held by our independent directors. Our non-management directors met during one executive session in 2012. Mr. Daniel A. Ninivaggi presided over the executive session held by our non-management directors.

Communications with Directors

        Unitholders and other interested parties wishing to communicate with our Board may send a written communication addressed to:

CVR Partners, LP
2277 Plaza Drive, Suite 500
Sugar Land, Texas 77479
Attention: Senior Vice President, General Counsel and Secretary

        Our General Counsel will forward all appropriate communications directly to our Board or to any individual director or directors, depending upon the facts and circumstances outlined in the communication. Any unitholder or other interested party who is interested in contacting only the independent directors or non-management directors as a group or the director who presides over the meetings of the independent directors or non-management directors may also send written communications to the contact above and should state for whom the communication is intended.

Compensation Committee Interlocks and Insider Participation

        None of the members of the compensation committee of our general partner during 2012 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.

Executive Officers and Directors

        The following table sets forth the names, positions and ages (as of February 25, 2013) of the executive officers and directors of our general partner.

        The executive officers named below (other than our general partner's Chief Executive Officer and Executive Vice President, Business Development) are also executive officers of CVR Energy and are providing their services to our general partner and us pursuant to the services agreement entered into among us, CVR Energy and our general partner. The shared executive officers divide their working time between the management of CVR Energy, CVR Refining and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2012 are as follows: John J. Lipinski (8%), Stanley A. Riemann (20%), Susan M. Ball (29%), Edmund S. Gross (20%), and Christopher G. Swanberg (21%). During 2012, Byron R. Kelley and Randal T. Maffett spent 100% of their time working for us as employees of the general partner.

Susan M. Ball was appointed Chief Financial Officer effective August 7, 2012 (in place of Frank A. Pici, who resigned effective August 7, 2012).

Name	Age	Position With Our General Partner
John J. Lipinski	62	Executive Chairman of the Board and Director
Byron R. Kelley	65	Chief Executive Officer, President and Director
Stanley A. Riemann	61	Chief Operating Officer and Director
Susan M. Ball	49	Chief Financial Officer and Treasurer
Edmund S. Gross	62	Senior Vice President, General Counsel and Secretary
Randal T. Maffett	52	Executive Vice President, Business Development
Christopher G. Swanberg	55	Vice President, Environmental, Health and Safety
SungHwan Cho	38	Director
Donna R. Ecton	65	Director
Frank M. Muller, Jr.	70	Director
Daniel A. Ninivaggi	48	Director
Mark A. Pytosh	48	Director

        John J. Lipinski has served as executive chairman of the board of our general partner since June 2011. Prior to assuming that role, he served as chief executive officer, president and a director of our general partner beginning in October 2007 and chairman of the board of directors of our general partner beginning in November 2010. In addition, he has served as CVR Energy's chief executive officer and president and as a member of the board of directors since September 2006, and previously served as the Chairman of its board of directors from April 2009 until May 2012. In addition, Mr. Lipinski has served as the chief executive officer, president, and director of CVR Refining's general partner since its inception in September 2012. Mr. Lipinski has over 40 years of experience in the petroleum refining and nitrogen fertilizer industries. He began his career with Texaco Inc. In 1985, Mr. Lipinski joined The Coastal Corporation, eventually serving as Vice President of Refining with overall responsibility for Coastal Corporation's refining and petrochemical operations. Upon the merger of Coastal with El Paso Corporation in 2001, Mr. Lipinski was promoted to Executive Vice President of Refining and Chemicals, where he was responsible for all refining, petrochemical, nitrogen-based chemical processing and lubricant operations, as well as the corporate engineering and construction group. Mr. Lipinski left El Paso in 2002 and became an independent management consultant. In 2004, he became a managing director and partner of Prudentia Energy, an advisory and management firm. Mr. Lipinski graduated from Stevens Institute of Technology with a bachelor's degree in Engineering (Chemical) and received a Juris Doctor from Rutgers University School of Law. Mr. Lipinski's over 40 years of experience in the petroleum refining and nitrogen fertilizer industries adds significant value to the board of directors of our general partner, and his in-depth knowledge of the issues, opportunities and challenges facing our business provides the direction and focus the board needs to ensure the most critical matters are addressed.

        Byron R. Kelley has served as chief executive officer, president and a director of our general partner since June 2011. Prior to joining CVR Partners, Mr. Kelley served as Chief Executive Officer, President and director of the general partner of Regency Energy Partners LP, a master limited partnership controlled by Energy Transfer Equity LP that specializes in the gathering and processing, contract compression, treating and transportation of natural gas and natural gas liquids. From 2003 to 2008, Mr. Kelley was Executive Vice President and Group President of the pipeline group of CenterPoint Energy in Houston, a business which included two interstate pipeline companies, a gathering and processing company, a pipeline services company and a remote data gathering and communications company. Prior to CenterPoint Energy, he served for six years in senior management at El Paso Energy International in Houston, retiring in 2002 as the company's president. With over 40 years of experience in energy related companies, Mr. Kelley's career also included executive, management and engineering positions at Tenneco Energy Corporation, where he rose to become

Senior Vice President, Strategy, and at Louisiana Intrastate Gas Corporation and Southern Natural Gas Company. Mr. Kelley also is past president of the Interstate Natural Gas Association of America and currently serves as a board advisor to the Bright Light Foundation of Houston and to Martin Midstream Partners L.P. Mr. Kelley received a BS degree in civil engineering from Auburn University.

        Stanley A. Riemann has served as chief operating officer of our general partner since October 2007 and has been a director of our general partner since July 2011. He has also served as chief operating officer of CVR Energy since September 2006 and chief operating officer of Coffeyville Resources since 2004. Mr. Riemann has also served as Chief Operating Officer of CVR Refining's general partner since its inception in September 2012. Prior to joining Coffeyville Resources in February 2004, Mr. Riemann held various positions associated with the Crop Production and Petroleum Energy Division of Farmland for over 30 years, including, most recently, Executive Vice President of Farmland and President of Farmland's Energy and Crop Nutrient Division. In this capacity, he was directly responsible for managing the petroleum refining operation and all domestic fertilizer operations, which included the Trinidad and Tobago nitrogen fertilizer operations. His leadership also extended to managing Farmland's interests in SF Phosphates in Rock Springs, Wyoming and Farmland Hydro, L.P., a phosphate production operation in Florida and managing all company-wide transportation assets and services. Mr. Riemann has served as a board member and board chairman on several industry organizations including the Phosphate Potash Institute, the Florida Phosphate Council and the International Fertilizer Association. He currently serves on the Board of The Fertilizer Institute. Mr. Riemann received a Bachelor of Science degree from the University of Nebraska and an MBA from Rockhurst University.

        Susan M. Ball has served as chief financial officer and treasurer of our general partner and CVR Energy since August 2012. She has previously served as Vice President, Chief Accounting Officer and Assistant Treasurer of CVR Energy and the general partner of CVR Partners since October 2007 and as Vice President, Chief Accounting Officer and Assistant Treasurer for Coffeyville Resources since May 2006. In addition, Ms. Ball has also served as the chief financial officer and treasurer of CVR Refining's general partner since its inception in September 2012. Ms. Ball has more than 25 years of experience in the accounting industry, with more than 12 years serving clients in the public accounting industry. Prior to joining CVR Energy, she served as a Tax Managing Director with KPMG LLP, where she was responsible for all aspects of federal and state income tax compliance and tax consulting, which included a significant amount of mergers and acquisition work on behalf of her clients. Ms. Ball received a Bachelor of Science in Business Administration from Missouri Western State University and is a Certified Public Accountant.

        Edmund S. Gross has served as senior vice president, general counsel and secretary of our general partner since October 2007. He has also served as senior vice president, general counsel and secretary of CVR Energy since October 2007, vice president, general counsel and secretary of CVR Energy since September 2006 and general counsel and secretary of Coffeyville Resources since July 2004. In addition, Mr. Gross has served as Senior Vice President, General Counsel and Secretary of CVR Refining's general partner since its inception in September 2012. Prior to joining Coffeyville Resources, Mr. Gross was of counsel at Stinson Morrison Hecker LLP in Kansas City, Missouri from 2002 to 2004, was Senior Corporate Counsel with Farmland from 1987 to 2002 and was an associate and later a partner at Weeks, Thomas & Lysaught, a law firm in Kansas City, Kansas, from 1980 to 1987. Mr. Gross received a Bachelor of Arts degree in history from Tulane University, a Juris Doctor from the University of Kansas and an MBA from the University of Kansas.

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

        Christopher G. Swanberg has served as vice president, environmental, health and safety at our general partner since October 2007. He has also served as vice president, environmental, health and safety at CVR Energy since September 2006 and as vice president, environmental, health and safety at Coffeyville Resources since June 2005. Mr. Swanberg has also served as vice president, environmental, health and safety of CVR Refining's general partner since its inception in September 2012. He has served in numerous management positions in the petroleum refining industry such as Manager, Environmental Affairs for the refining and marketing division of Atlantic Richfield Company (ARCO) and Manager, Regulatory and Legislative Affairs for Lyondell-Citgo Refining. Mr. Swanberg's experience includes technical and management assignments in project, facility and corporate staff positions in all environmental, safety and health areas. Prior to joining Coffeyville Resources, he was Vice President of Sage Environmental Consulting, an environmental consulting firm focused on petroleum refining and petrochemicals, from September 2002 to June 2005. Mr. Swanberg received a Bachelor of Science degree in Environmental Engineering Technology from Western Kentucky University and an MBA from the University of Tulsa.

        SungHwan Cho has been a member of the board of directors of our general partner since May 2012. Mr. Cho has served as Chief Financial Officer of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion), since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. From 2004 to 2006, Mr. Cho served as Director of Finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as Director of Corporate Development and Director of Product Development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo. Mr. Cho has been a director of: Icahn Enterprises G.P. Inc. since September 2012; CVR Refining GP, LLC, the general partner of CVR Refining, since January 2013; CVR Energy since May 2012; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011; Take-Two Interactive Software Inc., a publisher of interactive entertainment products, since April 2010; WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. CVR Energy, CVR Partners, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho's deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.

        Donna R. Ecton has been a member of the board of directors of our general partner since March 2008. Ms. Ecton is founder, chairman, and chief executive officer of the management consulting firm EEI Inc, which she founded in 1998. Prior to founding EEI, she served as a board member of H&R Block, Inc. from 1993 to 2007, a board member of PETsMART, Inc. from 1994 to 1998, PETsMART's chief operating officer from 1996 to 1998, and as chairman, president and chief executive officer of

Business Mail Express, Inc., a privately held expedited print/mail business, from 1995 to 1996. Ms. Ecton was president and chief executive officer of Van Houten North America Inc. from 1991 to 1994 and Andes Candies Inc from 1991 to 1994. She has also held senior management positions at Nutri/System, Inc. and Campbell Soup Company. She started her business career in banking with both Chemical Bank and Citibank N.A. Ms. Ecton currently serves on the board of directors of Body Central Corp., a multi-channel specialty woman's apparel retailer. Ms. Ecton is a member of the Council on Foreign Relations in New York City. She was also elected to and served on Harvard University's Board of Overseers. Ms. Ecton received a BA in economics from Wellesley College and an MBA from the Harvard Graduate School of Business Administration. We believe Ms. Ecton's significant background as both an executive officer and director of public companies and experience in finance is an asset to our board. Her knowledge and experience provide the audit committee with valuable perspective in managing the relationship with our independent accountants and the performance of the financial auditing oversight.

        Frank M. Muller, Jr.    has been a member of the board of directors of our general partner since May 2008. Until August 2009, Mr. Muller served as the chairman and chief executive officer of the technology design and manufacturing firm TenX Technology, Inc., which he founded in 1985. He is currently the president of Toby Enterprises, which he founded in 1999 to invest in startup companies, and the chairman of Topaz Technologies, Ltd., a software engineering company. Mr. Muller was a senior vice president of The Coastal Corporation from 1989 to 2001, focusing on business acquisitions and joint ventures, and general manager of the Kensington Company, Ltd. from 1984 to 1989. Mr. Muller started his business career in the oil and chemical industries with Pepsico, Inc. and Agrico Chemical Company. Mr. Muller served in the United States Army from 1965 to 1973. Mr. Muller received a BS and MBA from Texas A&M University. We believe Mr. Muller's experience in the chemical industry and expertise in developing and growing new businesses is an asset to our board.

        Daniel A. Ninivaggi has been a member of the board of directors of our general partner since May 2012. Mr. Ninivaggi has served as President of Icahn Enterprises L.P. and its general partner, Icahn Enterprises G.P. Inc., since April 2010, as its Chief Executive Officer since August 2010, and as a director since March 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 to 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010. Mr. Ninivaggi has been a director of: CVR Refining GP, LLC, the general partner of CVR Refining, since January 2013; CVR Energy since May 2012; Viskase Companies, Inc., a meat casing company, since June 2011; XO Holdings, a competitive provider of telecom services, since August 2010; and Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since March 2010. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer, and since January 2011, he has served as a director, of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts. Mr. Ninivaggi was previously a director of: Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011. CVR Energy, CVR Partners, Viskase Companies, XO Holdings, Federal-Mogul and Tropicana Entertainment are each indirectly controlled by Carl C. Icahn. Mr. Icahn previously had interests in Motorola Mobility and CIT Group through the ownership of securities. Mr. Ninivaggi received a B.A. in History from Columbia University in 1986, a Masters of Business Administration from the University of Chicago in 1988 and a J.D. from Stanford Law School in 1991. Based upon Mr. Ninivaggi's strong background in operations and management having served in various executive roles and having served on a number of public and private boards, including Motorola Mobility and CIT Group, we believe that Mr. Ninivaggi has the requisite set of skills to serve as a member of our board.

        Mark A. Pytosh has been a member of the board of directors of our general partner since June 2011. Mr. Pytosh has served as the Chief Financial Officer of CCS Corporation since April 2010. CCS is a privately-held company that is the largest oil and gas environmental services company in North America. Before joining CCS, Mr. Pytosh served as Executive Vice President and Chief Financial Officer of Covanta Holding Corporation from December 2007 through March 2010 and as Senior Vice President and Chief Financial Officer of Covanta from September 2006 to December 2007. Covanta is a publicly-traded company which owns and operates energy-from-waste power facilities, biomass power facilities and independent power plants in the United States, Europe and Asia. From February 2004 to August 2006 Mr. Pytosh served as Executive Vice President and from May 2005 to August 2006 as Chief Financial Officer, of Waste Services, Inc., a publicly-traded integrated solid waste services company. From 2000 to early 2004 Mr. Pytosh was a managing director in Investment Banking at Lehman Brothers where he led the firm's Global Industrial Group. Prior to joining Lehman Brothers he was a managing director at Donaldson, Lufkin & Jenrette where he led the firm's Environmental Services and Automotive industry groups. He began his career at Kidder, Peabody. We believe Mr. Pytosh's experience with public companies in the energy industry and strong financial background is an asset to our board.

        Jon R. Whitney has been a member of the board of directors of our general partner since June 2011 upon until his resignation in January 2013. In addition, he also has served as a member of the board of directors of CVR Refining's general partner since January 2013. He previously worked at Colorado Interstate Gas Company (CIG), a natural gas transmission company, from 1968 until 2001. He served as President and Chief Executive Officer of CIG from 1990 until it merged with El Paso Corporation in 2001. After leaving CIG, he served as Co-Chairman of the Board for TransLink, an independent electric power system operator, was a member of Peak Energy Ventures, LLC, a natural gas consulting company, and served on the boards of directors of Storm Cat Energy Corporation, Patina Oil and Gas Corporation (prior to its merger with Noble Energy in 2005), American Oil and Gas Corporation (prior to its merger with Hess Corporation in 2010), Bear Cub Energy and Bear Paw Energy. He also held committee positions with the Interstate Natural Gas Association of America and the American Gas Association. He is currently a director of Bear Tracker Energy LLC, a private company in the midstream energy business. We believe Mr. Whitney's experience in the natural gas industry and as a director to multiple companies in the energy space is an asset to our board.

        The directors of our general partner hold office until the earlier of their death, resignation or removal.

Corporate Governance Guidelines and Codes of Ethics

        Our Corporate Governance Guidelines, as well as our Code of Ethics, which applies to all of our directors, officers and employees, and our Senior Officer Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions, are available free of charge on our website at www.cvrpartners.com. These documents are also available in print without charge to any unitholder requesting them.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

        The Partnership does not directly employ any of the executives responsible for the management of our business. Our general partner employs Byron R. Kelley, our chief executive officer and president, and Randal T. Maffett, our executive vice president of business development. The following additional executives who were responsible for the management of our business during 2012 are employed by CVR Energy: John J. Lipinski (our executive chairman); Susan M. Ball (our chief financial officer); and Stanley A. Riemann (our chief operating officer). In addition, each of Edward A. Morgan and Frank A. Pici, former employees of CVR Energy, served in the role of chief financial officer of our business during some portion of 2012. Throughout this Annual Report, Messrs. Lipinski and Kelley, Ms. Ball, and Messrs. Pici, Morgan, Maffett and Riemann are referred to collectively as the named executive officers.

        The weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2012 are as follows: John J. Lipinski (8%); Byron R. Kelley (100%); Susan M. Ball (29%); Edward A. Morgan (0%) (who served as our chief financial officer until January 4, 2012 and did not dedicate any portion of that time to our business); Frank A. Pici (15%); Randal T. Maffett (100%); and Stanley A. Riemann (20%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy.

        Messrs. Kelley and Maffett are employed and paid by our general partner, whereas Messrs. Lipinski, Ms. Ball, and Messrs. Riemann, Pici and Morgan are or were, in the case of Messrs. Pici and Morgan, employed and paid by CVR Energy. The compensation of Messrs. Kelley and Maffett, including the phantom units granted to them by the Partnership, was determined by Partnership. The compensation of Messrs. Lipinski, Ms. Ball and Messrs. Riemann, Pici and Morgan was determined by CVR Energy. In addition, during 2012 all of the named executive officers participate in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below. Pursuant to such services agreement, we are required to pay all compensation amounts allocated to us by CVR Energy (except for share-based compensation awarded by CVR Energy), although we may object to amounts that we deem unreasonable.

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

        Under the services agreement, either our general partner, CRNF (our subsidiary) or we pay CVR Energy: (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy." In addition, pursuant to the GP Services Agreement entered into among the Partnership, our general partner and CVR Energy in November 2011, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the provision of services to CVR Energy on a part-time basis by employees of the Partnership, as determined by the general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. During 2012, neither Mr. Kelley nor Mr. Maffett provided services to CVR Energy; however, Mr. Maffett did provide services to CVR Energy in 2011.

        As discussed above, 2012 compensation for Mr. Lipinski, Ms. Ball, and Messrs. Pici, Morgan and Riemann was set by CVR Energy, while the 2012 compensation for Messrs. Kelley and Maffett was set by CVR Partners. The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Partners' compensation programs and the second focuses on CVR Energy's compensation programs.

CVR Partners' Compensation Programs

        The following discussion relates to the 2012 compensation of the named executive officers who are employees of our general partner, Messrs. Kelley and Maffett. Accordingly, references to the named executive officers in this section shall refer solely to Messrs. Kelley and Maffett.

Compensation Objectives

        CVR Partners' executive compensation objectives are threefold:

  •
  To align the executive officers' interest with that of the unitholders and stakeholders, which provides long-term economic benefits to the unitholders;

  •
  To provide competitive financial incentives in the form of salary, bonuses and benefits with the goal of retaining and attracting talented and highly motivated executive officers; and

  •
  To maintain a compensation program whereby the executive officers, through exceptional performance and equity ownership, have the opportunity to realize economic rewards commensurate with appropriate gains of other unitholders and stakeholders.

        CVR Partners' takes these main objectives into consideration when creating its compensation programs, setting each element of compensation under those programs, and determining the proper mix of the various compensation elements.

Elements of Compensation Program

        For 2012, the three primary components of CVR Partners' compensation program were base salary, an annual performance-based cash bonus and equity awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Partners' salaried employees.

        CVR Partners' believes that equity compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.

        CVR Partners' compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The Executive Chairman and the Chief Executive Officer of CVR Partners, while not a member of CVR Partners' compensation committee, reviews information provided by the committee's compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executive officers and key employees.

        Longnecker has been engaged by CVR Partners on behalf of its compensation committee to assist the committee with its review of executive officers' compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. To this end, Longnecker performed a study including an analysis that management reviewed and then provided to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the report and analysis prepared by Longnecker as members of CVR Partners' "peer group" — Alliance Holdings GP L.P., AmeriGas Partners L.P., Atlas Pipeline Partners L.P., Calumet Specialty Products Partners, LP, Copano Energy LLC, DCP Midstream Partners, LP, Eagle Rock Energy Partners L.P., Ferrellgas Partners L.P., Genesis Energy L.P., Natural Resource Partners, LP and PVR Partners, LP. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Partners' peer group, the focus of Longnecker's recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.

        Base Salary.    Each of Messrs. Kelley and Maffett has an employment agreement with our general partner that sets forth their initial base salaries. Base salaries are set at a level intended to enable CVR Partners to hire and retain executive officers, to enhance the executive officer's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee of our general partner takes into account the following factors: (i) CVR Partners' financial and operational performance for the year; (ii) the previous years' compensation level for each executive officer; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the Executive Chairman and the Chief Executive Officer, based on individual responsibilities and performance, including each executive officer's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.

        Rather than establishing compensation solely on a formula-driven basis, decisions by our general partner's compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, the compensation committee of our general partner considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, the compensation committee of our general partner reviews published survey and peer group data prepared by Longnecker and considers the applicability of the salary data in view of the individual positions within CVR Partners.

        Salaries are reviewed annually by the compensation committee of our general partner with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of Messrs. Kelley and Maffett in 2012 in conjunction with their responsibilities and expectations for 2013. They concluded their review in December 2012, and set the following base salaries for the named executive officers as of January 1, 2013: $500,000 for Mr. Kelley and $280,000 for Mr. Maffett. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.

        Annual Bonus.    CVR Partners' annual bonus program is designed to meet each of its compensation objectives. Specifically, CVR Partners' annual bonus programs rewards executives only for measured company performance, thereby aligning the executive interest with those of its unitholders and encouraging the executives to focus on targeted performance. Further, the program also provides the executive with the opportunity to earn additional compensation, thereby making our total compensation package more competitive.

        Information about total cash compensation paid by members of CVR Partners' peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee of CVR Partners believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee of CVR Partners also believes that a significant portion of executive officers' compensation should be at risk, which means that a portion of the executive officers' overall compensation is not guaranteed and is determined based on individual and company performance. Executive officers have greater potential bonus awards as the authority and responsibility of an executive increases. Employment agreements for each of the named executive officers provide that the executive is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. Under the employment agreements in effect during 2012 for CVR Partners' named executive officers, target bonuses were 200% for Mr. Kelley and 100% for Mr. Maffett. These target percentages were the result of individual negotiations between the named executive officers and CVR Partners, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Partners' peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the board of directors of our general partner on a review of CVR Partners' peer group and discussions with CVR Partners' management and the compensation committee of our general partner.

        In 2012, CVR Partners adopted the CVR Partners, LP Performance Incentive Plan (the "CVR Partners PIP"), pursuant to which Messrs. Kelley and Maffett had the opportunity to earn bonuses in respect of 2012. The payment of annual bonuses for the 2012 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 25%, 50% and 25% of the annual bonuses, respectively. Specific bonus measures were determined by the compensation committee of our general partner based on its review of peer group information provided by Longnecker and discussions between the board of directors of our general partner, management and the compensation committee, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Partners' overall performance resulting in increased unitholder value. The compensation committee of our general partner also approved the threshold, target and maximum performance goals with respect to each performance measure.

        The 2012 financial measure for Messrs. Kelley and Maffett was fertilizer adjusted EBITDA, which was derived from fertilizer earnings before interest, taxes, depreciation and amortization, share-based compensation, and asset impairment charges. Awards could not be paid with respect to the financial measure unless at least 50% of the target goal was achieved.

        The 2012 operational measures included the following: turnaround performance levels (days of down time); turnaround budgeted expense performance level; recordable injuries associated with turnaround; reliability measures associated with on-stream Ammonia; and reliability measures associated with UAN performance levels. Awards could not be paid with respect to the operational measures unless the threshold level of performance was achieved for such operational measure.

        The 2012 safety measures included the following: fertilizer OSHA recordable injury statistics (based upon nitrogen segment OSHA injuries; OSHA lost time injury statistics (based upon nitrogen segment OSHA lost time injuries); EH&S severity statistics (based upon nitrogen segment EH&S severity); air reportable releases (based upon nitrogen segment EPA reportable quantity releases); air reportable release quantity (based upon nitrogen segment EPA reportable quantity releases); tier 1 process safety events (based upon nitrogen segment API process safety events); and tier 2 process safety events (based upon nitrogen segment API process safety events).

        The table below reflects: (i) the financial, operational and safety measures used to determine 2012 bonuses for Messrs. Kelley and Maffett; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2012 bonus determined based on each such measure. The executives could have received 50%, 100%, or up to 150% of the applicable target amount for each respective measure for levels of performance attained at threshold, target and maximum, respectively.

2012 Performance Measure	2012 Performance Goals Threshold/Target/Maximum	2012 Actual Results	Percentage of Target Bonus Paid for Relevant Measure
Fertilizer Adjusted EBITDA	Threshold: $61 million Target: $121.9 million Maximum: $152.4 million	$143.4 million	25% of bonus for Messrs. Kelley and Maffett
Turnaround Performance Levels (Days of Downtime)	Threshold: 22.5 days Target: 18.5 days Maximum: 16.5 days	19.0 days	8% of bonus for Messrs. Kelley and Maffett
Turnaround Performance Levels (Budget Expense)	Threshold: $5.5 million Target: $5.0 million Maximum: $4.5 million	$4.8 million	8% of bonus for Messrs. Kelley and Maffett
Turnaround Performance Levels (Recordable Injury)	Threshold: 1 recordable events Target: 1 recordable events Maximum: 0 recordable events	1 recordable events	4% of bonus for Messrs. Kelley and Maffett
Reliability Measures On-stream Ammonia	Threshold: 85% on-stream Target: 90% on-stream Maximum: 92% on-stream	91.1% On-stream	15% of bonus for Messrs. Kelley and Maffett
Reliability Measures On-stream UAN	Threshold: 81% on-stream Target: 86% on-stream Maximum: 88% on-stream	86.4% On-stream	15% of bonus for Messrs. Kelley and Maffett
OSHA recordable injury statistics	Threshold: 3 recordable events Target: 2 recordable events Maximum: 1 recordable events	1 recordable events	2.5% of bonus for Messrs. Kelley and Maffett
OSHA lost time injury statistics	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	2.5% of bonus for Messrs. Kelley and Maffett
EH&S severity statistics	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	2.5% of bonus for Messrs. Kelley and Maffett
Air reportable release	Threshold: 36 recordable events Target: 30 recordable events Maximum: 24 recordable events	21 recordable events	3.75% of bonus for Messrs. Kelley and Maffett
Air reportable release quantity	Threshold: 175,000 pounds Target: 159,000 pounds Maximum: 135,000 pounds	8,633 pounds	3.75% of bonus for Messrs. Kelley and Maffett
Tier 1 process safety events	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	6.25% of bonus for Messrs. Kelley and Maffett
Tier 2 process safety events	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	3.75% of bonus for Messrs. Kelley and Maffett

        As a result of these levels of performance, Messrs. Kelley and Maffett earned approximately 128% of their respective target annual bonuses.

  Equity Awards

        CVR Partners also uses equity incentives to reward long-term performance of its executive officers. The issuance of equity to executive officers is intended to satisfy CVR Partners' compensation program objectives by generating significant future value for each executive officer if CVR Partners' performance is outstanding and the value of CVR Partners' partners' capital increases for all of its unitholders. CVR Partners' compensation committee believes that its equity incentives promote long-term retention of executives.

        CVR Partners established its long term incentive plan in March 2011 (the "CVR Partners LTIP") in connection with the completion of its initial public offering in April 2011. The compensation committee of our general partner may elect to make restricted unit grants, option grants, phantom units or other equity-based grants under the CVR Partners LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2012, CVR Partners granted phantom units to Messrs. Kelley and Maffett pursuant to the CVR Partners LTIP. These phantom units are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided that the executives continue to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, and subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

        Perquisites.    CVR Partners' pays for a portion of the cost of medical insurance and life insurance for its named executive officers as it does for all non-union employees (except for certain supplemental life insurance). The total value of all perquisites and personal benefits provided to each of its named executive officers in 2012 was less than $10,000.

        Other Forms of Compensation.    Each of the named executive officers has provisions in their respective employment agreements with our general partner that provide for severance benefits in the event of a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officer and CVR Partners.

CVR Energy's Compensation Programs

        The following discussion relates to the 2012 compensation of the named executive officers who are or were employed by CVR Energy, Mr. Lipinski, Ms. Ball and Messrs. Pici, Morgan and Riemann. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Lipinski, Ms. Ball and Messrs. Pici, Morgan and Riemann.

Compensation Objectives

        CVR Energy's executive compensation objectives are threefold:

  •
  To align the executive officers' interest with that of the stockholders and stakeholders, which provides long-term economic benefits to the stockholders;

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

        CVR Energy takes these main objectives into consideration when creating its compensation programs, when setting each element of compensation under those programs, and when determining the proper mix of the various compensation elements.

Elements of Compensation Program

        For 2012, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.

        CVR Energy believes that equity compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.

        CVR Energy's compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The Chief Executive Officer of CVR Energy, while not a member of CVR Energy's compensation committee, reviews information provided by the committee's compensation consultant, Longnecker, as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executive officers and key employees.

        Longnecker has been engaged by CVR Energy on behalf of its compensation committee to assist the committee with its review of executive officers' compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. To this end, Longnecker performed a study including an analysis that management reviewed and then provided to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the report and analysis prepared by Longnecker as members of CVR Energy's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, Murphy Oil Corporation and the fertilizer businesses of CF Industries Holdings Inc. and The Mosaic Company. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Energy's peer group, the focus of Longnecker's recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.

        Base Salary.    Each of the CVR Energy named executive officers has an employment agreement with CVR Energy that sets forth their initial base salaries. Base salaries are set at a level intended to enable CVR Energy to hire and retain executive officers, to enhance the executive officer's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee of CVR Energy takes into account the following factors: (i) CVR Energy's financial and operational performance for the year; (ii) the previous years' compensation level for each executive officer; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive officer's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.

        Rather than establishing compensation solely on a formula-driven basis, decisions by CVR Energy's compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, CVR Energy's compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, CVR Energy's compensation committee reviews published survey and peer group data prepared by Longnecker and considers the applicability of the salary data in view of the individual positions within CVR Energy.

        Salaries are reviewed annually by CVR Energy's compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the executive officers in 2012 in conjunction with their responsibilities and expectations for 2013. They concluded their review in December 2012, and set the following base salaries for the named executive officers as of January 1, 2013: $950,000 for Mr. Lipinski (which is not a change from his 2012 salary); $360,000 for Ms. Ball; and $490,000 for Mr. Riemann. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.

        Annual Bonus.    CVR Energy's annual bonus program is designed to meet each of its compensation objectives. Specifically, CVR Energy's annual bonus programs rewards executives only for measured company performance, thereby aligning the executive interest with those of its equity holders and encouraging the executives to focus on targeted performance. Further, the program also provides the executive with the opportunity to earn additional compensation, thereby making our total compensation package more competitive.

        Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee of CVR Energy believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee of CVR Energy also believes that a significant portion of executive officers' compensation should be at risk, which means that a portion of the executive officers' overall compensation is not guaranteed and is determined based on individual and company performance. Executive officers have greater potential bonus awards as the authority and responsibility of an executive increases. Employment agreements for each of the named executive officers provide that the executive is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. Under the employment agreements in effect during 2012 for CVR Energy's named executive officers, target bonuses were the following percentages of each individual's base salary: John J. Lipinski (250%), Susan M. Ball (100%), and Stanley A. Riemann (200%). These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the board of directors of CVR Energy based on a review of CVR Energy's peer group and discussions with CVR Energy management and the compensation committee of CVR Energy.

        In March 2011, CVR Energy adopted the CVR Energy, Inc. Performance Incentive Plan (the "CVR Energy PIP"), pursuant to which the named executive officers had the opportunity to earn bonuses in respect of 2012. The payment of annual bonuses for the 2012 performance year to the named executive officers will depend on the achievement of financial, operational and safety measures, which comprised 50%, 30% and 20% of the annual bonuses, respectively. Specific bonus measures were determined by the compensation committee of CVR Energy based on its review of peer group information provided by Longnecker and discussions between CVR Energy's board of directors, management and the compensation committee and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee of CVR Energy approved the threshold, target and maximum performance goals with respect to each measure. Bonuses under the CVR Energy PIP in respect of 2012 have not yet been determined and are expected to be determined once CVR Energy's financial results are available in mid-March.

        The 2012 financial measures include the following: consolidated adjusted EBITDA, which was derived from earnings before interest, taxes, depreciation and amortization, share-based compensation, loss on extinguishment of debt, first-in, first-out (FIFO) accounting impacts, non-controlling interest and asset impairment charges; cash flows from operations less capital expenditures, where cash flows are adjusted for actual capital spent, inventory build and the initial fill of the Cushing tank farm and adjusted further for the capital spend associated with capital projects approved by the CVR Energy board and the board's directed initiatives and fees; and Wynnewood acquisition synergies, which is the economic sum of the following expected synergies: crude rate increase, overall crude differential improvement, reduced trucked crude freight costs, product and feedstock optimization between refineries, SG&A and miscellaneous improvements and optimizations and liquid yield improvements. Awards cannot be paid with respect to the financial measures unless at least 50% of the relevant target goal is achieved.

        The 2012 operational measures include petroleum reliability for the Coffeyville refinery and petroleum reliability for the Wynnewood refinery, in each case, measured by crude throughput barrels per day. Awards cannot be paid with respect to the operational measures unless the threshold of the relevant performance measure is achieved.

        The 2012 safety measures include the following: consolidated OSHA recordable injury statistics (based upon enterprise-wide OSHA injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated OSHA lost time injury statistics (based upon enterprise-wide OSHA lost time injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated EH&S severity statistics (based upon enterprise-wide EH&S severity and inclusive of petroleum, fertilizer and crude transportation); consolidated air reportable releases (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); consolidated tier 2 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).

        The table below reflects: (i) the financial, operational and safety measures used to determine 2012 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; and (iii) the portion of the 2012 bonus that will be determined based on each such measure. The executives may receive 50%, 100%, or up to 150% of the applicable target amount for each respective measure for levels of performance attained at threshold, target and maximum, respectively.

2012 Performance Measure	2012 Performance Goals Threshold/Target/Maximum	Percentage of Target Bonus Paid for Relevant Measure
Consolidated adjusted EBITDA	Threshold: $332 million Target: $665 million Maximum: $997 million	15% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated adjusted cash flow	Threshold: $120 million Target: $240 million Maximum: $360 million	15% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Wynnewood Acquisition Synergies	Threshold: $16 million Target: $32 million Maximum: $48 million	20% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Coffeyville Petroleum Reliability Measures	Threshold: 99,500 bpd Target: 106,985 bpd Maximum: 108,050 bpd	20% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Wynnewood Petroleum Reliability Measures	Threshold: 51,400 bpd Target: 55,262 bpd Maximum: 55,800 bpd	10% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated OSHA recordable injury statistics	Threshold: 18 recordable events Target: 13 recordable events Maximum: 9 recordable events	2% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated OSHA lost time injury statistics	Threshold: 8 recordable events Target: 4 recordable events Maximum: 0 recordable events	2% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated EH&S severity statistics	Threshold: 8 recordable events Target: 4 recordable events Maximum: 0 recordable events	2% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated air reportable release	Threshold: 88 recordable events Target: 78 recordable events Maximum: 68 recordable events	2% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated air reportable release quantity	Threshold: 1,852,000 recordable events Target: 1,436,000 recordable events Maximum: 1,272,000 recordable events	1% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated Tier 1 process safety events	Threshold: 6 recordable events Target: 3 recordable events Maximum: 1 recordable events	3% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Consolidated Tier 2 process safety events	Threshold: 6 recordable events Target: 3 recordable events Maximum: 1 recordable events	2% of bonus for Messrs. Lipinski and Riemann and Ms. Ball

2012 Performance Measure	2012 Performance Goals Threshold/Target/Maximum	Percentage of Target Bonus Paid for Relevant Measure
Reportable quantity spills — Pipeline	Threshold: 4 recordable events Target: 3 recordable events Maximum: 2 recordable events	1% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Spills to Waters of U.S. — Pipeline	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	1% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Reportable Quantity Spills — Trucking	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	1% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Spills to Waters of U.S. — Trucking	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	1% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Trucking Incidents- On-Road	Threshold: 3 recordable events Target: 2 recordable events Maximum: 1 recordable events	1% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Trucking Incidents- Severity	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	1% of bonus for Messrs. Lipinski and Riemann and Ms. Ball

    Equity Awards

        CVR Energy also uses equity incentives to reward long-term performance of its executive officers. The issuance of equity to executive officers is intended to satisfy CVR Energy's compensation program objectives by generating significant future value for each executive officer if CVR Energy's performance is outstanding and the value of CVR Energy's equity increases for all of its stockholders. CVR Energy's compensation committee believes that its equity incentives promote long-term retention of executives. Prior to 2011, the principal equity incentives for CVR Energy's executive officers were negotiated to a large degree at the time of the acquisition of the CVR Energy business in June 2005 (with additional awards that were not originally allocated in June 2005 issued in December 2006) in order to bring CVR Energy's compensation package in line with executives at private equity portfolio companies, based on the private equity market practices at that time. CVR Energy established a Long Term Incentive Plan in connection with its initial public offering in October 2007. The compensation committee may elect to make restricted stock grants, option grants or other equity-based grants under the LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the committee in its discretion. Any costs associated with equity incentives awarded by CVR Energy are borne wholly by CVR Energy.

        Perquisites.    CVR Energy pays for a portion of the cost of medical insurance and life insurance for its named executive officers as it does for all non-union employees (except for certain supplemental life insurance). The total value of all perquisites and personal benefits provided to each of its named executive officers in 2012 was less than $10,000.

        Other Forms of Compensation.    Each of the CVR Energy named executive officers has provisions in their respective employment agreements with CVR Energy that provide for severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.

Compensation Committee Report

        The compensation committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee Frank M. Muller, Jr. (Chairman) SungHwan Cho Daniel A. Ninivaggi

Summary Compensation Table

        The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2012, 2011 and 2010. In the case of named executive officers who are or were employed by CVR Energy, all compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business. However, equity awards granted by CVR Energy are not included in this table as we are not obligated under the services agreement to reimburse CVR Energy for any portion of share-based compensation awarded by CVR Energy.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)(4)
John J. Lipinski,	2012	950,000		—	—	[ ]	25,105	975,105
Executive Chairman	2011	900,000		—	—	2,541,206	24,751	3,465,957
	2010	900,000		2,000,000	—	—	18,320	2,918,320
Byron R. Kelley,	2012	500,000			1,100,023	1,280,200	24,393	2,904,616
Chief Executive Officer(5)	2011	291,667		—	2,000,031	651,319	9,541	2,952,558
Susan M. Ball,	2012	281,189		—	—	[ ]	16,869	298,058
Chief Financial Officer(6)
Frank A. Pici,	2012	208,654		—	—	—	91,201	299,855
Former Chief Financial Officer(7)
Edward A. Morgan,	2012	116,085		—	—	—	7,696	123,781
Former Chief Financial	2011	335,000		—	—	454,029	12,245	801,274
Officer(8)	2010	315,000		378,000	—	—	18,305	711,305
Randal T. Maffett,	2012	275,000		48,105	275,006	352,055	15,396	965,562
Executive Vice President	2011	99,638	(9)	59,155	550,016	77,210	3,547	789,566
Business Development(9)
Stanley A. Riemann,	2012	450,000		—	—	[ ]	25,105	475,105
Chief Operating Officer	2011	425,000		—	—	960,011	24,751	1,409,762
	2010	415,000		830,000	—	—	18,320	1,263,320

(1)
The amount included in this column for Mr. Maffett for 2011 includes a $25,000 signing bonus, as well as a discretionary bonus earned for 2011. Amounts included in this column for other named executive officers for 2011 reflect bonuses earned pursuant to CVR Energy's discretionary bonus plan for performance during 2010. CVR Energy's discretionary bonus plan was replaced by the CVR Energy PIP in March 2011.

(2)
Amounts in this column reflect the aggregate grant date fair value of phantom units granted during 2012 and 2011 to Messrs. Kelley and Maffet pursuant to the CVR Partners LTIP, computed in accordance with FASB ASC Topic 718. Assumptions relied upon in such valuation are set forth in footnote 3 to our audited financials. These phantom units are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided that the executives continue to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, and subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The table does not include amounts with respect to equity awards granted by CVR Energy to certain of the named executive officers pursuant to the CVR Energy Long-Term Incentive Plan because such amounts were not reimbursed by us.

(3)
For Messrs. Kelley and Maffett, amounts in this column for 2012 reflect amounts earned pursuant to the CVR Partners PIP in respect of 2012, and amounts in this column for 2011 reflect amounts earned pursuant to the CVR Energy PIP in respect of 2011, which were paid in 2013 and 2012, respectively. For Mr. Lipinski, Ms. Ball and Messrs. Pici, Morgan and Riemann, amounts in this column for 2011 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during 2011, which were paid in 2012. Mr. Lipinski, Ms. Ball and Messrs. Morgan and Riemann are also eligible to receive a bonus pursuant to the CVR Energy PIP in respect of 2012. However, such bonuses have not yet been determined and are expected to be determined once CVR Energy's financial results become available in mid-March. Once 2012 bonuses are determined under the CVR Energy PIP, the Partnership will file a Form 8-K that will include a revised Summary Compensation Table, including amounts paid in respect of 2012 under the CVR Energy PIP and revised total compensation amounts.

(4)
As mentioned in footnote (3) above, once 2012 bonuses are determined under the CVR Energy PIP, the Partnership will file a Form 8-K that will include a revised Summary Compensation Table, including the amounts paid in respect of 2012 under the CVR Energy PIP and revised total compensation amounts for Mr. Lipinski, Ms. Ball and Messrs. Morgan and Riemann.

  As described in more detail in the Compensation Discussion and Analysis, named executive officers other than Messrs. Kelley and Maffett are or were employed by CVR Energy and dedicated only a portion of their time to our business in 2012. The following 2012 cash compensation paid to the named executive officers who are or were employed by CVR Energy was attributable to their service to our business, based on the percentage of time that each of them dedicated to our business during 2012:

Name	Salary ($)	Non-Equity Incentive Compensation (a)($)	Other ($)
John J. Lipinski	76,000	[ ]	2,008
Susan M. Ball	81,545	[ ]	4,892
Frank A. Pici	31,298	—(b)	255
Edward A. Morgan	—	—	—
Stanley A. Riemann	90,000	[ ]	5,021

(a)
The portion of amounts paid under the CVR Energy PIP that is attributable to service to our business will be included in the revised Summary Compensation Table contained in the Form 8-K, to be filed once such results are known.

(b)
Mr. Pici is not eligible to receive a bonus for 2012 under the CVR Energy PIP.
(5)
Mr. Kelley's compensation for 2011 has been pro-rated to reflect amounts earned starting on June 1, 2011, the date he became employed by our general partner. Prior to such date, Mr. Lipinski served as chief executive officer of our general partner.

(6)
Ms. Ball became employed as chief financial officer and treasurer on August 7, 2012. Prior to such date, Ms Ball served as vice president and chief accounting officer of our general partner.

(7)
Mr. Pici ceased to serve as chief financial officer of the Partnership on August 7, 2012. Mr. Pici's compensation attributable to his service to the Partnership during 2012 has been pro-rated to reflect amounts earned through such date.

(8)
Although Mr. Morgan served as chief financial officer of the Partnership until January 4, 2012, he did not dedicate any portion of such time to performing services for our business. Mr. Morgan ceased to serve as chief financial officer of the Partnership on January 4, 2012, but continued in the role of Executive Vice President of Investor Relations at CVR Energy until June 1, 2012, when his employment terminated. The 2012 compensation reflected above for Mr. Morgan includes all compensation paid to him by CVR Energy prior to the termination of his employment.

(9)
Mr. Maffett's compensation for 2011 has been pro-rated to reflect amounts earned starting on August 22, 2011, the date he became employed by our general partner.

(10)
In addition to salary paid to Mr. Maffett for 2011, the amount in this column also includes amounts paid to him for consulting work performed from June 27, 2011 through August 22, 2011.

Grants of Plan-Based Awards

        The following table sets forth information concerning grants of plan-based awards to the named executive officers received pursuant to the CVR Partners LTIP, as well as amounts that could have been earned under the CVR Energy PIP and CVR Partners PIP, as applicable, during 2012.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					All Other Stock Awards: Number of Shares of Stock or Units (#)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Grant Date Fair Value of Stock Awards ($)(2)
John J. Lipinski	—	593,750	2,375,000	4,156,250	—	—
Byron R. Kelley	—	500,000	1,000,000	1,500,000	—	—
	12/28/2012	—	—	—	44,844	1,100,023
Susan M. Ball	—	59,751	239,004	418,257	—	—
Frank A. Pici	—	87,500	350,000	612,500	—	—
Edward A. Morgan	—	27,500	110,000	192,500	—	—
Randal T. Maffett	—	137,500	275,000	412,500	—	—
	12/28/2012	—	—	—	11,211	275,006
Stanley A. Riemann	—	225,000	900,000	1,575,000	—	—

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Partners PIP (with respect to Messrs. Kelley and Maffett) or under the CVR Energy PIP (with respect to Mr. Lipinski, Ms. Ball and Messrs. Pici and Riemann) in respect of 2012 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2012 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis.

(2)
Reflects the grant date fair value of the phantom units awarded under the CVR Partners LTIP during 2012, computed in accordance with FASB ASC Topic 718. Equity awards granted by CVR Energy to the named executive officers are not included in this table as we are not obligated under the services agreement to reimburse CVR Energy for any portion of share-based compensation.

Employment Agreements

        John J. Lipinski.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008. Mr. Lipinski's employment agreement was amended and restated effective January 1, 2010 and subsequently amended and restated on January 1, 2011. The agreement has a rolling term of three years so that at the end of each month it automatically renews for one additional month, unless otherwise terminated by CVR Energy or Mr. Lipinski. Mr. Lipinski receives an annual base salary of $900,000 effective as of January 1, 2011. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for one year following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

        Susan M. Ball.    On October 23, 2007, CVR Energy entered into an employment agreement with Ms. Ball, which was amended on March 5, 2009 and October 9, 2009 and amended and restated on each of January 1, 2010 and January 1, 2011. This agreement was subsequently amended and restated effective as of on August 7, 2012 in connection with Ms. Ball's promotion to the role of Chief Financial Officer and has a term of three years that expires in August 2015, unless otherwise terminated by CVR Energy or Ms. Ball. Ms. Ball received an annual base annual salary of $350,000 and is also eligible to receive a performance-based annual cash bonus with a target payment equal to 100% of her annual base salary (70% for the portion of 2012 prior to her promotion to the role of Chief Financial Officer) to be based upon individual and/or performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Ms. Ball is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during her employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

        Byron R. Kelley and Randal T. Maffett.    CVR GP, LLC, our general partner, entered into employment agreements with each of Messrs. Kelley and Maffett, on June 1, 2011 and August 22, 2011, respectively. The agreements each have an initial term of three years and will automatically renew for successive one year periods, unless otherwise terminated by either party. The agreements provide for an annual base salary of $500,000 for Mr. Kelley and $275,000 for Mr. Maffett. Mr. Kelley and Mr. Maffett are also eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria. The target annual bonus percentages commencing with fiscal year 2012 for Messrs. Kelley and Maffett are 200% and 100% of base salary, respectively. These executives are also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives. The agreements require Messrs. Kelley and Maffett to abide by perpetual restrictive covenants relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during the executives' employment and for one year following termination of employment. In addition, these agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

        Stanley A. Riemann.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Riemann, which was subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. This agreement was amended and restated effective January 1, 2010 and subsequently amended and restated on January 1, 2011 and has a term of three years that expires in January 2014, unless otherwise terminated earlier by either party. The agreement provides for an annual base salary of $425,000 for Mr. Riemann, effective as of January 1, 2011. Mr. Riemann is also eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The target annual bonus percentage for Mr. Riemann effective as of January 1, 2012 is 200%. Mr. Riemann is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Riemann to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during his employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Partners LTIP that were held by certain of the named executive officers as of December 31, 2012.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Byron R. Kelley	44,844	1,131,862
	33,772	852,422
	26,860	677,946
Randal T. Maffett	11,211	282,965
	8,543	215,625
	7,386	186,422

  (1)
  The phantom units reflected in this table are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

  (2)
  This column represents the closing price of our common units on December 31, 2012, which was $25.24, multiplied by the number of unvested phantom units outstanding on such date.

Equity Awards Vested During Fiscal Year 2012

        This table reflects the portion of phantom units granted pursuant to the CVR Partners LTIP that became vested during 2012.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Byron R. Kelley	16,887	337,909
	13,431	329,462
Randal T. Maffett	4,272	108,722
	3,694	90,614

  (1)
  For phantom units that became vested during fiscal year 2012, the amounts reflected are calculated by multiplying the number of units that became vested by the closing market price of our units on the NYSE on the applicable vesting date.

Reimbursement of Expenses of Our General Partner

        Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ending December 31, 2012, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $14.1 million.

        Our partnership agreement provides that our general partner determines which of its affiliates' expenses are allocable to us and the services agreement provides that CVR Energy invoice us monthly for services provided thereunder. Our general partner may dispute the costs that CVR Energy charges us under the services agreement, but we are not entitled to a refund of any disputed cost unless it is determined not to be a reasonable cost incurred by CVR Energy in connection with services it provided.

Change-in-Control and Termination Payments

        Under the terms of the named executive officers' employment agreements with our general partner or CVR Energy (as applicable), they are entitled to severance and other benefits from us or CVR Energy following the termination of their employment under certain circumstances. The amounts of potential post-employment payments and benefits in the narrative and table below assume that the triggering event took place on December 31, 2012, are based on salaries as of December 31, 2012 and assume the payment of bonuses at 100% of target. It should be noted that the employment of Messrs. Pici and Morgan with CVR Energy terminated during fiscal year 2012. In connection with such terminations, Mr. Pici was not entitled to receive any severance payments or benefits and the only payment to which Mr. Morgan will be paid will be a pro-rata bonus under the CVR Energy PIP based on actual results, which has not yet been determined as of the date of this Annual Report.

        John J. Lipinski.    If Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski is entitled to receive as severance (a) salary continuation for 36 months (b) a pro-rata bonus for the year in which termination occurs based on actual results and (c) the continuation of medical, dental, vision and life insurance benefits ("Welfare Benefits") for 36 months at active-employee rates or until such time as Mr. Lipinski becomes eligible for such benefits from a subsequent employer. In addition, if Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/12 of his target bonus for the year of termination for each month of the 36 month period during which he is entitled to severance. A change in control (as defined in Mr. Lipinski's employment agreement) occurred on May 7, 2012 upon the acquisition by certain affiliates of Icahn Enterprises of more than 30% of (i) the outstanding common stock of CVR Energy and (ii) the combined voting power of CVR Energy.

        If Mr. Lipinski's employment is terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lipinski under disability plan(s), Mr. Lipinski is entitled to (a) disability payments equal to, in the aggregate, Mr. Lipinski's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and (b) a pro-rata bonus for the year in which termination occurs based on actual results. Such supplemental disability payments will be made in installments for a period of 36 months from the date of disability. As a condition to receiving these severance payments and benefits, Mr. Lipinski must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. If Mr. Lipinski's employment is terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lipinski's beneficiary (or his estate) will be paid (a) the base salary Mr. Lipinski would have received had he remained employed through the remaining term of his employment agreement and (b) a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lipinski's supplemental disability payments or the payments due to Mr. Lipinski's beneficiary or estate by reason of his death. Mr. Lipinski will be required to cooperate in obtaining such insurance. Upon a termination by reason of Mr. Lipinski's retirement after reaching age 62, in addition to any Accrued Amounts, Mr. Lipinski will receive (a) continuation of Welfare Benefits for 36 months at active-employee rates or until such time as Mr. Lipinski becomes eligible for such benefits from a subsequent employer, (b) provision of an office at CVR Energy's headquarters and use of CVR Energy's facilities and administrative support, each at CVR Energy's expense, for 36 months and (c) a pro-rata bonus for the year in which termination occurs based on actual results.

        In the event that Mr. Lipinski is eligible to receive continuation of Welfare Benefits at active-employee rates but is not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy will use reasonable efforts to obtain individual insurance policies providing Mr. Lipinski with such benefits at the same cost to CVR Energy as providing him with continued coverage under CVR Energy's plans. If such coverage cannot be obtained, CVR Energy will pay Mr. Lipinski on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had he continued participation in CVR Energy's plans.

        If any payments or distributions due to Mr. Lipinski would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lipinski (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lipinski would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason and not by reason of his retirement. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure. The agreement also includes covenants relating to non-solicitation and non-competition during Mr. Lipinski's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for one year following the end of the term (if no severance or disability payments are payable).

        Susan M. Ball and Stanley A. Riemann.    Pursuant to their employment agreements as in effect on December 31, 2012, if the employment of Ms. Ball or Mr. Riemann is terminated either by CVR Energy without cause and other than for disability or by the executive officer for good reason (as such terms are defined in their respective employment agreements), then these executive officers are entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for 12 months (18 months for Mr. Riemann), (b) a pro-rata bonus for the year in which termination occurs, based on actual results and (c) the continuation of Welfare Benefits for 12 months (18 months for Mr. Riemann) at active-employee rates or until such time as the executive officer becomes eligible for such benefits from a subsequent employer. In addition, if the employment of the named executive officer is terminated either by CVR Energy without cause and other than for disability or by the executives for good reason (as these terms are defined in their employment agreements) within one year following a change in control (as defined in their employment agreements) or in specified circumstances prior to and in connection with a change in control, they are also entitled to receive additional benefits. For Ms. Ball, the severance period and benefit continuation period would be extended to 24 months and for Mr. Riemann would be extended to 30 months, and they would also receive monthly payments equal to 1/12 of their respective target bonuses for the year of termination during the 24 (or 30) month severance period. Upon a termination by reason of these executives' employment upon retirement after reaching age 62, in addition to any Accrued Amounts, they will receive (a) a pro-rata bonus for the year in which termination occurs, based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as they become eligible for such benefits from a subsequent employer. A change in control (as defined in the executive officers' respective employment agreements) occurred on May 7, 2012 upon the acquisition by certain affiliates of Icahn Enterprises of more than 30% of (i) the outstanding common stock of CVR Energy and (ii) the combined voting power of CVR Energy.

        In the event that Ms. Ball or Mr. Riemann are eligible to receive continuation of Welfare Benefits at active-employee rates but are not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy will use reasonable efforts to obtain individual insurance policies providing the executives with such benefits at the same cost to CVR Energy as providing them with continued coverage under CVR Energy's plans. If such coverage cannot be obtained, CVR Energy will pay the executives on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had they continued participation in its plans.

        As a condition to receiving these severance payments and benefits, the executives must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to an executive officer would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the executive officer on an after-tax basis than if there were no reduction. These executive officers would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by the executive voluntarily without good reason and not by reason of retirement, death or disability. The agreements require each of the executive officers to abide by a perpetual restrictive covenant relating to non-disclosure. The agreements also include covenants relating to non-solicitation and covenants relating to non-competition during their employment terms and for one year following the end of the terms.

        Byron R. Kelley and Randal T. Maffett.    Pursuant to their employment agreements, if the employment of Messrs. Kelley or Maffett is terminated either by our general partner without cause and other than for disability or by the executive officer for good reason (as such terms are defined in their respective employment agreements), then these executive officers are entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for 12 months (18 months for Mr. Kelley), (b) a pro-rata bonus for the year in which termination occurs based on actual results and (c) the continuation of Welfare Benefits for 12 months (18 months for Mr. Kelley) at active-employee rates or until such time as the executive officer becomes eligible for such benefits from a subsequent employer. In addition, if the employment of these named executive officers is terminated either by our general partner without cause and other than for disability or by the executives for good reason (as these terms are defined in their employment agreements) within one year following a change in control (as defined in their employment agreements) or in specified circumstances prior to and in connection with a change in control, they are also entitled to receive additional benefits. For Mr. Kelley, the severance period and benefit continuation period is extended to 30 months and he will also receive monthly payments equal to 1/12 of his bonus for the year of termination based on actual results during the 30 month severance period. Mr. Maffett will receive monthly payments equal to 1/12 of his target bonus for the year of termination for 12 months. Upon a termination by reason of these executives' employment upon retirement (in the case of Mr. Kelley, defined as completion of five years of service and, in the case of Mr. Maffett, after reaching age 62), in addition to any Accrued Amounts, they will receive (a) a pro-rata bonus for the year in which termination occurs based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as they become eligible for such benefits from a subsequent employer. In addition, in the case of Mr. Kelley, if he resigns for any reason other than by reason of his death following the three year initial term of his employment agreement (ending June 1, 2014), he will be entitled to a pro-rata bonus for the year in which termination occurs based on actual results. Mr. Kelley does not currently receive benefits from our general partner.

        In the event that Messrs. Kelley and Maffett are eligible to receive continuation of Welfare Benefits at active-employee rates but are not eligible to continue to receive benefits under our plans pursuant to the terms of such plans or a determination by the insurance providers, we will use reasonable efforts to obtain individual insurance policies providing the executives with such benefits at the same cost to us as providing them with continued coverage under our plans. If such coverage cannot be obtained, we will pay the executives on a monthly basis during the relevant continuation period, an amount equal to the amount we would have paid had they continued participation in our plans.

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

	Cash Severance ($)					Benefit Continuation ($)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	5,225,000	5,225,000	2,375,000	5,225,000	12,350,000	—	—	58,082	58,082	58,082
Stanley A. Riemann	—	—	900,000	1,575,000	4,275,000	—	—	38,721	29,041	48,402
Susan M. Ball	—	—	350,000	700,000	1,750,000			30,298	15,149	30,298
Byron R. Kelley	—	—	1,000,000	1,750,000	4,750,000	—	—	37,297	27,973	46,621
Randal T. Maffett	—	—	275,000	550,000	825,000	—	—	27,352	13,676	13,676

(1)
Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)
Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

        Each of the named executive officers of our general partner who is employed by CVR Energy has been granted restricted stock units pursuant to the CVR Energy LTIP.

        The restricted stock units that were granted in December 2012 represent the right to receive, upon vesting, a cash payment equal to the fair market value of one share of CVR Energy common stock, plus the cash value of all dividends that were declared and paid by CVR Energy during the vesting period for that award. Restricted stock units granted prior to the December 2012 grants will represent the holder's right to receive, upon vesting, a cash payment equal to the lesser of $30.00 or the fair market value of a restricted share, as defined in the Transaction Agreement. The restricted stock units are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, or for certain grants made to Messrs. Lipinski and Riemann in December of 2012, on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances.

        The restricted stock units that were granted in December 2012 become immediately vested in the event of the relevant named executive officer's death or disability. For Messrs. Lipinski and Riemann, the awards also become immediately vested if such executive is terminated other than for cause or such executive resigns for good reason. For each of the remaining named executive officers, (a) the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control; and (b) if such executive is terminated other than for cause or such executive resigns for good reason in the absence of a change in control, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. The terms disability, cause, good reason and change in control are all defined in the CVR Energy LTIP. A change in control (as defined in the CVR Energy LTIP) occurred on May 7, 2012 upon the acquisition by certain affiliates of Icahn Enterprises of more than 30% of (i) the outstanding common stock of CVR Energy and (ii) the combined voting power of CVR Energy.

        The restricted stock units that were granted prior to December 2012 become immediately vested in the event of the relevant named executive officer's death, disability or retirement, or in the event of any of the following: (a) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (b) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (c) such named executive officer's employment is terminated under certain circumstances prior to a change in control. The terms disability, retirement, cause, good reason and change in control are all defined in the CVR Energy LTIP. A change in control (as defined in the CVR Energy LTIP) occurred on May 7, 2012 upon the acquisition by certain affiliates of Icahn Enterprises of more than 30% of (i) the outstanding common stock of CVR Energy and (ii) the combined voting power of CVR Energy.

        In addition, in the event that Messrs. Lipinski or Riemann or Ms. Ball is terminated by CVR Energy without cause and other than for disability at any time on or following the date that the applicable executive officer reaches age 60, then such executive officer's restricted stock units will vest immediately. As of the date of this Annual Report, this acceleration provision would apply to Messrs. Lipinski and Riemann who were each at least 60 years old as of such date.

        The following table reflects the value of accelerated vesting of the unvested restricted stock unit awards held by the named executive officers assuming the triggering event took place on December 31, 2012, and for purposes of the December 2012 awards is based on the closing price of the CVR Energy's common stock as of such date, which was $48.79 per share, and for purposes of all other awards is based on a value of $30.00 per share in accordance with the Transaction Agreement.

Value of Accelerated Vesting of Restricted Stock Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
John J. Lipinski	12,857,547	12,857,547	9,787,680	9,787,680	12,857,547
Stanley A. Riemann	4,809,160	4,809,160	2,967,240	2,967,240	4,809,160
Susan M. Ball all	1,529,827	1,529,827	711,180	—	1,529,827

  (1)
  Termination without cause or resignation for good reason not in connection with a change in control.

  (2)
  Termination without cause or resignation for good reason in connection with a change in control.

        Mr. Kelley and Mr. Maffett have been granted phantom units pursuant to the CVR Partners LTIP. Each phantom unit represents the right to receive one common unit of the Partnership upon vesting. The phantom units are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances.

        The phantom units granted to Mr. Kelley become immediately vested in the event of any of the following: (a) Mr. Kelley's death, disability or retirement (defined as completion of five years of service); (b) Mr. Kelley's termination other than for cause or disability on or after he attains age 60; or (c) Mr. Kelley (i) is terminated other than for cause within the one-year period following a change in control; (ii) resigns from employment for good reason within the one year period following a change in control; or (iii) is terminated under certain circumstances prior to a change in control. In addition, once Mr. Kelley has served as an employee for more than three years, if he then ceases to serve as an employee by reason of termination by the Partnership other than for cause, or by reason of his resignation or expiration of the term of his employment agreement, then a prorated portion of any unvested phantom units will become immediately vested. The prorated portion of phantom units to become vested is determined by taking the number of completed months of employment in excess of three years, divided by 24 and multiplied by the number of unvested phantom units. The terms disability, retirement, cause, good reason and change in control are all defined in the CVR Partners LTIP.

        The phantom units granted to Mr. Maffett in December 2012 become immediately vested in the event of Mr. Maffett's death or disability. In addition, (a) the awards become immediately vested in the event Mr. Maffett (i) is terminated other than for cause within the one-year period following a change in control; (ii) resigns from employment for good reason within the one year period following a change in control; or (iii) is terminated under certain circumstances prior to a change in control; and (b) if Mr. Maffett is terminated other than for cause or such executive resigns for good reason in the absence of a change in control, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. The terms disability, cause, good reason and change in control are all defined in the CVR Partners LTIP.

        The phantom units granted to Mr. Maffett prior to December 2012 become immediately vested in the event of any of the following: (a) Mr. Maffett's death, disability or retirement after reaching age 62; (b) Mr. Maffett is terminated without cause and other than for disability at any time on or following the date he turns 60; or (c) Mr. Maffett (i) is terminated other than for cause within the one-year period following a change in control; (ii) resigns from employment for good reason within the one year period following a change in control; or (iii) is terminated under certain circumstances prior to a change in control. The terms disability, retirement, cause, good reason and change in control are all defined in the CVR Partners LTIP.

        The following table reflects the value of accelerated vesting of the unvested phantom unit awards held by the named executive officers assuming the triggering event took place on December 31, 2012, and based on the closing price of the Partnership common units as of such date, which was $25.24 per unit.

Value of Accelerated Vesting of Phantom Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Byron R. Kelley	2,662,214	2,662,214	2,662,214	2,662,214	2,662,214
Randal T. Maffett	685,014	685,014	402,048	—	685,014

  (1)
  Termination without cause or resignation for good reason not in connection with a change in control.

  (2)
  Termination without cause or resignation for good reason in connection with a change in control.

Compensation of Directors

        Directors of our general partner who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for their services. During 2012, independent directors received an annual director fee of $55,000. The audit committee chair received an additional fee of $15,000 per year, while independent directors serving on the audit committee received an additional fee of $7,500 per year. The compensation committee chair received an additional fee of $8,000 per year, while independent directors serving on the compensation committee received an additional fee of $5,000 per year. The chair of the environmental, health and safety committee received an additional fee of $8,000 per year, while independent directors serving on the environmental, health and safety committee received an additional fee of $5,000 per year. In addition, independent directors also received an annual award of common units with a value of $20,000 and were also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses.

        The following table sets forth the compensation received by each independent director of our general partner for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Total Compensation ($)
Donna R. Ecton	91,500	20,016	111,516
Frank M. Muller, Jr.	83,000	20,016	103,016
Mark A. Pytosh	85,500	20,016	105,516
Jon R. Whitney	82,500	20,016	102,516

  (1)
  Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2012.

  (2)
  Each of the independent directors was granted 816 common units on December 28, 2012. The number of common units granted in 2012 was based on the closing market price of the Partnership's common units on the date of the grant, which was $24.53 per unit. The dollar amounts in the table reflect the grant date fair value of these phantom units in accordance with FASB ASC Topic 718.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents information regarding beneficial ownership of our common units as of February 27, 2013 by:

  •
  our general partner;

  •
  each of our general partner's directors;

  •
  each of our general partner's executive officers;

  •
  each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

  •
  all of our general partner's named executive officers and directors as a group.

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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent
CVR GP, LLC(1)	—	—
Coffeyville Resources, LLC(2)	50,920,000	69.7%
John J. Lipinski(3)	187,500	*
Byron R. Kelley(4)	20,964	*
Stanley A. Riemann	30,000	*
Susan M. Ball	1,800	*
Edmund S. Gross	—	—
Christopher G. Swanberg	15,000	*
Randal T. Maffett(5)	5,858	*
SungHwan Cho	—	—
Donna R. Ecton(6)	25,249	*
Frank M. Muller, Jr.(7)	33,902	*
Daniel A. Ninivaggi	—	*
Mark A. Pytosh(8)	54,712	*
All directors and executive officers of our general partner as a group (12 persons)(9)	374,985	*

  *
  Less than 1%

  (1)
  CVR GP, LLC, a wholly-owned subsidiary of Coffeyville Resources, is our general partner and manages and operates our business and has a non-economic general partner interest.

  (2)
  Coffeyville Resources is an indirect wholly-owned subsidiary of CVR Energy, a publicly traded company. CVR Energy may be deemed to have direct beneficial ownership of the common units held by Coffeyville Resources by virtue of its control of Coffeyville Resources. The directors of CVR Energy are Carl C. Icahn, Bob. G. Alexander, SungHwan Cho, Vincent J. Intrieri, John J. Lipinski, Samuel Merksamer, Stephen Mongillo, Daniel A. Ninivaggi and James M. Strock.

  (3)
  Mr. Lipinski owns 62,500 common units directly. In addition, Mr. Lipinski may be deemed to be the beneficial owner of an additional 125,000 common units, which are owned by the 2011 Lipinski Exempt Family Trust, which are held in trust for the benefit of Mr. Lipinski's family. Mr. Lipinski's spouse is the trustee of the trust.

  (4)
  Mr. Kelley was awarded 50,659 phantom units on June 1, 2011, 40,291 phantom units on December 30, 2011 and 44,844 phantom units on December 28, 2012. Each phantom unit represents the right to receive one common unit upon vesting. These phantom units are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided that the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" above. Mr. Kelley vested in 16,887 common units on June 11, 2012 with 4,467 common units being withheld for tax purposes, resulting in a net issuance of 12,420 and also vested in 13,431 common units December 30, 2012 with 4,887 common units being withheld for tax purposes, resulting in a net issuance of 8,544 common units. No portion of the remaining phantom units held by Mr. Kelley will vest within 60 days of February 28, 2013. Therefore, such phantom units do not give Mr. Kelley beneficial ownership of any additional common units.

  (5)
  Mr. Maffett was awarded 12,815 phantom units on August 22, 2011, 11,080 phantom units on December 30, 2011 and 11,211 phantom units on December 28, 2012. Each phantom unit represents the right to receive one common unit upon vesting. These phantom units are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided that the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" above. Mr. Maffett vested in 4,272 common units on August 22, 2012 with 1,130 common units being withheld for tax purposes, resulting in a net issuance of 3,142 common units and also vested in 3,694 common units on December 30, 2012 with 978 common being withheld for tax purposes, resulting in a net issuance of 2,716 common units. No portion of the remaining phantom units held by Mr. Maffett will vest within 60 days of February 28, 2013. Therefore, such phantom units do not give Mr. Maffett beneficial ownership of any additional common units.

  (6)
  Ms. Ecton purchased 12,500 common units in connection with CVR Partners' Initial Public Offering in April 2011. Ms. Ecton was awarded 14,655 phantom units in connection with the Initial Public Offering, subject to a six-month vesting period. Upon vesting in October 2011, the phantom units converted to 14,655 common units, with 4,412 common units being withheld for tax purposes, resulting in a net award of 10,243 common units. Ms. Ecton was also awarded 2,418 common units on December 30, 2011, with 728 common units being withheld for tax purposes, resulting in a net award of 1,690 common units. These common units vested immediately. Ms. Ecton was also awarded 816 common units on December 28, 2012. These common units vested immediately.

  (7)
  Mr. Muller purchased 21,875 common units in connection with CVR Partners' Initial Public Offering in April 2011. Mr. Muller was awarded 8,793 phantom units in connection with the Initial Public Offering, subject to a six-month vesting period. Upon vesting in October 2011, the phantom units converted to 8,793 common units. Mr. Muller was also awarded 2,418 common units on December 30, 2011 and 816 common units on December 28, 2012. These common units vested immediately.

  (8)
  Mr. Pytosh purchased 50,000 common units in connection with CVR Partners' Initial Public Offering in April 2011. Mr. Pytosh was awarded 1,478 common units on June 1, 2011, 2,418 common units on December 30, 2011, and 816 common units on December 28, 2012. These common units vested immediately.

  (9)
  The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (1) the 187,500 common units owned directly or indirectly by Mr. Lipinski, the 1,800 common units owned by Ms. Ball, the 30,000 common units owned by Mr. Riemann, the 20,964 common units owned by Mr. Kelley, the 5,858 common units owned by Mr. Maffett, and the 15,000 common units owned by Mr. Swanberg, (2) the 25,249 common units owned by Ms. Ecton, (3) the 33,902 common units owned by Mr. Muller, and (4) the 54,712 common units owned by Mr. Pytosh.

The executive officers and directors of our general partner do not own any common stock of CVR Energy.

Equity Compensation Plan

        In connection with the Initial Public Offering, the board of directors of our general partner adopted the CVR Partners LTIP. Individuals who are eligible to receive awards under the CVR Partners LTIP include employees, officers, consultants and directors of CVR Partners and the general partner and their respective subsidiaries and parents. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. A maximum of 5,000,000 common units are issuable under the CVR Partners LTIP.

        The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2012. The CVR Partners LTIP was approved by the board of directors of our general partner in March 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Vesting		Weighted-Average Exercise Price of Outstanding Securities		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a) (c))
Equity compensation plans approved by security holders:
CVR Partners, LP Long- Term Incentive Plan	167,568	(1)	—	(2)	4,748,893	(3)

Equity compensation plans not approved by security holders:
None	—		—		—

Total	167,568		—		4,748,893

(1)
Represents common and phantom units awarded under the CVR Partners LTIP.

(2)
Units do not have an exercise price. Payout is based on completing a specified period of employment.

(3)
Represents units that remain available for future issuance pursuant to the CVR Partners LTIP in connection with awards of options, unit appreciation rights, distribution equivalent rights, restricted units and phantom units. As of December 31, 2012, 296,017 common and phantom units had been granted under the CVR Partners LTIP, of which no common and phantom units have been forfeited and 167,568 remain unvested.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Coffeyville Resources, a wholly-owned subsidiary of CVR Energy, owns (i) 50,920,000 common units, representing approximately 70% of our outstanding units and (ii) our general partner with its non-economic general partner interest (which does not entitle it to receive distributions) in us. On August 29, 2012, the Partnership's registration statement on Form S-3 was declared effective by the SEC, enabling CRLLC to sell, from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.

Agreements with CVR Energy and CVR Refining

        In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, we entered into several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its affiliates (including entities that were subsequently contributed to CVR Refining in connection with the Refining IPO) and our general partner. In connection with our Initial Public Offering in April 2011, we amended and restated certain of the intercompany agreements and entered into several new agreements with CVR Energy and its affiliates, including our partnership agreement. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.

  Coke Supply Agreement

        We are party to a pet coke supply agreement with CRRM, pursuant to which CRRM supplies us with pet coke. This agreement provides that CRRM must deliver to the Partnership during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. We are also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then we will have the option to purchase the excess at the purchase price provided for in the agreement. If we decline to exercise this option, CRRM may sell the excess to a third party.

        We obtain most (over 70% on average during the last five years) of the pet coke we needs from CRRM's adjacent crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder on the open market. The price we pay pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

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

        In the event CRRM delivers pet coke to us on a short term basis and such pet coke is off-specification on more than 20 days in any calendar year, there will be a price adjustment to compensate us and/or capital contributions will be made to us to allow us to modify our equipment to process the pet coke received. If CRRM determines that there will be a change in pet coke quality on a long-term basis, then it will be required to notify us of such change with at least three years' notice. We will then determine the appropriate changes necessary to our nitrogen fertilizer plant in order to process such off-specification pet coke. CRRM will compensate us for the cost of making such modifications and/or adjust the price of pet coke on a mutually agreeable commercially reasonable basis.

        The terms of the pet coke supply agreement provide benefits both to us and CRRM's petroleum business. The cost of the pet coke supplied by CRRM to us in most cases will be lower than the price which we otherwise would pay to third parties. The cost to us will be lower both because the actual price paid will be lower and because we will pay significantly reduced transportation costs (since the pet coke is supplied by an adjacent facility which will involve no freight or tariff costs). In addition, because the cost we pay will be formulaically related to the price received for UAN (subject to a UAN based price floor and ceiling), we will enjoy lower pet coke costs during periods of lower revenues regardless of the prevailing pet coke market.

        In return for CRRM receiving a potentially lower price for pet coke in periods when the pet coke price is impacted by lower UAN prices, it enjoys the following benefits associated with the disposition of a low value by-product of the refining process: avoiding the capital cost and operating expenses associated with handling pet coke; enjoying flexibility in its crude slate and operations as a result of not being required to meet a specific pet coke quality; and avoiding the administration, credit risk and marketing fees associated with selling pet coke.

        We may be obligated to provide security for our payment obligations under the agreement if in CRRM's sole judgment there is a material adverse change in our financial condition or liquidity position or in our ability to make payments. This security shall not exceed an amount equal to 21 times the average daily dollar value of pet coke we purchase for the 90-day period preceding the date on which CRRM gives us notice that it has deemed that a material adverse change has occurred. Unless otherwise agreed by CRRM and us, we can provide such security by means of a standby or documentary letter of credit, prepayment, a surety instrument, or a combination of the foregoing. If we do not provide such security, CRRM may require us to pay for future deliveries of pet coke on a cash-on-delivery basis, failing which it may suspend delivery of pet coke until such security is provided and terminate the agreement upon 30 days' prior written notice. Additionally, we may terminate the agreement within 60 days of providing security, so long as we provide five days' prior written notice.

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

        Either party may assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements.

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

        Our pet coke cost per ton purchased from CRRM averaged $30, $28 and $11 for the years ended December 31, 2012, 2011 and 2010, respectively. Total purchases of pet coke from CRRM were approximately $10.2 million, $10.7 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Third-party pet coke prices averaged $42, $45 and $40 for the years ended December 31, 2012, 2011 and 2010, respectively. Total purchases of pet coke from third parties were approximately $6.0 million, $6.2 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Feedstock and Shared Services Agreement

        We are party to a feedstock and shared services agreement with CRRM entered into in October 2007 under which we and CRRM provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and our nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas.

        Pursuant to the feedstock agreement, we and CRRM have the obligation to transfer excess hydrogen to one another. We are only obligated to provide hydrogen to CRRM upon demand if, the hydrogen is not required for operation of our fertilizer plant, as determined in a commercially reasonable manner as based upon our current or anticipated operational needs. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. Pricing for sales of hydrogen from us to CRRM is structured to make us whole as if we had used the hydrogen sold to CRRM to produce ammonia. After extended periods of time and in excess of certain quantity thresholds, pricing to CRRM reverts to a UAN pricing structure to make us whole, as if we had produced UAN for sale. Pricing for sales of hydrogen by CRRM to us is based off of the price of natural gas. The hydrogen sales that we and CRRM make to each other are netted on a monthly basis, and we or CRRM will be paid to the extent that either of us sells more hydrogen than purchased in any given month. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the years ended December 31, 2012, 2011 and 2010, the net sales generated from the sale of hydrogen to CRRM were approximately $6.3 million, $14.2 million and $0.1 million, respectively. For the years ended December 31, 2012, 2011 and 2010, CVR Partners also recognized $0.2 million, $1.0 million and $1.8 million of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery. At December 31, 2012 and 2011, there was approximately $0.2 million and $0.1 million, respectively, of receivables included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the years ended December 31, 2012, 2011 and 2010 were approximately $(10,000), $(0.3) million and $(0.1) million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.

        We are also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by us in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in our electric bill. Reimbursed direct operating expenses associated with nitrogen for the years ended December 31, 2012, 2011 and 2010, were approximately $1.4 million, $1.5 million and $0.8 million, respectively. No amounts were paid by us to CRRM for any of the years.

        The agreement also provides that both we and CRRM must deliver instrument air to one another in some circumstances. We must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to us. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to us for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in CRRM's electric bill. Reimbursed direct operating expenses recorded for the years ended December 31, 2012, 2011 and 2010 were $(13,000), $0 and $0. Reimbursements or paid amounts for each of the years on a gross basis were nominal.

        The agreement provides a mechanism pursuant to which we may transfer a tail gas stream (which is otherwise flared) to CRRM which installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. We agreed to pay CRRM the cost of installing the pipe over the next three years and in the fourth year provide an additional 15% to cover the cost of capital. At December 31, 2012 and 2011, an asset of approximately $0.2 million and $0.2 million, respectively, was included in other current assets and approximately $1.3 million and $1.5 million, respectively, was included in other non-current assets with an offset liability of approximately $0.5 million and $0.6 million in other current liabilities and approximately $0.4 million and $0.9 million in other non-current liabilities in our Consolidated Balance Sheet.

        With respect to oxygen requirements, we are obligated to provide oxygen produced by the Linde air separation plant and made available to us to the extent that such oxygen is not required for operation of our nitrogen fertilizer plant. The oxygen is required to meet certain specifications and is to be sold at a fixed price.

        The agreement also addresses the means by which we and CRRM obtain natural gas. Currently, natural gas is delivered to both our nitrogen fertilizer plant and the refinery pursuant to a contract between CRRM and Atmos Energy Corp., or Atmos. Under the feedstock and shared services agreement, we reimburse CRRM for natural gas transportation and natural gas supplies purchased on our behalf. At our request or at the request of CRRM, in order to supply us with natural gas directly, both parties will be required to use their commercially reasonable efforts to (i) add us as a party to the current contract with Atmos or reach some other mutually acceptable accommodation with Atmos whereby both we and CRRM would each be able to receive, on an individual basis, natural gas transportation service from Atmos on similar terms and conditions as set forth in the current contract, and (ii) purchase natural gas supplies on their own account.

        The agreement also addresses the allocation of various other feedstocks, services and related costs between the parties. Sour water, water for use in fire emergencies, finished product tank capacity, costs associated with security services, and costs associated with the removal of excess sulfur are all allocated between the two parties by the terms of the agreement. The agreement also requires us to reimburse CRRM for utility costs related to a sulfur processing agreement between Tessenderlo Kerley, Inc. and CRRM. We have a similar agreement with Tessenderlo Kerley. Otherwise, costs relating to both our and CRRM's existing agreements with Tessenderlo Kerley are allocated equally between the two parties except in certain circumstances.

        The parties may temporarily suspend the provision of feedstocks or services pursuant to the terms of the agreement if repairs or maintenance are necessary on applicable facilities. Additionally, the agreement imposes minimum insurance requirements on the parties and their affiliates.

        The agreement has an initial term of 20 years, and will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent. Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages, from either party or certain affiliates.

  Raw Water and Facilities Sharing Agreement

        We are party to a raw water and facilities sharing agreement with CRRM which (i) provides for the allocation of raw water resources between the refinery and our nitrogen fertilizer plant and (ii) provides for the management of the water intake system (consisting primarily of a water intake structure, water pumps, meters, and a short run of piping between the intake structure and the origin of the separate pipes that transport the water to each facility) which draws raw water from the Verdigris River for both our facility and CRRM's refinery. This agreement provides that a water management team consisting of one representative from each party to the agreement will manage the Verdigris River water intake system. The water intake system is owned and operated by CRRM. The agreement provides that both companies have an undivided one-half interest in the water rights that allow the water to be removed from the Verdigris River for use at our nitrogen fertilizer plant and CRRM's refinery.

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

        Costs associated with operation of the water intake system and administration of water rights are also allocated on a prorated basis, calculated by CRRM based on the percentage of water used by each facility during the calendar year in which such costs are incurred. However, in certain circumstances, such as where one party bears direct responsibility for the modification or repair of the water pumps, one party will bear all costs associated with such activity. Additionally, we must reimburse CRRM for electricity required to operate the water pumps on a prorated basis that is calculated monthly.

        Either we or CRRM are entitled to terminate the agreement by giving at least three years' prior written notice. Between the time that notice is given and the termination date, CRRM must cooperate with us to allow us to build our own water intake system on the Verdigris River to be used for supplying water to our nitrogen fertilizer plant. CRRM is required to grant easements and access over its property so that we can construct and utilize such new water intake system, provided that no such easements or access over CRRM's property shall have a material adverse effect on its business or operations at the refinery. We will bear all costs and expenses for such construction if we are the party that terminated the original water sharing agreement. If CRRM terminates the original water sharing agreement, we may either install a new water intake system at our own expense, or require CRRM to sell the existing water intake system to us for a price equal to the depreciated book value of the water intake system as of the date of transfer.

        Either party may assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The parties may obtain injunctive relief to enforce their rights under the agreement. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from either party or certain affiliates.

        The term of the agreement is perpetual unless (1) the agreement is terminated by either party upon three years' prior written notice in the manner described above or (2) the agreement is otherwise terminated by the mutual written consent of the parties.

  Real Estate Transactions

        Land Transfer.    In January 2008, CRRM transferred five parcels of land consisting of approximately 30 acres located on the Coffeyville, Kansas site to us. No consideration was exchanged. The land was transferred for purposes of (i) creating clean distinctions between the refinery and the fertilizer plant property, (ii) providing us with additional space for completing our UAN expansion and (iii) providing us with additional storage area for pet coke.

        Cross-Easement Agreement.    We are party to a cross-easement agreement with CRRM so that both we and CRRM can access and utilize each other's land in certain circumstances in order to operate our respective businesses. The agreement grants easements for the benefit of both parties and establishes easements for operational facilities, pipelines, equipment, access, and water rights, among other easements. The intent of the agreement is to structure easements that provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property.

        The agreement provides that facilities located on each party's property will generally be owned and maintained by the property-owning party; provided, however, that in certain specified cases where a facility that benefits one party is located on the other party's property, the benefited party will have the right to use, and will be responsible for operating and maintaining, the overlapping facility.

        The easements granted under the agreement are non-exclusive to the extent that future grants of easements do not interfere with easements granted under the agreement. The duration of the easements granted under the agreement will vary, and some will be perpetual. Easements pertaining to certain facilities that are required to carry out the terms of our other agreements with CRRM will terminate upon the termination of such related agreements. We have obtained a water rights easement from CRRM that is perpetual in duration. See " — Raw Water and Facilities Sharing Agreement."

        The agreement contains an obligation to indemnify, defend and hold harmless the other party against liability arising from negligence or willful misconduct by the indemnifying party. The agreement also requires the parties to carry minimum amounts of employer's liability insurance, commercial general liability insurance, and other types of insurance. If either party transfers its fee simple ownership interest in the real property governed by the agreement, the new owner of the real property will be deemed to have assumed all of the obligations of the transferring party under the agreement, except that the transferring party will retain liability for all obligations under the agreement which arose prior to the date of transfer.

        Terminal Operating and Lease Agreement.    On May 4, 2012, CRNF entered into an operating and lease agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal.

        Lease Agreement.    We are party to a lease agreement with CRRM in October 2007 under which we lease certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that we may terminate the lease at any time during the initial term by providing 180 days' prior written notice. In addition, we have the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then-existing term. There were no unpaid amounts outstanding with respect to the lease agreement as of December 31, 2012 and 2011, respectively.

  Environmental Agreement

        CRNF is a party to an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville, Kansas refinery and the nitrogen fertilizer plant.

        To the extent that one party's property experiences environmental contamination due to the activities of the other party and the contamination is known at the time the agreement was entered into, the contaminating party is required to implement all government-mandated environmental activities relating to the contamination, or else indemnify the property-owning party for expenses incurred in connection with implementing such measures.

        To the extent that liability arises from environmental contamination that is caused by CRRM but is also commingled with environmental contamination caused by us, CRRM may elect in its sole discretion and at its own cost and expense to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that CRRM will not waive any rights to indemnification or compensation otherwise provided for in the agreement.

        The agreement also addresses situations in which a party's responsibility to implement such government-mandated environmental activities as described above may be hindered by the property-owning party's creation of capital improvements on the property. If a contaminating party bears such responsibility but the property-owning party desires to implement a planned and approved capital improvement project on its property, the parties must meet and attempt to develop a soil management plan together. If the parties are unable to agree on a soil management plan 30 days after receiving notice, the property-owning party may proceed with its own commercially reasonable soil management plan. The contaminating party is responsible for the costs of disposing of hazardous materials pursuant to such plan.

        If the property-owning party needs to do work that is not a planned and approved capital improvement project but is necessary to protect the environment, health, or the integrity of the property, other procedures will be implemented. If the contaminating party still bears responsibility to implement government-mandated environmental activities relating to the property and the property-owning party discovers contamination caused by the other party during work on the capital improvement project, the property-owning party will give the contaminating party prompt notice after discovery of the contamination, and will allow the contaminating party to inspect the property. If the contaminating party accepts responsibility for the contamination, it may proceed with government-mandated environmental activities relating to the contamination, and it will be responsible for the costs of disposing of hazardous materials relating to the contamination. If the contaminating party does not accept responsibility for such contamination or fails to diligently proceed with government-mandated environmental activities related to the contamination, then the contaminating party must indemnify and reimburse the property-owning party upon the property-owning party's demand for costs and expenses incurred by the property-owning party in proceeding with such government-mandated environmental activities.

        Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement has a term of at least 20 years or for so long as the feedstock and shared services agreement is in force, whichever is longer. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages, from either party or certain of its affiliates.

        The agreement also provides for indemnification in the case of contamination or releases of hazardous materials that are present but unknown at the time the agreement is entered into to the extent such contamination or releases are identified in reasonable detail through October 2012. The agreement further provides for indemnification in the case of contamination or releases that occur subsequent to the execution of the agreement. If one party causes such contamination or release on the other party's property, the latter party must notify the contaminating party, and the contaminating party must take steps to implement all government-mandated environmental activities relating to the contamination, or else indemnify the property-owning party for the costs associated with doing such work.

        The agreement also grants each party reasonable access to the other party's property for the purpose of carrying out obligations under the agreement. However, both parties must keep certain information relating to the environmental conditions on the properties confidential. Furthermore, both parties are prohibited from investigating soil or groundwater conditions except as required for government-mandated environmental activities, in responding to an accidental or sudden contamination of certain hazardous materials, or in connection with implementation of our comprehensive pet coke management plan.

        The agreement provided for the development of a comprehensive pet coke management plan that established procedures for the management of pet coke and the identification of significant pet coke-related contamination. Also, the parties agreed to indemnify and defend one another and each other's affiliates against liabilities arising under the pet coke management plan or relating to a failure to comply with or implement the pet coke management plan.

  Omnibus Agreement

        We are party to an omnibus agreement with CVR Energy and our general partner, pursuant to which we have agreed not to, and will cause our controlled affiliates not to, engage in, whether by acquisition or otherwise, (i) the ownership or operation within the United States of any refinery with processing capacity greater than 20,000 bpd whose primary business is producing transportation fuels or (ii) the ownership or operation outside the United States of any refinery, regardless of its processing capacity or primary business, or a refinery restricted business, in either case, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of our outstanding units. The restrictions will not apply to:

  •
  any refinery restricted business acquired as part of a business or package of assets if a majority of the value of the total assets or business acquired is not attributable to a refinery restricted business, as determined in good faith by our general partner's board of directors; provided, however, if at any time we complete such an acquisition, we must, within 365 days of the closing of the transaction, offer to sell the refinery-related assets to CVR Energy for their fair market value plus any additional tax or other similar costs that would be required to transfer the refinery-related assets to CVR Energy separately from the acquired business or package of assets;

  •
  engaging in any refinery restricted business subject to the offer to CVR Energy described in the immediately preceding bullet point pending CVR Energy's determination whether to accept such offer and pending the closing of any offers CVR Energy accepts;

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

        Under the omnibus agreement, CVR Energy has agreed not to, and will cause its controlled affiliates other than us not to, engage in, whether by acquisition or otherwise, the production, transportation or distribution, on a wholesale basis, of fertilizer in the contiguous United States, or a fertilizer restricted business, for so long as CVR Energy and certain of its affiliates continue to own at least 50% of our outstanding units. The restrictions do not apply to:

  •
  any fertilizer restricted business acquired as part of a business or package of assets if a majority of the value of the total assets or business acquired is not attributable to a fertilizer restricted business, as determined in good faith by CVR Energy's board of directors, as applicable; provided, however, if at any time CVR Energy completes such an acquisition, it must, within 365 days of the closing of the transaction, offer to sell the fertilizer-related assets to us for their fair market value plus any additional tax or other similar costs that would be required to transfer the fertilizer-related assets to us separately from the acquired business or package of assets;

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

        We and our general partner are not required to pay any compensation, salaries, bonuses or benefits to any of CVR Energy's employees who provide services to us or our general partner on a full-time or part-time basis; CVR Energy will continue to pay their compensation. However, personnel performing the actual day-to-day business and operations at the nitrogen fertilizer plant level will be employed directly by us and our subsidiaries, and we will bear all personnel costs for these employees.

        Either CVR Energy or our general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. CVR Energy also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve CVR Energy from its obligations under the agreement. Either CVR Energy or our general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, our general partner may terminate the agreement immediately if CVR Energy becomes bankrupt, or dissolves and commences liquidation or winding-up.

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

        Net amounts incurred under the services agreement for the years ended December 31, 2012, 2011 and 2010, were approximately $10.1 million $10.2 million and $10.6 million, respectively.

  Railcar Lease Agreement

        Since March 2009, the Partnership has leased 200 railcars from American Railcar Leasing, LLC, a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The railcar lease agreement is scheduled to expire on March 31, 2014. For the year ended December 31, 2012, $1.1 million of rent expense was recorded related to this agreement. These amounts are included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statement of Operations.

  Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)

        Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Partnership was a member of the buying group in 2012. Prior to December 31, 2012, CVR Energy did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.

        In December, 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC ("Insight Portfolio Group"). CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

  GP Services Agreement

        We are party to a GP Services Agreement dated November 29, 2011 between us, CVR GP, LLC and CVR Energy. This agreement allows CVR Energy to engage CVR GP, LLC, in its capacity as our general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between our general partner and CVR Energy from time to time. As payment for services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by us or our general partner in connection with the employment of our employees who provide CVR Energy services on a part-time basis, as determined by our general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. Pursuant to this GP Services Agreement, one of the Partnership's executive officers has performed business development services for CVR Energy from time to time.

        CVR Energy is not required to pay any compensation, salaries, bonuses or benefits to any of our general partner's employees who provide services to CVR Energy on a full-time or part-time basis; we will continue to pay their compensation.

        Either CVR Energy or our general partner may temporarily or permanently exclude any particular service from the scope of the agreement upon 180 days' notice. Our general partner also has the right to delegate the performance of some or all of the services to be provided pursuant to the agreement to one of its affiliates or any other person or entity, though such delegation does not relieve the Partnership's general partner from its obligations under the agreement. Either CVR Energy or the Partnership's general partner may terminate the agreement upon at least 180 days' notice, but not more than one year's notice. Furthermore, CVR Energy may terminate the agreement immediately if the Partnership, or its general partner, become bankrupt, or dissolve and commence liquidation or winding-up.

  Trademark License Agreement

        We are party to a Trademark License Agreement with CVR Energy pursuant to which CVR Energy has granted us a non-exclusive, non-transferrable license to use the Coffeyville Resources word mark and the CVR Partners and Coffeyville Resources logos in connection with our business. We agreed to use the marks only in the form and manner and with appropriate legends as prescribed from time to time by CVR Energy, and CVR Energy agreed that the nature and quality of the business that uses the marks will conform to standards currently applied by CVR Partners. Either party can terminate the license with 60 days' prior notice.

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

        On August 29, 2012, the Partnership's registration statement on Form S-3 was declared effective by the SEC, enabling Coffeyville Resources to offer and sell from time to time, in one or more public offerings or direct placement, up to 50,920,000 common units.

Conflicts of Interest

        Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including Coffeyville Resources, CVR Energy and CVR Refining), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of (1) the overlap of directors and officers between our general partner and CVR Energy and CVR Refining, which may result in conflicting obligations by these officers and directors, and (2) duties of our general partner to act for the benefit of CVR Energy and its stockholders, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to Coffeyville Resources, its owner, and the stockholders of CVR Energy, its indirect parent. At the same time, our general partner has a contractual duty under our partnership agreement to manage us in a manner that is in our best interests.

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

Related Party Transaction Policy

        The board of directors of our general partner has adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions involving us. This policy applies to any transaction, arrangement or relationship (or any series of similar or related transactions, arrangements or relationships) in which we are a participant and the amount involved exceeds $120,000 and in which any related party had or will have a direct or indirect material interest. At the discretion of the board, a proposed related party transaction may generally be reviewed by the board in its entirety or by a "conflicts committee" meeting the definitional requirements for such a committee under our partnership agreement. After appropriate review, the board or the conflicts committee may approve or ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms that, taken as a whole, are no less favorable to us than could be obtained in an arm's-length transaction with an unrelated third party, unless the board or the conflicts committee otherwise determines that the transaction is not in our best interests. Related party transactions involving compensation will be approved by the board in its entirety or by the compensation committee of the board in lieu of the conflicts committee.

Director Independence

        The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner. The board of directors of our general partner consists of eight directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the New York Stock Exchange. For discussion of the independence of the board of directors of our general partner, please see Item 10. Directors, Executive Officers and Corporate Governance — Management of the Partnership.

Item 14.    Principal Accounting Fees and Services

        As of February 28, 2013, the Audit Committee of the board of directors of our general partner has not appointed an independent registered public accounting firm for us for 2013.

        The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2012.

        The following table presents fees billed and expected to be billed for professional audit services rendered by KPMG LLP for fiscal years 2012 and 2011 and fees billed and expected to be billed for other services rendered by KPMG LLP for fiscal years 2012 and 2011.

	Fiscal Year 2012	Fiscal Year 2011
Audit fees(1)	$800,000	$637,000
Audit-related fees	—	—
Tax fees(2)	30,000	26,000
All other fees	—	—

Total	$830,000	$663,000

  (1)
  Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of the Partnership's financial statements for fiscal years ended December 31, 2012 and 2011, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal years 2012 and 2011. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

  (2)
  Tax fees consist of fees for general income tax consulting and tax compliance.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)(1) Financial Statements

        See "Index to Consolidated Financial Statements" Contained in Part II, Item 8 of this Report.

        (a)(2) Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        (a)(3) Exhibits

Exhibit Number	Exhibit Title
3.1**	Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated April 13, 2011 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 11, 2011)
3.2**	Amended and Restated Certificate of Limited Partnership of the Partnership, dated April 8, 2011 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on April 13, 2011).
3.3**	Certificate of Formation of CVR GP, LLC, dated June 12, 2007 (incorporated by reference to Exhibit 3.3 of the Form S-1 filed on February 28, 2008).
3.4**	Third Amended and Restated Limited Liability Company Agreement of CVR GP, LLC, dated April 13, 2011 (incorporated by reference to Exhibit 3.4 of the Form 10-K filed on February 24, 2012).
4.1**	Specimen certificate for the common units (incorporated by reference to Appendix A to the Prospectus contained within the Form S-1/A filed on March 17, 2011).
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

Exhibit Number	Exhibit Title
10.4**	Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007).
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
10.6.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 of the Form 10-K filed by CVR Energy, Inc. on March 28, 2008).
10.6.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on August 14, 2008).
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
10.9**
Second Amended and Restated Services Agreement, dated as of May 4, 2012, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 2, 2012).
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

Exhibit Number	Exhibit Title
10.14**	GP Services Agreement, dated as of November 29, 2011, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 24, 2012).
10.15**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 2, 2012).
10.16**
Memorandum of Understanding, dated as of May 4, 2012, between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 2, 2012).
10.17**
Credit and Guaranty Agreement, dated as of April 13, 2011, among Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Partners, LP, the lenders party thereto and Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011).
10.18**	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).
10.18.1**†	Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.13.1 of the Form S-1/A filed on March 17, 2011).
10.18.2**†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13.2 of the Form S-1/A filed on March 17, 2011).
10.18.3**†	Form of Director Unit Issuance Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on August 8, 2011).
10.18.4*†	Form of Employee Phantom Unit Agreement.
10.18.5*†	Form of Employee Phantom Unit Agreement for Byron R. Kelley.
10.19**†
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.16 of the Form S-1/A filed on January 28, 2011).
10.20**†
Third Amended and Restated Employment Agreement, dated as of July 27, 2012, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on November 6, 2012).
10.21**†
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Stanley A. Riemann (incorporated by reference to Exhibit 10.18 of the Form S-1/A filed on January 28, 2011).
10.22**†	Employment Agreement, dated as of August 22, 2011, by and between CVR GP, LLC and Randal T. Maffett (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 4, 2011).
10.23**†	Employment Agreement, dated as of June 1, 2011, by and between CVR GP, LLC and Byron R. Kelley (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 8, 2011).
10.24**†
Second Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Edward Morgan (incorporated by reference to Exhibit 10.17 of the Form S-1/A filed on January 28, 2011).

Exhibit Number	Exhibit Title
10.25**†	Amendment to Second Amended and Restated Employment Agreement, dated November 29, 2011 by and between CVR Energy, Inc. and Edward Morgan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 2, 2011).
10.26**†
Employment Agreement, dated as of December 7, 2011, by and between CVR Energy, Inc. and Frank A. Pici (incorporated by reference to Exhibit 10.36 of the Form 10-K filed by CVR Energy, Inc. on February 29, 2012).
10.27**	Form of Indemnification Agreement between CVR Partners, LP and each of its directors and officers (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).
10.28*†	CVR Partners, LP Performance Incentive Plan.
21.1*	List of Subsidiaries of CVR Partners, LP.
23.1*	Consent of KPMG LLP.
31.1*	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++
The following financial information for CVR Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2012, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Cash Flows, (5) Consolidated Statement of Partners' Capital and (6) the Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.**

*
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

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ BYRON R. KELLEY Byron R. Kelley Chief Executive Officer

Date: February 28, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI John J. Lipinski	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 28, 2013
/s/ BYRON R. KELLEY Byron R. Kelley	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2013
/s/ SUSAN M. BALL Susan M. Ball	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2013
/s/ STANLEY A. RIEMANN Stanley A. Riemann	Director	February 28, 2013
/s/ DONNA R. ECTON Donna R. Ecton	Director	February 28, 2013
/s/ SUNGHWAN CHO SungHwan Cho	Director	February 28, 2013
/s/ FRANK M. MULLER, JR. Frank M. Muller, Jr.	Director	February 28, 2013
/s/ DANIEL A. NINIVAGGI Daniel A. Ninivaggi	Director	February 28, 2013
/s/ MARK A. PYTOSH Mark A. Pytosh	Director	February 28, 2013