Form 10-K/A
period 2012-12-31
CVR PARTNERS, LP
filed 2013-03-04
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number: 001-35120

CVR Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	56-2677689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2277 Plaza Drive, Suite 500 Sugar Land, Texas	77479
(Address of principal executive offices)	(Zip Code)

(281) 207-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common units representing limited partner interests	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 29, 2012 (the last business day of the registrant’s second fiscal quarter) was $526,206,748.

Indicate the number of units outstanding of each of the registrant’s classes of common units, as of the latest practicable date.

Common units held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common units as of June 29, 2012 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at February 25, 2013
Common unit representing limited partner interests	73,065,143 units

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of CVR Partners, LP (the “Partnership”) that was filed with the Securities and Exchange Commission on March 1, 2013 (the “Form 10-K”) is to update the consent of KPMG LLP filed as Exhibit 23.1 to the Form 10-K. The updated consent now refers to the Partnership’s registration statements (No. 333-173444) on Form S-8 and (No. 333-183390) on Form S-3, and the financial statements and the effectiveness of internal control over financial reporting that appear in the Form 10-K. Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the disclosures contained in the Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(3) Exhibits

Exhibit Number	Exhibit Title
23.1	Consent of KPMG LLP.
31.1	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP

By:	CVR GP, LLC, its general partner

By:	/s/ Byron R. Kelley
Byron R. Kelley Chief Executive Officer

Date: March 4, 2013