Form 10-Q
period 2013-03-31
CVR PARTNERS, LP
filed 2013-05-02
CIK 1425292

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 73,065,143 common units outstanding at April 30, 2013.

 CVR Partners, LP and Subsidiaries

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2013

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (this "Report"):

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
farm belt	Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.
general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources.
Initial Public Offering	The initial public offering of CVR Partners, LP common units that closed on April 13, 2011.
MMbtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.
MSCF	One thousand standard cubic feet, a customary gas measurement.
on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

pet coke	Petroleum coke—a coal-like substance that is produced during the refining process.
plant gate price	The unit price of fertilizer, in dollars per ton, offered on a delivered basis, and excluding shipment costs.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$153,242	$127,848
Accounts receivable, net of allowance for doubtful accounts of $98 and $84, at March 31, 2013 and December 31, 2012, respectively	11,420	6,805
Inventories	32,224	28,949
Prepaid expenses and other current assets, including $376 and $605 from affiliates at March 31, 2013 and December 31, 2012, respectively	2,672	2,446

Total current assets	199,558	166,048
Property, plant, and equipment, net of accumulated depreciation	415,379	411,600
Intangible assets, net	29	30
Goodwill	40,969	40,969
Deferred financing costs	1,962	2,200
Other long-term assets, including $1,272 and $1,315 with affiliates at March 31, 2013 and December 31, 2012, respectively	2,216	2,107

Total assets	$660,113	$622,954

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $3,151 and $3,220 due to affiliates at March 31, 2013 and December 31, 2012, respectively	$22,107	$34,099
Personnel accruals, including $601 and $1,865 with affiliates at March 31, 2013 and December 31, 2012, respectively	2,443	4,931
Deferred revenue	28,604	965
Accrued expenses and other current liabilities, including $551 and $553 with affiliates at March 31, 2013 and December 31, 2012, respectively	10,868	9,480

Total current liabilities	64,022	49,475
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $239 and $355 with affiliates at March 31, 2013 and December 31, 2012, respectively	1,975	2,286

Total long-term liabilities	126,975	127,286
Commitments and contingencies
Partners' capital:
Common unitholders, 73,065,143 units issued and outstanding at March 31, 2013 and December 31, 2012	471,654	448,943
General partner's interest	1	1
Accumulated other comprehensive loss	(2,539)	(2,751)

Total partners' capital	469,116	446,193

Total liabilities and partners' capital	$660,113	$622,954

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in thousands, except per unit data)
Net sales	$81,411	$78,276
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)—Affiliates	3,089	2,990
Cost of product sold (exclusive of depreciation and amortization)—Third parties	7,565	9,608

	10,654	12,598

Direct operating expenses (exclusive of depreciation and amortization)—Affiliates	1,003	381
Direct operating expenses (exclusive of depreciation and amortization)—Third parties	21,554	22,456

	22,557	22,837

Selling, general and administrative expenses (exclusive of depreciation and amortization)—Affiliates	4,219	3,819
Selling, general and administrative expenses (exclusive of depreciation and amortization)—Third parties	1,411	2,158

	5,630	5,977

Depreciation and amortization	5,767	5,438

Total operating costs and expenses	44,608	46,850

Operating income	36,803	31,426
Other income (expense):
Interest expense and other financing costs (Note 12)	(1,280)	(1,203)
Interest income	30	33
Other income, net	9	6

Total other income (expense)	(1,241)	(1,164)

Income before income tax expense	35,562	30,262
Income tax expense	9	18

Net income	$35,553	$30,244

Net income per common unit—basic	$0.49	$0.41
Net income per common unit—diluted	$0.49	$0.41
Weighted-average common units outstanding:
Basic	73,065	73,031
Diluted	73,233	73,196

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in thousands)
Net income	$35,553	$30,244
Other comprehensive income (loss):
Change in fair value of interest rate swap	(46)	(235)
Reclass of gain/loss to income on settlement of interest rate swap (Note 12)	258	231

Other comprehensive income (loss)	212	(4)

Total comprehensive income	$35,765	$30,240

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$35,553	$30,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,767	5,438
Allowance for doubtful accounts	(14)	4
Amortization of deferred financing costs	238	238
Loss on disposition of fixed assets	—	7
Share-based compensation—Affiliates	1,186	1,124
Share-based compensation	93	122
Change in assets and liabilities:
Accounts receivable	(4,601)	3,637
Inventories	(3,275)	1,462
Prepaid expenses and other current assets	(229)	(414)
Other long-term assets	(82)	(82)
Accounts payable	(3,497)	3,274
Deferred revenue	27,639	7,004
Accrued expenses and other current liabilities	(1,229)	1,944
Other long-term liabilities	(64)	(188)

Net cash provided by operating activities	57,485	53,814

Cash flows from investing activities:
Capital expenditures	(18,063)	(22,274)

Net cash used in investing activities	(18,063)	(22,274)

Cash flows from financing activities:
Distributions to common unitholders—affiliates	(9,776)	(29,941)
Cash distribution to common unitholders—non-affiliates	(4,252)	(13,001)

Net cash used in financing activities	(14,028)	(42,942)

Net increase (decrease) in cash and cash equivalents	25,394	(11,402)
Cash and cash equivalents, beginning of period	127,848	236,975

Cash and cash equivalents, end of period	$153,242	$225,573

Supplemental disclosures:
Cash paid for income taxes	$6	$—
Cash paid for interest, net of capitalized interest of $422 and $545 in 2013 and 2012, respectively	$1,064	$1,300
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(8,495)	$(2,970)

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Common Units			Accumulated Other Comprehensive Income/(Loss)
			General Partner Interest
	Issued	Amount			Total
	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2012	73,065,143	$448,943	$1	$(2,751)	$446,193
Cash distributions to common unitholders—Affiliates	—	(9,776)	—	—	(9,776)
Cash distributions to common unitholders—Non-affiliates	—	(4,252)	—	—	(4,252)
Share-based compensation—Affiliates	—	1,186	—	—	1,186
Net income	—	35,553	—	—	35,553
Net gains (losses) on interest rate swaps	—	—	—	212	212

Balance at March 31, 2013	73,065,143	$471,654	$1	$(2,539)	$469,116

See accompanying notes to condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

  Organization

        CVR Partners, LP (referred to as "CVR Partners" or the "Partnership") is a Delaware limited partnership, formed in June 2007 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiary, "CVR Energy") to own Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"). CRNF is an independent producer and marketer of upgraded nitrogen fertilizer products sold in North America. CRNF operates a dual-train coke gasifier plant that produces high-purity hydrogen, most of which is subsequently converted to ammonia and upgraded to urea ammonium nitrate ("UAN").

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

        On May 7, 2012, Offeror Parties announced that control of CVR Energy had been acquired through the Offer. As a result of Shares tendered into the Offer during the initial offering period, the subsequent offering period and subsequent additional purchases, the Offeror owned approximately 82% of the Shares of CVR Energy as of March 31, 2013.

  Operation of Partnership

        Subsequent to the closing of the Partnership's initial public offering in April 2011, (the "Initial Public Offering"), public security holders held approximately 30% of the Partnership's common units and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 70% of the Partnership's common units and the general partner interest.

        CVR GP, LLC ("CVR GP" or the "general partner") manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

        The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. In October 2007, the Partnership's partners at that time entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. See Note 15 ("Related Party Transactions") for further discussion. In connection with the Initial Public Offering, certain of these agreements, including the amended and restated limited partnership agreement, were amended and/or restated.

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

        The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) that CVR Energy incurred on behalf of the Partnership. These related party transactions are governed by the amended and restated services agreement originally entered into in October 2007. See Note 15 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

        In the opinion of the Partnership's management, the accompanying unaudited condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of March 31, 2013 and December 31, 2012, the results of operations and comprehensive income of the Partnership for the three months ended March 31, 2013 and 2012, the cash flows of the Partnership for the three months ended March 31, 2013 and 2012 and the changes in partners' capital for the Partnership for the three month period ended March 31, 2013.

        The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Results of operations and cash flows are not necessarily indicative of the results that will be realized for the year ended December 31, 2013 or any other interim period.

(3) Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(3) Recent Accounting Pronouncements (Continued)

the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and have been applied retrospectively. The Partnership adopted these standards as of January 1, 2013. The adoption of these standards did not impact the Partnership's condensed consolidated financial statement footnote disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Partnership to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and has been applied prospectively. The Partnership adopted this standard as of January 1, 2013. The adoption of this standard expanded the Partnership's condensed consolidated financial statement footnote disclosures.

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

  Long-Term Incentive Plan—CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2013, only grants of restricted stock units under the CVR Energy LTIP remain unvested. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CRNF) employees, officers, consultants and directors.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

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

        The Transaction Agreement, as described in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), triggered a modification to the treatment of outstanding restricted shares under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in a cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

        In December 2012, restricted stock units were granted to certain employees of CVR Energy and its subsidiaries. The non-vested restricted stock units are expected to vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers of CVR Energy which vest over one year. Each restricted stock unit represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2013, there was approximately $1.8 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately 0.8 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals for whom, as of March 31, 2013, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2013 and 2012, related to the restricted shares, was approximately $0.6 million and $0.6 million, respectively.

  Long-Term Incentive Plan—CVR Partners

        In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Partnership and its subsidiaries and (2) employees of the general partner and to (3) members of the board of directors of the general partner. The CVR Partners LTIP provides for the grant of options, unit appreciation

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

        Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the Partnership and the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date.

        In December 2012, the board of directors of the general partner approved an amendment to modify the terms of certain phantom unit awards previously granted to employees of the Partnership and its subsidiaries. Prior to the amendment, the phantom units, when granted, were valued at the closing market price of the Partnership's common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the units.

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

        A summary of the common units and phantom units (collectively "Units") activity during the three months ended March 31, 2013 is presented below:

	Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	201,812	$23.70
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2013	201,812	$23.70

        Unrecognized compensation expense associated with the unvested phantom units at March 31, 2013 was approximately $3.0 million and is expected to be recognized over a weighted average period of 1.36 years. Compensation expense recorded for the three months ended March 31, 2013 and 2012 related to the awards under the CVR Partners LTIP was approximately $0.6 million and $0.7 million, respectively. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in direct operating expenses (exclusive of depreciation and amortization)—affiliates or selling, general and administrative expenses (exclusive of depreciation and amortization)—affiliates, as applicable. As of March 31, 2013, the Partnership has a liability of $0.3 million for unvested phantom unit awards related

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

to employees of the Partnership and its subsidiaries, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(5) Inventories

        Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

        Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Finished goods	$6,201	$5,234
Raw materials and precious metals	10,293	7,038
Parts and supplies	15,730	16,677

	$32,224	$28,949

(6) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Land and improvements	3,787	$2,611
Buildings and improvements	1,611	1,223
Machinery and equipment	527,691	403,682
Automotive equipment	356	357
Furniture and fixtures	346	343
Railcars	2,496	2,496
Construction in progress	16,397	132,428

	552,684	$543,140
Less: Accumulated depreciation	137,305	131,540

Total net, property, plant and equipment	$415,379	$411,600

        Capitalized interest recognized as a reduction of interest expense for the three months ended March 31, 2013 and 2012 totaled approximately $0.4 million and $0.6 million, respectively.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(7) Partners' Capital and Partnership Distributions

        The Partnership has two types of partnership interests outstanding:

  •
  common units; and

  •
  a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

        At March 31, 2013, the Partnership had a total of 73,065,143 common units issued and outstanding, of which 50,920,000 common units were owned by CRLLC, representing approximately 70% of the total Partnership units outstanding.

        The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 45 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter will generally begin with Adjusted EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

        On February 14, 2013, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on February 7, 2013 for the fourth quarter of 2012 in the amount of $0.192 per unit, or $14.0 million in aggregate.

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

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(8) Net Income Per Common Unit (Continued)

        The following table illustrates the Partnership's calculation of net income per common unit (in thousands, except per unit information):

	Three Months Ended March 31,
	2013	2012
Net income	$35,553	$30,244

Net income per common unit, basic	$0.49	$0.41

Net income per common unit, diluted	$0.49	$0.41

Weighted-average common units outstanding, basic	73,065	73,031

Weighted-average common units outstanding, diluted	73,233	73,196

(9) Cost Classifications

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $5.7 million and $5.4 million for the three months ended March 31, 2013 and 2012, respectively.

(10) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Property taxes	$7,795	$7,116
Other current liabilities (interest rate swap)	840	862
Accrued interest	479	500
Other accrued expenses and liabilities(1)	1,754	1,002

	$10,868	$9,480

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a related party, under the feedstock and shared services agreement. See Note 15 ("Related Party Transactions") for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(11) Credit Facility

        Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners, as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2013. There is no scheduled amortization and the credit facility matures in April 2016. The revolving credit facility is used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership.

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

        As of March 31, 2013, CRNF was in compliance with the covenants contained in the credit facility.

(12) Interest Rate Swap

        On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. See Note 11 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the credit facility. At March 31, 2013, the effective rate was approximately 4.58%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(12) Interest Rate Swap (Continued)

the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statement of Operations was $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

        The interest rate swap agreements held by the Nitrogen Fertilizer Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

(13) Income Taxes

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

(14) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for the Partnership's operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Nine months ending December 31, 2013	$4,567	$15,317
Year ending December 31, 2014	4,864	14,337
Year ending December 31, 2015	4,373	13,540
Year ending December 31, 2016	3,960	13,784
Year ending December 31, 2017	2,009	14,032
Thereafter	6,231	105,445

	$26,004	$176,455

(1)
The Partnership's purchase obligation for pet coke from CVR Refining has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period.

        CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended March 31, 2013 and 2012 totalled approximately $1.4 million and $1.0 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(14) Commitments and Contingencies (Continued)

CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

        CRNF has an agreement with the City of Coffeyville (the "City") pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity based upon agreed upon rates. This agreement expires on July 1, 2019.

        During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended March 31, 2013 and 2012 total approximately $1.0 million and $1.2 million, respectively.

        The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in December 2013 and the agreement is subject to renewal. Expenses related to the pet coke supply agreement total approximately $1.5 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively, which are recorded in cost of product sold (exclusive of depreciation and amortization).

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

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2011, 2010, 2009 and 2008 and estimated and accrued for property tax for the

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(14) Commitments and Contingencies (Continued)

year ended December 31, 2012. The first payment in respect to CRNF's 2012 property taxes was made in December 2012 and the second payment will be made in May 2013.

        On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $10.5 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment. CRNF has estimated and accrued property taxes for the first quarter of 2013 based on the lower rates resulting from the settlement.

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

        EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the three months ended March 31, 2013 and 2012 were approximately $0 and $0.2 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(14) Commitments and Contingencies (Continued)

described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

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

        CVR Refining, LP (the "Refining Partnership"), an affiliate of the Partnership, completed its initial public offering (the "Refining Partnership IPO") on January 23, 2013. Following the Refining Partnership IPO, CVR Energy indirectly owns the general partner of the Refining Partnership and approximately 81% of the Refining Partnership's outstanding common units. Although certain of CVR Energy's subsidiaries that are parties to the related party agreements discussed below were contributed to the Refining Partnership in connection with the Refining Partnership's IPO and are now subsidiaries of the Refining Partnership, the Refining Partnership IPO had no impact on the Partnership's business relations with these subsidiaries.

  Feedstock and Shared Services Agreement

        CRNF entered into a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock and shared services agreement, CRNF and CRRM have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended March 31, 2013 and 2012, the net sales generated from the sale of hydrogen to CRRM were approximately $0 and $5.7 million, respectively. For the three months ended March 31, 2013 and 2012, CVR Partners also recognized $0.2 million and $0 of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the Coffeyville refinery, respectively. At March 31, 2013 and December 31, 2012, there were approximately $0 and $0.2 million,

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Related Party Transactions (Continued)

respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) direct operating expenses recorded during the three months ended March 31, 2013 and 2012 were $3,000 and ($36,000), respectively, related to high-pressure steam. Reimbursements or paid amounts for each period on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended March 31, 2013 and 2012, were approximately $0.2 million and $0.5 million, respectively. No amounts were paid by CRNF to CRRM for either of the periods.

        The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended March 31, 2013 and 2012, there were net sales of approximately $0.1 million and $0, respectively, generated from the sale of tail gas to CRRM.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provide an additional 15% to cover the cost of capital. At March 31, 2013 and December 31, 2012, there were assets of approximately $0.2 million and $0.2 million included in other current assets, approximately $1.2 million and $1.3 million included in other non-current assets, an offset liability of approximately $0.5 million and $0.5 million in other current liabilities and approximately $0.2 million and $0.4 million of other non-current liabilities in the Condensed Consolidated Balance Sheets.

        The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to it. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in the Partnership's electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to the Partnership for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in CRRM's electric bill. There were no reimbursed direct operating expenses related to instrument air recorded for the three months ended March 31, 2013 and 2012.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million and $0.1 million was reimbursed by CRRM for the use of tank capacity for the three months ended March 31, 2013 and 2012, respectively. This reimbursement was recorded as a reduction to direct operating expenses.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Related Party Transactions (Continued)

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

        At March 31, 2013 and December 31, 2012, receivables of $0.2 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and pet coke purchases. At March 31, 2013 and December 31, 2012, payables of $0.8 million and $0.4 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.

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

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Related Party Transactions (Continued)

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

        Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $2.6 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively. Payables of $0.9 million and $0.6 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively.

  Terminal Operating and Lease Agreement

        On May 4, 2012, CRNF entered into an operating and lease agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases CRT's premises located at Phillipsburg, Kansas which it uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the three months ended March 31, 2013, expense incurred related to the terminal operating and lease agreement totalled approximately $7,000.

  Lease Agreement

        CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the three months ended March 31, 2013 and 2012, expense incurred related to the use of the office and laboratory space totalled approximately $27,000 and $26,000, respectively. There were no unpaid amounts with respect to the lease agreement as of March 31, 2013 and December 31, 2012, respectively.

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

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Related Party Transactions (Continued)

indemnifying party's actions or business operations. This obligation extends to indemnification for liabilities arising out of off-site disposal of certain hazardous materials. Indemnification obligations of the parties will be reduced by applicable amounts recovered by an indemnified party from third parties or from insurance coverage.

        The agreement provides for indemnification in the case of contamination or releases of hazardous materials that were present but unknown at the time the agreement was entered into to the extent such contamination or releases were identified in reasonable detail through October 2012. The agreement further provides for indemnification in the case of contamination or releases which occur subsequent to the execution of the agreement.

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

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Related Party Transactions (Continued)

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

        Net amounts incurred under the services agreement for the three months ended March 31, 2013 and 2012 were approximately $3.3 million and $2.6 million, respectively. Of these charges approximately $2.2 million and $1.8 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $1.1 million and $0.8 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $0.9 million and $0.8 million, respectively, for the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, payables of $1.4 million and $2.2 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Related Party Transactions (Continued)

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

        The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended March 31, 2013 and 2012 approximately $1.0 million and $0.9 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At March 31, 2013 and December 31, 2012, payables of $0.6 million and $1.9 million, respectively, were included in accounts payable related to personnel costs on the Condensed Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(15) Related Party Transactions (Continued)

  Distributions to CRLLC

        The Partnership distributed $9.8 million and $29.9 million during the three months ended March 31, 2013 and 2012, respectively, as regular distributions on CRLLC's ownership of common units.

  Railcar Lease Agreement

        Since March 2009, the Partnership has leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The agreement is scheduled to expire on March 31, 2014. For the three months ended March 31, 2013, $0.3 million of rent expense was recorded related to this agreement and is included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statement of Operations.

  Registration Rights Agreement

        For the three months ended March 31, 2012, the Partnership recognized approximately $0.6 million in expenses for the benefit of CRLLC in accordance with CVR Partners' Registration Rights Agreement. This amount included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of a registration statement.

  Insight Portfolio Group

        Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

(16) Fair Value of Financial Instruments

        In accordance with ASC Topic 820—Fair Value Measurements and Disclosures ("ASC 820"), the Partnership utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

        ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

  •
  Level 1—Quoted prices in active markets for identical assets and liabilities

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Fair Value of Financial Instruments (Continued)

  •
  Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

  •
  Level 3—Significant unobservable inputs (including the Partnership's own assumptions in determining the fair value).

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$118,258	$—	$—	$118,258

Total Assets	118,258	—	—	118,258
Other current liabilities (interest rate swap)	—	840	—	840
Other long-term liabilities (interest rate swap)	—	1,699	—	1,699

Total Liabilities	—	2,539	—	2,539

Accumulated other comprehensive loss (interest rate swap)	$—	$2,539	$—	$2,539

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$118,229	$—	$—	$118,229

Total Assets	118,229	—	—	118,229
Other current liabilities (interest rate swap)	—	861	—	861
Other long-term liabilities (interest rate swap)	—	1,890	—	1,890

Total Liabilities	—	2,751	—	2,751

Accumulated other comprehensive loss (interest rate swap)	$—	$2,751	$—	2,751

        As of March 31, 2013 and December 31, 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership's money market accounts and derivative instruments. The carrying value of the Partnership's debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 12 "Interest Rate Swap"). The Partnership had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2013.

        The Partnership's cash and cash equivalents are all Level 1.

CVR Partners, LP and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(unaudited)

(16) Fair Value of Financial Instruments (Continued)

        The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

(17) Subsequent Events

  Distribution

        On April 26, 2013, the Board of Directors of the Partnership's general partner declared a cash distribution for the first quarter of 2013 to the Partnership's unitholders of $0.610 per unit or $44.6 million in aggregate. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the Securities and Exchange Commission ("SEC") on March 1, 2013, as amended. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be attained for any other period.

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. Such factors include, among others:

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

  •
  our reliance on pet coke that we purchase from CVR Refining;

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

  •
  risks relating to our relationships with CVR Energy and CVR Refining;

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

        Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the recent completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2012, we produced 390,017 tons of ammonia, of which approximately 68% was upgraded into 643,813 tons of UAN. For the three months ended March 31, 2013, we produced 111,352 tons of ammonia, of which approximately 72% was upgraded into 196,157 tons of UAN.

        We will continue to expand our existing asset base and utilize the experience of our and CVR Energy's management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50%, was completed in February and was operating at full rates at the end of the first quarter. CVR Energy, which indirectly owns our general partner and approximately 70% of our outstanding common units, also indirectly owns the general partner and 81.3% of the common units of CVR Refining, LP. CVR Refining currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma, and ancillary businesses.

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

        Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizers. Over the last ten years, natural gas prices have significantly decreased. This decrease has substantially lowered our competitors' cost of producing nitrogen fertilizer.

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

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three months ended March 31, 2013, we upgraded approximately 72% of our ammonia production into UAN, a product that presently generates greater profit than ammonia. During 2012, we upgraded approximately 68% of our ammonia production into UAN. UAN production is a major contributor to our profitability. Going forward, as a result of the UAN expansion project completion, we expect to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so.

        The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 87% of direct operating expenses over the 24 months ended March 31, 2013.

        Our largest raw material expense is pet coke, which we purchase from CRRM and third parties. For the three months ended March 31, 2013 and 2012, we spent approximately $4.0 million and $5.0 million, respectively, for pet coke, which equaled an average cost per ton of $31 and $42, respectively.

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

Fertilizer Plant Property Taxes

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2011, 2010, 2009 and 2008 and estimated and accrued for property tax for the year ended December 31, 2012. The first payment in respect to CRNF's 2012 property taxes was made in December 2012 and the second payment will be made in May 2013.

        On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $10.5 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment. CRNF has estimated and accrued property taxes for the first quarter of 2013 based on the lower rates resulting from the settlement.

Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three months ended March 31, 2013 and 2012. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2012, is unaudited.

	Three Months Ended March 31,		Change from 2012
	2013	2012	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$81.4	$78.3	$3.1	4.0%
Cost of product sold—Affiliates(1)	3.1	3.0	0.1	3.3
Cost of product sold—Third Parties(1)	7.5	9.6	(2.1)	(21.9)

	10.6	12.6	(2.0)	(15.9)
Direct operating expenses—Affiliates(1)	1.0	0.4	0.6	150.0
Direct operating expenses—Third Parties(1)	21.6	22.5	(0.9)	(4.0)

	22.6	22.9	(0.3)	(1.3)
Selling, general and administrative expenses—Affiliates(1)	4.2	3.8	0.4	10.5
Selling, general and administrative expenses—Third Parties(1)	1.4	2.2	(0.8)	(36.4)

	5.6	6.0	(0.4)	(6.7)
Depreciation and amortization(1)	5.8	5.4	0.4	7.4

Operating income	$36.8	$31.4	$5.4	17.2
Interest expense and other financing costs	(1.2)	(1.2)	—	—
Other income (expense)	—	—	—	—

Total other income (expense)	(1.2)	(1.2)	—	—

Income before income tax expense	35.6	30.2	5.4	17.9

Income tax expense	—	—	—	—

Net income	$35.6	$30.2	$5.4	17.9%

EBITDA(2)	$42.6	$36.8	$5.8	15.8%
Adjusted EBITDA(2)	$43.8	$38.0	$5.8	15.3%
Available cash for distribution(3)	$44.6	$38.2
Reconciliation of net sales (dollars in millions):
Sales net plant gate	$75.6	$67.9
Freight in revenue	5.7	4.7
Hydrogen revenue	0.1	5.7

Total net sales	$81.4	$78.3

	As of March 31, 2013	As of December 31, 2012
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$153.2	$127.8
Working capital	135.5	116.6
Total assets	660.1	623.0
Total debt	125.0	125.0
Partners' Capital	469.1	446.2

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$57.5	$53.8
Investing activities	(18.1)	(22.3)
Financing activities	(14.0)	(42.9)

Net cash flow	$25.4	$(11.4)

Capital expenditures for property, plant and equipment	$18.1	$22.3

(1)
Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$5.7	$5.4

(2)
EBITDA is defined as net income before net interest (income) expense, income tax expense, and depreciation and amortization expense, which are items management believes affect the comparability of operating results.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. We present Adjusted EBITDA because it is a key measure used in material covenants in our credit facility and because it is the starting point for our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flows from operations. Management believes that EBITDA and Adjusted EBITDA enable investors and analysts to better understand our ability to make distributions to our common unitholders and our compliance with the covenants contained in our credit facility. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$35.6	$30.2
Add:
Interest expense, net	1.2	1.2
Income tax expense	—	—
Depreciation and amortization	5.8	5.4

EBITDA	42.6	36.8
Add:
Share-based compensation, non-cash	1.2	1.2

Adjusted EBITDA	$43.8	$38.0

(3)
For the three months ended March 31, 2012, available cash for distribution equaled our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that our board of directors of our general partner deemed necessary or appropriate. Cash on hand associated with prepaid sales at March 31, 2012 was also retained for future distribution to common unitholders based upon the recognition into income of the prepaid sales. Beginning with the three months ended March 31, 2013, the board of directors of our general partner adopted an amended policy to calculate available cash for distribution beginning with Adjusted EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

        Available cash for distribution is not a recognized term under GAAP. Available cash should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative to cash flows from operations or as a measure of liquidity. Available cash as reported by the Partnership may not be comparable to similarly titled measures of other entities; thereby limiting its usefulness as a comparative measure.

Three Months Ended March 31, 2013
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$43.8
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.1)
Maintenance capital expenditures	(0.6)
Plus:
Distribution of previously established cash reserves	2.5

Available cash for distribution	$44.6

Available cash for distribution, per unit	$0.610
Common units outstanding	73,065

        The tables show selected information about key market indicators and certain operating statistics for our business:

	Three Months Ended March 31,
	2013	2012
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	111.4	89.3
Ammonia (net available for sale)(1)	30.7	25.0
UAN	196.2	154.6
Pet coke consumed (thousand tons)	129.8	120.5
Pet coke (cost per ton)(2)	$31	$42
Sales (thousand tons):
Ammonia	27.6	29.9
UAN	194.1	158.3
Product pricing (plant gate) (dollars per ton)(3):
Ammonia	$663	$613
UAN	295	313
On-stream factors(4):
Gasification	99.5%	93.3%
Ammonia	98.8%	91.5%
UAN	92.8%	83.6%

	Three Months Ended March 31,
	2013	2012
Market Indicators
Natural gas (dollars per MMBtu)	$3.48	$2.50
Ammonia—Southern Plains (dollars per ton)	$696	$586
UAN—corn belt (dollars per ton)	$378	$343

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia that was upgraded into UAN. As a result of the recently completed UAN expansion project, we expect to upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)
Our pet coke cost per ton purchased from CVR Refining averaged $28 and $40 for the three months ended March 31, 2013 and 2012, respectively. Third-party pet coke prices averaged $40 and $45 for the three months ended March 31, 2013 and 2012, respectively.

(3)
Plant gate price per ton represents net sales less freight revenue and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate price per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(4)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impact of the downtime associated with the UAN expansion coming on-line, the on-stream factors for the three months ended March 31, 2013 would have been 99.5% for gasifier, 98.8% for ammonia and 98.3% for UAN.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

        Net Sales.    Net sales were $81.4 million for the three months ended March 31, 2013 compared to $78.3 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, ammonia and UAN made up $18.7 million and $62.7 million of our net sales, respectively. This compared to ammonia and UAN net sales of $18.7 million and $53.9 million, respectively, for the three months ended March 31, 2012. The increase of $3.1 million was the result of higher UAN sales volumes ($12.2 million) and ammonia sales prices ($1.4 million) partially offset by lower hydrogen sales ($5.7 million) combined with lower UAN sales prices ($3.4 million) and decreased ammonia sales volumes ($1.4 million). The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	27,572	$679	$18.7	29,866	$627	$18.7	(2,294)	$—	$1.4	$(1.4)
UAN	194,141	$323	$62.7	158,293	$340	$53.9	35,848	$8.8	$(3.4)	$12.2
Hydrogen	2,713	$11	$—	562,657	$10	$5.7	(559,944)	$(5.7)	$—	$(5.7)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in UAN sales volume for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to the UAN expansion coming online during the quarter. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units continue to demonstrate their reliability with the units reporting 99.5%, 98.8% and 92.8%, respectively, on-stream for the three months ended March 31, 2013. On-stream rates for the first quarter of 2012 were 93.3%, 91.5% and 83.6%, for the gasification, ammonia and UAN units, respectively.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased 8.3% for ammonia and decreased 5.7% for UAN.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold exclusive of depreciation and amortization for the three months ended March 31, 2013 was 10.6 million, compared to $12.6 million for the three months ended March 31, 2012. The $2.0 million decrease resulted from $2.1 million in lower costs from transactions with third parties offset by higher costs from transactions with affiliates of $0.1 million. Higher third-party costs during the three months ended March 31, 2012 were the result of additional third-party pet coke purchases during the prior year period as a result of reduced pet coke availability from CVR Refining's adjacent refinery due to downtime associated with their turnaround during the period. The overall $2.0 million decrease in costs was primarily the result of lower pet coke prices during the three months ended March 31, 2013 as compared to the prior year period.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2013 were $22.6 million as compared to $22.9 million for the three months ended March 31, 2012. The $0.3 million decrease resulted from lower property taxes ($2.7 million), partially offset by higher utilities ($0.7 million), labor ($0.6 million) and insurance ($0.5 million).

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $5.6 million for the three months ended March 31, 2013, as compared to $6.0 million for the three months ended March 31, 2012. The decrease of $0.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was the result of a decrease in costs from transactions with third parties ($0.8 million) and an increase in costs from transactions with affiliates ($0.4 million). This variance was primarily the result of decreases in expenses related to outside services ($0.6 million) and share-based compensation ($0.1 million) partially offset by increased expenses related to the services agreement ($0.4 million).

        Operating Income.    Operating income was $36.8 million for the three months ended March 31, 2013, as compared to operating income of $31.4 million for the three months ended March 31, 2012. The increase of $5.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was the result of the increase in UAN sales volumes and ammonia sales prices ($3.1 million), decreased cost of product sold ($2.0 million), direct operating costs ($0.3 million) and selling, general and administrative expenses ($0.4 million), partially offset by higher depreciation and amortization ($0.4 million) in 2013.

        Interest Expense.    Interest expense for the three months ended March 31, 2013 and 2012 was approximately $1.2 million. Interest expense for the three months ended March 31, 2013 was attributable to bank interest expense of $1.1 million on the $125.0 million term loan facility, $0.2 million of deferred financing amortization and $0.3 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $0.4 million.

        Net Income.    For the quarter ended March 31, 2013, net income was 35.6 million as compared to $30.2 million of net income for the quarter ended March 31, 2012, an increase of $5.4 million. The increase in net income was primarily due to the higher revenues resulting from increased UAN sales volumes and ammonia prices, a decrease in cost of product sold (exclusive of depreciation and amortization), and lower selling, general and administrative expenses (exclusive of depreciation and amortization).

Liquidity and Capital Resources

        Our principal source of liquidity has historically been cash from operations, which includes cash advances from customers resulting from forward sales. Our liquidity was further enhanced during the second quarter of 2011 by the receipt of approximately $158.0 million in net proceeds from our Initial Public Offering. In addition, in conjunction with the completion of the Initial Public Offering, we entered into a new $125.0 million term loan and $25.0 million revolving credit facility.

        Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations, remaining proceeds from the Initial Public Offering and available borrowings under our revolving credit facility will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control. Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, modify the terms of our existing debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

  Cash Balance and Other Liquidity

        As of March 31, 2013, we had cash and cash equivalents of $153.2 million, including $28.6 million of customer advances. Working capital at March 31, 2013 was $135.5 million, consisting of $199.5 million in current assets and $64.0 million in current liabilities. Working capital at December 31, 2012 was $116.6 million, consisting of $166.1 million in current assets and $49.5 million in current liabilities. As of April 30, 2013, we had cash and cash equivalents of $171.6 million.

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

        As of March 31, 2013, no amounts were drawn under the $25.0 million revolving credit facility.

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

        The credit facility contains certain customary representations and warranties, affirmative covenants and events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the credit facility to be in force and effect, and change of control. An event of default will also be triggered if CVR Energy, CVR Refining or any of their subsidiaries (other than us and CRNF) terminates or violates any of its covenants in any of the intercompany agreements between us and CVR Energy, CVR Refining and their subsidiaries (other than us and CRNF) and such action has resulted or could reasonably be expected to result in a material adverse effect on us. If an event of default occurs, the administrative agent under the credit facility would be entitled to take various actions, including the acceleration of amounts due under the credit facility and all actions permitted to be taken by a secured creditor.

        As of March 31, 2013, we were in compliance with the covenants under the credit facility.

  Interest Rate Swap

        Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron & Company which commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for the three months ended March 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively, in interest expense. For the three months ended March 31, 2013 and 2012, the Partnership recorded loss of $46,000 and $0.2 million, respectively, in the fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities is $2.5 million. This amount is unrealized and included in accumulated other comprehensive income.

  Capital Spending

        Our total capital expenditures for the three months ended March 31, 2013 totaled $18.1 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $18.1 million spent for the three months ended March 31, 2013, $0.6 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.

        Including amounts already spent during the three months ended March 31, 2013, we expect to spend in total $43.0 million to $53.0 million on capital expenditures for the year ending December 31, 2013, excluding capitalized interest. Of this amount, $7.0 million to $9.0 million will be spent on maintenance projects and $36.0 million to $44.0 million will be spent on growth projects including approximately $23.0 million on the UAN expansion project. Proceeds were retained from the Initial Public Offering to fund future growth capital expenditures, including the UAN expansion project.

        In February we completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. The expansion was at full operating rates prior to the end of the first quarter. The UAN expansion provides us with the ability to upgrade substantially all of our ammonia production to UAN. We anticipate the total capital spend associated with the UAN expansion will approximate $130.0 million, excluding capitalized interest. As of March 31, 2013, approximately $120.2 million had been spent, including $14.1 million which was spent during the three months ended March 31, 2013.

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

  Distributions to Unitholders

        Our general partner's current policy is to distribute all of the available cash we generate each quarter. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Beginning with the first quarter 2013, the board of directors of our general partner has adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

        On February 14, 2013, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on February 7, 2013 for the fourth quarter of 2012 in the amount of $0.192 per unit, or $14.0 million in aggregate.

        On April 26, 2013, the Board of Directors of the Partnership's general partner declared a cash distribution for the first quarter of 2013 to the Partnership's unitholders of $0.610 per unit or $44.6 million in aggregate. The cash distribution will be paid on May 15, 2013 to unitholders of record at the close of business on May 8, 2013.

Cash Flows

        The following table sets forth our cash flows for the periods indicated below (in millions):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Net cash provided by (used in):
Operating activities	$57.5	$53.8
Investing activities	(18.1)	(22.3)
Financing activities	(14.0)	(42.9)

Net increase (decrease) in cash and cash equivalents	$25.4	$(11.4)

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows provided by operating activities for the three months ended March 31, 2013 were $57.5 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $35.6 million and an increase to other working capital, partially offset by unfavorable impacts to trade working capital. The increase to net income was driven by higher UAN sales volumes associated with the UAN expansion, which was partially offset by a slight decline in overall UAN prices. With respect to other working capital for the three months ended March 31, 2013, the primary sources of cash were a $27.6 million increase in deferred revenue, partially offset by the decrease to accrued expenses and other current liabilities of $1.2 million. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. For the three months ended March 31, 2013, trade working capital decreased our operating cash flow by $11.4 million and was primarily attributable to an increase in accounts receivable of $4.6 million, an increase in inventory of $3.3 million and a decrease in accounts payable of $3.5 million.

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

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the three months ended March 31, 2013 was $18.1 million compared to $22.3 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, net cash used in investing activities consisted entirely of capital expenditures primarily associated with the UAN expansion of $14.1 million.

  Cash Flows Used in Financing Activities

        Net cash flows used in financing activities for the three months ended March 31, 2013 were $14.0 million, compared to net cash flows used in financing activities for the three months ended March 31, 2012 of $42.9 million. The net cash used in financing activities for three months ended March 31, 2013 and 2012 was attributable to quarterly cash distributions.

Capital and Commercial Commitments

        We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of March 31, 2013 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following March 31, 2013 and thereafter.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(unaudited) (in millions)
Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$125.0	$—	$—
Operating leases(2)	26.0	4.5	4.9	4.4	4.0	2.0	6.2
Unconditional purchase obligations(3)	39.4	7.9	4.6	4.6	4.6	4.7	13.0
Unconditional purchase obligations with affiliates(4)	137.1	7.4	9.7	8.9	9.2	9.4	92.5
Interest payments(5)	14.3	3.6	4.7	4.7	1.3	—	—

Total	$341.8	$23.4	$23.9	$22.6	$144.1	$16.1	$111.7

(1)
We entered into a credit facility during 2011. The credit facility included a $125.0 million term loan and a $25.0 million revolving credit facility. As of March 31, 2013, no amounts were outstanding under the revolving credit facility.

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

(4)
The amounts include commitments under our long-term pet coke supply agreement with CRRM, a wholly-owned subsidiary of CVR Refining, having an initial term that ends in 2027, subject to renewal. The Partnership's purchase obligations for pet coke from CRRM have been derived from a calculation of the average pet coke price paid to CRRM over the preceding two year period.

(5)
Interest payments are based on the current interest rate at March 31, 2013.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements as defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under U.S. GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and will be applied retrospectively. We adopted these standards as of January 1, 2013. The adoption of these standards did not impact our condensed consolidated financial statement footnote disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires us to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and will be applied prospectively. We adopted this standard as of January 1, 2013. The adoption of this standard expanded our condensed consolidated financial statement footnote disclosures.

Critical Accounting Policies

        Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our Annual Report on Form 10-K for the year ended December 31, 2012. No modifications have been made to our critical accounting policies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of March 31, 2013, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

        There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        See Note 14 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the property tax litigation contained in "Litigation."

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.    Exhibits

Exhibit Number	Exhibit Title
10.1*	Amendment to Third Amended and Restated Employment Agreement, dated as of March 11, 2013, by and between CVR Energy, Inc. and John J. Lipinski.
31.1*	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information for CVR Partners, LP's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 2, 2013, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, (5) Condensed Consolidated Statement of Partners' Capital and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.**

*
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

CVR Partners, LP
By: CVR GP, LLC, its general partner
May 2, 2013	By:	/s/ JOHN J. LIPINSKI Executive Chairman (Principal Executive Officer)
May 2, 2013	By:	/s/ BYRON R. KELLEY Chief Executive Officer (Principal Executive Officer)
May 2, 2013	By:	/s/ SUSAN M. BALL Chief Financial Officer (Principal Financial and Accounting Officer)