Form 10-Q
period 2013-06-30
CVR PARTNERS, LP
filed 2013-08-01
CIK 1425292

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        There were 73,074,945 common units outstanding at July 31, 2013.

CVR Partners, LP and Subsidiaries

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2013

GLOSSARY OF SELECTED TERMS

        The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (this "Report"):

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.
catalyst	A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.
Coffeyville Resources or CRLLC	Coffeyville Resources, LLC, the subsidiary of CVR Energy which directly owns our general partner and 38,920,000 common units, or approximately 53% of our common units.
common units	Common units representing limited partner interests of CVR Partners, LP.
corn belt	The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.
CVR Energy	CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI," which indirectly owns our general partner and the common units owned by CRLLC.
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
Secondary Offering	The registered public offering of 12,000,000 common units of CVR Partners, LP, by CRLLC, which closed on May 28, 2013.
ton	One ton is equal to 2,000 pounds.
turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.
UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$111,882	$127,848
Accounts receivable, net of allowance for doubtful accounts of $74 and $84, at June 30, 2013 and December 31, 2012, respectively	4,962	6,805
Inventories	32,837	28,949
Prepaid expenses and other current assets, including $635 and $605 with affiliates at June 30, 2013 and December 31, 2012, respectively	5,065	2,446

Total current assets	154,746	166,048
Property, plant, and equipment, net of accumulated depreciation	419,500	411,600
Intangible assets, net	28	30
Goodwill	40,969	40,969
Deferred financing costs, net	1,722	2,200
Other long-term assets, including $1,226 and $1,315 with affiliates at June 30, 2013 and December 31, 2012, respectively	2,233	2,107

Total assets	$619,198	$622,954

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $3,450 and $3,220 with affiliates at June 30, 2013 and December 31, 2012, respectively	$21,756	$34,099
Personnel accruals, including $1,049 and $1,865 with affiliates at June 30, 2013 and December 31, 2012, respectively	2,980	4,931
Deferred revenue	1,505	965
Accrued expenses and other current liabilities, including $536 and $553 with affiliates at June 30, 2013 and December 31, 2012, respectively	5,438	9,480

Total current liabilities	31,679	49,475
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $168 and $355 with affiliates at June 30, 2013 and December 31, 2012, respectively	1,422	2,286

Total long-term liabilities	126,422	127,286
Commitments and contingencies
Partners' capital:
Common unitholders, 73,074,945 and 73,065,143 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	463,171	448,943
General partner's interest	1	1
Accumulated other comprehensive loss	(2,075)	(2,751)

Total partners' capital	461,097	446,193

Total liabilities and partners' capital	$619,198	$622,954

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands, except per unit data)
Net sales	$88,834	$81,431	$170,245	$159,707
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization)—Affiliates	2,761	2,532	5,850	5,522
Cost of product sold (exclusive of depreciation and amortization)—Third parties	12,810	8,193	20,375	17,801

	15,571	10,725	26,225	23,323

Direct operating expenses (exclusive of depreciation and amortization)—Affiliates	1,205	448	2,208	829
Direct operating expenses (exclusive of depreciation and amortization)—Third parties	23,213	22,076	44,767	44,532

	24,418	22,524	46,975	45,361

Selling, general and administrative expenses (exclusive of depreciation and amortization)—Affiliates	4,153	5,218	8,372	9,037
Selling, general and administrative expenses (exclusive of depreciation and amortization)—Third parties	1,439	1,759	2,850	3,917

	5,592	6,977	11,222	12,954

Depreciation and amortization	6,193	5,158	11,960	10,596

Total operating costs and expenses	51,774	45,384	96,382	92,234

Operating income	37,060	36,047	73,863	67,473
Other income (expense):
Interest expense and other financing costs (Note 12)	(1,675)	(1,020)	(2,955)	(2,223)
Interest income	24	65	54	98
Other income, net	46	28	55	34

Total other expense	(1,605)	(927)	(2,846)	(2,091)

Income before income tax expense	35,455	35,120	71,017	65,382
Income tax expense	18	32	27	50

Net income	$35,437	$35,088	$70,990	$65,332

Net income per common unit—basic	$0.48	$0.48	$0.97	$0.89
Net income per common unit—diluted	$0.48	$0.48	$0.97	$0.89
Weighted-average common units outstanding:
Basic	73,068	73,035	73,067	73,033
Diluted	73,230	73,194	73,232	73,195

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Net income	$35,437	$35,088	$70,990	$65,332
Other comprehensive income (loss):
Change in fair value of interest rate swap	201	(726)	155	(961)
Net loss reclassified into income on settlement of interest rate swap (Note 12)	263	234	521	465

Other comprehensive income (loss)	464	(492)	676	(496)

Total comprehensive income	$35,901	$34,596	$71,666	$64,836

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$70,990	$65,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,960	10,596
Allowance for doubtful accounts	(10)	(18)
Amortization of deferred financing costs	478	478
Loss on disposition of fixed assets	(33)	7
Share-based compensation—Affiliates	2,007	3,792
Share-based compensation	158	253
Change in assets and liabilities:
Accounts receivable	1,853	4,643
Inventories	(3,886)	597
Prepaid expenses and other current assets	(2,626)	(652)
Other long-term assets	(102)	(163)
Accounts payable	(373)	646
Deferred revenue	540	(4,648)
Accrued expenses and other current liabilities	(6,228)	(725)
Other long-term liabilities	(106)	(275)

Net cash provided by operating activities	74,622	79,863

Cash flows from investing activities:
Capital expenditures	(31,852)	(39,218)
Proceeds from sale of assets	33	—

Net cash used in investing activities	(31,819)	(39,218)

Cash flows from financing activities:
Distributions to common unitholders—Affiliates	(40,838)	(56,572)
Cash distribution to common unitholders—Non-affiliates	(17,760)	(24,565)
Redemption of common units	(171)	(89)

Net cash used in financing activities	(58,769)	(81,226)

Net decrease in cash and cash equivalents	(15,966)	(40,581)
Cash and cash equivalents, beginning of period	127,848	236,975

Cash and cash equivalents, end of period	$111,882	$196,394

Supplemental disclosures:
Cash paid for income taxes	$28	$35
Cash paid for interest, net of capitalized interest of $467 and $1,254 in 2013 and 2012, respectively	$2,508	$2,103
Non-cash investing and financing activities:
Accrual of construction in progress additions	$(11,970)	$(2,766)

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

	Common Units			Accumulated Other Comprehensive Income/(Loss)
			General Partner Interest
	Issued	Amount			Total
	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2012	73,065,143	$448,943	$1	$(2,751)	$446,193
Cash distributions to common unitholders—Affiliates	—	(40,838)	—	—	(40,838)
Cash distributions to common unitholders—Non-affiliates	—	(17,760)	—	—	(17,760)
Share-based compensation—Affiliates		2,007	—	—	2,007
Issuance of units under LTIP—Affiliates	16,886	—	—	—	—
Redemption of common units	(7,084)	(171)	—	—	(171)
Net income	—	70,990	—	—	70,990
Net gains (losses) on interest rate swaps	—	—	—	676	676

Balance at June 30, 2013	73,074,945	$463,171	$1	$(2,075)	$461,097

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

  CVR Energy Transaction Agreement

        On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with IEP Energy LLC and certain of its affiliates (collectively "IEP"). Pursuant to the Transaction Agreement, IEP offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy's common stock (the "IEP Acquisition") for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment ("CCP") right for each share which represents the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy is executed on or before August 18, 2013 and such transaction closes.

        On May 7, 2012, IEP announced that control of CVR Energy had been acquired through the Offer. As of June 30, 2013, IEP owned approximately 82% of the shares of CVR Energy.

  Operation of Partnership

        Subsequent to the closing of the Partnership's initial public offering (the "Initial Public Offering"), in April 2011 and through May 27, 2013, public security holders held approximately 30% of the Partnership's common units and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 70% of the Partnership's common units and the general partner interest.

        On May 28, 2013, CRLLC completed a registered public offering (the "Secondary Offering") whereby CRLLC sold 12,000,000 of the Partnership's common units to the public at a price of $25.15 per unit. Additionally, the underwriters were granted an option to purchase 1,800,000 common units at the public offering price, which expired unexercised at the end of the option period. The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. The Partnership did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Partnership incurred approximately $0.5 million in offering costs.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business (Continued)

        Subsequent to the closing of the Secondary Offering and as of June 30, 2013, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and the general partner interest.

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

(2) Basis of Presentation

        The accompanying condensed consolidated financial statements of CVR Partners are comprised of the operations of CRNF's nitrogen fertilizer business. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including Article 3 of Regulation S-X, "General Instructions as to Consolidated Financial Statements." These condensed consolidated financial statements should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in CVR Partner's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013.

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

        In the opinion of the Partnership's management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of June 30, 2013 and December 31, 2012, the results of operations and comprehensive income of the Partnership for the three and six months ended June 30,

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(2) Basis of Presentation (Continued)

2013 and 2012, the cash flows of the Partnership for the six months ended June 30, 2013 and 2012 and the changes in partners' capital for the Partnership for the six month period ended June 30, 2013.

        The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that reflect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Results of operations and cash flows are not necessarily indicative of the results that will be realized for the year ending December 31, 2013 or any other interim period.

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

  Long-Term Incentive Plan—CVR Energy

        CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2013, only grants of restricted stock units under the CVR Energy LTIP remain unvested. Individuals who are eligible to receive awards and grants under

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

the CVR Energy LTIP include CVR Energy's or its subsidiaries' (including CRNF) employees, officers, consultants and directors.

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

        The Transaction Agreement, as described in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), triggered a modification to the treatment of outstanding restricted shares under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, additional share-based compensation of $1.9 million was recorded by the Partnership during the three months ended June 30, 2012 to revalue unvested shares to fair value upon modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

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

        Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2013, there was approximately $1.5 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately 0.7 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals for whom, as of June 30, 2013, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended June 30, 2013 and 2012, related to the restricted shares, was approximately $0.5 million and $2.4 million, respectively. Compensation expense recorded for the

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

six months ended June 30, 2013 and 2012, related to the restricted shares, was approximately $1.2 million and $3.0 million, respectively.

  Long-Term Incentive Plan—CVR Partners

        In connection with CVR Partners' Initial Public Offering, the board of directors of CVR Partners' general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Partnership and its subsidiaries, (2) employees of the general partner and (3) members of the board of directors of the general partner. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

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

        The amendment triggered a modification to the awards by providing that the phantom units would be settled in cash rather than common units of the Partnership. For awards vesting subsequent to the amendment, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.

        A summary of the common units and phantom units (collectively "Units") activity during the six months ended June 30, 2013 is presented below:

	Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	201,812	$23.70
Granted	—	—
Vested	(16,886)	19.74
Forfeited	—	—

Non-vested at June 30, 2013	184,926	$24.06

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(4) Share-Based Compensation (Continued)

        Unrecognized compensation expense associated with the unvested phantom units at June 30, 2013 was approximately $2.1 million and is expected to be recognized over a weighted average period of 1.2 years. Compensation expense recorded for the three months ended June 30, 2013 and 2012 related to the awards under the CVR Partners LTIP was approximately $0.4 million and $0.4 million, respectively. Compensation expense recorded for the six months ended June 30, 2013 and 2012 related to the awards under the CVR Partners LTIP was approximately $1.0 million and $1.1 million, respectively. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in direct operating expenses (exclusive of depreciation and amortization)—affiliates or selling, general and administrative expenses (exclusive of depreciation and amortization)—affiliates, as applicable. As of June 30, 2013, the Partnership has a liability of $0.4 million for unvested phantom unit awards related to employees of the Partnership and its subsidiaries, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(5) Inventories

        Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

        Inventories consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$6,464	$5,234
Raw materials and precious metals	10,491	7,038
Parts and supplies	15,882	16,677

	$32,837	$28,949

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(6) Property, Plant, and Equipment

        A summary of costs for property, plant, and equipment is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Land and improvements	$4,815	$2,611
Buildings and improvements	1,613	1,223
Machinery and equipment	533,758	403,682
Automotive equipment	357	357
Furniture and fixtures	358	343
Railcars	7,995	2,496
Construction in progress	14,099	132,428

	562,995	$543,140
Less: Accumulated depreciation	143,495	131,540

Total net, property, plant and equipment	$419,500	$411,600

        Capitalized interest recognized as a reduction of interest expense for the three months ended June 30, 2013 and 2012 totaled approximately $0.1 million and $0.7 million, respectively. Capitalized interest recognized as a reduction of interest expense for the six months ended June 30, 2013 and 2012 totaled approximately $0.5 million and $1.3 million, respectively.

(7) Partners' Capital and Partnership Distributions

        The Partnership has two types of partnership interests outstanding:

  •
  common units; and

  •
  a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

        At June 30, 2013, the Partnership had a total of 73,074,945 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.

        The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter will generally begin with Adjusted EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(7) Partners' Capital and Partnership Distributions (Continued)

        During the three and six month periods ended June 30, 2013, the Partnership paid cash distributions to the unitholders of approximately $44.6 million and $58.6 million, respectively, representing a $0.192 per unit distribution for the quarter ended December 31, 2012, and a $0.610 per unit distribution for the quarter ended March 31, 2013.

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

        The following table illustrates the Partnership's calculation of net income per common unit (in thousands, except per unit information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$35,437	$35,088	$70,990	$65,332

Net income per common unit, basic	$0.48	$0.48	$0.97	$0.89

Net income per common unit, diluted	$0.48	$0.48	$0.97	$0.89

Weighted-average common units outstanding, basic	73,068	73,035	73,067	73,033

Weighted-average common units outstanding, diluted	73,230	73,194	73,232	73,195

(9) Cost Classifications

        Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy, as discussed in Note 4 ("Share-Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $6.1 million and $5.1 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, direct operating expenses exclude depreciation and amortization of approximately $11.9 million and $10.5 million, respectively.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(10) Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Property taxes	$1,864	$7,116
Other current liabilities (interest rate swap)	852	862
Accrued interest	469	500
Other accrued expenses and liabilities(1)	2,253	1,002

	$5,438	$9,480

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a related party, under the feedstock and shared services agreement. See Note 15 ("Related Party Transactions") for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(11) Credit Facility

        Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners, as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at June 30, 2013. There is no scheduled amortization and the credit facility matures in April 2016. The revolving credit facility is used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership.

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

        The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, the creation of liens on assets, and the Partnership's ability to dispose of assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(11) Credit Facility (Continued)

covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility.

        As of June 30, 2013, CRNF was in compliance with the covenants contained in the credit facility.

(12) Interest Rate Swap

        On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. See Note 11 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the credit agreement. At June 30, 2013, the effective rate was approximately 4.58%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.

        The interest rate swap agreements held by the Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

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

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(14) Commitments and Contingencies

  Leases and Unconditional Purchase Obligations

        The minimum required payments for the Partnership's operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Six months ending December 31, 2013	$2,679	$10,210
Year ending December 31, 2014	5,412	14,335
Year ending December 31, 2015	5,190	13,538
Year ending December 31, 2016	4,765	13,782
Year ending December 31, 2017	2,826	14,030
Thereafter	6,931	105,441

	$27,803	$171,336

(1)
The Partnership's purchase obligation for pet coke from CVR Refining has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period.

        CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended June 30, 2013 and 2012 totaled approximately $1.0 million and $1.1 million, respectively. Lease expense for the six months ended June 30, 2013 and 2012 totaled approximately $2.4 million and $2.1 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

        CRNF has an agreement with the City of Coffeyville (the "City") pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity based upon agreed upon rates. This agreement expires on July 1, 2019.

        During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for each of the three months ended June 30, 2013 and 2012 totaled approximately $1.0 million. For the six months ended June 30, 2013 and 2012, these expenses totaled approximately $2.0 million and $2.2 million, respectively.

        The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in December 2013 and the agreement is subject to renewal. Expenses related to the pet coke supply agreement totaled approximately $0.8 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively, which

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(14) Commitments and Contingencies (Continued)

are recorded in cost of product sold (exclusive of depreciation and amortization). For the six months ended June 30, 2013 and 2012, these expenses totaled approximately $2.2 million and $2.3 million, respectively.

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

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012.

        On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $10.5 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment. CRNF has estimated and accrued property taxes for the three and six months ended June 30, 2013 based on the lower rates resulting from the settlement.

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

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(14) Commitments and Contingencies (Continued)

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

        EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the three months ended June 30, 2013 and 2012 were approximately $12,000 and $33,000, respectively. EHS capital expenditures for the six months ended June 30, 2013 and 2012 were approximately $12,000 and $0.2 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

(15) Related Party Transactions

  Related Party Agreements

        In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with CVR Partners' Initial Public Offering. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Condensed Consolidated Balance Sheets.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Related Party Transactions (Continued)

        CVR Refining, LP (the "Refining Partnership"), an affiliate of the Partnership, completed its initial public offering (the "Refining Partnership IPO") on January 23, 2013. CVR Energy currently indirectly owns the general partner of the Refining Partnership and the majority of the Refining Partnership's outstanding common units. Although certain of CVR Energy's subsidiaries that are parties to the related party agreements discussed below were contributed to the Refining Partnership in connection with the Refining Partnership's IPO and are now subsidiaries of the Refining Partnership, the Refining Partnership IPO had no impact on the Partnership's business relations with these subsidiaries.

  Feedstock and Shared Services Agreement

        CRNF entered into a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

        Pursuant to the feedstock and shared services agreement, CRNF and CRRM have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended June 30, 2013 and 2012, the net sales generated from the sale of hydrogen to CRRM were approximately $4.0 million and $0, respectively. For the six months ended June 30, 2013 and 2012, the net sales generated from the sale of hydrogen to CRRM were approximately $4.0 million and $5.7 million, respectively. For each of the three months ended June 30, 2013 and 2012, CVR Partners also recognized $0.1 million of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the Coffeyville refinery. For the six months ended June 30, 2013 and 2012, CVR Partners recognized $0.3 million and $0.1 million of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the Coffeyville refinery. At June 30, 2013 and December 31, 2012, there were approximately $0.4 million and $0.2 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

        The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net payments recorded in direct operating expenses during the three months ended June 30, 2013 and 2012 were $21,000 and $9,000, respectively, related to high-pressure steam. Net payments recorded in direct operating expenses during the six months ended June 30, 2013 and 2012 were $18,000 and $44,000, respectively, related to high-pressure steam. Reimbursements or paid amounts for each period on a gross basis were nominal.

        CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended June 30, 2013 and 2012, were approximately $0.1 million and

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Related Party Transactions (Continued)

$0.4 million, respectively. Reimbursed direct operating expenses associated with nitrogen for the six months ended June 30, 2013 and 2012, were approximately $0.3 million and $0.9 million, respectively. No amounts were paid by CRNF to CRRM for any of the periods presented.

        The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended June 30, 2013 and 2012, there were net sales of approximately $0 and $8,000, respectively, generated from the sale of tail gas to CRRM. For the six months ended June 30, 2013 and 2012, there were net sales of approximately $32,000 and $34,000, respectively, generated from the sale of tail gas to CRRM.

        In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provide an additional 15% to cover the cost of capital. At June 30, 2013 and December 31, 2012, there were assets of approximately $0.2 million and $0.2 million included in other current assets, approximately $1.2 million and $1.3 million included in other non-current assets, an offset liability of approximately $0.4 million and $0.5 million in other current liabilities and approximately $0.2 million and $0.4 million of other non-current liabilities in the Condensed Consolidated Balance Sheets.

        The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to it. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in the Partnership's electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to the Partnership for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in CRRM's electric bill. There were no reimbursed direct operating expenses related to instrument air recorded for the three and six months ended June 30, 2013 and 2012.

        CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million and $0 was reimbursed by CRRM for the use of tank capacity for the three months ended June 30, 2013 and 2012, respectively. Approximately $0.2 million and $0.1 million were reimbursed by CRRM for the use of tank capacity for the six months ended June 30, 2013 and 2012, respectively. These reimbursements were recorded as reductions to direct operating expenses.

        When CRNF retains excess sulfur from its operations, CRRM agrees to handle such sulfur in exchange for a fee payable to transport, store and sell the excess sulfur when possible. CRRM reimburses CRNF for any excess in the sales price of the sulfur above their costs. Approximately $31,000 and $65,000 were reimbursed by CRRM for the sale of excess sulfur for the three and six months ended June 30, 2013. There were no reimbursements in 2012. These reimbursements were recorded as reductions to direct operating expenses.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

        At June 30, 2013 and December 31, 2012, receivables of $34,000 and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and pet coke purchases. At June 30, 2013 and December 31, 2012, payables of $0.8 million and $0.4 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.

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

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

        Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $2.5 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $5.1 million and $5.2 million, respectively. Payables of $1.0 million and $0.6 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively.

  Terminal Operating and Lease Agreement

        On May 4, 2012, CRNF entered into an operating and lease agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases CRT's premises located at Phillipsburg, Kansas which it uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the three and six months ended June 30, 2013, expense incurred related to the terminal operating and lease agreement totaled approximately $48,000 and $55,000, respectively. No amounts were incurred during the three and six months ended June 30, 2012.

  Lease Agreement

        CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For each of the three months ended June 30, 2013 and 2012, expense incurred related to the use of the office and laboratory space totaled approximately $26,000. For the six months ended June 30, 2013 and 2012, expense incurred related to the use of the office and laboratory space totaled approximately $53,000 and $52,000, respectively. At June 30, 2013 and December 31, 2012, payables of $8,000 and $0, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to the lease agreement.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Related Party Transactions (Continued)

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

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Related Party Transactions (Continued)

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

        Net amounts incurred under the services agreement for the three months ended June 30, 2013 and 2012 were approximately $3.6 million and $2.5 million, respectively. Of these charges approximately $2.5 million and $1.8 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $1.1 million and $0.7 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the six months ended June 30, 2013 and 2012 were approximately $6.9 million and $5.0 million, respectively. Of these charges approximately $4.6 million and $3.5 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $2.3 million and $1.5 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $1.0 million and $0.8 million, respectively, for the three months ended June 30, 2013 and 2012. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $2.0 million and $1.6 million, respectively, for the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, payables of $1.7 million and $2.2 million, respectively, were included in accounts

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Related Party Transactions (Continued)

payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Related Party Transactions (Continued)

        The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended June 30, 2013 and 2012 approximately $1.1 million and $1.0 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the six months ended June 30, 2013 and 2012, approximately $2.1 million and $1.9 million were incurred related to amounts due for reimbursement, respectively. At June 30, 2013 and December 31, 2012, payables of $1.0 million and $1.9 million, respectively, were included in accounts payable related to personnel costs on the Condensed Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.

  Distributions to CRLLC

        The Partnership distributed approximately $31.1 million and $26.6 million during the three months ended June 30, 2013 and 2012, respectively, as regular distributions on CRLLC's ownership of common units. For the six months ended June 30, 2013 and 2012, the Partnership distributed approximately $40.8 million and $56.6 million, respectively, as regular distributions on CRLLC's ownership of common units.

  Railcar Lease Agreement

        Since March 2009, the Partnership has leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The agreement was scheduled to expire on June 30, 2014. For the three months ended June 30, 2013 and 2012, $0.1 million and $0.3 million, respectively, of rent expense was recorded related to this agreement. This rent expense is included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2013 and 2012, rent expense of $0.4 million and $0.5 million, respectively, was recorded related to this agreement. The Partnership negotiated an agreement with ARL to purchase the railcars under the lease for approximately $5.0 million. On June 13, 2013, the Partnership completed the purchase of the railcars.

  Registration Rights Agreement

        For the three and six months ended June 30, 2013, the Partnership recognized approximately $0.2 million and $0.5 million, respectively, in expenses for the benefit of CRLLC in connection with CRLLC's Secondary Offering in accordance with CVR Partners' Registration Rights Agreement. For the three and six months ended June 30, 2012, the Partnership recognized approximately $0.1 million and $0.7 million, respectively, in expenses for the benefit of CRLLC in accordance with CVR Partners' Registration Rights Agreement. These amounts included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of the registration statements.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(15) Related Party Transactions (Continued)

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

(16) Fair Value Measurements

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

        The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$108,280	$—	$—	$108,280

Total Assets	108,280	—	—	108,280
Other current liabilities (interest rate swap)	—	852	—	852
Other long-term liabilities (interest rate swap)	—	1,223	—	1,223

Total Liabilities	—	2,075	—	2,075

Accumulated other comprehensive loss (interest rate swap)	$—	$2,075	$—	$2,075

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(unaudited)

(16) Fair Value Measurements (Continued)

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

        As of June 30, 2013 and December 31, 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership's money market accounts and derivative instruments. The carrying value of the Partnership's debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 12 "Interest Rate Swap"). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership's cash and cash equivalents are all Level 1. The Partnership had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2013.

(17) Subsequent Events

  Distribution

        On July 26, 2013, the board of directors of the Partnership's general partner declared a cash distribution for the second quarter of 2013 to the Partnership's unitholders of $0.583 per unit, or $42.6 million in aggregate. The cash distribution will be paid on August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the Securities and Exchange Commission ("SEC") on March 1, 2013, as amended. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be attained for any other period.

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

  •
  our ability to make cash distributions on the common units;

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

  •
  existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

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

  •
  our reliance on CVR Energy's senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

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

        Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the recent completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2012, we produced 390,017 tons of ammonia, of which approximately 68% was upgraded into 643,813 tons of UAN. For the three and six months ended June 30, 2013, we produced 91,318 and 202,670 tons of ammonia, respectively, of which approximately 100% and 86%, respectively, was upgraded into 225,166 and 421,323 tons of UAN, respectively.

        We will continue to expand our existing asset base and utilize the experience of our and CVR Energy's management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50%, was completed in February 2013 and was operating at full rates at the end of the first quarter. CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and 71% of the common units of CVR Refining, LP. CVR Refining currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma, and ancillary businesses.

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

Secondary Public Offering

        On May 28, 2013, Coffeyville Resources, LLC ("CRLLC"), a wholly owned subsidiary of CVR Energy, sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the "Secondary Offering"). Additionally, the underwriters were granted an option to purchase 1,800,000 common units at the public offering price, which expired unexercised at the end of the option period. The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Partnership incurred approximately $0.5 million in offering costs.

        Following the closing of the Secondary Offering and as of June 30, 2013, public security holders held approximately 47% of all outstanding common units and CRLLC held approximately 53% of all outstanding common units and the general partner interest.

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

        The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three and six months ended June 30, 2013, we upgraded approximately 100% and 86%, respectively, of our ammonia production into UAN, a product that presently generates greater profit than ammonia. During 2012, we upgraded approximately 68% of our ammonia production into UAN. UAN production is a major contributor to our profitability. Going forward, as a result of the UAN expansion project completion, we expect to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so.

        The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 85% of direct operating expenses over the 24 months ended June 30, 2013.

        Our largest raw material expense is pet coke, which we purchase from CRRM and third parties. For the three months ended June 30, 2013 and 2012, we spent approximately $3.4 million and

$4.1 million, respectively, for pet coke, which equaled an average cost per ton of $29 and $31, respectively. For the six months ended June 30, 2013 and 2012, we spent approximately $7.4 million and $9.1 million, respectively, for pet coke, which equaled an average cost per ton of $30 and $36, respectively.

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

Fertilizer Plant Property Taxes

        CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012.

        On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $10.5 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment. CRNF has estimated and accrued property taxes for the three and six months ended June 30, 2013 based on the lower rates resulting from the settlement.

Results of Operations

        The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and six months ended June 30, 2013 and 2012. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2012, is unaudited.

	Three Months Ended June 30,		Change from 2012
	2013	2012	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$88.8	$81.4	$7.4	9.1%
Cost of product sold—Affiliates(1)	2.8	2.5	0.3	12.0
Cost of product sold—Third Parties(1)	12.8	8.2	4.6	56.1

	15.6	10.7	4.9	45.8
Direct operating expenses—Affiliates(1)	1.2	0.4	0.8	200.0
Direct operating expenses—Third Parties(1)	23.2	22.0	1.2	5.5

	24.4	22.4	2.0	8.9
Selling, general and administrative expenses—Affiliates(1)	4.1	5.2	(1.1)	(21.2)
Selling, general and administrative expenses—Third Parties(1)	1.4	1.8	(0.4)	(22.2)

	5.5	7.0	(1.5)	(21.4)
Depreciation and amortization(1)	6.2	5.2	1.0	19.2

Operating income	$37.1	$36.1	$1.0	2.8
Interest expense and other financing costs	(1.7)	(1.0)	0.7	70.0
Interest income	—	0.1	(0.1)	(100.0)
Other income (expense)	—	—	—	—

Total other income (expense)	(1.7)	(0.9)	0.8	88.9

Income before income tax expense	35.4	35.2	0.2	0.6

Income tax expense	—	0.1	(0.1)	(100.0)

Net income	$35.4	$35.1	$0.3	0.9%

EBITDA(2)	$43.3	$41.3	$2.0	4.8%
Adjusted EBITDA(2)	$44.1	$44.1	$—	—%
Available cash for distribution(3)	$42.6	$43.8
Reconciliation of net sales (dollars in millions):
Sales net plant gate	$76.8	$75.1
Freight in revenue	8.0	6.3
Hydrogen revenue	4.0	—

Total net sales	$88.8	$81.4

	Six Months Ended June 30,		Change from 2012
	2013	2012	Change	Percent
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$170.2	$159.7	$10.5	6.6%
Cost of product sold—Affiliates(1)	5.9	5.5	0.4	7.3
Cost of product sold—Third Parties(1)	20.3	17.8	2.5	14.0

	26.2	23.3	2.9	12.4
Direct operating expenses—Affiliates(1)	2.2	0.8	1.4	175.0
Direct operating expenses—Third Parties(1)	44.8	44.5	0.3	0.7

	47.0	45.3	1.7	3.8
Selling, general and administrative expenses—Affiliates(1)	8.3	9.0	(0.7)	(7.8)
Selling, general and administrative expenses—Third Parties(1)	2.8	4.0	(1.2)	(30.0)

	11.1	13.0	(1.9)	(14.6)
Depreciation and amortization(1)	12.0	10.6	1.4	13.2

Operating income	$73.9	$67.5	$6.4	9.5
Interest expense and other financing costs	(2.9)	(2.2)	0.7	31.8
Interest income	—	0.1	(0.1)	(100.0)
Other income (expense)	—	—	—	—

Total other income (expense)	(2.9)	(2.1)	0.8	38.1

Income before income tax expense	71.0	65.4	5.6	8.6

Income tax expense	—	0.1	(0.1)	(100.0)

Net income	$71.0	$65.3	$5.7	8.7%

EBITDA(2)	$85.9	$78.1	$7.8	10.0%
Adjusted EBITDA(2)	$87.9	$82.1	$5.8	7.1%
Available cash for distribution(3)	$87.2	$82.0
Reconciliation of net sales (dollars in millions):
Sales net plant gate	$152.5	$142.9
Freight in revenue	13.7	11.1
Hydrogen revenue	4.0	5.7

Total net sales	$170.2	$159.7

	As of June 30, 2013	As of December 31, 2012
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$111.9	$127.8
Working capital	123.1	116.6
Total assets	619.2	623.0
Total debt	125.0	125.0
Partners' Capital	461.1	446.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$17.1	$26.0	$74.6	$79.8
Investing activities	(13.7)	(16.9)	(31.8)	(39.2)
Financing activities	(44.8)	(38.3)	(58.8)	(81.2)

Net cash flow	$(41.4)	$(29.2)	$(16.0)	$(40.6)

Capital expenditures for property, plant and equipment	$13.8	$16.9	$31.9	$39.2

(1)
Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$6.1	$5.2	$11.9	$10.5
Depreciation and amortization excluded from cost of product sold	0.1	—	0.1	0.1

Total depreciation and amortization	$6.2	$5.2	$12.0	$10.6

(2)
EBITDA is defined as net income before net interest (income) expense, income tax expense, and depreciation and amortization expense, which are items management believes affect the comparability of operating results.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. We present Adjusted EBITDA because it is a key measure used in material covenants in our credit facility and because it is the starting point for calculating our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flows from operations. Management believes that EBITDA and Adjusted EBITDA enable investors and analysts to better understand our ability to make distributions to our common unitholders and our compliance with the covenants contained in our credit facility. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

  A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net income	$35.4	$35.1	$71.0	$65.3
Add:
Interest expense, net	1.7	0.9	2.9	2.1
Income tax expense	—	0.1	—	0.1
Depreciation and amortization	6.2	5.2	12.0	10.6

EBITDA	43.3	41.3	85.9	78.1
Add:
Share-based compensation, non-cash	0.8	2.8	2.0	4.0

Adjusted EBITDA	$44.1	$44.1	$87.9	$82.1

(3)
For the three and six months ended June 30, 2013, available cash for distribution equaled our Adjusted EBITDA, reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. For the three and six months ended June 30, 2012, available cash for distribution equaled our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that our board of directors of our general partner deemed necessary or appropriate. Cash on hand associated with prepaid sales at June 30, 2012 was also retained for future distribution to common unitholders based upon the recognition into income of the prepaid sales. Available cash for distribution may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

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

Three Months Ended June 30, 2013
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$44.1
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.4)
Maintenance capital expenditures	(0.6)
Plus:
Other non-cash adjustments	0.5

Available cash for distribution	$42.6

Available cash for distribution, per unit	$0.583
Common units outstanding (in thousands)	73,075

        The tables show selected information about key market indicators and certain operating statistics for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	91.3	108.9	202.7	198.2
Ammonia (net available for sale)(1)(2)	2.2	34.9	32.9	59.9
UAN	225.2	180.0	421.3	334.6
Pet coke consumed (thousand tons)	114.4	130.2	244.2	250.7
Pet coke (cost per ton)(3)	$29	$31	$30	$36
Sales (thousand tons):
Ammonia	7.1	29.4	34.6	59.3
UAN	217.3	177.2	411.4	335.5
Product pricing (plant gate) (dollars per ton)(4):
Ammonia	$688	$568	$668	$591
UAN	331	329	314	322
On-stream factors(5):
Gasification	91.6%	99.2%	95.5%	96.2%
Ammonia	89.1%	98.0%	93.9%	94.7%
UAN	86.5%	96.7%	89.7%	90.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.02	$2.35	$3.76	$2.43
Ammonia—Southern Plains (dollars per ton)	$653	$585	$674	$585
UAN—corn belt (dollars per ton)	$381	$417	$380	$380

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia that was upgraded into UAN. As a result of the recently completed UAN expansion project, we expect to upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)
In addition to produced ammonia, the Partnership acquired approximately 4,000 tons of ammonia which was upgraded to UAN.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $27 for each of the three months ended June 30, 2013 and 2012. Third-party pet coke prices averaged $40 for each of the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012 our pet coke cost per ton purchased from CVR Refining averaged $27 and $33, respectively. For the six months ended June 30, 2013 and 2012, third-party pet coke prices averaged $40 and $43, respectively.

(4)
Plant gate price per ton represents net sales less freight revenue and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate price per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impact of the unplanned Linde air separation unit outages and the unplanned downtime associated with weather issues, the on-stream factors for the three months ended June 30, 2013 would have been 99.6% for gasifier, 99.1% for ammonia and 97.1% for UAN.

Excluding the impact of the UAN expansion coming on-line, the unplanned Linde air separation unit outages and the unplanned downtime associated with weather issues, the on-stream factors for the six months ended June 30, 2013 would have been 99.6% for gasifier, 98.9% for ammonia and 97.7% for UAN.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

        Net Sales.    Net sales were $88.8 million for the three months ended June 30, 2013 compared to $81.4 million for the three months ended June 30, 2012. The increase of $7.4 million was the result of higher UAN sales volumes ($14.7 million) and hydrogen sales volumes ($4.0 million) combined with higher ammonia sales prices ($3.6 million) and higher UAN sales prices ($1.0 million), partially offset by lower ammonia sales volumes ($15.9 million). For the three months ended June 30, 2013, ammonia and UAN made up $5.0 million and $79.8 million of our net sales, respectively. This compared to ammonia and UAN net sales of $17.3 million and $64.1 million, respectively, for the three months ended June 30, 2012. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the three months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
							Total Variance
		$ per ton(2)	Sales $(3)		$ per ton(2)	Sales $(3)			Price Variance	Volume Variance
	Volume(1)			Volume(1)			Volume(1)	Sales $(3)
									(in millions)
Ammonia	7,068	$710	$5.0	29,414	$589	$17.3	(22,345)	$(12.3)	$3.6	$(15.9)
UAN	217,287	$367	$79.8	177,169	$362	$64.1	40,118	$15.7	$1.0	$14.7
Hydrogen	375,102	$11	$4.0	—	$—	$—	375,102	$4.0	$—	$4.0

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in UAN sales volume for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to the UAN expansion being fully operational during the quarter. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 91.6%, 89.1% and 86.5%, respectively, for the three months ended June 30, 2013. On-stream factors during the period were adversely affected by unscheduled downtime, which was largely due to the Linde air separation unit outages and a power outage resulting from severe weather. On-stream rates for the three months ended June 30, 2012 were 99.2%, 98.0% and 96.7%, for the gasification, ammonia and UAN units, respectively.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended June 30, 2013 were higher for both ammonia and UAN over the comparable period of 2012, increasing 21.0% and 0.6% respectively.

        Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the three months ended June 30, 2013 was $15.6 million, compared to $10.7 million for the three months ended June 30, 2012. The $4.9 million increase resulted from $4.6 million in higher costs from transactions with third parties combined with higher costs from transactions with affiliates of $0.3 million. The higher third-party costs incurred during the three months ended June 30, 2013 were primarily the result of ammonia purchases and increased freight costs.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2013 were $24.4 million as compared to $22.4 million for the three months ended June 30, 2012. The $2.0 million increase resulted primarily from higher repairs and maintenance costs ($1.7 million), utilities ($1.3 million), catalyst amortization ($0.5 million) and insurance ($0.4 million), partially offset by lower property taxes ($2.7 million). The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $5.5 million for the three months ended June 30, 2013, as compared to $7.0 million for the three months ended June 30, 2012. The decrease of $1.5 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 resulted from a decrease in costs of transactions with third parties ($0.4 million) and a decrease in costs of transactions with affiliates ($1.1 million). The variance was primarily the result of a decrease in share-based compensation ($1.7 million), partially offset by increased expenses related to the services agreement.

        Operating Income.    Operating income was $37.1 million for the three months ended June 30, 2013, as compared to operating income of $36.1 million for the three months ended June 30, 2012. The increase of $1.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was the result of the increase in sales ($7.4 million) and lower selling, general and administrative expenses ($1.5 million), partially offset by increased cost of product sold ($4.9 million), direct operating costs ($2.0 million) and depreciation and amortization ($1.0 million).

        Interest Expense.    Interest expense for the three months ended June 30, 2013 was approximately $1.7 million as compared to $1.0 million for the three months ended June 30, 2012. Interest expense for the three months ended June 30, 2013 was attributable to bank interest expense of $1.2 million on the $125.0 million term loan facility, $0.3 million of deferred financing amortization and $0.2 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $0.1 million. The increase in expense as compared to the three months ended June 30, 2012 is primarily due to a decrease in capitalized interest associated with the UAN expansion being completed in the first quarter.

        Net Income.    For the three months ended June 30, 2013, net income was $35.4 million as compared to $35.1 million of net income for the three months ended June 30, 2012, an increase of $0.3 million. The increase in net income was primarily due to the factors noted above.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

        Net Sales.    Net sales were $170.2 million for the six months ended June 30, 2013 compared to $159.7 million for the six months ended June 30, 2012. The increase of $10.5 million was the result of both higher average plant gate prices for ammonia and higher sales volumes for UAN, offset by lower sales volumes for ammonia, lower average plant gate prices for UAN and reduced hydrogen sales to CVR Energy's refinery. For the six months ended June 30, 2013, ammonia and UAN made up $23.7 million and $142.4 million of our net sales, respectively. This compared to ammonia and UAN net sales of $36.1 million and $117.9 million, respectively, for the six months ended June 30, 2012. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the six months ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
							Total Variance
		$ per ton(2)			$ per ton(2)				Price Variance	Volume Variance
	Volume(1)		Sales $(3)	Volume(1)		Sales $(3)	Volume(1)	Sales $(3)
									(in millions)
Ammonia	34,640	$685	$23.7	59,280	$608	$36.1	(24,640)	$(12.3)	$4.6	$(16.9)
UAN	411,428	$346	$142.4	335,462	$352	$117.9	75,966	$24.5	$(1.8)	$26.3
Hydrogen	377,815	$11	$4.0	562,657	$10	$5.7	(184,842)	$(1.7)	$0.2	$(1.9)

(1)
Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)
Includes freight charges

(3)
Sales dollars in millions

        The increase in UAN sales volume for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to the UAN expansion being fully operational during the quarter. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.5%, 93.9% and 89.7%, respectively, for the six months ended June 30, 2013. On-stream factors during the period were adversely affected by the down time associated with the UAN expansion and unscheduled downtime, which was largely due to the Linde air separation unit outages and a power outage resulting from severe weather. On-stream rates for the six months ended June 30, 2012 were 96.2%, 94.7% and 90.1%, for the gasification, ammonia and UAN units, respectively.

        Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 increased 13.1% for ammonia and decreased 2.3% for UAN.

        Cost of Product Sold.    Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the six months ended June 30, 2013 was $26.2 million compared to $23.3 million for the six months ended June 30, 2012. The increase of $2.9 million is primarily the result of higher third-party costs of $2.5 million associated with higher freight costs due to the increased UAN sales volumes and purchased ammonia.

        Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2013 were $47.0 million as compared to $45.3 million for the six months ended June 30, 2012. The $1.7 million increase was largely the result of increased utilities ($2.0 million), repairs and maintenance costs ($1.2 million), labor ($1.0 million), insurance ($0.9 million), catalyst amortization ($0.7 million) and chemicals ($0.5 million), partially offset by lower property taxes ($5.4 million). The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013.

        Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $11.1 million for the six months ended June 30, 2013, as compared to $13.0 million for the six months ended June 30, 2012. The decrease of $1.9 million for the six months ended June 30, 2013 over the comparable period in 2012 resulted from a decrease in costs from transactions with third parties ($1.2 million) and a decrease in costs from transactions with affiliates ($0.7 million). The overall variance was primarily the result of decreases in share-based compensation ($1.7 million) and outside services expenses ($0.7 million), partially offset by increased expenses related to the services agreement.

        Operating Income.    Operating income was $73.9 million for the six months ended June 30, 2013 as compared to operating income of $67.5 million for the six months ended June 30, 2012. This increase of $6.4 million was primarily the result of the increase in net sales ($10.5 million) and lower selling, general and administrative expenses ($1.9 million), partially offset by increased cost of product sold ($2.9 million), direct operating costs ($1.7 million) and depreciation and amortization ($1.4 million).

        Interest Expense.    Interest expense for the six months ended June 30, 2013 was approximately $2.9 million as compared to $2.2 million for the six months ended June 30, 2012. Interest expense for the six months ended June 30, 2013 was attributable to bank interest expense of $2.4 million on the $125.0 million term loan facility, $0.5 million of deferred financing amortization and $0.5 million of interest expense related to the interest rate swap, partially offset by capitalized interest of $0.5 million. The increase in interest from the prior year period is primarily due to a decrease in capitalized interest associated with the UAN expansion being completed in the first quarter.

        Net Income.    For the six months ended June 30, 2013, net income was $71.0 million as compared to $65.3 million of net income for the six months ended June 30, 2012, an increase of $5.7 million. The increase in net income was primarily due to the factors discussed above.

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

  Cash Balance and Other Liquidity

        As of June 30, 2013, we had cash and cash equivalents of $111.9 million, including $1.5 million of customer advances. Working capital at June 30, 2013 was $123.1 million, consisting of $154.7 million in current assets and $31.6 million in current liabilities. Working capital at December 31, 2012 was $116.6 million, consisting of $166.1 million in current assets and $49.5 million in current liabilities. As of July 29, 2013, we had cash and cash equivalents of $113.1 million.

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

        As of June 30, 2013, no amounts were drawn under the $25.0 million revolving credit facility.

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

        As of June 30, 2013, we were in compliance with the covenants under the credit facility.

  Interest Rate Swap

        Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

        On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron & Company which commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for the three months ended June 30, 2013 and 2012 was $0.2 million and $0.2 million, respectively, in interest expense. For the three months ended June 30, 2013 and 2012, the Partnership recorded a gain of $0.2 million and a loss of $0.7 million, respectively, in the fair market value on the interest rate swaps. The impact recorded for the six months ended June 30, 2013 and 2012 was $0.5 million and $0.5 million, respectively, in interest expense. For the six months ended June 30, 2013 and 2012, the Partnership recorded a gain of $0.2 and a loss of $1.0 million, respectively, in other comprehensive income related to the change in fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities at June 30, 2013 is $2.1 million. This amount is unrealized and included in accumulated other comprehensive income.

  Capital Spending

        Our total capital expenditures for the six months ended June 30, 2013 were $31.9 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $31.9 million spent for the six months ended June 30, 2013, $1.2 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.

        Including amounts already spent during the six months ended June 30, 2013, we expect to spend in total $40.0 million to $50.0 million on capital expenditures for the year ending December 31, 2013, excluding capitalized interest. Of this amount, $6.0 million to $8.0 million will be spent on maintenance projects and $34.0 million to $42.0 million will be spent on growth projects, which includes approximately $25.0 million spent related to the UAN expansion project. Proceeds were retained from the Initial Public Offering to fund future growth capital expenditures, including the UAN expansion project.

        In February we completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. The expanded facility was running at full operating rates prior to the end of the first quarter. The UAN expansion provides us with the ability to upgrade substantially all of our ammonia production to UAN. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest.

        As referenced in Note 15 "Related Party Transactions", on June 13, 2013, the Partnership completed the purchase of 199 UAN railcars for approximately $5.0 million from ARL.

        In April 2013, the Partnership approved a UAN terminal project that will include the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities that will be located in Dartmouth, Kansas. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. The expected cost of this project is approximately $2.0 million and completion is expected during the fourth quarter of 2013.

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

        On May 15, 2013, the Partnership paid out a cash distribution to the Partnership's unitholders of record at the close of business on May 8, 2013 for the first quarter of 2013 in the amount of $0.610 per unit, or $44.6 million in aggregate.

        On July 26, 2013, the board of directors of the Partnership's general partner declared a cash distribution for the second quarter of 2013 to the Partnership's unitholders of $0.583 per unit. The cash distribution will be paid August 14, 2013 to unitholders of record at the close of business on August 7, 2013.

Cash Flows

        The following table sets forth our cash flows for the periods indicated below (in millions):

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Net cash provided by (used in):
Operating activities	$74.6	$79.8
Investing activities	(31.8)	(39.2)
Financing activities	(58.8)	(81.2)

Net increase (decrease) in cash and cash equivalents	$(16.0)	$(40.6)

  Cash Flows Provided by Operating Activities

        For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

        Net cash flows provided by operating activities for the six months ended June 30, 2013 were $74.6 million. The positive cash flow from operating activities generated over this period were primarily attributable to net income of $71.0 million, partially offset by unfavorable impacts to other working capital ($8.3 million) and trade working capital ($2.4 million). Net Income was primarily driven by strong UAN product volumes and favorable fertilizer prices driving high profit margins, which was partially offset by a decline in production volumes that resulted from unplanned Linde air separation unit outages and the unscheduled downtime associated with weather issues. For the six months ended June 30, 2013, trade working capital decreased our operating cash flow by $2.4 million due to an increase in inventory of $3.9 million and a decrease in accounts payable of $0.4 million, partially offset by a decrease in accounts receivable of $1.9 million. Fluctuations in other working capital resulted in a decrease to operating cash flows of $8.3 million, primarily due to an increase to prepaid expenses of $2.6 million and a decrease to accrued expenses and other current liabilities of $6.2 million.

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

  Cash Flows Used in Investing Activities

        Net cash used in investing activities for the six months ended June 30, 2013 was $31.8 million compared to $39.2 million for the six months ended June 30, 2012. For the six months ended June 30, 2013 and June 30, 2012, net cash used in investing activities is primarily the result of capital expenditures. The decrease in capital expenditures during the six months ended June 30, 2013 is primarily the result of the UAN expansion project completion during the first quarter.

  Cash Flows Used in Financing Activities

        Net cash flows used in financing activities for the six months ended June 30, 2013 were $58.8 million, compared to net cash flows used in financing activities for the six months ended June 30, 2012 of $81.2 million. The net cash used in financing activities for six months ended June 30, 2013 and 2012 was primarily attributable to quarterly cash distributions.

Capital and Commercial Commitments

        We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of June 30, 2013 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following June 30, 2013 and thereafter.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(unaudited) (in millions)
Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$125.0	$—	$—
Operating leases(2)	27.8	2.7	5.4	5.2	4.8	2.8	6.9
Unconditional purchase obligations(3)	36.7	5.2	4.6	4.6	4.7	4.6	13.0
Unconditional purchase obligations with affiliates(4)	134.6	5.0	9.7	8.9	9.1	9.4	92.5
Interest payments(5)	14.3	3.6	4.7	4.7	1.3	—	—

Total	$338.4	$16.5	$24.4	$23.4	$144.9	$16.8	$112.4

(1)
We entered into a credit facility during 2011. The credit facility included a $125.0 million term loan and a $25.0 million revolving credit facility. As of June 30, 2013, no amounts were outstanding under the revolving credit facility.

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

(5)
Interest payments are based on the current interest rate at June 30, 2013.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2013, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

        There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial information for CVR Partners, LP's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 1, 2013, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited), (5) Condensed Consolidated Statement of Partners' Capital (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.**

*
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

CVR Partners, LP
By: CVR GP, LLC, its general partner
August 1, 2013	By:	/s/ JOHN J. LIPINSKI Executive Chairman (Principal Executive Officer)
August 1, 2013	By:	/s/ BYRON R. KELLEY Chief Executive Officer (Principal Executive Officer)
August 1, 2013	By:	/s/ SUSAN M. BALL Chief Financial Officer (Principal Financial and Accounting Officer)