Form 10-Q
period 2013-09-30
CVR PARTNERS, LP
filed 2013-11-04
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 73,078,048 common units outstanding at October 29, 2013.

 CVR Partners, LP and Subsidiaries

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2013

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Report”):

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

CVR Refining
CVR Refining, LP, a publicly traded limited partnership listed on the New York Stock Exchange under the ticker symbol “CVRR,” which currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma and ancillary businesses.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
	(dollars in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$87,166	$127,848
Accounts receivable, net of allowance for doubtful accounts of $78 and $84, at September 30, 2013 and December 31, 2012, respectively	7,826	6,805
Inventories	32,838	28,949
Prepaid expenses and other current assets, including $1,045 and $605 with affiliates at September 30, 2013 and December 31, 2012, respectively	5,641	2,446
Total current assets	133,471	166,048
Property, plant, and equipment, net of accumulated depreciation	415,710	411,600
Intangible assets, net	27	30
Goodwill	40,969	40,969
Deferred financing costs, net	1,479	2,200
Other long-term assets, including $1,181 and $1,315 with affiliates at September 30, 2013 and December 31, 2012, respectively	2,372	2,107
Total assets	$594,028	$622,954
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $3,327 and $3,220 with affiliates at September 30, 2013 and December 31, 2012, respectively	$19,777	$34,099
Personnel accruals, including $1,314 and $1,865 with affiliates at September 30, 2013 and December 31, 2012, respectively	3,749	4,931
Deferred revenue	797	965
Accrued expenses and other current liabilities, including $405 and $553 with affiliates at September 30, 2013 and December 31, 2012, respectively	4,872	9,480
Total current liabilities	29,195	49,475
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $118 and $355 with affiliates at September 30, 2013 and December 31, 2012, respectively	1,332	2,286
Total long-term liabilities	126,332	127,286
Commitments and contingencies
Partners’ capital:
Common unitholders, 73,078,048 and 73,065,143 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	440,584	448,943
General partner’s interest	1	1
Accumulated other comprehensive loss	(2,084)	(2,751)
Total partners’ capital	438,501	446,193
Total liabilities and partners’ capital	$594,028	$622,954
See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands, except per unit data)
Net sales	$69,199	$75,013	$239,444	$234,720
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	2,529	3,229	8,379	8,751
Cost of product sold (exclusive of depreciation and amortization) — Third parties	10,446	8,068	30,821	25,869
	12,975	11,297	39,200	34,620
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,058	394	3,266	1,223
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	22,696	20,669	67,462	65,201
	23,754	21,063	70,728	66,424
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,620	3,863	11,992	12,900
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	968	1,213	3,818	5,130
	4,588	5,076	15,810	18,030
Depreciation and amortization	6,563	5,230	18,523	15,826
Total operating costs and expenses	47,880	42,666	144,261	134,900
Operating income	21,319	32,347	95,183	99,820
Other income (expense):
Interest expense and other financing costs (Note 12)	(1,663)	(850)	(4,619)	(3,073)
Interest income	12	60	66	158
Other income, net	34	13	88	47
Total other expense	(1,617)	(777)	(4,465)	(2,868)
Income before income tax expense	19,702	31,570	90,718	96,952
Income tax (benefit) expense	(3)	13	23	63
Net income	$19,705	$31,557	$90,695	$96,889
Net income per common unit – basic	$0.27	$0.43	$1.24	$1.32
Net income per common unit – diluted	$0.27	$0.43	$1.24	$1.32
Weighted-average common units outstanding:
Basic	73,076	73,045	73,070	73,037
Diluted	73,225	73,191	73,229	73,193

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)
Net income	$19,705	$31,557	$90,695	$96,889
Other comprehensive income (loss):
Change in fair value of interest rate swap	(278)	(370)	(123)	(1,331)
Net loss reclassified into income on settlement of interest rate swap (Note 12)	269	240	790	705
Other comprehensive income (loss)	(9)	(130)	667	(626)
Total comprehensive income	$19,696	$31,427	$91,362	$96,263

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$90,695	$96,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,523	15,826
Allowance for doubtful accounts	(6)	(15)
Amortization of deferred financing costs	721	721
(Gain) loss on disposition of fixed assets	(33)	7
Share-based compensation - Affiliates	2,340	4,886
Share-based compensation	146	375
Change in assets and liabilities:
Accounts receivable	(1,015)	1,400
Inventories	(3,889)	(6,534)
Insurance receivable	—	(1,026)
Prepaid expenses and other current assets	(3,202)	(133)
Other long-term assets	(244)	(243)
Accounts payable	(1,129)	7,728
Deferred revenue	(168)	1,353
Accrued expenses and other current liabilities	(5,989)	3,804
Other long-term liabilities	(227)	(248)
Net cash provided by operating activities	96,523	124,790
Cash flows from investing activities:
Capital expenditures	(35,844)	(57,419)
Proceeds from sale of assets	33	1,026
Net cash used in investing activities	(35,811)	(56,393)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(63,528)	(87,124)
Cash distribution to common unitholders – Non-affiliates	(37,673)	(37,839)
Redemption of common units	(193)	(118)
Net cash used in financing activities	(101,394)	(125,081)
Net decrease in cash and cash equivalents	(40,682)	(56,684)
Cash and cash equivalents, beginning of period	127,848	236,975
Cash and cash equivalents, end of period	$87,166	$180,291
Supplemental disclosures:
Cash paid for income taxes	$63	$35
Cash paid for interest, net of capitalized interest of $539 and $2,147 in 2013 and 2012, respectively	$3,940	$2,684
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$5,477	$14,054
Change in accounts payable related to construction in progress additions	$(13,193)	$4,209

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	Issued	Amount
	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2012	73,065,143	$448,943	$1	$(2,751)	$446,193
Cash distributions to common unitholders - Affiliates	—	(63,528)	—	—	(63,528)
Cash distributions to common unitholders – Non-affiliates	—	(37,673)	—	—	(37,673)
Share-based compensation - Affiliates	—	2,340	—	—	2,340
Issuance of units under LTIP - Affiliates	21,158	—	—	—	—
Redemption of common units	(8,253)	(193)	—	—	(193)
Net income	—	90,695	—	—	90,695
Net gains (losses) on interest rate swaps	—	—	—	667	667
Balance at September 30, 2013	73,078,048	$440,584	$1	$(2,084)	$438,501

See accompanying notes to the condensed consolidated financial statements.

CVR Partners, LP and Subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

CRNF produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. CRNF's principal products are UAN and ammonia. These products are manufactured at CRNF's facility in Coffeyville, Kansas. CRNF's product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis.

CVR Energy Transaction Agreement

On April 18, 2012, CVR Energy entered into a Transaction Agreement (the “Transaction Agreement”) with IEP Energy LLC and certain of its affiliates (collectively “IEP”). Pursuant to the Transaction Agreement, IEP offered (the “Offer”) to purchase all of the issued and outstanding shares of CVR Energy’s common stock (the “IEP Acquisition”) for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment (“CCP”) right for each share which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of CVR Energy was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.

On May 7, 2012, IEP announced that control of CVR Energy had been acquired through the Offer. As of September 30, 2013, IEP owned approximately 82% of the shares of CVR Energy.

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

On May 28, 2013, CRLLC completed a registered public offering (the “Secondary Offering”) whereby CRLLC sold 12,000,000 of the Partnership’s common units to the public at a price of $25.15 per unit. Additionally, the underwriters were granted an option to purchase 1,800,000 common units at the public offering price, which expired unexercised at the end of the option period. The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. The Partnership did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Partnership incurred approximately $0.5 million in offering costs.

Subsequent to the closing of the Secondary Offering and as of September 30, 2013, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and the general partner interest.

CVR GP, LLC (“CVR GP” or the “general partner”) manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. In October 2007, the

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements of CVR Partners are comprised of the operations of CRNF’s nitrogen fertilizer business. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including Article 3 of Regulation S-X, “General Instructions as to Consolidated Financial Statements.” These condensed consolidated financial statements should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013.

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

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of September 30, 2013 and December 31, 2012, the results of operations and comprehensive income of the Partnership for the three and nine months ended September 30, 2013 and 2012, the cash flows of the Partnership for the nine months ended September 30, 2013 and 2012 and the changes in partners’ capital for the Partnership for the nine months ended September 30, 2013.

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

(3)  Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Partnership to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and has been applied prospectively. The Partnership adopted this standard as of January 1, 2013. The adoption of this standard expanded the Partnership’s condensed consolidated financial statement footnote disclosures.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

(4)  Share-Based Compensation

Certain employees of CRNF and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin, or SAB Topic 1-B "Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity" and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to CVR Partners. For employees covered by the services agreement with CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of CVR Energy’s share-based compensation and all expense amounts are recorded with a corresponding offset to increase or decrease Partners' Capital.

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2013, only grants of restricted stock units under the CVR Energy LTIP remain unvested. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CRNF) employees, officers, consultants and directors.

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

The Transaction Agreement, as described in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), triggered a modification to the treatment of outstanding restricted shares under the CVR Energy LTIP. Pursuant to the Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to restricted stock units whereby the recipient received cash settlement of the offer price of $30.00 per share in cash plus one CCP upon vesting. The CCPs expired on August 19, 2013. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value as determined at the most recent valuation date of December 31 of each year. As a result of the modification, additional share-based compensation of $1.9 million was recorded by the Partnership during the nine months ended September 30, 2012 to revalue unvested shares to fair value upon modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.

In December 2012 and subsequent periods, restricted stock units were granted to certain employees of CVR Energy and its subsidiaries. The non-vested restricted stock units are expected to vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers of CVR Energy which vest over one year. Each restricted stock unit represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy’s common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy’s common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2013, there was approximately $0.9 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately 0.6 years. Inclusion of the vesting table is not considered meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals for whom, as of September 30, 2013, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended September 30, 2013 and 2012, related to the restricted shares, was approximately $0.3 million and $0.6 million, respectively. Compensation expense recorded for the nine months ended September 30, 2013 and 2012, related to the restricted shares, was approximately $1.5 million and $3.6 million, respectively.

Long-Term Incentive Plan – CVR Partners

In connection with CVR Partners’ Initial Public Offering, the board of directors of CVR Partners’ general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) CVR Partners' and its subsidiaries' employees, (2) employees of the general partner, (3) members of the board of directors of the general partner, and (4) CVR Partners' parent's employees, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000.

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

A summary of the common units and phantom units (collectively “Units”) activity during the nine months ended September 30, 2013 is presented below:

	Units	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2012	201,812	$23.70
Granted	—	—
Vested	(21,158)	20.09
Forfeited	—	—
Non-vested at September 30, 2013	180,654	$24.12

Unrecognized compensation expense associated with the unvested common and phantom units at September 30, 2013 was approximately $1.3 million and is expected to be recognized over a weighted average period of one year. Compensation expense recorded for the three months ended September 30, 2013 and 2012 related to the awards under the CVR Partners LTIP was approximately $0 and $0.6 million, respectively. Compensation expense recorded for the nine months ended September 30, 2013 and

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

2012 related to the awards under the CVR Partners LTIP was approximately $1.0 million and $1.7 million, respectively. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in direct operating expenses (exclusive of depreciation and amortization) - affiliates or selling, general and administrative expenses (exclusive of depreciation and amortization) — affiliates, as applicable. As of September 30, 2013 and December 31, 2012, the Partnership had a liability of $0.4 million and $0.2 million, respectively, for unvested phantom unit awards related to employees of the Partnership and its subsidiaries, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(5)  Inventories

Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Finished goods	$8,083	$5,234
Raw materials and precious metals	9,412	7,038
Parts and supplies	15,343	16,677
	$32,838	$28,949

(6)  Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	September 30 2013	December 31, 2012
	(in thousands)
Land and improvements	$4,815	$2,611
Buildings and improvements	1,613	1,223
Machinery and equipment	538,696	403,682
Automotive equipment	357	357
Furniture and fixtures	360	343
Railcars	7,995	2,496
Construction in progress	11,928	132,428
	$565,764	$543,140
Less: Accumulated depreciation	150,054	131,540
Total property, plant and equipment, net	$415,710	$411,600

Capitalized interest recognized as a reduction of interest expense for the three months ended September 30, 2013 and 2012 totaled approximately $0.1 million and $0.9 million, respectively. Capitalized interest recognized as a reduction of interest expense for the nine months ended September 30, 2013 and 2012 totaled approximately $0.5 million and $2.1 million, respectively.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

(7)  Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At September 30, 2013, the Partnership had a total of 73,078,048 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Available cash for each quarter will generally begin with Adjusted EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, and depreciation amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2013 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	Total Cash Distributions Paid in 2013
	($ in millions, expect per common unit amounts)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$63.5
Amounts paid to public unitholders	4.2	13.5	19.9	37.7
Total amount paid	$14.0	$44.6	$42.6	$101.2
Per common unit	$0.192	$0.610	$0.583	$1.385
Common units outstanding (in thousands)	73,065	73,065	73,075

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

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

The following table illustrates the Partnership's calculation of net income per common unit (in thousands, except per unit information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$19,705	$31,557	$90,695	$96,889
Net income per common unit, basic	$0.27	$0.43	$1.24	$1.32
Net income per common unit, diluted	$0.27	$0.43	$1.24	$1.32
Weighted-average common units outstanding, basic	73,076	73,045	73,070	73,037
Weighted-average common units outstanding, diluted	73,225	73,191	73,229	73,193

(9)  Cost Classifications

Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated non-cash share-based compensation expense from CVR Energy, as discussed in Note 4 (“Share-Based Compensation”). Direct operating expenses exclude depreciation and amortization of approximately $6.5 million and $5.2 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, direct operating expenses exclude depreciation and amortization of approximately $18.3 million and $15.7 million, respectively.

(10)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Property taxes	$1,979	$7,116
Other current liabilities (interest rate swap)	894	861
Accrued interest	458	500
Other accrued expenses and liabilities (1)	1,541	1,003
	$4,872	$9,480
____________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under the feedstock and shared services agreement. See Note 15 (“Related Party Transactions”) for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

(11)  Credit Facility

Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners, as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2013. There is no scheduled amortization and the credit facility matures in April 2016. The revolving credit facility is used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership.

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

As of September 30, 2013, CVR Partners was in compliance with the covenants contained in the credit facility.

(12) Interest Rate Swap

On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. See Note 11 (“Credit Facility”). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the credit agreement. At September 30, 2013, the effective rate was approximately 4.57%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. The ineffective portion of the gain or loss will be recognized immediately in current interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively.

The interest rate swap agreements held by the Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

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

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

(14)  Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Three months ending December 31, 2013	$1,346	$5,105
Year ending December 31, 2014	5,412	14,335
Year ending December 31, 2015	5,190	13,538
Year ending December 31, 2016	4,765	13,782
Year ending December 31, 2017	2,826	14,030
Thereafter	6,931	105,440
	$26,470	$166,230
_____________

(1)	The Partnership’s purchase obligation for pet coke from CVR Refining has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended September 30, 2013 and 2012 totaled approximately $1.2 million and $1.1 million, respectively. Lease expense for the nine months ended September 30, 2013 and 2012 totaled approximately $3.6 million and $3.2 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CRNF has an agreement with the City of Coffeyville (the "City") pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity based upon agreed upon rates. This agreement expires on July 1, 2019.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended September 30, 2013 and 2012 totaled approximately $0.9 million and $0.3 million, respectively. For the nine months ended September 30, 2013 and 2012, these expenses totaled approximately $2.9 million and $3.2 million, respectively.

The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The initial term ends in December 2013 and the agreement is subject to renewal. Expenses related to the pet coke supply agreement totaled approximately $1.3 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, which are recorded in cost of product sold (exclusive of depreciation and amortization). For the nine months ended September 30, 2013 and 2012, these expenses totaled approximately $3.5 million and $3.6 million, respectively.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. Management believes the Partnership has accrued for losses for which it may ultimately be responsible. It is possible that management's estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the Partnership’s results of operations or financial condition. There can be no assurance that management's beliefs or opinions with respect to liability for potential litigation matters are accurate.

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement. The County filed a motion for rehearing with the Kansas Court of Appeals seeking reconsideration of the Court’s August 9, 2013 decision and that motion was denied. The County has also filed a petition for review with the Kansas Supreme Court and that petition is pending.

On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $10.5 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above. CRNF has estimated and accrued property taxes for the three and nine months ended September 30, 2013 based on the lower rates resulting from the settlement.

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
September 30, 2013
(unaudited)

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

EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the three months ended September 30, 2013 and 2012 were approximately $22,000 and $64,000, respectively. EHS capital expenditures for the nine months ended September 30, 2013 and 2012 were approximately $34,000 and $0.3 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

(15)  Related Party Transactions

Related Party Agreements

In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with CVR Partners’ Initial Public Offering. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Condensed Consolidated Balance Sheets.

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

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have the obligation to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the three months ended September 30, 2013 and 2012, the net sales generated from the sale of hydrogen to CRRM were approximately $0.8 million and $0.3 million, respectively. For the nine months ended September 30, 2013 and 2012, the net sales generated from the sale of hydrogen to CRRM were approximately $4.7 million and $6.0 million, respectively. For the three months ended September 30,

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

2013 and 2012, CVR Partners also recognized $0.3 million and $0.1 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the Coffeyville refinery. For the nine months ended September 30, 2013 and 2012, CVR Partners recognized $0.6 million and $0.2 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the Coffeyville refinery. At September 30, 2013 and December 31, 2012, there were approximately $0.8 million and $0.2 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) recorded in direct operating expenses during the three months ended September 30, 2013 and 2012 were $8,000 and $2,000, respectively, related to high-pressure steam. Net reimbursed or (paid) recorded in direct operating expenses during the nine months ended September 30, 2013 and 2012 were $(10,000) and $(42,000), respectively, related to high-pressure steam. Reimbursements or paid amounts for each period on a gross basis were nominal.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended September 30, 2013 and 2012, were approximately $0.1 million and $0.4 million, respectively. Reimbursed direct operating expenses associated with nitrogen for the nine months ended September 30, 2013 and 2012, were approximately $0.4 million and $1.3 million, respectively. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended September 30, 2013 and 2012, there were net sales of approximately $(44,000) and $23,000, respectively, generated from the sale of tail gas to CRRM. For the nine months ended September 30, 2013 and 2012, there were net sales of approximately $(12,000) and $57,000, respectively, generated from the sale of tail gas to CRRM.

In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provide an additional 15% to cover the cost of capital. At September 30, 2013 and December 31, 2012, there were assets of approximately $0.2 million and $0.2 million included in other current assets, approximately $1.2 million and $1.3 million included in other non-current assets, an offset liability of approximately $0.4 million and $0.5 million in other current liabilities and approximately $0.1 million and $0.4 million of other non-current liabilities in the Condensed Consolidated Balance Sheets.

The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to it. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in the Partnership’s electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to the Partnership for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in CRRM's electric bill. There were no reimbursed direct operating expenses related to instrument air recorded for the three and nine months ended September 30, 2013 and 2012.

CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.1 million and $0 was reimbursed by CRRM for the use of tank capacity for the three months ended September 30, 2013 and 2012, respectively. Approximately $0.3 million and $0.1 million were reimbursed by CRRM for the use of tank capacity for the nine months ended September 30, 2013 and 2012, respectively. These reimbursements were recorded as reductions to direct operating expenses.

When CRNF retains excess sulfur from its operations, CRRM agrees to handle such sulfur in exchange for a fee payable to transport, store and sell the excess sulfur when possible. CRRM reimburses CRNF for any excess in the sales price of the sulfur above their costs. Approximately $24,000 and $89,000 were reimbursed by CRRM for the sale of excess sulfur for the three and nine months ended September 30, 2013. There were no reimbursements in 2012. These reimbursements were recorded as reductions to direct operating expenses.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

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

At September 30, 2013 and December 31, 2012, receivables of $0.1 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and pet coke purchases. At September 30, 2013 and December 31, 2012, payables of $0.8 million and $0.4 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.

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

CRNF obtains most (over 70% on average during the last five years) of the pet coke it needs from CRRM's adjacent crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder through a contract with HollyFrontier Corporation and on the open market. The price CRNF pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

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

Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $2.2 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $7.4 million and $7.8 million, respectively. Payables of $0.3 million and $0.6 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

Terminal Operating and Lease Agreement

On May 4, 2012, CRNF entered into an operating and lease agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases CRT’s premises located at Phillipsburg, Kansas which it uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the three months ended September 30, 2013 and 2012, expense incurred related to the terminal operating and lease agreement totaled approximately $28,000 and $12,000, respectively. For the nine months ended September 30, 2013 and 2012, expense incurred related to the terminal operating and lease agreement totaled approximately $83,000 and $12,000, respectively.

Lease Agreement

CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the three months ended September 30, 2013 and 2012, expense incurred related to the use of the office and laboratory space totaled approximately $27,000 and $26,000, respectively. For the nine months ended September 30, 2013 and 2012, expense incurred related to the use of the office and laboratory space totaled approximately $80,000 and $78,000, respectively. There were no amounts included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to the lease agreement at September 30, 2013 and December 31, 2012.

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
September 30, 2013
(unaudited)

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

Net amounts incurred under the services agreement for the three months ended September 30, 2013 and 2012 were approximately $3.8 million and $2.4 million, respectively. Of these charges approximately $2.6 million and $1.7 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $1.2 million and $0.7 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). Net amounts incurred under the services agreement for the nine months ended September 30, 2013 and 2012 were approximately $10.7 million and $7.5 million,

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

respectively. Of these charges approximately $7.3 million and $5.2 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $3.5 million and $2.3 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $1.2 million and $0.8 million, respectively, for the three months ended September 30, 2013 and 2012. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $3.2 million and $2.4 million, respectively, for the nine months ended September 30, 2013 and 2012. At each of September 30, 2013 and December 31, 2012, payables of $2.2 million were included in accounts payable on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended September 30, 2013 and 2012 approximately $0.8 million and $1.1 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the nine months ended September 30, 2013 and 2012, approximately $2.8 million and $3.0 million were incurred related to amounts due for reimbursement, respectively. At September 30, 2013 and December 31, 2012, payables of $1.3 million and $1.9 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

Distributions to CRLLC

The Partnership distributed approximately $22.7 million and $30.5 million during the three months ended September 30, 2013 and 2012, respectively, as regular distributions on CRLLC's ownership of common units. For the nine months ended September 30, 2013 and 2012, the Partnership distributed approximately $63.5 million and $87.1 million, respectively, as regular distributions on CRLLC’s ownership of common units.

Railcar Lease Agreement

From March 2009 through June 2013, the Partnership leased 199 railcars from American Railcar Leasing, LLC (“ARL”), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The agreement was scheduled to expire on March 30, 2014. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. For the three months ended September 30, 2013 and 2012, $0 and $0.3 million, respectively, of rent expense was recorded related to this agreement. This rent expense is included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2013 and 2012, rent expense of $0.4 million and $0.8 million, respectively, was recorded related to this agreement.

Registration Rights Agreement

For the nine months ended September 30, 2013, the Partnership recognized approximately $0.5 million, in expenses for the benefit of CRLLC in connection with CRLLC’s Secondary Offering in accordance with CVR Partners’ Registration Rights Agreement. For the three and nine months ended September 30, 2012, the Partnership recognized approximately $0.4 million and $1.1 million, respectively, in expenses for the benefit of CRLLC in accordance with CVR Partners' Registration Rights Agreement. These amounts included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of the registration statements.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group’s buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis.

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

(16) Fair Value Measurements

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”), the Partnership utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1 — Quoted prices in active markets for identical assets and liabilities

•	Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

•	Level 3 — Significant unobservable inputs (including the Partnership’s own assumptions in determining the fair value).

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$65,292	$—	$—	$65,292
Total Assets	65,292	—	—	65,292

Other current liabilities (interest rate swap)	—	894	—	894
Other long-term liabilities (interest rate swap)	—	1,190	—	1,190
Total Liabilities	—	2,084	—	2,084
Accumulated other comprehensive loss (interest rate swap)	$—	$2,084	$—	$2,084

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Location and Description
Cash equivalents (money market account)	$118,229	$—	$—	$118,229
Total Assets	118,229	—	—	118,229

Other current liabilities (interest rate swap)	—	861	—	861
Other long-term liabilities (interest rate swap)	—	1,890	—	1,890
Total Liabilities	—	2,751	—	2,751
Accumulated other comprehensive loss (interest rate swap)	$—	$2,751	$—	$2,751

CVR Partners, LP and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2013
(unaudited)

As of September 30, 2013 and December 31, 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 12 “Interest Rate Swap”). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership's cash and cash equivalents are all Level 1. The Partnership had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2013 and 2012.

(17) Subsequent Events

Distribution

On October 31, 2013, the board of directors of the Partnership’s general partner declared a cash distribution for the third quarter of 2013 to the Partnership’s unitholders of $0.36 per unit, or $26.3 million in aggregate. The cash distribution will be paid on November 18, 2013 to unitholders of record at the close of business on November 11, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013, as amended. Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Refining;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	the risk associated with governmental policies affecting the agricultural industry;

•	competition in the nitrogen fertilizer business;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	our lack of asset diversification;

•	our dependence on significant customers;

•	the potential loss of our transportation cost advantage over our competitors;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

•	risks relating to our relationships with CVR Energy and CVR Refining;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•	instability and volatility in the capital and credit markets.

All forward-looking statements contained in this Report speak only as of the date of this document. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events.

Partnership Overview

Overview

We are a Delaware limited partnership formed by CVR Energy to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer.

We produce and distribute nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. Our principal products are UAN and ammonia. These products are manufactured at our facility in Coffeyville, Kansas. Our product sales are heavily weighted toward UAN and all of our products are sold on a wholesale basis.

Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the recent completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2012, we produced 390,017 tons of ammonia, of which approximately 68% was upgraded into 643,813 tons of UAN. For the three and nine months ended September 30, 2013, we produced 100,360 and 303,030 tons of ammonia, respectively, of which approximately 98% and 90%, respectively, was upgraded into 239,258 and 660,581 tons of UAN, respectively.

We will continue to expand our existing asset base and utilize the experience of our and CVR Energy’s management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50%, was completed in February 2013 and our expanded facility was operating at full rates at the end of the first quarter. CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and 71% of the common units of CVR Refining, LP. CVR Refining currently operates a 115,000 bpd oil refinery in Coffeyville, Kansas, a 70,000 bpd oil refinery in Wynnewood, Oklahoma, and ancillary businesses.

The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we believe our nitrogen fertilizer business has historically been one of the lower cost producers and marketers of ammonia and UAN fertilizers in North America. We currently purchase most of our pet coke from CVR Refining pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke consumed by our plant was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery.

Secondary Public Offering

On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR Energy, sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the “Secondary Offering”). Additionally, the underwriters were granted an option to purchase 1,800,000 common units at the public offering price, which expired unexercised at the end of the option period. The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Partnership incurred approximately $0.5 million in offering costs.

Following the closing of the Secondary Offering and as of September 30, 2013, public security holders held approximately 47% of all outstanding common units and CRLLC held approximately 53% of all outstanding common units and the general partner interest.

Major Influences on Results of Operations

Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Unlike our competitors, we do not use natural gas as a feedstock and use a minimal amount of natural gas as an energy source in our operations. As a result, volatile swings in natural gas prices have a minimal impact on our results of operations. Instead, CVR Refining’s adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a long-term pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets.

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

Natural gas is the most significant raw material required in our competitors’ production of nitrogen fertilizers. Over the last ten years, natural gas prices have significantly decreased. This decrease has substantially lowered our competitors’ cost of producing nitrogen fertilizer.

In order to assess our operating performance, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis, excluding shipment costs.

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2012, approximately 53% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors’ revenues is derived from the lower margin industrial market. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad and we do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.

The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the three and nine months ended September 30, 2013, we upgraded approximately 98% and 90%, respectively, of our ammonia production into UAN, a product that presently generates greater profit than ammonia. During 2012, we upgraded approximately 68% of our ammonia production into UAN. UAN production is a major contributor to our profitability. Going forward, as a result of the UAN expansion project completion, we expect to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so.

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 86% of direct operating expenses over the 24 months ended September 30, 2013.

Our largest raw material expense is pet coke, which we purchase from CRRM and third parties. For the three months ended September 30, 2013 and 2012, we spent approximately $3.5 million and $3.8 million, respectively, for pet coke, which equaled an average cost per ton of $30 in each period. For the nine months ended September 30, 2013 and 2012, we spent approximately $10.9 million and $12.9 million, respectively, for pet coke, which equaled an average cost per ton of $30 and $34, respectively.

Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a facility turnaround every two years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3.0 million to $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2012, at a cost of approximately $4.8 million. The Partnership is planning to defer the next full facility turnaround to 2015. It is anticipated that a less involved facility shutdown will be performed mid-year 2014 to upgrade the pressure swing absorption unit, which is projected to increase hydrogen recovery sufficient to produce approximately 7,000 to 8,000 tons of additional ammonia fertilizer annually.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Fertilizer Plant Property Taxes

CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision, in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement. The County filed a motion for rehearing with the Kansas Court of Appeals seeking reconsideration of the Court’s August 9, 2013 decision and that motion was denied. The County also filed a petition for review with the Kansas Supreme Court and that petition is pending.

On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which will lower CRNF's property taxes by about $10.5 million per year for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above. CRNF has estimated and accrued property taxes for the three and nine months ended September 30, 2013 based on the lower rates resulting from the settlement.

Downtime Associated with 2nd Shift Catalyst

At the end of July 2013, the gasifier, ammonia and UAN facilities were taken down for 7 days for a planned replacement of the damaged 2nd shift catalyst. Replacement of the catalyst restored production to normal operating levels. Total costs related to replacement of the catalyst were approximately $1.6 million, comprised of $1.0 million of accelerated catalyst amortization and $0.6 million in repairs and maintenance costs. Approximately $1.1 million of these costs were recognized during the three months ended September 30, 2013.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and nine months ended September 30, 2013 and 2012. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2012, is unaudited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per unit amount)
Consolidated Statements of Operations Data
Net sales	$69.2	$75.0	$239.4	$234.7
Cost of product sold – Affiliates(1)	2.5	3.2	8.4	8.7
Cost of product sold – Third Parties(1)	10.5	8.1	30.8	25.9
	13.0	11.3	39.2	34.6
Direct operating expenses – Affiliates(1)	1.1	0.4	3.3	1.2
Direct operating expenses – Third Parties(1)	22.6	20.7	67.4	65.2
	23.7	21.1	70.7	66.4
Selling, general and administrative expenses - Affiliates(1)	3.6	3.9	12.0	12.9
Selling, general and administrative expenses - Third Parties(1)	1.0	1.2	3.8	5.2
	4.6	5.1	15.8	18.1
Depreciation and amortization(1)	6.6	5.2	18.5	15.8
Operating income	21.3	32.3	95.2	99.8
Interest expense and other financing costs	(1.6)	(0.9)	(4.6)	(3.1)
Interest income	—	0.1	—	0.2
Other income (expense), net	—	0.1	0.1	0.1
Total other income (expense)	(1.6)	(0.7)	(4.5)	(2.8)
Income before income tax expense	19.7	31.6	90.7	97.0
Income tax expense	—	—	—	0.1
Net income	$19.7	$31.6	$90.7	$96.9
EBITDA(2)	$27.9	$37.6	$113.8	$115.7
Adjusted EBITDA(2)	$28.2	$39.0	$116.1	$121.1
Available cash for distribution(3)	$26.5	$36.2	$113.7	$118.3

Reconciliation of net sales (dollars in millions):
Sales net plant gate	$60.4	$68.2	$212.9	$211.1
Freight in revenue	7.8	6.5	21.6	17.6
Hydrogen revenue	0.8	0.3	4.7	6.0
Other	0.2	—	0.2	—
Total net sales	$69.2	$75.0	$239.4	$234.7

	As of September 30, 2013	As of December 31, 2012
		(audited)
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$87.2	$127.8
Working capital	104.3	116.6
Total assets	594.0	623.0
Total debt	125.0	125.0
Partners’ Capital	438.5	446.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$21.9	$44.9	$96.5	$124.8
Investing activities	(4.0)	(17.2)	(35.8)	(56.4)
Financing activities	(42.6)	(43.8)	(101.4)	(125.1)
Net cash flow	$(24.7)	$(16.1)	$(40.7)	$(56.7)
Capital expenditures for property, plant and equipment	$4.0	$18.2	$35.8	$57.4

______________

(1)	Amounts are shown exclusive of depreciation and amortization.

Depreciation and amortization is comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$6.5	$5.2	$18.3	$15.7
Depreciation and amortization excluded from cost of product sold	0.1	—	0.2	0.1
Total depreciation and amortization	$6.6	$5.2	$18.5	$15.8

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

A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$19.7	$31.6	$90.7	$96.9
Add:
Interest expense, net	1.6	0.8	4.6	2.9
Income tax expense	—	—	—	0.1
Depreciation and amortization	6.6	5.2	18.5	15.8
EBITDA	27.9	37.6	113.8	115.7
Add:
Major scheduled turnaround expenses	—	0.2	—	0.2
Share-based compensation, non-cash	0.3	1.2	2.3	5.2
Adjusted EBITDA	$28.2	$39.0	$116.1	$121.1

(3)
For the three and nine months ended September 30, 2013, available cash for distribution equaled our Adjusted EBITDA, reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. For the three and nine months ended September 30, 2012, available cash for distribution equaled our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations, and reserves for future operating or capital needs that our board of directors of our general partner deemed necessary or appropriate. Cash on hand associated with prepaid sales at September 30, 2012 was also retained for future distribution to common unitholders based upon the recognition into income of the prepaid sales. Available cash for distribution may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

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

Three Months Ended September 30, 2013
(in millions, except per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$28.2
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.4)
Maintenance capital expenditures	(0.8)
Plus:
Other non-cash adjustments	0.5
Available cash for distribution	$26.5
Available cash for distribution, per unit	$0.36
Common units outstanding (in thousands)	73,078

The tables show selected information about key market indicators and certain operating statistics for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	100.4	104.2	303.0	302.3
Ammonia (net available for sale)(1)(2)	3.4	29.4	36.3	89.3
UAN	239.3	181.9	660.6	516.5
Pet coke consumed (thousand tons)	116	126.9	360.2	377.7
Pet coke (cost per ton)(3)	$30	$30	$30	$34
Sales (thousand tons):
Ammonia	3.3	30.2	37.9	89.5
UAN	226.7	175.1	638.1	510.5
Product pricing (plant gate) (dollars per ton)(4):
Ammonia	$505	$578	$654	$586
UAN	259	290	295	311
On-stream factors(5):
Gasification	91.2%	99.1%	94.1%	97.2%
Ammonia	90.1%	98.4%	92.6%	96.0%
UAN	89.5%	96.9%	89.6%	92.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$3.56	$2.89	$3.69	$2.58
Ammonia — Southern Plains (dollars per ton)	$498	$677	$611	$616
UAN — corn belt (dollars per ton)	$302	$356	$352	$372

____________

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia that was upgraded into UAN. As a result of the recently completed UAN expansion project, we expect to upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)
In addition to the produced ammonia, during the three and nine months ended September 30, 2013, the Partnership acquired approximately 1,000 and 5,000 tons of ammonia, respectively, which was upgraded to UAN.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $27 and $26 for the three months ended September 30, 2013 and 2012, respectively. Third-party pet coke prices averaged $40 for each of the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012 our pet coke cost per ton purchased from CVR Refining averaged $27 and $31 respectively. For the nine months ended September 30, 2013 and 2012, third-party pet coke prices averaged $40 and $42, respectively.

(4)
Plant gate price per ton represents net sales less freight revenue and hydrogen revenue divided by product sales volume in tons in the reporting period. Plant gate price per ton is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impact of the planned downtime associated with the replacement of damaged catalyst, the on-stream factors for the three months ended September 30, 2013 would have been 98.7% for gasifier, 98.2% for ammonia and 97.8% for UAN.

Excluding the impact of the UAN expansion coming on-line, the planned downtime associated with replacement of damaged catalyst, the unplanned Linde air separation unit outages and the unplanned downtime associated with weather issues, the on-stream factors for the nine months ended September 30, 2013 would have been 99.3% for gasifier, 98.7% for ammonia and 97.7% for UAN.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Sales. Net sales were $69.2 million for the three months ended September 30, 2013 compared to $75.0 million for the three months ended September 30, 2012. The decrease of $5.8 million was the result of lower ammonia sales volumes ($14.4 million), lower UAN sales prices ($5.2 million) and lower ammonia sales prices ($2.0 million), partially offset by higher UAN sales volumes ($15.1 million) combined with higher hydrogen sales volumes ($0.5 million). For the three months ended September 30, 2013, ammonia and UAN made up $1.7 million and $66.5 million of our net sales, respectively. This compared to ammonia and UAN net sales of $18.1 million and $56.6 million, respectively, for the three months ended September 30, 2012. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	3,251	$533	$1.7	30,197	$601	$18.1	(26,946)	$(16.4)	$(2.0)	$(14.4)
UAN	226,714	$293	$66.5	175,059	$323	$56.6	51,655	$9.9	$(5.2)	$15.1
Hydrogen	99,260	$8	$0.8	30,809	$9	$0.3	68,451	$0.5	$—	$0.5
____________

(1) Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges

(3) Sales dollars in millions

The increase in UAN sales volume for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to the UAN expansion being in operation during the quarter. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 91.2%, 90.1% and 89.5%, respectively, for the three months ended September 30, 2013. Excluding the impact of the planned downtime associated with the replacement of the damaged catalyst in July, the on-stream factors for the three months ended September 30, 2013 would have been 98.7% for gasifier, 98.2% for ammonia and 97.8% for UAN.

Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 decreased 12.6% for ammonia and decreased 10.7% for UAN.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the three months ended September 30, 2013 was $13.0 million, compared to $11.3 million for the three months ended September 30, 2012. The $1.7 million increase resulted from $2.4 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.7 million. The higher third-party costs incurred during the three months ended September 30, 2013 were primarily the result of ammonia purchases and increased freight costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2013 were $23.7 million as compared to $21.1 million for the three months ended September 30, 2012. The $2.6 million increase resulted primarily from higher utilities ($1.6 million), repairs and maintenance costs ($1.1 million), catalyst amortization ($1.0 million), chemicals ($0.5 million), outside services ($0.5 million), partially offset by lower property taxes ($3.3 million). Additionally, direct operating expenses in the prior year period were reduced from insurance proceeds received for the reactor rupture ($1.0 million). The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013. The increases to the repairs and maintenance and the catalyst amortization are largely the result of the planned replacement of damaged catalyst.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $4.6 million for the three months ended September 30, 2013, as compared to $5.1 million for the three months ended September 30, 2012. The decrease of $0.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 resulted from a decrease in costs of transactions with affiliates ($0.3 million) and a decrease in costs of transactions with third parties ($0.2 million). The overall variance was primarily the result of a decrease in share-based compensation ($0.8 million), partially offset by increases in outside services and expenses related to the services agreement.

Operating Income. Operating income was $21.3 million for the three months ended September 30, 2013, as compared to operating income of $32.3 million for the three months ended September 30, 2012. The decrease of $11.0 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was the result of the decrease in sales ($5.8 million) and increases in direct operating expenses ($2.6 million), cost of product sold ($1.7 million) and depreciation and amortization ($1.4 million), partially offset by a decrease in selling, general, and administrative expense ($0.5 million).

Interest Expense. Interest expense for the three months ended September 30, 2013 was approximately $1.6 million as compared to $0.9 million for the three months ended September 30, 2012. Interest expense for the three months ended September 30, 2013 was attributable to bank interest expense of $1.2 million on the $125.0 million term loan facility, $0.3 million of interest expense related to the interest rate swap and $0.2 million of deferred financing amortization, partially offset by capitalized interest of $0.1 million. The increase in expense as compared to the three months ended September 30, 2012 is primarily due to a decrease in capitalized interest associated with the UAN expansion being completed in the first quarter.

Net Income. For the three months ended September 30, 2013, net income was $19.7 million as compared to $31.6 million of net income for the three months ended September 30, 2012, a decrease of $11.9 million. The decrease in net income was primarily due to the factors noted above.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net Sales. Net sales were $239.4 million for the nine months ended September 30, 2013 compared to $234.7 million for the nine months ended September 30, 2012. The increase of $4.7 million was the result of higher sales volumes for UAN ($41.8 million) and higher prices for ammonia ($6.0 million), offset by lower sales volumes for ammonia ($34.7 million), lower prices for UAN ($7.3 million) and reduced hydrogen sales to CVR Energy’s refinery ($1.2 million). For the nine months ended September 30, 2013, ammonia and UAN made up $25.5 million and $209.0 million of our net sales, respectively. This compared to ammonia and UAN net sales of $54.2 million and $174.5 million, respectively, for the nine months ended September 30, 2012. The following table demonstrates the impact of sales volumes and pricing for ammonia, UAN and hydrogen for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
									(in millions)
Ammonia	37,891	$672	$25.5	89,477	$605	$54.2	(51,586)	$(28.7)	$6.0	$(34.7)
UAN	638,142	$328	$209.0	510,520	$342	$174.5	127,622	$34.5	$(7.3)	$41.8
Hydrogen	477,075	$10	$4.7	593,466	$10	$6.0	(116,391)	$(1.3)	$(0.1)	$(1.2)
____________

(1) Ammonia and UAN sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges

(3) Sales dollars in millions

The increase in UAN sales volume for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to the UAN expansion coming on-line in February of 2013. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 94.1%, 92.6% and 89.6%, respectively, for the nine months ended September 30, 2013. Excluding the impacts of the UAN expansion coming on-line, the planned downtime associated with the replacement of damaged catalyst, the unplanned Linde air separation unit outages and the unscheduled downtime associated with weather issues, the on-stream factors for the nine months ended September 30, 2013 would have been 99.3% for gasifier, 98.7% for ammonia and 97.7% for UAN.

Plant gate prices are prices at the designated delivery point less any freight cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 increased 11.6% for ammonia and decreased 5.1% for UAN.

Cost of Product Sold. Cost of product sold is primarily comprised of pet coke expense, freight expense and distribution expense. Cost of product sold for the nine months ended September 30, 2013 was $39.2 million compared to $34.6 million for the nine months ended September 30, 2012. The increase of $4.6 million is primarily the result of higher third-party costs ($4.9 million) associated with increased freight costs due to the increase in UAN sales volumes and purchased ammonia costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2013 were $70.7 million as compared to $66.4 million for the nine months ended September 30, 2012. The $4.3 million increase was largely the result of increased utilities ($3.6 million), repairs and maintenance costs ($2.3 million), catalyst amortization ($1.7 million), insurance ($1.2 million), chemicals ($1.0 million), labor ($0.7 million) and outside services ($0.6 million), partially offset by lower property taxes ($8.7 million). Additionally, direct operating expenses in the prior year period were reduced by insurance proceeds received for the reactor rupture ($1.0 million). The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013. The increases to the repairs and maintenance and the catalyst amortization are partially the result of the planned replacement of damaged catalyst.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $15.8 million for the nine months ended September 30, 2013, as compared to $18.1 million for the nine months ended September 30, 2012. The decrease of $2.3 million for the nine months ended September 30, 2013 over the comparable period in 2012 resulted from a decrease in costs from transactions with third parties ($1.4 million) and a decrease in costs from transactions with affiliates ($0.9 million). The overall variance was primarily the result of decreases in share-based compensation ($2.5 million) and outside services expenses, partially offset by increased expenses related to the services agreement.

Operating Income. Operating income was $95.2 million for the nine months ended September 30, 2013 as compared to operating income of $99.8 million for the nine months ended September 30, 2012. The decrease of $4.6 million was primarily the result of the increases in cost of product sold ($4.6 million), direct operating expenses ($4.3 million) and depreciation and amortization (2.7 million), partially offset by the increase in sales ($4.7 million) and decrease in selling, general, and administrative expenses ($2.3 million).

Interest Expense. Interest expense for the nine months ended September 30, 2013 was approximately $4.6 million as compared to $3.1 million for the nine months ended September 30, 2012. Interest expense for the nine months ended September 30, 2013 was attributable to bank interest expense of $3.6 million on the $125.0 million term loan facility, $0.8 million of interest expense related to the interest rate swap and $0.7 million of deferred financing amortization, partially offset by capitalized interest of $0.5 million. The increase in interest from the prior year period is primarily due to a decrease in capitalized interest associated with the UAN expansion being completed in the first quarter.

Net Income. For the nine months ended September 30, 2013, net income was $90.7 million as compared to $96.9 million of net income for the nine months ended September 30, 2012, a decrease of $6.2 million. The decrease in net income was primarily due to the factors discussed above.

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

Cash Balance and Other Liquidity

As of September 30, 2013, we had cash and cash equivalents of $87.2 million, including $0.8 million of customer advances. Working capital at September 30, 2013 was $104.3 million, consisting of $133.5 million in current assets and $29.2 million in current liabilities. Working capital at December 31, 2012 was $116.6 million, consisting of $166.1 million in current assets and $49.5 million in current liabilities. As of October 29, 2013, we had cash and cash equivalents of $94.8 million.

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

As of September 30, 2013, no amounts were drawn under the $25.0 million revolving credit facility.

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

As of September 30, 2013, we were in compliance with the covenants under the credit facility.

Interest Rate Swap

Our profitability and cash flows are affected by changes in interest rates, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities is to hedge our exposure to changes in interest rates.

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements with J. Aron & Company which commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for the three months ended September 30, 2013 and 2012 was $0.3 million and $0.2 million, respectively, in interest expense. For the three months ended September 30, 2013 and 2012, the Partnership recorded losses of $0.3 million and $0.4 million, respectively, in the fair market value on the interest rate swaps. The impact recorded for the nine months ended September 30, 2013 and 2012 was $0.8 million and $0.7 million, respectively, in interest expense. For the nine months ended September 30, 2013 and 2012, the Partnership recorded losses of $0.1 million and $1.3 million, respectively, in other comprehensive income related to the change in fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities at September 30, 2013 is $2.1 million. This amount is unrealized and included in accumulated other comprehensive income.

Capital Spending

Our total capital expenditures for the nine months ended September 30, 2013 were $35.8 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $35.8 million spent for the nine months ended September 30, 2013, $2.0 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.

Including amounts already spent during the nine months ended September 30, 2013, we expect to spend in total $40.0 million to $48.0 million on capital expenditures for the year ending December 31, 2013, excluding capitalized interest. Of this amount, approximately $5.0 million will be spent on maintenance projects and $35.0 million to $43.0 million will be spent on growth projects, which includes approximately $25.0 million spent related to the UAN expansion project. Proceeds were retained from the Initial Public Offering to fund future growth capital expenditures, including the UAN expansion project.

In February 2013 we completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. The expanded facility was running at full operating rates prior to the end of the first quarter. The UAN expansion provides us with the ability to upgrade substantially all of our ammonia production to UAN. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest.

In April 2013, the Partnership approved a UAN terminal project that will include the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities that will be located in Dartmouth, Kansas. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. It is anticipated that this terminal will be in operation by the end of the year at a cost of approximately $2.0 million.

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

Distributions to Unitholders

Our general partner's current policy is to distribute all of the available cash we generate each quarter. Available cash for each quarter is determined by the board of directors of our general partner following the end of such quarter. Beginning with the first quarter 2013, the board of directors of our general partner adopted an amended policy to calculate available cash starting with Adjusted EBITDA reduced for cash needed for net interest expense (excluding capitalized interest) and debt service and other contractual obligations, maintenance capital expenditures and, to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2013 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	Total Cash Distributions Paid in 2013
	($ in millions, expect per common unit amounts)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$63.5
Amounts paid to public unitholders	4.2	13.5	19.9	37.7
Total amount paid	$14.0	$44.6	$42.6	$101.2
Per common unit	$0.192	$0.610	$0.583	$1.385
Common units outstanding (in thousands)	73,065	73,065	73,075

On October 31, 2013, the board of directors of the Partnership’s general partner declared a cash distribution for the third quarter of 2013 to the Partnership’s unitholders of $0.36 per unit. The cash distribution will be paid November 18, 2013 to unitholders of record at the close of business on November 11, 2013.

Cash Flows

The following table sets forth our cash flows for the periods indicated below (in millions):

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Net cash provided by (used in):
Operating activities	$96.5	$124.8
Investing activities	(35.8)	(56.4)
Financing activities	(101.4)	(125.1)
Net increase (decrease) in cash and cash equivalents	$(40.7)	$(56.7)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2013 were $96.5 million. The positive cash flow from operating activities generated over this period was attributable to net income of $90.7 million, which was primarily driven by strong UAN product volumes and favorable fertilizer prices, partially offset by a decline in production volumes that resulted from planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages and the unscheduled downtime associated with weather issues. For the nine months ended September 30, 2013, trade working capital decreased our operating cash flow by $6.0 million due to an increase in inventory of $3.9 million, an increase in accounts receivable of $1.0 million and a decrease in accounts payable of $1.1 million. Fluctuations in other working capital resulted in a decrease to operating cash flows of $9.4 million, primarily due to an increase to prepaid expenses of $3.2 million and a decrease to accrued expenses and other current liabilities of $6.0 million.

Net cash flows provided by operating activities for the nine months ended September 30, 2012 was $124.8 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $96.9 million which was driven by a strong fertilizer price environment and favorable impacts to working capital. With respect to other working capital for the nine months ended September 30, 2012, the primary sources of cash were an increase to accrued expenses and other current liabilities of $3.8 million and an increase in deferred revenue of $1.4 million. Deferred revenue represents customer prepaid deposits for the future delivery of our nitrogen fertilizer products. For the nine months ended September 30, 2012, trade working capital increased our operating cash flow by $2.6 million and was primarily attributable to an increase in accounts payable of $7.7 million, a decrease in accounts receivable of $1.4 million, partially offset by an increase in inventory of $6.5 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $35.8 million compared to $56.4 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and September 30, 2012, net cash used in investing activities is primarily the result of capital expenditures. The decrease in capital expenditures during the nine months ended September 30, 2013 is primarily the result of the UAN expansion project completion during the first quarter.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2013 were $101.4 million, compared to net cash flows used in financing activities for the nine months ended September 30, 2012 of $125.1 million. The net cash used in financing activities for nine months ended September 30, 2013 and 2012 was primarily attributable to quarterly cash distributions.

Capital and Commercial Commitments

We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of September 30, 2013 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the period following September 30, 2013 and thereafter.

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(unaudited)
	(in millions)
Contractual Obligations
Long-term debt(1)	$125.0	$—	$—	$—	$125.0	$—	$—
Operating leases(2)	26.5	1.4	5.4	5.2	4.8	2.8	6.9
Unconditional purchase obligations(3)	34.1	2.6	4.6	4.6	4.7	4.6	13.0
Unconditional purchase obligations with affiliates(4)	132.1	2.5	9.7	8.9	9.1	9.4	92.5
Interest payments(5)	11.9	1.2	4.7	4.7	1.3	—	—
Total	$329.6	$7.7	$24.4	$23.4	$144.9	$16.8	$112.4
____________

(1)
We entered into a credit facility during 2011. The credit facility included a $125.0 million term loan and a $25.0 million revolving credit facility. As of September 30, 2013, no amounts were outstanding under the revolving credit facility.

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

(4)
The amounts include commitments under our long-term pet coke supply agreement with CRRM, a wholly-owned subsidiary of CVR Refining, having an initial term that ends in 2027, subject to renewal. The Partnership’s purchase obligations for pet coke from CRRM have been derived from a calculation of the average pet coke price paid to CRRM over the preceding two year period.

(5)	Interest payments are based on the current interest rate at September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 14 (“Commitments and Contingencies”) to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of the litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common units during the nine months ended September 30, 2013. These represent common units that employees and directors elected to surrender to the Partnership to satisfy certain minimum tax withholding and other tax obligations upon the vesting of units. The Partnership does not consider this to be a unit buyback program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
June 1, 2013 to June 30, 2013	7,084	$24.23	—	—
July 1, 2013 to July 31, 2013	—	—	—	—
August 1, 2013 to August 31, 2013	1,169	$18.87	—	—
September 1, 2013 to September 30, 2013	—	—	—	—
Total	8,253	$23.47	—	—

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Certification of the Executive Chairman pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.2*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
31.3*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act.
32.1*	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 1, 2013, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited), (5) Condensed Consolidated Statement of Partners’ Capital (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

_________ *	Filed herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we may file or incorporate by reference agreements referenced as exhibits to the reports that we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

November 1, 2013	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

November 1, 2013	By:	/s/ BYRON R. KELLEY
Chief Executive Officer
(Principal Executive Officer)

November 1, 2013	By:	/s/ SUSAN M. BALL
Chief Financial Officer
(Principal Financial and Accounting Officer)