Form 10-K
period 2013-12-31
CVR PARTNERS, LP
filed 2014-02-26
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 001-35120
_____________________________________________________________
CVR Partners, LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2677689 (I.R.S. Employer Identification No.)
2277 Plaza Drive, Suite 500 Sugar Land, Texas (Address of principal executive offices)	77479 (Zip Code)
(281) 207-3200
(Registrant's telephone number, including area code)
_____________________________________________________________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 28, 2013 (the last business day of the registrant's second fiscal quarter) was $767,595,691. Common units held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common units as of June 28, 2013 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at February 18, 2014
Common unit representing limited partner interests	73,112,951 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2013 (this "Report").

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

Blue Johnson	Blue, Johnson & Associates, Inc.

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

CVR Refining
CVR Refining, LP, a publicly traded limited partnership listed on the New York Stock Exchange under the ticker symbol "CVRR," which currently owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a medium complexity crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

feedstocks
Petroleum coke and petroleum products, such as crude oil and natural gas liquids, that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, which are produced by a refinery.

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
Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex with built-in redundancy having a capacity of 84 million standard cubic feet per day of hydrogen. We upgrade a majority of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2013, we produced 930,643 tons of UAN and 401,971 tons of ammonia. Approximately 95% of our produced ammonia tons and substantially all of the purchased ammonia were upgraded into UAN.
We will continue to expand our existing asset base and utilize the experience of our and CVR Energy’s management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons per year, or approximately 50%, was completed in February 2013. Our expanded facility was operating at full rates at the end of the first quarter of 2013.
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
We generated net sales of $323.7 million, $302.3 million and $302.9 million and net income of $118.6 million, $112.2 million and $132.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and 71% of the common units of CVR Refining. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a medium complexity crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

Organizational Structure and Related Ownership
The following chart illustrates the organizational structure of the Partnership as of the date of this Report.

CVR Energy, Inc.
(NYSE: CVI)
CVR Refining GP, LLC
Non-economic general partner interest
Coffeyville Resources, LLC
Common
Units
53%
Common
Units
71%
Public and
Affiliates
CVR GP, LLC
Common
Units
29%
CVR Refining, LP
(NYSE: CVRR)
Public
Non-economic general partner interest
Common Units
47%
CVR Partners, LP
(NYSE: UAN)
Coffeyville Resources
Nitrogen Fertilizers, LLC
CVR Partners Fertilizer
Business
CVR Energy Refinery
Business

Raw Material Supply
The nitrogen fertilizer facility's primary input is pet coke. Pet coke is produced as a byproduct of a refinery's coker unit process. In order to refine heavy or sour crude oil, which are lower in cost and more prevalent than higher quality crude oil, refiners use coker units, which enables refiners to further upgrade heavy crude oil. Our fertilizer plant is located in Coffeyville, Kansas, which is part of the Midwest pet coke market. The Midwest pet coke market is not subject to the same level of pet coke price variability as is the Texas Gulf Coast pet coke market, where daily production exceeds 40,000 tons per day. Our average daily pet coke demand from 2011-2013 was approximately 1,400 tons per day. Given the fact that the majority of our third-party pet coke suppliers are located in the Midwest, our geographic location gives us (and our similarly located competitors) a transportation cost advantage over our U.S. Gulf Coast market competitors.
During the past five years, over 70% of our pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery, pursuant to a renewable long-term agreement. Historically we have obtained the remainder of our pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, the Partnership entered a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2014 and may be renewed. If necessary, the gasifier can also operate on low grade coal as an alternative, which provides an additional raw material source. There are significant supplies of low grade coal within a 60-mile radius of our nitrogen fertilizer plant.
Linde LLC ("Linde") owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to our gasifiers for a monthly fee. We provide and pay for all utilities required for operation of the air separation plant. The air separation plant has not experienced any long-term operating problems; however, CVR Energy maintains, for our benefit, contingent business interruption insurance with a $150.0 million limit for any interruption that results in a loss of production from an insured peril. The agreement with Linde provides that if our requirements for liquid or gaseous oxygen, liquid or gaseous nitrogen or clean dry air exceed specified instantaneous flow rates by at least 10%, we can solicit bids from Linde and third parties to supply our incremental product needs. We are required to provide notice to Linde of the approximate quantity of excess product that we will need and the approximate date by which we will need it. We and Linde will then jointly develop a request for proposal for soliciting bids from third parties and Linde. The bidding procedures may be limited under specified circumstances. The agreement with Linde expires in 2020.
Although we have our own boiler that is used to create start-up steam, we also have the ability to import start-up steam for the nitrogen fertilizer plant from CVR Refining's adjacent crude oil refinery and then export steam back to the crude oil refinery once all of our units are in service. We have entered into a feedstock and shared services agreement with a subsidiary of CVR Refining, which regulates, among other things, the import and export of start-up steam between the adjacent refinery and the nitrogen fertilizer plant. Monthly charges and credits are recorded with the steam valued at the natural gas price for the month.
Production Process
Our nitrogen fertilizer plant was built in 2000 with two separate gasifiers to provide redundancy and reliability. It uses a gasification process, licensed from an affiliate of the General Electric Company ("General Electric"), to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from CVR Refining's crude oil refinery and third-party sources and converting it into approximately 1,225 tons per day of ammonia. A majority of the ammonia is converted to approximately 3,000 tons per day of UAN. Typically 0.41 tons of ammonia are required to produce one ton of UAN.
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
The hydrogen is reacted with nitrogen from the air separation unit in the ammonia unit to form the ammonia product. A large portion of the ammonia is converted to UAN. In 2013, we produced 930,643 tons of UAN and 401,971 tons of ammonia. Approximately 95% of our produced ammonia tons and substantially all of the purchased ammonia were upgraded into UAN.
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
UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. We lease and own a fleet of railcars for use in product delivery, and also negotiate with distributors that have their own leased railcars to utilize these assets to deliver products. We operate eight rail loading and two truck loading racks for UAN. We also operate four rail loading and two truck loading racks for ammonia.
We own all of the truck and rail loading equipment at our nitrogen fertilizer facility. We also utilize two separate UAN storage tanks and related truck and rail car load-out facilities. Each of these facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of two million gallons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal. The purpose of the UAN terminals is to collectively distribute approximately 40,000 tons of UAN fertilizer annually. These UAN terminals are currently operational.
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
We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that we propose. We use this program to varying degrees during the year and between years depending on market conditions. We have the flexibility to decrease or increase forward sales depending on our view as to whether price environments will be increasing or decreasing. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. As of December 31, 2013 and 2012, we had sold forward 285,537 and 229,213 tons of UAN at an average netback of $251 and $298 over the next six months, respectively. Cash received as a result of prepayments is recognized as deferred revenue on our Consolidated Balance Sheet upon receipt, and revenue and resultant net income and EBITDA are recorded as the product is actually delivered.
Customers
We sell UAN products to retailers and distributors. In addition, we sell ammonia to agricultural and industrial customers. Some of our larger customers include Gavilon Fertilizer, LLC, United Suppliers, Inc., Crop Production Services, Inc., J.R. Simplot, Inc., Interchem, and MFA. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers.

For the year ended December 31, 2013, the top five UAN customers in the aggregate represented 43% of our total sales. Our top two fertilizer customers on a consolidated basis accounted for approximately 15% and 13%, respectively, of our net sales. While we do have high concentration of customers, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. See "Risk Factors — Risks Related to Our Business — Our business depends on significant customers, and the loss of significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions."
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
Based on Blue Johnson data regarding total U.S. use of UAN and ammonia, we estimate that our UAN production in 2013 represented approximately 7% of total U.S. UAN use and that the net ammonia produced and marketed at our facility represented less than 1% of total U.S. ammonia use.
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
The regulation of air emissions under the federal Clean Air Act requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our operations. Various regulations specific to our operations have been implemented, such as National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards and New Source Review. We have incurred, and expect to continue to have to make substantial capital expenditures to attain or maintain compliance with these and other air emission regulations that have been promulgated or may be promulgated or revised in the future. In May 2012, the U.S. Environmental Protection Agency (the "EPA") finalized revisions to the New Source Performance Standards for nitric acid plants. We do not expect to incur capital expenditures or any significant additional operational expenses associated with the revised standards.
Release Reporting
The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. We periodically experience releases of hazardous or extremely hazardous substances from our equipment. We experienced more significant releases in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Our facility periodically has excess emission events from flaring and other planned and unplanned startup, shutdown and malfunction events. Such releases are reported to the EPA and relevant state and local agencies. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with release reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act. If we fail to properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.
Greenhouse Gas Emissions
Various regulatory and legislative measures to address greenhouse gas emissions (including carbon dioxide, or CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that greenhouse gas, or GHG, emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the authority granted to it under the federal Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and report their GHG emissions to the EPA. In accordance with the rule, we have begun monitoring and reporting GHG emissions from our nitrogen fertilizer plant. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which establishes new GHG emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration, or PSD, and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, facilities are required to undergo PSD review and evaluate and install best available control technology, or BACT, for its GHG emissions. Phase-in permit requirements began for the largest stationary sources in 2011. A major modification resulting in a significant increase in GHG emissions at the nitrogen fertilizer plant may require the installation of BACT as part of the permitting process. We do not currently believe that any currently anticipated projects at our nitrogen fertilizer plant will result in a significant increase in GHG emissions triggering the need to install BACT controls.
During a State of the Union address in January 2014, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program, does not appear likely at this time, although it could be adopted at a future date. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.

In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where our nitrogen fertilizer facility is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas intends to do so.
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
Environmental Insurance
We are covered by CVR Energy's premises pollution liability insurance policies with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $5.0 million. The policies include business interruption coverage, subject to a 10-day waiting period deductible. This insurance expires on March 1, 2014 and is expected to be renewed without any material changes in terms. The policies insure specific covered locations, including our nitrogen fertilizer facility. The policies insure (i) claims, remediation costs, and associated legal defense expenses for pollution conditions at, or migrating from, a covered location, and (ii) the transportation risks associated with moving waste from a covered location to any location for unloading or depositing waste. The policies cover any claim made during the policy period as long as the pollution conditions giving rise to the claim commenced on or after March 3, 2004. The premises pollution liability policies contain exclusions, conditions, and limitations that could apply to a particular pollution condition claim, and there can be no assurance that any pollution condition claim will be adequately insured for all potential damages.
In addition to the premises pollution liability insurance policies, we benefit from casualty insurance policies maintained by CVR Energy having an aggregate and occurrence limit of $150.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. Coverage under the casualty insurance policies for pollution does not apply to damages at or within our insured premises. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2014 and are expected to be renewed or replaced by insurance policies containing equivalent sudden and accidental pollution coverage with no reduction in limits. The pollution coverage provided in the casualty insurance policies contains exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.
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
Employees
As of December 31, 2013, we had 133 direct employees. These employees operate our facilities at the nitrogen fertilizer plant level and are directly employed and compensated by us. As of December 31, 2013, these employees are covered by health insurance, disability and retirement plans established by CVR Energy. None of our employees are unionized, and we believe that our relationship with our employees is good.
We also rely on the services of employees of CVR Energy in the operation of our business pursuant to a services agreement among us, CVR Energy and our general partner. CVR Energy provides us with the following services under the agreement, among others:

•
services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers, including president and chief executive officer (effective January 1, 2014), chief operating officer, chief financial officer, general counsel, and vice president for environmental, health and safety, except that those who serve in such capacities under the agreement serve us on a shared, part-time basis only, unless we and CVR Energy agree otherwise;

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
If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations. As of December 31, 2013, we had cash and cash equivalents of $85.1 million and $25.0 million available under our credit facility.
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
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas, which reached ten-year lows in 2012, is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Notwithstanding this decrease in the price of natural gas, nitrogen fertilizer prices have increased in recent years because of the increased demand for nitrogen-based fertilizers due to historically low stocks of global grains and a surge in the prices of corn and wheat, the primary crops in our region. This increase in demand for nitrogen-based fertilizers has created an environment in which nitrogen fertilizer prices have disconnected from their traditional correlation with natural gas prices. Low natural gas prices benefit our competitors and disproportionately impact our operations by making us less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair our ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the trading price of our common units. In addition, if low natural gas prices in the United States were to prompt those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our results of operations, financial condition, cash flows, and ability to make cash distributions.
Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the sales of nitrogen fertilizer, and on our results of operations, financial condition and ability to make cash distributions.
The recent passage of the 2014 farm bill made a significant change: it shifts from making direct payments to agricultural producers for owning farmland, to funding more crop insurance instead. As part of the conservation title of the 2014 farm bill a provision requires agricultural producers to meet a minimum standard of environmental protection if they want to receive federal crop insurance on sensitive lands.   The conservation title also includes language with the intent to discourage producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands.   All in all, twenty-three conservation programs are consolidated into thirteen.   A reduction in the maximum number of Conservation Reserve Program, or CRP, acres was lowered from 32 million acres to 24 million.
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
        A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal renewable fuel standards (“RFS”). The RFS required 16.55 billion gallons of renewable fuel usage in 2013, increasing to 36.0 billion gallons by 2022. To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. For example, in December 2013 a bipartisan bill was introduced in Congress to eliminate the ethanol mandate from the RFS. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.

In other action, the US Court of Appeals upheld an EPA waiver allowing the sale of E15 (gasoline blends containing up to 15% ethanol) on later model year cars, but this issue may continue to be challenged through legislative action. In addition, the EPA has proposed a reduced corn-based ethanol volume for 2014 due to the concerns regarding the ethanol blend wall - the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). These actions could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

        Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the current RFS federal mandate requires a portion of the overall RFS mandate to come from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. For example, the 2014 Farm Bill provides authorization for funding advanced biofuels. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for our nitrogen fertilizer products and have an adverse effect on our results of operations, financial condition and ability to make cash distributions. This potential impact on the demand for nitrogen fertilizer products; however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.
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

Our operations are dependent on third-party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to our gasifiers, and the City of Coffeyville, which supplies us with electricity. A deterioration in the financial condition of a third-party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our results of operations, and financial condition and on our ability to make cash distributions.
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
We may not be able to maintain an adequate supply of pet coke. In addition, we could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. We currently purchase 100% of the pet coke produced by CVR Refining's Coffeyville refinery. Accordingly, if we increase our production, we will be more dependent on pet coke purchases from third-party suppliers at open market prices. We entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The term of this agreement ends in December 2014 and may be renewed. There is no assurance that we would be able to purchase pet coke on comparable terms from third parties or at all.
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
Our facility faces significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. We could incur potentially significant costs to the extent that events occur (which are not fully insured), which cause property damage and potentially a significant reduction in revenues from a material decline in production. Insurance companies that currently insure companies in our industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
Our operations, located at a single location, are subject to significant operating hazards and interruptions. If our production plant or individual units within our plant, logistics assets, or key suppliers sustain a catastrophic loss and operations are shut down or significantly impaired, it could have a material adverse impact on our operations, financial condition and cash flows and adversely impact our ability to make cash distributions. Moreover, our facility is located adjacent to CVR Refining's Coffeyville refinery, and a major accident or disaster at the refinery could adversely affect our operations. Operations at our nitrogen fertilizer plant could be curtailed or partially or completely shut down, for an extended period of time as a result of unexpected circumstances, which may not be within our control, such as:

•	major unplanned maintenance requirements;

•	catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including flood, windstorm, etc;

•	labor supply shortages, or labor difficulties that result in a work stoppage or slowdown;

•	cessation of all or a portion of the operations at our nitrogen fertilizer plant dictated by environmental authorities;

•	a disruption in the supply of pet coke to our nitrogen fertilizer plant;

•	a governmental ban or other limitation on the use of nitrogen fertilizer products, either generally or specifically those manufactured at our plant; and

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction. Such regulatory oversight can cause significant delays in restoring property to a per-loss condition.

We have sustained losses over the past ten-year period at our nitrogen fertilizer plant, which are illustrative of the types of risks and hazards that exit. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:

•	June 2007: the flood at CVR Refining's Coffeyville refinery and nitrogen fertilizer plant; and

•	September 2010: the secondary urea reactor rupture at the nitrogen fertilizer plant.
The magnitude of the effect on us of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. Our plant requires a scheduled maintenance turnaround approximately every two to three years, which generally lasts up to three weeks.
Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies which include property and business interruption coverage having a combined policy limit of $1.0 billion. Under this insurance program, we have a $2.5 million property damage retention in respect of the nitrogen fertilizer plant. For business interruption losses, the insurance program has a retention of a 45-day waiting period for any one occurrence. Using forecasted business interruption values determined in the manner the insurance program would insure such losses, the potential losses retained within the waiting period are approximately $23.0 million for the nitrogen fertilizer plant. Actual losses retained could exceed these amounts if actual financial results are in excess of the forecasted values. In addition, the insurance policies contain a schedule of the sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries, and potentially cause us to assume losses which could impair earnings.
The nitrogen fertilizer industry is highly capital intensive, and the entire or partial loss of facilities can result in significant costs to participants, such as us, and their insurance carriers. There are risks associated with the commercial insurance industry, reducing capacity, changing the scope of insurance coverage offered and substantially increasing premiums due to adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: industry wide losses, natural disasters, specific losses incurred by us, and the investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results, CVR Energy or we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.
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
We manufacture, process, store, handle, distribute and transport ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of our ability to produce or distribute our products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure our assets, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. We periodically experience minor releases of ammonia related to leaks from our equipment. We experienced more significant ammonia releases in August and September 2010 due to a heat exchanger leak and a UAN vessel rupture. Similar events may occur in the future.

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
Our facility operates under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. Our facility is also required to comply with prescriptive limits and meet performance standards specific to chemical facilities as well as to general manufacturing facilities. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Incomplete documentation of compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing processes, there may be times when we are unable to meet the standards and terms and conditions of these permits and licenses due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance.
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
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for our products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit our ability to market and sell our products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. In addition, a number of states have adopted or proposed numeric nutrient water quality criteria that could result in decreased demand for our fertilizer products in those states. For example, in March 2013, the EPA and the Florida Department of Environmental Protection (FDEP) entered into an agreement pursuant to which FDEP will move forward with rulemaking and legislation to set numeric nutrient criteria for Florida's waterways after the EPA, in November 2012, approved the state's numeric nutrient criteria to cover all lakes, rivers, streams and springs, as well as estuaries from Clearwater Harbor to Biscayne Bay. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in our marketing area, it could result in decreased demand for our products and have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition, and ability to make cash distributions.
Various legislative and regulatory measures to address greenhouse gas emissions (including CO2, methane and nitrous oxides) are in various phases of discussion or implementation. In the aftermath of its 2009 "endangerment finding" that GHG emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the authority granted to it under the Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of greenhouse gases to inventory and annually report their GHG emissions to the EPA. In accordance with the rule, we began monitoring our GHG emissions from our nitrogen fertilizer plant and have already reported emissions to the EPA for the year ended 2011. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plant, must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the facility is required to undergo PSD review and evaluate and install best available control technology ("BACT") for its GHG emissions. A major modification resulting in a significant increase in GHG emissions could require the installation of BACT controls. However, we do not believe that our ongoing or anticipated expansion projects would trigger the need to install BACT controls. The EPA's endangerment finding, the Greenhouse Gas Tailoring Rule and certain other GHG emission rules have been challenged and will likely be subject to extensive litigation.
Although the EPA has not yet proposed New Source Performance Standards ("NSPS") to regulate GHG emissions for the nitrogen fertilizer plant, the EPA has proposed NSPS to regulate GHG for electric utilities. Therefore, we expect that the EPA will propose standards for our fertilizer plant, but the timing of any such EPA proposal is not known.
During a State of the Union address in January 2014, President Obama indicated that the United States would take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency. It could also mean the implementation of EPA greenhouse gas regulations or potential federal, state or regional programs to reduce GHG emissions.
The regulation of GHG emissions at our fertilizer plant will result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facility and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce CO2 and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where our nitrogen fertilizer facility is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective, and it is unclear whether Kansas still intends to do so.
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
New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with future regulations relating to the transportation of hazardous chemicals and security associated with our nitrogen fertilizer facility may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our results of operations, financial condition and ability to make cash distributions. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in the storage, handling and transportation of crop production materials, including fertilizers.
Due to our lack of asset diversification, adverse developments in the nitrogen fertilizer industry could adversely affect our results of operations and our ability to make distributions to our unitholders.
We rely exclusively on the revenues generated from our nitrogen fertilizer business. An adverse development in the nitrogen fertilizer industry would have a significantly greater impact on our operations and cash available for distribution to holders of common units than it would on other companies with a more diverse asset and product base. The largest publicly traded companies with which we compete sell a more varied range of fertilizer products.
Our business depends on significant customers, and the loss of significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Our business has a high concentration of customers. In the aggregate, our top five UAN customers represented 43% of our sales for the year ended December 31, 2013. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of significant customers, or a significant reduction in purchase volume by customers, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
The global capital and credit markets have experienced volatility and disruption from time to time during recent years. Our business, results of operations, financial condition and ability to make cash distributions could be negatively impacted by difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. Difficult conditions in these markets and the overall economy affect us in a number of ways. For example:

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
One of our business strategies is to pursue acquisitions and expansion projects. However, acquisitions and expansions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions and expansions, difficulties in identifying suitable acquisition targets and expansion projects or in completing any transactions identified on sufficiently favorable terms, and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions and expansions. In addition, any future acquisitions and expansions may entail significant transaction costs, tax consequences and risks associated with entry into new markets and lines of business.
In February 2013, we completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. The UAN expansion provides us with the ability to upgrade substantially all of our ammonia production to UAN. If the premium that UAN currently earns over ammonia decreases, this expansion project may not yield the economic benefits and accretive effects that we currently anticipate.
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
We rely on the executive officers of CVR Energy to manage many aspects of our business and affairs pursuant to a services agreement, which CVR Energy can terminate at any time, subject to a notice period.
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
As of December 31, 2013, we had $125.0 million in outstanding term loan borrowings and borrowing availability of $25.0 million under our revolving credit facility. We and our subsidiary may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions or other purposes;

•	requiring us to utilize a significant portion of our cash flows to service our indebtedness, thereby reducing available cash and our ability to make distributions on our common units;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

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
We are a holding company. All of our operations are conducted and all of our assets are owned by Coffeyville Resources Nitrogen Fertilizers, LLC, or CRNF, our wholly-owned subsidiary. Consequently, our cash flow and our ability to meet our obligations or to make cash distributions in the future will depend upon the cash flow of our subsidiary and the payment of funds by our subsidiary to us in the form of dividends or otherwise. The ability of our subsidiary to make any payments to us will depend on its earnings, the terms of its indebtedness, including the terms of any credit facilities, and legal restrictions. In particular, future credit facilities incurred at our subsidiary may impose significant limitations on the ability of our subsidiary to make distributions to us and consequently our ability to make distributions to our unitholders.
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
Due to our relationship with CVR Energy and CVR Refining, adverse developments or announcements concerning CVR Energy or CVR Refining could materially adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to CVR Refining's indebtedness are below investment grade. Downgrades of the credit ratings of CVR Refining could increase our cost of capital and collateral requirements, and could impede our access to the capital markets.
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

•
Most of the executive officers of our general partner also serve as executive officers of CVR Energy, and our executive chairman, chief executive officer and president, is the chief executive officer of CVR Energy. The executive officers who work for both CVR Energy and our general partner, including our chief financial officer, chief operating officer and general counsel, divide their time between our business and the business of CVR Energy. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or CVR Energy.

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
CVR Energy indirectly owns approximately 53% of our common units, which means holders of common units are not able to remove the general partner, under any circumstances, unless CVR Energy sells some of the common units that it owns or we sell additional units to the public, in either case, such that CVR Energy owns less than 33 1/3% of our common units.
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
CVR Energy indirectly owns our general partner and approximately 53% of our common units. CVR Energy has the right to appoint and replace all of the members of the board of directors of our general partner at any time.
Mr. Carl C. Icahn indirectly controls approximately 82% of the voting power of CVR Energy's capital stock and, by virtue of such stock ownership in CVR Energy, is able to elect and appoint all of the directors of CVR Energy. This gives Mr. Icahn the ability to control and exert substantial influence over CVR Energy. As a result of such control of CVR Energy, he is able to control the Partnership, including:

•	business strategy and policies;

•	mergers or other business combinations;

•	the acquisition or disposition of assets;

•	future issuances of common units or other securities;

•	incurrence of debt or obtaining other sources of financing; and

•	the Partnership's distribution policy and the payment of distributions on the Partnership's common units.
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
We cannot predict how interest rates will react to changing market conditions. Interest rates on our credit facility, future credit facilities and debt securities we may issue in debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Additionally, as with other yield-oriented securities, we expect that our unit price will be impacted by the level of our quarterly cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have a material adverse impact on our unit price and our ability to issue additional equity to make acquisitions or to incur debt and could increase our interest costs.
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

As of February 18, 2014, there were 73,112,951 common units outstanding. Of this amount, (i) approximately 47% of the common units are held by the public and are freely transferable without restriction or further registration under the Securities Act of 1933, or the Securities Act, to the extent held by persons other than "affiliates," as that term is defined in Rule 144 under the Securities Act and (ii) CVR Energy, through Coffeyville Resources, owns approximately 53% of the common units, which may only be sold pursuant to a future registration statement or an exemption from registration such as Rule 144.
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
The Partnership’s registration statement on Form S-3, declared effective by the SEC on August 29, 2012, enables CRLLC to sell, from time to time, in one or more public offerings or direct placements, up to 38,920,000 common units.
Tax Risks
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to our unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Current law requires us to derive at least 90% of our annual gross income from specific activities to continue to be treated as a partnership, rather than as a corporation, for U.S. federal income tax purposes. We may not find it possible to meet this qualifying income requirement, or may inadvertently fail to meet this qualifying income requirement.
Although we do not believe based upon our current operations, that we will be treated as a corporation for U.S. federal income tax purposes, a change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity level taxation. We may in the future enter into new activities or businesses. If our legal counsel were to be unable to opine that gross income from any such activity or business will count toward satisfaction of the 90% gross income, or qualifying income, requirement to be treated as a partnership for U.S. federal income tax purposes, we could seek a ruling from the IRS that gross income we earn from any such activity or business will be qualifying income. There can be no assurance, however, that the IRS would issue a favorable ruling under such circumstances. If we did not receive a favorable ruling, we could choose to engage in the activity or business through a corporate subsidiary, which would subject the income related to such activity or business to entity-level taxation. Except to the extent that we in the future request a ruling regarding the qualifying nature of our income from a particular activity or business, we do not intend to request a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us.
If we were treated as a corporation for U.S. federal income tax purposes, or if we were otherwise subject to entity-level taxation, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay additional state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. The current administration and members of Congress from time to time have recently considered substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or other proposals will ultimately be enacted, any such changes could cause a substantial reduction in the value of our common units.
Several states currently subject partnerships to entity-level taxation. Specifically, we have been required to pay Texas franchise tax since the 2008 taxable year and Illinois replacement tax since the 2013 taxable year. Such taxes reduce our cash available for distribution to our unitholders. Other states are evaluating proposals to subject partnerships to entity-level taxation through the imposition of income, franchise or other forms of taxation. Imposition of these or similar taxes by any other state in which we do business will further reduce our cash available for distribution to our unitholders and could cause a substantial reduction in the value of our common units. We are unable to predict whether any of these or other proposals will ultimately be enacted.
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

        We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same common unit will be counted only once. Our sponsor directly and indirectly owns more than 50% of the total interests in our capital and profits. Therefore, a transfer by our sponsor of all or a portion of its interests in us could result in a termination of us as a partnership for U.S. federal income tax purposes. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than one year of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our technical termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated may request special relief that, if granted, would permit the partnership to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such common units at a price greater than their tax basis in those common units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation and depletion deductions and certain other items. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if our unitholders sell common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their shares of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.
We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations promulgated under the Internal Revenue Code, referred to as "Treasury Regulations." A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could cause a substantial reduction in the value of our common units or result in audit adjustments to our unitholders' tax returns.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued requiring a change, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Counsel has not rendered an opinion to us with respect to whether our monthly convention for allocating taxable income and losses is permitted by existing Treasury Regulations.
A unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose common units are loaned to a "short seller" to cover a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
Our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, unitholders are likely to be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own or control property now or in the future, even if they do not live in any of those jurisdictions. We currently own assets and conduct business in Kansas, Nebraska, Missouri, Texas, Ohio, Illinois, and Wisconsin. Kansas, Nebraska, Missouri, Illinois and Wisconsin currently impose a personal income tax on individuals. Kansas, Nebraska, Missouri, Illinois and Wisconsin also impose an income tax on corporations and other entities. Illinois imposes a replacement tax on corporations and other entities, and Texas imposes a franchise tax on corporations and other entities. Unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all U.S. federal, state, local and non-U.S. tax returns. Our counsel has not rendered an opinion on the state, local, or non-U.S. tax consequences of an investment in our common units.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We own one facility, our 60-acre nitrogen fertilizer plant, which is located in Coffeyville, Kansas. Our executive offices are located at 2277 Plaza Drive in Sugar Land, Texas, and our administrative office is located in Kansas City, Kansas. The offices in Sugar Land and Kansas City are leased by a subsidiary of CVR Energy and we pay a pro rata share of the rent on those offices. We believe that our owned facility, together with CVR Energy's leased facilities, will be sufficient for our needs over the next twelve months.
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
We completed the Phillipsburg, Kansas UAN terminal project in January 2013 at an estimated cost of $1.8 million. The UAN terminal project included the construction of a two million gallon UAN storage tank and related truck and rail car load-out facilities, to enable us to distribute up to approximately 20,000 tons of UAN fertilizer annually. The property that this terminal is constructed on is owned by a subsidiary of CVR Refining, who operates the terminal on our behalf.
The Dartmouth, Kansas UAN terminal project was substantially complete in December 2013, and the total capital costs incurred as of December 31, 2013 was approximately $1.4 million. It is anticipated that additional costs of approximately $0.6 million will be incurred in 2014 for a total cost of approximately $2.0 million. This terminal has the same capabilities as the Phillipsburg, Kansas terminal and is currently fully operational. The property that this terminal is located on is owned by the Pawnee County Cooperative Association, which operates the terminal for the Partnership.
Item 3.    Legal Proceedings
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 13, "Commitments and Contingencies" to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case, Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common units, which are listed on the NYSE under the symbol "UAN" commenced trading on April 8, 2011. The table below sets forth, for the quarter indicated, the high and low sales prices per unit of our common units:

2013:	High	Low
First Quarter	$30.00	$24.32
Second Quarter	27.50	21.00
Third Quarter	23.81	17.50
Fourth Quarter	19.98	15.11

2012:	High	Low
First Quarter	$31.00	$24.25
Second Quarter	29.35	19.21
Third Quarter	27.59	22.53
Fourth Quarter	27.90	22.91
There were 16 holders of record of our common units as of February 18, 2014. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Cash Distribution Policy
The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Beginning with the first quarter of 2013, available cash for each quarter has generally been calculated as Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.
Because our policy is to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low cash flow from operations, our unitholders have direct exposure to fluctuations in the amount of earnings generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our earnings during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in the price of nitrogen fertilizers. See "Business — Distribution, Sales and Marketing." Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis.

From time to time, we make prepaid sales, whereby we receive cash during one quarter in respect of product to be produced and sold in a future quarter, but we do not record revenue in respect of the cash received until the quarter when product is delivered.
The following is a summary of cash distributions paid to unitholders during the years ended December 31, 2013 and 2012 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	($ in millions, except per common units amounts)
Amount paid CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.36	$1.745
Common units outstanding	73,065	73,065	73,075	73,078

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	($ in millions, except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8
Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2
Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207
Common units outstanding	73,031	73,031	73,043	73,046

On February 19, 2014, the Board of Directors of the Partnership's general partner declared a cash distribution for the fourth quarter of 2013 to the Partnership's unitholders of $0.43 per common unit. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. Total cash distributions paid and to be paid based upon available cash for 2013 were approximately $1.98 per common unit.

Performance Graph
The following graph sets forth the cumulative return on our common units between April 8, 2011 and December 31, 2013, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Agrium, Inc., CF Industries Holdings, Inc., The Mosaic Company, Potash Corporation of Saskatchewan, Inc., Rentech Nitrogen Partners, LP, and Terra Nitrogen Company, LP. The graph assumes an investment of $100 on April 8, 2011 in our common units, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common units on December 31, 2013 was $16.46. The price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN APRIL 8, 2011 AND DECEMBER 31, 2013
among CVR Partners, LP, the Russell 2000 Index and a peer group

	Apr '11	Jun '11	Sep '11	Dec '11	Mar '12	Jun '12	Sep '12	Dec '12	Mar '13	Jun '13	Sep '13	Dec '13
CVR Partners,LP	100.00	127.98	136.46	147.18	158.95	149.10	165.53	162.00	149.68	139.22	111.36	105.65
Russell 2000 Index	100.00	98.40	76.60	88.11	98.74	94.96	99.59	101.01	113.16	116.24	127.70	138.38
Peer Group	100.00	101.67	86.67	92.91	127.02	123.27	142.65	139.04	131.97	120.94	116.20	105.73
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases of our common units during the fiscal quarter ended December 31, 2013. These represent common units that employees of our general partner elected to surrender to the Partnership to satisfy certain minimum tax withholding upon the vesting of units. The Partnership does not consider this to be a unit buyback program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	—	$—	—	—
November 1, 2013 to November 31, 2013	—	—	—	—
December 1, 2013 to December 31, 2013	18,190	16.02	—	—
Total	18,190	$16.02	—	—
Item 6.    Selected Financial Data
This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Report.
The selected consolidated financial information presented below under the caption Statement of Operations Data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2013 and 2012, has been derived from our audited consolidated financial statements included elsewhere in this Report. Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2013 and KPMG LLP, our predecessor independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2012 and 2011. The selected consolidated financial information presented below under the caption Statement of Operations Data for the years ended December 31, 2010 and 2009 and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements that are not included in this Report.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per unit data and as otherwise indicated)
Statement of Operations Data:
Net sales	$323.7	$302.3	$302.9	$180.5	$208.4
Cost of product sold — Affiliates(1)	10.8	11.5	11.7	5.8	9.5
Cost of product sold — Third parties(1)	47.3	34.6	30.8	28.5	32.7
	58.1	46.1	42.5	34.3	42.2
Direct operating expenses — Affiliates(1)(2)	4.1	2.3	1.2	2.3	2.1
Direct operating expenses — Third parties(1)	90.0	93.3	85.3	84.4	82.4
	94.1	95.6	86.5	86.7	84.5
Insurance recovery — business interruption	—	—	(3.4)	—	—
Selling, general and administrative expenses — Affiliates(1)(2)	16.0	17.2	16.5	16.7	12.3
Selling, general and administrative expenses — Third parties(1)	5.0	6.9	5.7	3.9	1.8
	21.0	24.1	22.2	20.6	14.1
Depreciation and amortization(1)	25.6	20.7	18.9	18.5	18.7
Operating income	$124.9	$115.8	$136.2	$20.4	$48.9
Interest expense and other financing costs	(6.3)	(3.8)	(4.0)	—	—
Interest income(3)	—	0.2	—	13.1	9.0
Other income (expense), net	0.1	0.1	0.2	(0.2)	—
Income before income taxes	$118.7	$112.3	$132.4	$33.3	$57.9
Income tax expense	0.1	0.1	—	—	—
Net income	$118.6	$112.2	$132.4	$33.3	$57.9
Available cash for distribution(4)	$145.2	$132.3	$114.4	—	—
Net income per common unit — basic(5)	$1.62	$1.54	$1.48	—	—
Net income per common unit — diluted(5)	$1.62	$1.53	$1.48	—	—
Weighted-average common units outstanding (in thousands):
Basic	73,072	73,039	73,008	—	—
Diluted	73,228	73,193	73,073	—	—

	Year Ended December 31,
	2013	2012	2011	2010	2009
Reconciliation to net sales (in millions):
Sales net plant gate	$281.5	$273.5	$266.6	$163.4	$186.3
Freight in revenue	30.2	22.4	22.1	17.0	21.3
Hydrogen	11.4	6.4	14.2	0.1	0.8
Other	0.6	—	—	—	—
Total net sales	$323.7	$302.3	$302.9	$180.5	$208.4

	As of December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$85.1	$127.8	$237.0	$42.7	$5.4
Working capital	108.4	116.6	229.4	27.1	135.5
Total assets	593.5	623.0	659.3	452.2	551.5
Total debt, including current portion	125.0	125.0	125.0	—	—
Partners' capital	439.9	446.2	489.5	402.2	519.9

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Cash Flow and Other Data:
Net cash flow provided by (used in):
Operating activities	$129.0	$133.5	$139.8	$75.9	$85.5
Investing activities	(43.7)	(81.1)	(16.4)	(9.0)	(13.4)
Financing activities	(128.0)	(161.5)	70.8	(29.6)	(75.8)
Net cash flow	$(42.7)	$(109.1)	$194.2	$37.3	$(3.7)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Capital expenditures for property, plant and equipment	$43.8	$82.2	$19.1	$10.1	$13.4

	Year Ended December 31,
	2013	2012	2011	2010	2009
Key Operating Data:
Production volume (thousand tons):
Ammonia (gross produced)(6)	402.0	390.0	411.2	392.7	435.2
Ammonia (net available for sale)(6)(7)	37.9	124.6	116.8	155.6	156.6
UAN (tons in thousands)	930.6	643.8	714.1	578.3	677.7
Pet coke consumed (thousand tons)	487.0	487.3	517.3	436.3	483.5
Pet coke (cost per ton)	$30	$33	$33	$17	$27
Sales (thousand tons):
Ammonia	40.5	127.8	112.8	164.7	159.9
UAN	904.6	643.5	709.3	580.7	686.0
Product pricing (plant gate) (dollars per ton)(8):
Ammonia	$643	$613	$579	$361	$314
UAN	$282	$303	$284	$179	$198
On-stream factors(9):
Gasification	95.6%	92.6%	99.0%	89.0%	97.4%
Ammonia	94.4%	91.1%	97.7%	87.7%	96.5%
UAN	91.9%	86.4%	95.5%	80.8%	94.1%
Market Indicators:
Natural gas NYMEX (dollars per MMBtu)	$3.73	$2.83	$4.03	$4.38	$4.16
Ammonia — Southern Plains (dollars per ton)	581	647	619	437	306
UAN — Corn belt (dollars per ton)	337	369	379	266	218
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.
Depreciation and amortization is comprised of the following components as excluded from direct operating expenses and cost of product sold:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$25.3	$20.6	$18.8	$18.5	$18.7
Depreciation and amortization excluded from cost of product sold	0.3	0.1	0.1	—	—
Total depreciation and amortization	$25.6	$20.7	$18.9	$18.5	$18.7

(2)
Our direct operating expenses and selling, general and administrative expenses are shown exclusive of depreciation and amortization and include amounts for share-based compensation. The years ended December 31, 2013, 2012, 2011, 2010 and 2009 include a charge related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with Accounting Standards Codification Topic ("ASC") 718. See Note 3 ("Share‑Based Compensation") to the consolidated financial statements for further discussion of allocated share-based compensation expenses. The amounts were:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$0.1	$0.4	$0.5	$0.7	$0.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	2.1	4.2	5.4	8.3	3.0
Total	$2.2	$4.6	$5.9	$9.0	$3.2

(3)
Interest income for the years ended December 31, 2010 and 2009 is primarily attributable to a due from affiliate balance owed to us by Coffeyville Resources as a result of affiliate loans. The due from affiliate balance was distributed to Coffeyville Resources in December 2010. Accordingly, such amounts are no longer owed to us.

(4)
Beginning with the first quarter 2013, the board of directors of our general partner adopted an amended policy to calculate available cash starting with Adjusted EBITDA. For 2013, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate. For the year ended December 31, 2011, available cash for distributions was calculated for the period beginning at the closing of our Initial Public Offering (April 13, 2011) through December 31, 2011. Available cash for distribution may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

(5)
We have omitted net income per unit during the period we operated as a partnership through the closing of our Initial Public Offering because during those periods we operated under a different capital structure than what we are operating under following the closing of our Initial Public Offering, and, therefore, the information is not meaningful. Per unit data for the twelve months ending December 31, 2011 is calculated for the period beginning at the closing of our Initial Public Offering (April 13, 2011) through December 31, 2011.

(6)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. As a result of the completion of the UAN expansion project in February 2013, we now upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(7)	In addition to the produced ammonia, the Partnership acquired approximately 17,000 tons of ammonia, which was upgraded to UAN during the year ended December 31, 2013.

(8)
Plant gate sales per ton represent net sales less freight and hydrogen revenue divided by product sales volume in tons in the reporting period, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(9)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the planned downtime associated with replacement of damaged catalyst, the unplanned Linde air separation unit outages, the impact of the UAN expansion coming on-line and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN. Excluding the major scheduled turnaround and the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2012 would have been 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2011 would have been 99.2% for gasifier, 98.0% for ammonia and 95.7% for UAN. Excluding the impact of the Linde air separation unit outage, the rupture of the high-pressure UAN vessel and the major scheduled turnaround, the on-stream factors for the year ended December 31, 2010 would have been 97.6% for gasifier, 96.8% for ammonia and 96.1% for UAN. Excluding the impact of the Linde air separation unit outage in 2009, the on-stream factors would have been 99.3% for gasifier, 98.4% for ammonia and 96.1% for UAN for the year ended December 31, 2009.

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
All forward-looking statements contained in this Report speak only as of the date of this document. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.
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
Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the recent completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2013, we produced 930,643 tons of UAN and 401,971 tons of ammonia. Approximately 95% of our produced ammonia tons and substantially all of the purchased ammonia were upgraded into UAN.
The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis and pet coke prices have been more stable when compared to natural gas prices. By using pet coke as the primary raw material feedstock instead of natural gas, we believe our nitrogen fertilizer business has historically been one of the lower cost producers and marketers of UAN and ammonia fertilizers in North America. We currently purchase most of our pet coke from CVR Refining pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal.

During the past five years, over 70% of the pet coke consumed by our plant was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery.
Our Initial Public Offering
On April 13, 2011, we completed our Initial Public Offering of 22,080,000 common units priced at $16.00 per unit. The net proceeds to us from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from our Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership's obligation to reimburse CRLLC for certain capital expenditures it made on our behalf; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of our Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by our general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from our credit facility; and the balance was used for or will be used for general partnership purposes, including our UAN expansion and approximately $23.1 million which was used to fund other profit and growth capital expenses since the Initial Public Offering.
Secondary Public Offering

On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the “Secondary Offering”). The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC.

Following the closing of the Secondary Offering and as of December 31, 2013, public security holders held approximately 47% of all outstanding common units and CRLLC held approximately 53% of all outstanding common units and the general partner interest.
CVR Energy Transaction Agreement
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the “Transaction Agreement”) with IEP Energy LLC and certain of its affiliates (collectively “IEP” and formerly disclosed as Icahn Enterprises). Pursuant to the Transaction Agreement, IEP offered (the “Offer”) to purchase all of the issued and outstanding shares of CVR Energy’s common stock (the “IEP Acquisition”) for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment (“CCP”) right for each share which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of CVR Energy was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.
On May 7, 2012, IEP announced that control of CVR Energy had been acquired through the Offer. As of December 31, 2013, IEP owned approximately 82% of the shares of CVR Energy.
Major Influences on Results of Operations
Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Unlike our competitors, we do not use natural gas as a feedstock and use a minimal amount of natural gas as an energy source in our operations. As a result, volatile swings in natural gas prices have a minimal impact on our results of operations. Instead, CVR Refining's adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a 20 year pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets.
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
Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizers. Over the past several years, natural gas prices have experienced high levels of price volatility. However, calendar year 2012 and 2013 were two of the lowest priced years for natural gas prices as compared to the last 10 years. This pricing and volatility has a direct impact on our competitors' cost of producing nitrogen fertilizer.
In order to assess our operating performance, we calculate plant gate price to determine our operating margin. Plant gate price refers to the unit price of fertilizer, in dollars per ton, offered on a delivered basis from the ship point, excluding final shipment costs.
We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2013, approximately 53% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of the nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors' revenues is derived from the lower margin industrial market. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability. Going forward, as a result of the UAN expansion project completion, we expect to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so.
The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the year ended December 31, 2013, we upgraded approximately 95% of our ammonia production into UAN, a product that presently generates greater profit than ammonia. During 2012, we upgraded approximately 68% of our ammonia production into UAN.
The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 84% of direct operating expenses over the 24 months ended December 31, 2013.
Our largest raw material expense is pet coke, which we purchase from CVR Refining and third parties. For the years ended December 31, 2013, 2012 and 2011, we spent approximately $14.6 million, $16.2 million and $16.8 million, respectively, for pet coke, which equaled an average cost per ton of $30, $33 and $33, respectively.
Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a facility turnaround approximately every two to three years. The turnaround typically lasts 13-15 days each turnaround and costs approximately $3.0 million to $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2012, at a cost of approximately $4.8 million. The Partnership is planning to defer the next full facility turnaround to 2015. It is anticipated that a less involved facility shutdown will be performed mid-year 2014 to upgrade the pressure swing absorption unit, which is projected to increase hydrogen recovery sufficient to produce approximately 7,000 to 8,000 tons of additional ammonia fertilizer annually.
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
The services agreement, which became effective in October 2007, resulted in charges of approximately $10.0 million, $7.1 million and $8.2 million for the fiscal years ended December 31, 2013, 2012 and 2011, respectively (excluding share-based compensation), included in selling, general and administrative expenses (exclusive of depreciation and amortization) in our Consolidated Statements of Operations.
CVR Refining, LP Initial Public Offering
On January 23, 2013, CVR Refining, an affiliate of the Partnership, completed its initial public offering (the "Refining Partnership IPO"). CVR Refining's common units are listed on the NYSE and are traded under the symbol "CVRR." Following the Refining Partnership IPO and subsequent transactions, CVR Energy indirectly owns CVR Refining's general partner and, at December 31, 2013, approximately 71% of CVR Refining's outstanding common units.
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

On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above.
2012 Turnaround
During the fourth quarter of 2012, we completed a planned turnaround of the nitrogen fertilizer plant at a total cost of approximately $4.8 million. The majority of these costs were expensed in the fourth quarter of 2012. Operating income and cash flows in the fourth quarter of 2012 were negatively impacted by both the incremental operating expenses and the lost revenues that we would have generated had the nitrogen fertilizer plant not been shut down. No planned major turnaround activities occurred in 2013 or 2011.
Industry Factors
Global demand for fertilizers is driven primarily by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1971 to 2011, global fertilizer demand grew 2.2% annually. Fertilizer use is projected to increase by 45% between 2005 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China's wheat and coarse grains production increased 53% between 2002 and 2013, but still failed to keep pace with increases in demand, prompting China to grow its imports by more than 800% over the same period, according to the United States Department of Agriculture.
World grain demand increased 10%, from 2009 to 2013, leading to a tight grain supply environment and significant increases in grain prices that is highly supportive of fertilizer prices. While pricing for UAN at December 31, 2013 was lower than the average annual price for 2013, average annual corn belt UAN prices increased 55% from $218 per ton in 2009 to $337 per ton in 2013.
Nitrogen fertilizer prices have decoupled from their historical correlation with natural gas prices and are now driven primarily by demand dynamics. During the last five years, corn prices in Illinois have averaged $5.30 per bushel, an increase of 75% above the average price of $3.02 per bushel during the preceding five years. At existing grain prices and prices implied by futures markets, farmers are expected to generate substantial profits, leading to relatively inelastic demand for fertilizers.
The United States is the world's largest exporter of coarse grains, accounting for 30% of world exports and 26% production, according to the USDA. Fertecon estimates the United States is the world's third largest consumer of nitrogen fertilizer and historically the world's first or second largest importer of nitrogen fertilizer, importing approximately 42% of its nitrogen fertilizer needs. North American producers have a significant and sustainable cost advantage over European producers that export to the U.S. market. Over the last decade, the North American nitrogen fertilizer market has experienced significant consolidation through plant closures and corporate consolidation.
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

The tables below provide an overview of our results of operations, relevant market indicators and our key operating statistics during the fiscal years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
Financial Results	2013	2012	2011
	(in millions)
Net sales	$323.7	$302.3	$302.9
Cost of product sold — Affiliates(1)	10.8	11.5	11.7
Cost of products sold — Third Parties(1)	47.3	34.6	30.8
	58.1	46.1	42.5
Direct operating expenses — Affiliates(1)(2)	4.1	2.3	1.2
Direct operating expenses — Third Parties(1)	90.0	93.3	85.3
	94.1	95.6	86.5
Insurance recovery — business interruption	—	—	(3.4)
Selling, general and administrative expenses — Affiliates(1)(2)	16.0	17.2	16.5
Selling, general and administrative expenses — Third Parties(1)	5.0	6.9	5.7
	21.0	24.1	22.2
Depreciation and amortization(1)	25.6	20.7	18.9
Operating income	$124.9	$115.8	$136.2
Interest expense and other financing costs	(6.3)	(3.8)	(4.0)
Interest income	—	0.2	—
Other income (expense)	0.1	0.1	0.2
Total other income (expense)	(6.2)	(3.5)	(3.8)
Income before income tax expense	$118.7	$112.3	$132.4
Net income	$118.6	$112.2	$132.4
EBITDA(3)	$150.6	$136.6	$155.3
Adjusted EBITDA(3)	$152.8	$148.2	$162.6
Available cash for distribution(4)	$145.2	$132.3	$114.4
Reconciliation to net sales:
Sales net plant gate	$281.5	$273.5	$266.6
Freight in revenue	30.2	22.4	22.1
Hydrogen	11.4	6.4	14.2
Other	0.6	—	—
Total net sales	$323.7	$302.3	$302.9

	As of December 31,
	2013	2012	2011
	(in millions)
Balance Sheet Data
Cash and cash equivalents	$85.1	$127.8	$237.0
Working capital	108.4	116.6	229.4
Total assets	593.5	623.0	659.3
Total debt, including current portion	125.0	125.0	125.0
Partners' capital	439.9	446.2	489.5

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flow and Other Data
Net cash flow provided by (used in):
Operating activities	$129.0	$133.5	$139.8
Investing activities	(43.7)	(81.1)	(16.4)
Financing activities	(128.0)	(161.5)	70.8
Net cash flow	$(42.7)	$(109.1)	$194.2
Capital expenditures for property, plant and equipment	$43.8	$82.2	$19.1
_______________________________________

(1)	Amounts are shown exclusive of depreciation and amortization.
Depreciation and amortization is comprised of the following components:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$25.3	$20.6	$18.8
Depreciation and amortization excluded from cost of product sold	0.3	0.1	0.1
Total depreciation and amortization	$25.6	$20.7	$18.9

(2)
Our direct operating expenses and selling, general and administrative expenses are shown exclusive of depreciation and amortization and include amounts for share-based compensation. The years ended December 31, 2013, 2012 and 2011 include a charge related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. See Note 3 ("Share‑Based Compensation") to the consolidated financial statements for further discuss of allocated share-based compensation expenses. The charges for allocated share-based compensation were:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization)	$0.1	$0.4	$0.5
Selling, general and administrative expenses (exclusive of depreciation and amortization)	2.1	4.2	5.4
Total	$2.2	$4.6	$5.9

(3)
EBITDA is defined as net income before net interest (income) expense, income tax expense, and depreciation and amortization expense, which are items management believes affect the comparability of operating results.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. We present Adjusted EBITDA because it is a key measure used in material covenants in our credit facility and because it is the starting point for the calculation of our available cash for distribution. EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flows from operations. Management believes that EBITDA and Adjusted EBITDA enable investors and analysts to better understand our ability to make distributions to our common unitholders and our compliance with the covenants contained in our credit facility. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.
A reconciliation of our net income to EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$118.6	$112.2	$132.4
Add:
Interest expense, net	6.3	3.6	4.0
Income tax expense	0.1	0.1	—
Depreciation and amortization	25.6	20.7	18.9
EBITDA	150.6	136.6	155.3
Add:
Major scheduled turnaround expenses	—	4.8	—
Share-based compensation, non-cash	2.2	6.8	7.3
Adjusted EBITDA	$152.8	$148.2	$162.6

(4)
Beginning with the first quarter 2013, the board of directors of our general partner adopted an amended policy to calculate available cash starting with Adjusted EBITDA. For 2013, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate. For the year ended December 31, 2011, available cash for distributions was calculated for the period beginning at the closing of our Initial Public Offering (April 13, 2011) through December 31, 2011. Available cash for distribution may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

Available cash for distribution is not a recognized term under GAAP. Available cash should not be considered in isolation or as an alternative to net income or operating income, as a measure of operating performance. In addition, available cash for distribution is not presented as, and should not be considered, an alternative to cash flows from operations or as a measure of liquidity. Available cash as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

Below is a table reconciling the available cash for distribution for the three months and year ended December 31, 2013:

	Three Months Ended December 31, 2013	Year Ended December 31, 2013
	(in millions, except units and per unit data)
	(unaudited)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$36.6	$152.8
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.4)	(5.4)
Maintenance capital expenditures	(1.5)	(3.5)
Cash reserves for future operating needs	(2.2)	(2.2)
Plus:
Distribution of previously established cash reserves	—	2.5
Other non-cash adjustments	—	1.0
Available cash for distribution	$31.5	$145.2
Available cash for distribution, per unit	$0.43	$1.98
Common units outstanding (in thousands)	73,113
The following tables show selected information about key operating statistics and market indicators for our business:

	Year Ended December 31,
Key Operating Statistics	2013	2012	2011
Production (thousand tons):
Ammonia (gross produced)(1)	402.0	390.0	411.2
Ammonia (net available for sale)(1)(2)	37.9	124.6	116.8
UAN	930.6	643.8	714.1
Pet coke consumed (thousand tons)	487.0	487.3	517.3
Pet coke (cost per ton)(3)	$30	$33	$33
Sales (thousand tons):
Ammonia	40.5	127.8	112.8
UAN	904.6	643.5	709.3
Product price (plant gate) (dollars per ton)(4):
Ammonia	$643	$613	$579
UAN	$282	$303	$284
On-stream factor(5):
Gasification	95.6%	92.6%	99.0%
Ammonia	94.4%	91.1%	97.7%
UAN	91.9%	86.4%	95.5%

	Annual Average For Year Ended December 31,
Market Indicators	2013	2012	2011
Natural gas NYMEX (dollars per MMbtu)	$3.73	$2.83	$4.03
Ammonia — Southern Plains (dollars per ton)	581	647	619
UAN — Corn belt (dollars per ton)	337	369	379
_______________________________________

(1)
Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. As a result of the completion of the UAN expansion project in February 2013, we now upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)	In addition to the produced ammonia, the Partnership acquired approximately 17,000 tons of ammonia, which was upgraded to UAN during the year ended December 31, 2013.

(3)
Our pet coke cost per ton purchased from CVR Energy averaged $27, $30 and $28 for the years ended December 31, 2013, 2012 and 2011, respectively. Third-party pet coke prices averaged $40, $42 and $45 for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)
Plant gate price per ton represents net sales less freight revenue and hydrogen revenue divided by product sales volume in tons in the reporting period, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the planned downtime associated with replacement of damaged catalyst, the unplanned Linde air separation unit outages, the impact of the UAN expansion coming on-line and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN. Excluding the major scheduled turnaround and the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2012 would have been 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2011 would have been 99.2% for gasifier, 98.0% for ammonia and 95.7% for UAN.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net Sales.    Nitrogen fertilizer net sales were $323.7 million for the year ended December 31, 2013, compared to $302.3 million for the year ended December 31, 2012. Sales of both UAN and ammonia for the year ended December 31, 2012 were negatively impacted by the downtime associated with the major scheduled turnaround during 2012. The net sales increase of $21.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was the result of higher sales volumes for UAN ($82.2 million), higher hydrogen sales volumes to CVR Energy's refinery ($5.3 million) and higher prices for ammonia ($3.6 million), offset by lower sales volumes for ammonia ($57.6 million) and lower prices for UAN ($12.4 million). The following table demonstrates the impact of changes in sales volumes and sales price for UAN, ammonia and hydrogen for the year ended December 31, 2013 compared to the year ended December 31, 2012. For the year ended December 31, 2013, UAN, ammonia and hydrogen made up $284.9 million, $26.8 million, and $11.4 million of our net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $215.1 million, $80.8 million and $6.4 million, respectively, for the year ended December 31, 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	904,596	$315	$284.9	643,514	$334	$215.1	261,082	$69.8	$(12.4)	$82.2
Ammonia	40,535	$660	$26.8	127,843	$632	$80.8	(87,308)	$(54.0)	$3.6	$(57.6)
Hydrogen	1,165,300	$10	$11.4	624,242	$10	$6.4	541,058	$5.0	$(0.3)	$5.3
_______________________________________

(1)	UAN and ammonia sales volume are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges.

(3)	Sales dollars in millions.
In regard to product sales volumes for the year ended December 31, 2013, our nitrogen fertilizer operations experienced an increase of 40.6% in UAN sales unit volumes and a decrease of 68.3% in ammonia sales unit volumes. The increase in UAN sales volume for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to the UAN expansion coming on-line in February of 2013. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.6%, 94.4% and 91.9%, respectively, for the year ended December 31, 2013. On-stream factors for the gasification, ammonia and UAN units were 92.6%, 91.1% and 86.4%, respectively, for the year ended December 31, 2012. Production during the year ended December 31, 2012 was significantly reduced due to the major turnaround in the fourth quarter. Excluding the planned downtime associated with replacement of damaged catalyst, the unplanned Linde air separation unit outages, impact of the UAN expansion coming on-line and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN.
Plant gate prices are prices at the designated delivery point less the final shipment cost we absorb to deliver the product. We believe plant gate price is a meaningful measure because we sell products both at our plant gate (sold plant) and delivered to the customer's designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month to month or year to year. The plant gate price provides a measure that is consistently comparable period to period. Plant gate prices for ammonia increased approximately 4.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and plant gate prices for UAN decreased approximately 6.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2013 was $58.1 million, compared to $46.1 million for the year ended December 31, 2012. The $12.0 million increase resulted from $12.7 million in higher costs from transactions with third parties, which is offset by lower costs from transactions with affiliates of $0.7 million. The higher third-party costs incurred during the year ended December 31, 2013 were primarily the result in purchased ammonia expenses compared to 2012 and increased freight costs primarily associated with increased sales volumes. These costs were partially offset by lower pet coke costs per ton.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2013 were $94.1 million, as compared to $95.6 million for the year ended December 31, 2012. The total decrease of $1.5 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was comprised of a $3.3 million decrease in costs from transactions with third parties, partially offset by a $1.8 million increase in direct operating costs from affiliates. The decrease resulted primarily from lower property taxes ($11.7 million) and the 2012 turnaround costs ($4.8 million), partially offset by higher utilities ($7.5 million), catalyst amortization ($2.5 million), insurance ($1.1 million), repairs and maintenance ($1.0 million), reduced operating expenses during 2012 from the receipt of the reactor rupture insurance proceeds ($1.0 million) and chemical costs ($0.9 million). The decrease in taxes was due to a settlement between Montgomery County and CRNF, during the year ended December 31, 2013, which has and will lower CRNF's property taxes. The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013. The increase in the catalyst amortization is largely the result of the planned replacement of damaged catalyst.
Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $21.0 million for the year ended December 31, 2013, as compared to $24.1 million for the year ended December 31, 2012. The decrease of $3.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was the result of a decrease in costs from transactions with third parties ($1.9 million) coupled with a decrease in costs from transactions with affiliates ($1.2 million). The overall variance was primarily the result of a decrease in share-based compensation ($3.7 million) and outside services ($0.7 million), partially offset by increases expenses related to the services agreement ($2.9 million).
Operating Income.    Nitrogen fertilizer operating income was $124.9 million for the year ended December 31, 2013, as compared to operating income of $115.8 million for the year ended December 31, 2012. The increase of $9.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was the result of the increase in sales ($21.4 million) and decreases in selling, general, and administrative expense ($3.1 million) and direct operating expenses ($1.5 million), partially offset by an increase in cost of products sold ($12.0 million) and depreciation and amortization ($4.9 million). Depreciation and amortization expense was higher for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the UAN expansion coming on-line in February 2013.

Interest Expense and Other Financing Costs.    Interest expense was approximately $6.3 million for the year ended December 31, 2013 and $3.8 million for the year ended December 31, 2012. Interest expense for the year ended December 31, 2013 and 2012 was primarily attributable to bank interest expense on the $125.0 million term loan facility, interest rate swap expense and deferred financing amortization. The increase is primarily due to the decrease in capitalized interest from $3.2 million in the year ending December 31, 2012 to $0.6 million in the year ending December 31, 2013.
Net Income.    For the year ended December 31, 2013, net income was $118.6 million, as compared to $112.2 million of net income for the year ended December 31, 2012, a increase of $6.4 million. The increase in net income was primarily due to the factors noted above.
Year Ended December 31, 2012 compared to the Year Ended December 31, 2011
Net Sales.    Nitrogen fertilizer net sales were $302.3 million for the year ended December 31, 2012, compared to $302.9 million for the year ended December 31, 2011. For the year ended December 31, 2012, UAN, ammonia and hydrogen made up $215.1 million, $80.8 million and $6.4 million of our net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $221.5 million, $67.2 million and $14.2 million, respectively, for the year ended December 31, 2011. Sales of both UAN and ammonia for the year ended December 31, 2012 were negatively impacted by the downtime associated with the major scheduled turnaround during 2012. The net sales decrease of $0.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was the result of lower UAN and hydrogen sales volumes. This decrease was largely offset by increased ammonia and UAN plant gate prices and higher ammonia sales volumes. The following table demonstrates the impact of changes in sales volumes and sales price for ammonia, UAN and hydrogen for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	Year Ended December 31, 2012			Year Ended December 31, 2011			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance
UAN	643,514	$334	$215.1	709,280	$312	$221.5	(65,766)	$(6.4)	$14.2	$(20.6)
Ammonia	127,843	$632	$80.8	112,775	$596	$67.2	15,068	$13.6	$4.6	$9.0
Hydrogen	624,242	$10	$6.4	1,389,796	$10	$14.2	(765,554)	$(7.8)	$(0.1)	$(7.7)
_______________________________________

(1)	UAN and ammonia sales volume are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges.

(3)	Sales dollars in millions.
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

Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) for our nitrogen fertilizer operations include costs associated with the actual operations of the nitrogen fertilizer plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Nitrogen fertilizer direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012 were $95.6 million, as compared to $86.5 million for the year ended December 31, 2011. The total increase of $9.1 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was comprised of a $8.0 million increase in costs from transactions with third parties, coupled with $1.1 million of increased direct operating costs from affiliates. The $9.1 million net increase was primarily due to increases in expenses associated with the 2012 turnaround ($4.8 million), labor ($2.6 million), utilities ($1.6 million) and insurance ($1.0 million) and decreased insurance reimbursements ($1.5 million). The increases in direct operating expenses were offset by decreases in repairs and maintenance ($1.2 million) and catalysts ($1.0 million).
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
Operating Income.    Nitrogen fertilizer operating income was $115.8 million for the year ended December 31, 2012, as compared to operating income of $136.2 million for the year ended December 31, 2011. The decrease of $20.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily the result of the decrease in nitrogen fertilizer margins ($4.2 million), increased direct operating costs ($9.1 million), both of which were negatively impacted by the major turnaround in 2012. Additional decreases in operating income were due to business interruption recoveries in 2011 ($3.4 million), higher depreciation and amortization ($1.8 million) and increased selling, general and administrative expenses (exclusive of depreciation and amortization) ($1.9 million).
Net Income.    For the year ended December 31, 2012, net income was $112.2 million, as compared to $132.4 million of net income for the year ended December 31, 2011, a decrease of $20.2 million. The decrease in net income was primarily due to the decrease in operating income offset by an increase in interest income and a reduction in interest expense.
Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations, which includes cash advances from customers resulting from forward sales. Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations, remaining proceeds from the Initial Public Offering, and available borrowings under our revolving credit facility will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

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
Cash Balance and Other Liquidity
As of December 31, 2013, we had cash and cash equivalents of $85.1 million including $0.7 million of customer advances. Working capital at December 31, 2013 was $108.4 million, consisting of $135.8 million in current assets and $27.4 million in current liabilities. Working capital at December 31, 2012 was $116.6 million, consisting of $166.1 million in current assets and $49.5 million in current liabilities. As of February 18, 2014, we had cash and cash equivalents of approximately $106.0 million.
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
As of December 31, 2013, no amounts were drawn under the $25.0 million revolving credit facility.
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
Restrictive Covenants and Other Matters
Our credit facility requires us to maintain (i) a minimum interest coverage ratio (ratio of Consolidated Adjusted EBITDA to interest) as of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (ratio of debt to Consolidated Adjusted EBITDA) of any fiscal quarter ending of 3.0 to 1.0, in all cases calculated on a trailing four quarter basis. In addition, the credit facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of certain of our subsidiaries to, among other things:

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
As of December 31, 2013, we were in compliance with the covenants under the credit facility.
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
On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements. The Interest Rate Swap agreements commenced on August 12, 2011. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for the years ended December 31, 2013, 2012 and 2011 is $1.1 million, $1.0 million and $0.4 million, respectively, in interest expense. For the year ended December 31, 2013, the Partnership recorded a decrease in fair market value on the Interest Rate Swap agreements of $0.2 million, which is unrealized, in accumulated other comprehensive income.
Capital Spending
Our total capital expenditures for the year ended December 31, 2013 were $43.8 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $43.8 million spent for the year ended December 31, 2013, $3.5 million was related to maintenance capital projects and the remainder was related to growth capital projects including the plant expansion discussed below. Major scheduled turnaround expenses are expensed when incurred.
Our growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. We completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest. During the years ended December 31, 2013, 2012 and 2011, approximately $24.3 million, $64.5 million and $12.6 million, respectively, have been spent. The UAN expansion construction was completed in February 2013 and our expanded facility was running at full operating rates prior to the end of the first quarter.
In addition to the UAN expansion capital expenditures, we spent approximately $15.3 million, excluding capitalized interest in the calendar year ended December 31, 2013 on growth projects. Included in this amount was approximately $5.5 million for the purchase of rail cars, $3.5 million for UAN process optimization and $1.4 million for the Dartmouth UAN terminal, with the remaining expenditures for miscellaneous other projects.
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

In April 2013, the Partnership approved a UAN terminal project that included the construction of the two million gallon UAN storage tank and related truck and rail car load-out facilities that are located in Dartmouth, Kansas. The purpose of the UAN terminal is to distribute approximately 20,000 tons of UAN fertilizer annually. This terminal became operational in December 2013 and the total costs are estimated at approximately $2.0 million.
Our future capital spending will be determined by the board of directors of our general partner. The data contained below represents our current estimates for 2014, but these estimates may change as a result of unforeseen circumstances and a change in our plans. These estimates may be revised from time to time or amounts may not be spent in the manner discussed below. Our maintenance capital expenditures are expected to be approximately $11.0 million for the year ending December 31, 2014.
In 2014, we intend to expand and revamp the pressure swing adsorption (“PSA”) unit, the total cost will be approximately $5.0 million to $7.0 million. It is anticipated that a less involved facility shutdown will be performed mid-year to upgrade the PSA unit, which is projected to increase hydrogen recovery sufficient to produce approximately 7,000 to 8,000 tons of additional ammonia fertilizer annually.
Planned capital expenditures for 2014 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer plant. Capital spending for our business has been and will be determined by our general partner.
The nitrogen fertilizer plant underwent a previously scheduled major turnaround in the fourth quarter of 2012. The turnaround cost was approximately $4.8 million, which was funded from operating cash flow. Operating income and cash flows in the fourth quarter of 2012 were negatively impacted by both the incremental operating expenses and the lost revenues that we would have generated had the nitrogen fertilizer plant not been shut down. The Partnership is planning to defer the next full facility turnaround to 2015.
Distributions to Unitholders
The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Beginning with the first quarter of 2013, available cash for each quarter has generally been calculated as Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, and depreciation amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

The following is a summary of cash distributions paid to unitholders during 2013 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	($ in millions, except units and per common units amounts)
Amount paid CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.36	$1.745
Common units outstanding	73,065,143	73,065,143	73,074,945	73,078,048

On February 19, 2014, the Board of Directors of the Partnership's general partner declared a cash distribution for the fourth quarter of 2013 to the Partnership's unitholders of $0.43 per common unit. The cash distribution will be paid on March 10, 2014 to unitholders of record at the close of business on March 3, 2014. Total cash distributions paid and to be paid based upon available cash for 2013 were approximately $1.98 per common unit.

Cash Flows
The following table sets forth our cash flows for the periods indicated below (in millions):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$129.0	$133.5	$139.8
Investing activities	(43.7)	(81.1)	(16.4)
Financing activities	(128.0)	(161.5)	70.8
Net increase (decrease) in cash and cash equivalents	$(42.7)	$(109.1)	$194.2
Cash Flows Provided by Operating Activities
For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.
Net cash flows provided by operating activities for the year ended December 31, 2013 were $129.0 million. The positive cash flow from operating activities generated over this period was primarily attributable to net income of $118.6 million and non-cash depreciation and amortization of $25.6 million, partially offset by unfavorable impacts to working capital. The increase to net income was primarily driven by strong UAN product volumes, partially offset by a decline in product prices. The increase in product volumes were primarily attributable to the UAN expansion coming on-line during February of 2013. For the year ended December 31, 2013, trade working capital decreased our operating cash flow by $5.4 million due to an increase in inventory of $4.1 million, an increase in accounts receivable of $0.7 million and a decrease in accounts payable of $0.6 million. Fluctuations in other working capital resulted in a decrease to operating cash flows of $13.0 million, primarily due to an increase to prepaid expense of $7.6 million and a decrease to accrued expenses and other current liabilities of $5.1 million.
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
Cash Flows Used In Investing Activities
Net cash flows used in investing activities for the years ended December 31, 2013, 2012 and 2011 were $43.7 million, $81.1 million and $16.4 million, respectively, and were primarily the result of capital expenditures. For the years ended December 31, 2013, 2012 and 2011, the capital expenditures primarily related to the UAN expansions that contributed approximately $24.3 million, $64.5 million and $12.6 million, respectively. For the years ended December 31, 2012 and December 31, 2011, capital expenditures were partially offset by approximately $1.0 million and $2.7 million, respectively, of insurance proceeds received in connection with the rupture of the high-pressure UAN vessel.
Cash Flows Provided By (Used In) Financing Activities
Net cash flows used in financing activities for the year ended December 31, 2013 were $128.0 million, compared to net cash flows used in financing activities for the year ended December 31, 2012 of $161.5 million and net cash flows provided by financing activities for the year ended December 31, 2011 of $70.8 million. The net cash used in financing activities for the years ended December 31, 2013 and 2012 were primarily attributable to quarterly cash distributions of $127.5 million and $161.2 million, respectively. The net cash provided by financing activities for the year ended December 31, 2011 was attributable to the issuance of $125.0 million of long-term debt and the $324.9 million of proceeds from the Initial Public Offering, offset by the $276.7 million distributed to our affiliates on or before the Initial Public Offering, as well as the quarterly cash distributions paid subsequent to the Initial Public Offering of $71.4 million, and the $26.0 million used to purchase our general partner's incentive distribution rights from an affiliate.

Capital and Commercial Commitments
We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2013 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments for the five years ending December 31, 2018 and thereafter.
Contractual Obligations

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Long-term debt(1)	$125.0	$—	$—	$125.0	$—	$—	$—
Operating leases(2)	25.1	5.4	5.2	4.8	2.8	2.0	4.9
Unconditional purchase obligations(3)	37.3	10.5	4.6	4.6	4.7	4.6	8.3
Unconditional purchase obligations with affiliates(4)	134.6	9.8	9.4	9.6	9.9	9.9	86.0
Interest payments(5)	10.6	4.6	4.6	1.4	—	—	—
Total	$332.6	$30.3	$23.8	$145.4	$17.4	$16.5	$99.2
_______________________________________

(1)
We entered into a credit facility during 2011. The credit facility included a $125.0 million term loan and a $25.0 million revolving credit facility. As of December 31, 2013, no amounts were outstanding under the revolving credit facility.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)
The amounts include commitments under an electric supply agreement with the City of Coffeyville, Kansas, a product supply agreement with Linde and a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement with HollyFrontier Corporation ends in December 2014 and may be renewed.

(4)
The amounts include commitments under our long-term pet coke supply agreement with CRRM, a wholly-owned subsidiary of CVR Refining, having an initial term that ends in 2027, subject to renewal. The Partnership’s purchase obligations for pet coke from CRRM have been derived from a calculation of the average pet coke price paid to CRRM over the preceding two year period.

(5)	Interest payments are based on the current interest rate on December 31, 2013.
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
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. On January 31, 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. The Partnership adopted these standards as of January 1, 2013. The adoption of these standards expanded the Partnership's consolidated financial statement footnote disclosures.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Partnership to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the income statement line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and is to be applied prospectively. The Partnership adopted this standard as of January 1, 2013. The adoption of this standard did not materially expand the Partnership's consolidated financial statements and footnote disclosures.
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
Goodwill
To comply with ASC 350, Intangibles — Goodwill and Other, or ASC 350, we perform a test for goodwill impairment annually, or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed in the fourth quarter of each year. Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, we completed our annual test for impairment of goodwill as of November 1, 2013, 2012 and 2011, respectively. For 2013, 2012 and 2011, the annual test of impairment indicated that goodwill was not impaired.
In testing our goodwill for impairment, we have applied the guidance in ASU No. 2011- 08, which allows an alternative in certain situations that simplifies the impairment testing of goodwill. This guidance allows an entity the option to first perform a qualitative evaluation to determine whether it is necessary to perform the quantitative two-step goodwill impairment analysis.

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
Allocation of Costs
Our consolidated financial statements include an allocation of costs that have been incurred by CVR Energy or Coffeyville Resources on our behalf. The allocation of such costs is governed by the services agreement entered into by CVR Energy and us and affiliated companies in October 2007 and amended in connection with our Initial Public Offering in April 2011. The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on our behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. The authoritative guidance to allocate such costs is set forth in Staff Accounting Bulletin ("SAB") Topic 1-B "Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity." ("SAB Topic 1-B").
Fair Value of Financial Instruments
The Partnership uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets, at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness will be recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps will be reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815, Derivatives and Hedging ("ASC 815").
Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.
Share-Based Compensation
The Partnership has been allocated share-based compensation expense for restricted shares, performance units and incentive units from CVR Energy. The Partnership will not be responsible for the payment of cash related to any restricted share related share-based compensation allocated to us by CVR Energy; however, the Partnership is responsible for the payment of cash on both performance units and incentive units. Costs are allocated by CVR Energy based upon the percentage of time a CVR Energy employee provides services to the Partnership. In the event an individual's roles and responsibilities change with respect to services provided to us, a reassessment is performed to determine if the allocation percentages should be adjusted. CVR Energy accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. In accordance with ASC 718, CVR Energy apply a fair-value based measurement method in accounting for share-based compensation. For restricted shares, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on our behalf primarily in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to partners' capital, as the costs are incurred on our behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in our case, through the vesting period. For performance units and incentive units, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on our behalf primarily in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to accounts payable.
The change of control and related Transaction Agreement of CVR Energy in May 2012 triggered a modification to outstanding awards under CVR Energy's Long-Term Incentive Plan. Pursuant to the Transaction Agreement, all employee restricted stock awards are to be settled in cash on the vesting date pursuant to the terms of the agreement. The Partnership was allocated additional share-based compensation of approximately $1.9 million to revalue the unvested shares to the fair value upon modification for the year ended December 31, 2012. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest and costs will be allocated based upon the percentage of time a CVR Energy employee provides services to us as discussed above.
The Partnership grants awards pursuant to the CVR Partners LTIP to (1) CVR Partners' and its subsidiaries' employees, (2) employees of the general partner, (3) members of the board of directors of the general partner, and (4) CVR Partners' parent's employees, consultants and directors. Phantom unit awards made to employees and members of the board of directors of the general partner are considered non-employee equity based award and are required to be marked to market each reporting period until they vest. Awards to employees of the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date.
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
In December 2013, awards of phantom units and distribution of equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are expected to vest over three years on the basis of one-third of the award each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one unit of the Partnership's common unit, plus (b) the cash value of all dividends declared and paid by the Partnership per unit of the Partnership's common units from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2013, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense.
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

Commodity Price, Foreign Currency Exchange and Non-Operating Risks
We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities (e.g., UAN, ammonia or pet coke). Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk. We do not engage in activities that expose us to speculative or non-operating risks, including derivative trading activities. In the opinion of our management, there is no derivative financial instrument that correlates effectively with, and has a trading volume sufficient to hedge, our firm commitments and forecasted commodity purchase or sales transactions. Our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks and management may in the future elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 8.    Financial Statements and Supplementary Data

CVR PARTNERS, LP AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
We have audited the accompanying consolidated balance sheet of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Partners, LP and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
and
The Unitholders of CVR Partners, LP
and
The General Partner of CVR Partners, LP:
We have audited the accompanying consolidated balance sheet of CVR Partners, LP and subsidiaries (the Partnership) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Partners, LP and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
February 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 26, 2014

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$85,142	$127,848
Accounts receivable, net of allowance for doubtful accounts of $50 and $84, at December 31, 2013 and 2012, respectively	7,549	6,805
Inventories	33,064	28,949
Prepaid expenses and other current assets, including $3,104 and $605 from affiliates at December 31, 2013 and 2012, respectively	10,025	2,446
Total current assets	135,780	166,048
Property, plant, and equipment, net of accumulated depreciation	412,956	411,600
Intangible assets, net	26	30
Goodwill	40,969	40,969
Deferred financing costs, net	1,236	2,200
Other long-term assets, including $1,136 and $1,315 with affiliates at December 31, 2013 and 2012, respectively	2,487	2,107
Total assets	$593,454	$622,954
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $4,289 and $3,220 due to affiliates at December 31, 2013 and 2012, respectively	$17,137	$34,099
Personnel accruals, including $2,025 and $1,865 with affiliates at December 31, 2013 and 2012, respectively	4,494	4,931
Deferred revenue	696	965
Accrued expenses and other current liabilities, including $323 and $553 with affiliates at December 31, 2013 and 2012, respectively	5,059	9,480
Total current liabilities	27,386	49,475
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $67 and $355 with affiliates at December 31, 2013 and 2012, respectively	1,147	2,286
Total long-term liabilities	126,147	127,286
Commitments and contingencies
Partners' capital:
Common unitholders, 73,112,951 and 73,065,143 units issued and outstanding at December 31, 2013 and 2012, respectively	441,819	448,943
General partner's interest	1	1
Accumulated other comprehensive loss	(1,899)	(2,751)
Total partners' capital	439,921	446,193
Total liabilities and partners' capital	$593,454	$622,954
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per unit data)
Net sales	$323,672	$302,309	$302,867
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	10,791	11,518	11,657
Cost of product sold (exclusive of depreciation and amortization) — Third parties	47,284	34,554	30,854
	58,075	46,072	42,511
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	4,072	2,277	1,167
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	90,020	93,337	85,324
	94,092	95,614	86,491
Insurance recovery — business interruption	—	—	(3,360)
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	16,118	17,269	16,449
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	4,958	6,873	5,709
	21,076	24,142	22,158
Depreciation and amortization	25,578	20,723	18,869
Total operating costs and expenses	198,821	186,551	166,669
Operating income	124,851	115,758	136,198
Other income (expense):
Interest expense and other financing costs (Note 10)	(6,294)	(3,756)	(4,007)
Interest income	74	208	79
Other income, net	93	65	205
Total other income (expense)	(6,127)	(3,483)	(3,723)
Income before income tax expense	118,724	112,275	132,475
Income tax expense	108	52	28
Net income	$118,616	$112,223	$132,447
Net income subsequent to initial public offering (April 13, 2011 through December 31, 2011)			$108,351
Net income per common unit — basic(1)	$1.62	$1.54	1.48
Net income per common unit — diluted(1)	$1.62	$1.53	1.48
Weighted-average common units outstanding:
Basic	73,072	73,039	73,008
Diluted	73,228	73,193	73,073
_______________________________________

(1)	Represents net income per common unit since closing the Partnership's Initial Public Offering on April 13, 2011. See Note 11 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$118,616	$112,223	$132,447
Other comprehensive income (loss):
Change in fair value of interest rate swap	(211)	(1,322)	(2,783)
Net loss reclassified into income on settlement of interest rate swap (Note 11)	1,063	959	395
Other comprehensive income (loss)	852	(363)	(2,388)
Total comprehensive income	$119,468	$111,860	$130,059

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

				Common Units
	Special General Partners' Interest	Limited Partners' Interest	Managing General Partners' Interest	Units Issued	Amount	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	(in thousands, except unit data)
Balance at December 31, 2010	$397,951	$398	$3,854	—	$—	$—	$—	$402,203
Conversion of Special General Partners' Interest and Limited Partners' Interest to Common Units	(372,699)	(373)	—	—	373,072	—	—	—
Issuance of common units to public, net of offering and other costs	—	—	—	73,000,000	324,206	—	—	324,206
Purchase of Managing General Partner Incentive Distribution Rights	—	—	(3,854)	—	(22,147)	1	—	(26,000)
Cash distributions to Affiliates	(53,928)	(54)	—	—	(272,545)	—	—	(326,527)
Cash distributions to common unitholders - Non-affiliates	—	—	—	—	(21,630)	—	—	(21,630)
Issuance of units under LTIP — Affiliates	—	—	—	36,076	845	—	—	845
Share-based compensation — Affiliates	4,604	5	—	—	1,845	—	—	6,454
Redemption of common units	—	—	—	(5,140)	(121)	—	—	(121)
Net income attributable to the period from January 1, 2011 through April 12, 2011	24,072	24	—	—	—	—	—	24,096
Net income attributable to the period from April 13, 2011 thru December 31, 2011	—	—	—	—	108,351	—	—	108,351
Net gains (losses) on interest rate swaps	—	—	—	—	—	—	(2,388)	(2,388)
Balance at December 31, 2011	$—	$—	$—	73,030,936	$491,876	$1	$(2,388)	$489,489
Cash distributions to common unitholders - Affiliates	—	—	—	—	(112,380)	—	—	(112,380)
Cash distributions to common unitholders - Non-affiliates	—	—	—	—	(48,814)	—	—	(48,814)
Share-based compensation — Affiliates	—	—	—	—	6,343	—	—	6,343
Share-based compensation	—	—	—	—	492	—	—	492
Modification and reclassification of equity share-based compensation to a liability based award	—	—	—	—	(492)	—	—	(492)
Issuance of units under LTIP — Affiliates	—	—	—	47,463	—	—	—	—
Redemption of common units	—	—	—	(13,256)	(305)	—	—	(305)
Net Income	—	—	—	—	112,223	—	—	112,223
Net gains (losses) on interest rate swaps	—	—	—	—	—	—	(363)	(363)
Balance at December 31, 2012	$—	$—	$—	73,065,143	$448,943	$1	$(2,751)	$446,193
Cash distributions to common unitholders - Affiliates	—	—	—	—	(77,539)	—	—	(77,539)
Cash distributions to common unitholders - Non-affiliates	—	—	—	—	(49,970)	—	—	(49,970)
Share-based compensation — Affiliates	—	—	—	—	2,254	—	—	2,254
Issuance of units under LTIP — Affiliates	—	—	—	74,251	—	—	—	—
Redemption of common units	—	—	—	(26,443)	(485)	—	—	(485)
Net income	—	—	—	—	118,616	—	—	118,616
Net gains (losses) on interest rate swaps	—	—	—	—	—	—	852	852
Balance at December 31, 2013	$—	$—	$—	73,112,951	$441,819	$1	$(1,899)	$439,921
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$118,616	$112,223	$132,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,578	20,723	18,869
Allowance for doubtful accounts	(34)	(8)	33
Amortization of deferred financing costs	964	964	694
(Gain) Loss on disposition of assets	(33)	300	782
Share-based compensation — Affiliates	2,254	6,343	7,299
Share-based compensation	573	497	—
Change in assets and liabilities:
Accounts receivable	(710)	2,525	(4,319)
Inventories	(4,115)	(5,824)	(3,425)
Insurance receivable	—	(1,026)	(5,880)
Business interruption insurance proceeds	—	—	3,360
Prepaid expenses and other current assets	(7,587)	(126)	3,312
Other long-term assets	(361)	(325)	(1,784)
Accounts payable	(549)	9,404	(5,871)
Deferred revenue	(269)	(8,054)	(9,641)
Accrued expenses and other current liabilities	(5,095)	(3,638)	3,478
Other long-term liabilities	(223)	(481)	499
Net cash provided by operating activities	129,009	133,497	139,853
Cash flows from investing activities:
Capital expenditures	(43,754)	(82,151)	(19,145)
Proceeds from sale of assets	33	—	—
Insurance proceeds from UAN reactor rupture	—	1,026	2,745
Net cash used in investing activities	(43,721)	(81,125)	(16,400)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	125,000
Payment of financing costs	—	—	(4,825)
Distributions to affiliates	(77,539)	(112,380)	(326,527)
Cash distribution to common unitholders — Non-affiliates	(49,970)	(48,814)	(21,630)
Purchase of managing general partner incentive distribution rights	—	—	(26,000)
Proceeds from issuances of common units, net of offering costs	—	—	324,880
Redemption of common units	(485)	(305)	(121)
Net cash provided by (used in) financing activities	(127,994)	(161,499)	70,777
Net increase (decrease) in cash and cash equivalents	(42,706)	(109,127)	194,230
Cash and cash equivalents, beginning of period	127,848	236,975	42,745
Cash and cash equivalents, end of period	$85,142	$127,848	$236,975
Supplemental disclosures:
Cash paid for income taxes	$71	$28	$15
Cash paid for interest, net of capitalized interest of $597, $3,205 and $1,335 in 2013, 2012 and 2011, respectively	$5,372	$3,175	$2,428
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$1,866	$18,671	$9,845
Change in accounts payable related to construction in progress additions	$(16,805)	$8,826	$3,982
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Formation of the Partnership, Organization and Nature of Business
CVR Partners, LP (referred to as "CVR Partners" or the "Partnership") is a Delaware limited partnership, formed in June 2007 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, "CVR Energy") to own Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), previously a wholly-owned subsidiary of CVR Energy. CRNF is an independent producer and marketer of upgraded nitrogen fertilizer products sold in North America. CRNF operates a dual-train coke gasifier plant that produces high-purity hydrogen, most of which is subsequently converted to ammonia and upgraded to urea ammonium nitrate ("UAN").
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
The net proceeds to CVR Partners from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used as follows: approximately $18.4 million was used to make a distribution to CRLLC in satisfaction of the Partnership's obligation to reimburse CRLLC for certain capital expenditures CRLLC made with respect to the nitrogen fertilizer business prior to October 24, 2007; approximately $117.1 million was used to make a special distribution to CRLLC in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering; approximately $26.0 million was used to purchase (and subsequently extinguish) the IDRs owned by the general partner; approximately $4.8 million was used to pay financing fees and associated legal and professional fees resulting from the new credit facility; and the balance was used for or will be used for general partnership purposes, including our UAN expansion and approximately $23.1 million which was used to fund other profit and growth capital expenses since the Initial Public Offering.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secondary Offering of CVR Partners, LP
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

Subsequent to the closing of the Secondary Offering and as of December 31, 2013, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and the general partner interest.

CVR GP, LLC (“CVR GP” or the “general partner”) manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. In October 2007, the Partnership's partners at that time entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. See Note 14 ("Related Party Transactions") for further discussion. In connection with the Initial Public Offering, certain of these agreements, including the amended and restated limited partnership agreement, were amended and/or restated. Additionally, in connection with the Initial Public Offering, the Partnership and CRNF were released from their obligations as guarantors under CRLLC's asset-backed revolving credit facility ("ABL credit facility") and the indentures which govern CRLLC's senior secured notes, as described further in Note 13 ("Commitments and Contingencies").
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
On May 7, 2012, IEP announced that control of CVR Energy had been acquired through the Offer. As of December 31, 2013, IEP owned approximately 82% of the shares of CVR Energy.
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
Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2013 and 2012 was $0.9 million and $2.2 million, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable, net
CVR Partners grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Partners determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Partners, and the condition of the general economy and the industry as a whole. CVR Partners writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2013, two customers represented greater than 10% and collectively represented approximately 31% of the total accounts receivable balance (excluding accounts receivable with affiliates). The largest concentration of credit for any one customer at December 31, 2013 was approximately 17% of the total accounts receivable balance (excluding accounts receivable with affiliates). At December 31, 2012, one customer individually represented approximately 24% of the total accounts receivable balance (excluding accounts receivable with affiliates).
Inventories
Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, precious metals, catalysts, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Property, Plant, and Equipment
Additions to property, plant and equipment, including certain costs allocable to construction and property purchases, are recorded at cost. Capitalized interest is added to any capital project over $1,000,000 in costs which is expected to take more than 6 months to complete. Depreciation is computed using principally the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

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
Goodwill and Intangible Assets
Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, and intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Partnership uses November 1 of each year as its annual valuation date for its goodwill impairment test. The annual review of impairment is performed by comparing the carrying value of the reporting unit to its estimated fair value. The Partnership performed its annual impairment review of goodwill and concluded there was no impairment in for any of the periods presented. See Note 7 ("Goodwill and Intangible Assets") for further discussion.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Planned major maintenance activities generally occur every two to three years. The Partnership is planning to defer next major facility turnaround to 2015. It is anticipated that a less involved facility shutdown will be performed mid-year 2014 to upgrade the pressure swing absorption unit, which is projected to increase hydrogen recovery sufficient to produce additional ammonia fertilizer.
Cost Classifications
Cost of product sold (exclusive of depreciation and amortization) includes cost of pet coke expense and freight and distribution expenses. Costs of product sold exclude depreciation and amortization of approximately $280,000, $100,000 and $58,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Direct operating expenses (exclusive of depreciation and amortization) includes direct costs of labor, maintenance and services, energy and utility costs, property taxes, and environmental compliance costs as well as chemical and catalyst and other direct operating expenses. Direct operating expenses also include allocated share-based compensation expense from CVR Energy, as discussed in Note 3 ("Share‑Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $25.3 million, $20.6 million and $18.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources and maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation expense from CVR Energy, as discussed in Note 3 ("Share‑Based Compensation"). Selling, general and administrative expenses exclude depreciation and amortization of approximately $5,000, $5,000 and $10,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
CVR Partners is treated as a partnership for U.S. federal income tax purposes. The income tax liability of the common unitholders is not reflected in the consolidated financial statements of the Partnership. Generally, each common unitholder is required to take into account its respective share of CVR Partners' income, gains, loss and deductions.
The Partnership is not subject to income taxes, except for a franchise tax in the State of Texas and a replacement tax in the State of Illinois. Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 740, Income Taxes, taxes based on income like the Texas franchise tax and the Illinois replacement tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. When applicable, penalties and interest related to uncertain tax positions are recorded as income tax expense.
Segment Reporting
The Partnership accounts for segment reporting in accordance with ASC 280, Segment Reporting, established standards for entities to report information about the operating segments and geographic areas in which they operate. CVR Partners only operates one segment and all of its operations are located in the United States.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
The Partnership accounts for impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets, or ASC 360. In accordance with ASC 360, the Partnership reviews long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.
Revenue Recognition
Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and payment has been received or collection is reasonably assumed, indicating that all significant obligations of CRNF have been satisfied. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
Shipping Costs
Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of product sold (exclusive of depreciation and amortization).
Derivative Instruments and Fair Value of Financial Instruments
The Partnership uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets, at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness will be recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps will be reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). See Note 10 ("Interest Rate Swap") for further discussion.
Other financial instruments consisting of cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.
Share-Based Compensation
The Partnership has also been allocated share-based compensation expense. The Partnership and CVR Energy accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. See Note 3 ("Share-Based Compensation") for further discussion.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Related Party Transactions
CVR Energy, a related party, provides a variety of services to the Partnership, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy on behalf of the Partnership. These amounts incurred by CVR Energy are then billed or allocated to the Partnership and are properly classified on the Consolidated Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). The billing and allocation of such costs are governed by the services agreement (the "Agreement") originally entered into by CVR Energy, Inc. and CVR Partners, LP and affiliated companies in October 2007, amended in connection with the Initial Public Offering and subsequently amended. The Agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on the Partnership's behalf. Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs are specifically incurred on behalf of the Partnership and are billed directly to the Partnership. See Note 14 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges for specific products and services.
The Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement. The general partner of the Partnership is managed by its board of directors. The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). See Note 14 ("Related Party Transactions") for a detailed discussion of the operation of the general partner and the basis of the reimbursements.
The table below reflects amounts billed by CVR Energy to the Partnership in accordance with the Agreement and the Partnership's limited partnership agreement for the years ended December 31, 2013, 2012 and 2011. Additionally, see Note 3 ("Share‑Based Compensation") for amounts incurred by CVR Energy and allocated to the Partnership with respect to share-based compensation arrangements excluded from the table below.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization)	$4,821	$2,990	$2,022
Selling, general and administrative expenses (exclusive of depreciation and amortization)	13,686	11,103	9,629
	$18,507	$14,093	$11,651
Subsequent Events
The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements.
New Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities" ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and are to be applied retrospectively. The Partnership adopted these standards as of January 1, 2013. The adoption of these standards expanded the Partnership's consolidated financial statement footnote disclosures.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Partnership to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the statement of operations line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and is to be applied prospectively. The Partnership adopted this standard as of January 1, 2013. The adoption of this standard did not materially expand the Partnership's consolidated financial statements and footnote disclosures.
(3) Share‑Based Compensation
Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with SAB Topic 1-B and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to CVR Partners. For employees covered by the services agreement with CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy.
The Partnership has been allocated share-based compensation expense for restricted shares, performance units and incentive units from CVR Energy. The Partnership will not be responsible for the payment of cash related to any restricted share related share-based compensation allocated to us by CVR Energy; however, the Partnership is responsible for the payment of cash on both performance units and incentive units. Costs are allocated by CVR Energy and based upon the percentage of time a CVR Energy employee provides services to the Partnership. In the event an individual's roles and responsibilities change with respect to services provided to us, a reassessment is performed to determine if the allocation percentages should be adjusted. CVR Energy accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718, as well as guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. In accordance with ASC 718, CVR Energy apply a fair-value based measurement method in accounting for share-based compensation. For restricted shares, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on our behalf in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to partners' capital, as the costs are incurred on our behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in our case, through the vesting period. For performance units and incentive units, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on our behalf in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to accounts payable.
Long-Term Incentive Plan — CVR Energy
CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted share units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2013, only grants of restricted stock units under the CVR Energy LTIP remain unvested. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including CRNF) employees, officers, consultants and directors.
Restricted Shares
Through the CVR Energy LTIP, shares of restricted common stock and restricted stock units (collectively "restricted shares") have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance and amortized to compensation expense on

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a straight-line basis over the vesting period of the common stock. These restricted shares generally vest over a three-year period.
The change of control and the Transaction Agreement in May 2012, as described in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), triggered a modification to outstanding awards under the CVR Energy Long-Term Incentive Plan ("LTIP"). Pursuant to the Transaction Agreement, all employee restricted stock awards are settled in cash on the vesting date pursuant to the terms of the agreement. Pursuant to the Transaction Agreement, all restricted shares that vested in 2012 vested in accordance with the existing vesting terms, but upon vesting were converted to a cash award in which the recipient received the offer price of $30.00 per share in cash plus one CCP. The CCPs expired on August 19, 2013. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price ($30.00 per share) or the fair market value of CVR Energy's common stock as determined at the most recent valuation date of December 31 of each year. As a result of the modification, additional share-based compensation of $1.9 million was recorded by the Partnership during the year ended December 31, 2012 to revalue unvested shares to fair value upon modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest and costs will be allocated based upon the percentage of time a CVR Energy employee provides services to the Partnership as discussed above.
In December 2012 and subsequent periods, awards of restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries. The awards are expected to vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers of CVR Energy which vest over one year. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy’s common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy’s common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2013, there was approximately $0.5 million of total unrecognized compensation cost related to restricted shares to be recognized over a weighted-average period of approximately 1.5 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted shares and respective allocation percentage for individuals for whom, as of December 31, 2013, compensation expense has been allocated to the Partnership.
Compensation expense recorded for the years ended December 31, 2013, 2012 and 2011, related to the restricted shares, was approximately $1.8 million, $4.6 million and $2.0 million, respectively. The Partnership is not responsible for payment of CVR Energy restricted shares, and accordingly, the expenses recorded for the years ended December 31, 2013, 2012 and 2011 have been reflected as an increase to partners' capital.
Performance Unit Awards
In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards.  Compensation cost for the related awards is being recognized over the substantive service period. Compensation expense recorded for the year ended December 31, 2013 related to the performance unit awards was $0.4 million. As of December 31, 2013, the Partnership has a liability of $0.4 million related to non-vested performance unit awards, which is recorded in accounts payable on the Consolidated Balance Sheet.
Incentive Unit Awards
In December 2013, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are expected to vest over three years, with one-third of the award vesting each year. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of CVR Refining's common units for the first ten trading days in the month of vesting, plus (b) the cash value of all distributions declared and paid by CVR Refining per unit of CVR Refining's common units from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2013, there was approximately $1.1 million of total unrecognized compensation cost related to the incentive units to be recognized over a weighted-average period of approximately 2 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of December 31, 2013, compensation expense has been allocated to the Partnership. Compensation expense recorded for the year ended December 31, 2013 related to the incentive unit awards was not material. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the incentive unit awards.
Long-Term Incentive Plan — CVR Partners
In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). The Partnership grants awards pursuant to the CVR Partners LTIP to (1) employees of the Partnership and its subsidiaries and (2) employees of the general partner, (3) members of board of directors of the general partner and to (4) CVR Partners' parent's employees, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of December 31, 2013, there were 4,745,233 common units available for issuance under the CVR Partners LTIP.
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
In December 2013, awards of phantom units and distribution equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are expected to vest over three years on the basis of one-third of the award each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one unit of the Partnership's common unit, plus (b) the cash value of all distributions declared and paid by the Partnership per unit of the Partnership's common units from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the common units and phantom units (collectively "Units") activity and changes under the CVR Partners LTIP during the years ended December 31, 2013, 2012 and 2011 is presented below:

	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(dollars in thousands)
Non-vested at April 13, 2011	—	$—	$—
Granted	200,647	22.34
Vested	(36,076)	19.36
Forfeited	—	—
Non-vested at December 31, 2011	164,571	$22.99	$4,085
Granted	95,370	24.53
Vested	(58,129)	23.08
Forfeited	—	—
Non-vested at December 31, 2012	201,812	$23.70	$5,094
Granted	58,536	16.13
Vested	(89,229)	23.24
Forfeited	—	—
Non-vested at December 31, 2013	171,119	$21.34	$2,817
Unrecognized compensation expense associated with the unvested phantom units at December 31, 2013 was approximately $1.3 million, which is expected to be recognized over a weighted average period of 1.6 years. In conjunction with Mr. Kelley's resignation that was effective January 1, 2014, all awards granted to him that were non-vested at the resignation date were forfeited. Due to the timing of this event, the Partnership has recorded the impact of this event in determining the unrecognized compensation expense at December 31, 2013. The associated change to the non-vested units forfeited will be reflected at the resignation date. Compensation expense recorded for the years ended December 31, 2013, 2012 and 2011 related to the awards under the CVR Partners LTIP was approximately $0.7 million, $2.2 million and $1.4 million, respectively. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) — affiliates and direct operating expenses (exclusive of depreciation and amortization) — affiliates as the expense has been incurred for the benefit of directors or employees of the general partner.
At each of December 31, 2013 and 2012, the Partnership had a liability of $0.2 million for unvested phantom unit awards related to employees of the Partnership and its subsidiaries, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the year ended December 31, 2013 and 2012, the Partnership paid cash of $0.2 million and $0.3 million, respectively, to settle liability-classified awards upon vesting. No cash was paid to settle phantom unit awards in 2011.
(4) Inventories
Inventories consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Finished goods	$8,849	$5,234
Raw materials and precious metals	8,546	7,038
Parts and supplies	15,669	16,677
	$33,064	$28,949

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Property, Plant, and Equipment
A summary of costs for property, plant, and equipment is as follows:

	December 31,
	2013	2012
	(in thousands)
Land and improvements	$5,032	$2,611
Buildings and improvements	2,191	1,223
Machinery and equipment	548,282	403,682
Automotive equipment	450	357
Furniture and fixtures	893	343
Railcars	7,902	2,496
Construction in progress	5,294	132,428
	$570,044	$543,140
Less: Accumulated depreciation	157,088	131,540
Total net, property, plant, and equipment	$412,956	$411,600
Capitalized interest recognized as a reduction of interest expense for the years ended December 31, 2013 and 2012 totaled approximately $0.6 million and $3.2 million, respectively.
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
At December 31, 2013, the Partnership had a total of 73,112,951 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.
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
Beginning with the first quarter ended March 31, 2013, available cash for each quarter will generally begin with Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.
Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of cash distributions paid to unitholders during the years ended December 31, 2013, 2012 and 2011 for the respective quarters to which the distributions relate:

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	($ in millions, except per common units amounts)
Amount paid CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.36	$1.745
Common units outstanding	73,065,143	73,065,143	73,074,945	73,078,048

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	($ in millions, except per common units amounts)
Amount paid CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8
Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2
Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207
Common units outstanding	73,030,936	73,030,936	73,043,356	73,046,498

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	Total Cash Distributions Paid in 2011
	($ in millions, except per common units amounts)
Amount paid CRLLC	$—	$—	$20.7	$29.1	$49.9
Amounts paid to public unitholders	—	—	9.0	12.7	21.6
Total amount paid	$—	$—	$29.7	$41.8	$71.5
Per common unit	$—	$—	$0.407	$0.572	$0.979
Common units outstanding	—	—	73,002,956	73,002,956
On February 19, 2014, the Board of Directors of the general partner of the Partnership declared a cash distribution to the Partnership's unitholders of record at the close of business on March 3, 2014 for the fourth quarter of 2013 in the amount of $0.43 per unit, or $31.5 million in aggregate. Total cash distributions paid and to be paid based upon available cash for 2013 were approximately $1.98 per common unit.
(7) Goodwill and Intangible Assets
Goodwill
In connection with the 2005 acquisition by CALLC of all of the outstanding stock owned by Coffeyville Holdings Group, LLC, CRNF recorded goodwill of approximately $41.0 million. Goodwill and other intangible assets accounting standards provide that goodwill and other intangible assets with indefinite lives shall not be amortized but shall be tested for impairment on an annual basis. In accordance with these standards, CVR Partners completes its annual test for impairment of goodwill as of November 1 each year. Based on the results of the test, no impairment of goodwill was recorded for any of the periods presented.
In testing goodwill for impairment, the Partnership applied the guidance in ASU No. 2011-8, which amends ASC 350, Intangibles - Goodwill and Other ("ASU 2011-08"). ASU 2011-08 allows an alternative in certain situations that simplifies the impairment testing of goodwill. This guidance allows an entity the option to first perform a qualitative evaluation to determine whether it is necessary to perform the quantitative two-step goodwill impairment analysis described in ASC 350. Under ASU

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011-08, the Partnership is not required to calculate the fair value of a reporting unit unless the Partnership determines that it is more likely than not that its fair value is less than its carrying amount. The Partnership adopted this standard as of January 1, 2012.
The Partnership began the qualitative assessment by analyzing the key drivers and other external factors that impact the business in an attempt to determine if any significant events, transactions or other factors had occurred, or were expected to occur, that would impair earnings or competitiveness, thereby impairing the fair value of the Partnership. The key drivers that were considered in the evaluation of the Partnership's fair value included:

•	general economic conditions;

•	fertilizer pricing;

•	input costs; and

•	customer outlook.
After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the Partnership was less than the carrying value, and so it was not necessary to perform the two-step goodwill impairment analysis.
(8) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Property taxes	$1,373	$7,116
Other current liabilities (interest rate swap)	883	861
Accrued interest	458	500
Other accrued expenses and liabilities(1)	2,345	1,003
	$5,059	$9,480
_______________________________________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a related party, under the feedstock and shared services agreement. See Note 14 ("Related Party Transactions") for additional discussion of amounts the Partnership owes related to the feedstock and shared services agreement.

(9) Credit Facility
Concurrently with the closing of the Initial Public Offering, on April 13, 2011, CRNF as borrower and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at December 31, 2013. There is no scheduled amortization and the credit facility matures in April 2016. The credit facility is used to finance on-going working capital, capital expenditures, letters of credit issuances and general needs of the Partnership. The Partnership, upon the closing of the new credit facility, made a special distribution to CRLLC of approximately $87.2 million in order to, among other things, fund the offer to purchase CRLLC's senior secured notes required upon consummation of the Initial Public Offering.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, and the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility. As of December 31, 2013, CRNF was in compliance with the covenants of the credit facility.
In connection with establishment of the credit facility in 2011, the Partnership incurred lender and other third-party costs of approximately $4.8 million. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the straight-line method for the revolving credit facility.
(10) Interest Rate Swap Agreements
On June 30 and July 1, 2011 CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016, as discussed in Note 9 (“Credit Facility”). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2013, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Consolidated Statements of Operations was $1.1 million, $1.0 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The interest rate swap agreements held by the Partnership also provide for the right to setoff. However, as the interest rate swaps are both in a liability position, there are no amounts offset in the Consolidated Balance Sheets as of December 31, 2013 and 2012.
(11) Net Income Per Common Unit
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the Partnership's calculation of net income per common unitholder (in thousands, except per unit information):

			April 13, 2011
	Year Ended	Year Ended	to
	December 31, 2013	December 31, 2012	December 31, 2011
Net income	$118,616	$112,223	$108,351
Net income per common unit, basic	$1.62	$1.54	$1.48
Net income per common unit, diluted	$1.62	$1.53	$1.48
Weighted-average common units outstanding, basic	73,072	73,039	73,008
Weighted-average common units outstanding, diluted	73,228	73,193	73,073
The Partnership has omitted net income per unit data prior to April 13, 2011, as the Partnership operated under a different capital structure prior to the closing of the Initial Public Offering; therefore, the per unit information is not meaningful to investors.
(12) Benefit Plans
CRLLC sponsors and administers a defined-contribution 401(k) plan (the "Plan") for the employees of CRNF. Participants in the Plan may elect to contribute up to 50% of their annual salaries and up to 100% of their annual bonus received pursuant to CVR Energy's income sharing plan. CRNF matches up to 100% of the first 6% of the participant's contribution. Participants in the Plan are immediately vested in their individual contributions. The Plan has a three year vesting schedule for CRNF's matching funds and contains a provision to count service with any predecessor organization. For the years ended December 31, 2013, 2012 and 2011, CRNF's contributions under the Plan were $0.7 million, $0.6 million and $0.4 million, respectively.
(13) Commitments and Contingencies
Leases and Unconditional Purchase Obligations
The minimum required payments for operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Year ending December 31, 2014	$5,414	$20,327
Year ending December 31, 2015	5,191	14,001
Year ending December 31, 2016	4,766	14,253
Year ending December 31, 2017	2,827	14,547
Year ending December 31, 2018	2,014	14,506
Thereafter	4,917	94,227
	$25,129	$171,861
_______________________________________

(1)
This includes the Partnership's purchase obligation for pet coke from CVR Refining, which has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the years ended December 31, 2013, 2012 and 2011 totaled approximately $4.7 million, $4.3 million and $3.8 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRNF has an agreement with the City of Coffeyville (the "City") pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity and City margin based upon agreed upon rates. This agreement expires on July 1, 2019.
During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $300,000 per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the years ended December 31, 2013, 2012 and 2011, totaled approximately $3.9 million, $4.3 million and $4.2 million, respectively.
The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The term of this agreement ends in December 2014 and may be renewed. Expenses related to the pet coke supply agreement totaled approximately $4.8 million and $6.0 million for the years ended December 31, 2013 and 2012, respectively, which was recorded in cost of products sold (exclusive of depreciation and amortization).
CRNF entered into a lease agreement effective October 25, 2007 with CVR Refining under which certain office and laboratory space is leased. This lease agreement was amended and restated in connection with the Initial Public Offering and extended through October 2017. The agreement requires CRNF to pay approximately $9,000 (rate as of December 31, 2013) on the first day of each calendar month with an annual increase. See Note 14 ("Related Party Transactions") for further discussion.
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
CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011 and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement. The County filed a motion for rehearing with the Kansas Court of Appeals seeking reconsideration of the Court’s August 9, 2013 decision and that motion was denied. The County has also filed a petition for review with the Kansas Supreme Court and that petition is pending.
On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above.
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
From time to time, the United States Environmental Protection Agency ("EPA") has conducted inspections and issued information requests to CRNF with respect to CRNF's compliance with the Clean Air Act's "Risk Management Program" and the release reporting requirements under the Comprehensive Environmental Response, Compensation, and Liability Act and the Emergency Planning and Community Right-to-Know Act. These previous investigations have resulted in the issuance of preliminary findings regarding CRNF's compliance status. In the fourth quarter of 2010, following CRNF's reported release of ammonia from its cooling water system and the rupture of its UAN vessel (which released ammonia and other regulated substances), the EPA conducted its most recent inspection and issued an additional request for information to CRNF. The EPA has not made any formal claims against the Partnership and the Partnership has not accrued for any liability associated with the investigations or releases.
Management periodically reviews and, as appropriate, revises its environmental accruals. Based on current information and regulatory requirements, management believes that the accruals established for environmental expenditures are adequate.
EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the years ended December 31, 2013, 2012 and 2011 were approximately $44,000, $0.4 million and $0.2 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.
(14) Related Party Transactions
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
For the year ended December 31, 2013, the Partnership recognized approximately $0.5 million in expenses for the benefit of CRLLC in connection with CRLLC’s Secondary Offering in accordance with CVR Partners’ Registration Rights Agreement. These amounts included filing fees, printer fees, external accounting and external legal fees incurred in conjunction with the filing of the Secondary Offering.
Related Party Agreements
In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were amended and restated on April 13, 2011 in connection with the Initial Public Offering; the agreements are described as in effect at December 31, 2013. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other currents assets, and other long-term assets, on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Consolidated Balance Sheets.
CVR Refining, LP (the "Refining Partnership"), an affiliate of the Partnership, completed its initial public offering (the "Refining Partnership IPO") in January 2013. Following the Refining Partnership IPO, CVR Energy indirectly owns the general partner of the Refining Partnership and approximately 71% of the Refining Partnership's outstanding common units. Although certain of CVR Energy's subsidiaries that are parties to the related party agreements discussed below were contributed to the Refining Partnership in connection with the Refining Partnership's IPO, the Refining Partnership IPO had no impact on these and the Partnership's business relations with these subsidiaries.
Feedstock and Shared Services Agreement
CRNF entered into a feedstock and shared services agreement with CRRM which was most recently amended in December 2013, under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.
Pursuant to the feedstock agreement, CRNF and CRRM have agreed, subject to certain conditions, to transfer excess hydrogen to one another. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the years ended December 31, 2013, 2012 and 2011, the net sales generated from the sale of hydrogen to CRRM were approximately $11.4 million, $6.3 million and $14.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011, CVR Partners also recognized $0.6 million, $0.2 million and $1.0 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery. At December 31, 2013 and 2012, approximately $2.6 million and $0.2 million, respectively, of receivables were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.
The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) recorded in direct operating expenses during the years ended December 31, 2013, 2012 and 2011 were approximately $0.1 million, $(10,000) and $(0.3) million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.
CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the years ended December 31, 2013, 2012 and 2011, were approximately $0.5 million, $1.4 million and $1.5 million, respectively. No amounts were paid by CRNF to CRRM for any of the years.
The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the years ended December 31, 2013, 2012 and 2011, there were net sales of approximately $(15,000), $66,000 and $48,000, respectively, generated from the sale of tail gas to CRRM.
In April 2011, in connection with the tail gas stream, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provide an additional 15% to cover the cost of capital. At December 31, 2013 and 2012, an asset of approximately $0.2 million was included in other current assets and approximately $1.1 million and $1.3 million, respectively, was included in other non-current assets with an offset liability of approximately $0.3 million and $0.5 million, respectively, in other current liabilities and approximately $0.1 million and $0.4 million other non-current liabilities in the Consolidated Balance Sheet.
The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to us. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to us for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CRRM's electric bill. Reimbursed direct operating expenses or paid amounts for each of the years on a gross or net basis were nominal.
CRNF also provided finished product tank capacity to CRRM under the agreement. Approximately $0.3 million, $0.1 million and $0.3 million was reimbursed by CRRM for the use of tank capacity for the years ended December 31, 2013, 2012 and 2011, respectively. This reimbursement was recorded as a reduction to direct operating expenses.
When CRNF retains excess sulfur from its operations, CRRM agrees to handle such sulfur in exchange for a fee payable to transport, store and sell the excess sulfur when possible. CRRM reimburses CRNF for any excess in the sales price of the sulfur above their costs. Approximately $0.1 million were reimbursed by CRRM for the sale of excess sulfur for the year ended December 31, 2013. There were no reimbursements in 2012 or 2011. These reimbursements were recorded as reductions to direct operating expenses.
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
At December 31, 2013 and 2012, receivables of $0.3 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and pet coke purchases. At December 31, 2013 and 2012, payables of $1.0 million and $0.4 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.
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
Cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $9.8 million, $10.2 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Payables of $0.6 million and

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.6 million related to the coke supply agreement were included in accounts payable on the Consolidated Balance Sheets at December 31, 2013, and 2012, respectively.
Terminal and Operating Lease Agreement
On May 4, 2012, CRNF entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases the premises located at Phillipsburg, Kansas which it uses as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the year ended December 31, 2013 and 2012, expense incurred related to the terminal operating and lease agreement totaled approximately $89,000 and $18,000, respectively.
Lease Agreement
CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the years ended December 31, 2013, 2012 and 2011, expense incurred related to the use of the office and laboratory space totaled approximately $107,000, $105,000 and $102,000, respectively. There were no unpaid amounts outstanding with respect to the lease agreement as of December 31, 2013, 2012 and 2011.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As payment for services provided under the agreement, the Partnership, its general partner or CRNF must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide the Partnership services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges.
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
Net amounts incurred under the services agreement for the years ended December 31, 2013, 2012 and 2011 were approximately $14.4 million, $10.1 million and $10.2 million, respectively. Of these charges approximately $10.0 million, $7.1 million and $8.2 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $4.4 million, $3.0 million and $2.0 million, respectively, of these charges are included in direct operating expenses (exclusive of depreciation and amortization). For services performed in connection with the services agreement, the Partnership recognized personnel costs of $4.4 million, $3.4 million and $4.6 million, respectively, for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, payables of $2.7 million and $2.2 million, respectively, were included in accounts payable on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.
GP Services Agreement
The Partnership is party to a GP Services Agreement dated November 29, 2011 between the Partnership, CVR GP, LLC and CVR Energy. This agreement allows CVR Energy to engage CVR GP, LLC, in its capacity as the Partnership's general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership's general partner and CVR Energy from time to time. As payment for services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the employment of the Partnership's employees who provide CVR Energy services on a part-time basis, as determined by the Partnership's general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. Pursuant to this GP Services Agreement, one of the Partnership's former executive officers performed business development services for CVR Energy from time to time.
CVR Energy is not required to pay any compensation, salaries, bonuses or benefits to any of the Partnership's general partner's employees who provide services to CVR Energy on a full-time or part-time basis; the Partnership will continue to pay their compensation.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the years ended December 31, 2013, 2012 and 2011 approximately $4.1 million, $4.0 million and $1.4 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At December 31, 2013 and 2012, amounts due of $2.0 million and $1.9 million, respectively, were included in personnel accruals on the Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.
Distributions to CRLLC
The Partnership distributed $77.5 million, $112.4 million and $49.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, as regular distributions on CRLLC's ownership of common units subsequent to the Initial Public Offering. As discussed in Note 6 ("Partners’ Capital and Partnership Distributions"), the Partnership made cash distributions of approximately $276.7 million to CRLLC prior to and at the time of the Partnership's Initial Public Offering.
Railcar Lease Agreement
Since March 2009, the Partnership leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. Rent expense related to the railcar leases is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statement of Operations. For the years ended December 31, 2013, 2012 and 2011, rent expense of $0.4 million, $1.1 million and $1.1 million, respectively, was recorded related to this agreement.
Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group’s buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis. Transactions with Insight Portfolio Group for each of the years on a gross basis were nominal.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Fair Value of Financial Instruments
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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2013 and 2012, respectively.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$65,299	$—	$—	$65,299
Other current liabilities (interest rate swap)	$—	$883	$—	$883
Other long-term liabilities (interest rate swap)	—	1,016	—	1,016
Total Liabilities	$—	$1,899	$—	$1,899
Accumulated other comprehensive loss (interest rate swap)	$—	$1,899	$—	$1,899

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$118,229	$—	$—	$118,229
Other current liabilities (interest rate swap)	$—	$861	$—	$861
Other long-term liabilities (interest rate swap)	—	1,890	—	1,890
Total Liabilities	$—	$2,751	$—	$2,751
Accumulated other comprehensive loss (interest rate swap)	$—	$2,751	$—	$2,751
As of December 31, 2013 and 2012, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. See Note 10 ("Interest Rate Swap Agreements"). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LIBOR curve, along with other observable market inputs. The Partnership's cash and cash equivalents are all Level 1. The Partnership had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2013 and 2012.
(16) Major Customers and Suppliers
Sales of nitrogen fertilizer to major customers were as follows:

	December 31,
	2013	2012	2011
Nitrogen Fertilizer
Customer A	15%	10%	17%
Customer B	13%	10%	12%
	28%	20%	29%
In addition to contracts with CVR Energy and its affiliates. See Note 14 ("Related Party Transactions"). The Partnership maintains long-term contracts with one supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

	December 31,
	2013	2012	2011
Supplier A	4%	5%	5%

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Selected Quarterly Financial Information (Unaudited):
Summarized quarterly financial data for December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Net sales	$81,411	$88,834	$69,199	$84,228
Operating costs and expenses:
Cost of products sold (exclusive of depreciation and amortization) — Affiliates	3,089	2,761	2,529	2,412
Cost of product sold (exclusive of depreciation and amortization) — Third parties	7,565	12,810	10,446	16,463
	10,654	15,571	12,975	18,875
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,003	1,205	1,058	806
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	21,554	23,213	22,696	22,557
	22,557	24,418	23,754	23,363
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	4,219	4,153	3,620	4,126
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,411	1,439	968	1,141
	5,630	5,592	4,588	5,267
Depreciation and amortization	5,767	6,193	6,563	7,055
Total operating costs and expenses	44,608	51,774	47,880	54,560
Operating income	36,803	37,060	21,319	29,668
Other income (expense):
Interest expense and other financing costs	(1,280)	(1,675)	(1,663)	(1,676)
Interest income	30	24	12	8
Other income, net	9	46	34	5
Total other income (expense)	(1,241)	(1,605)	(1,617)	(1,663)
Income before income tax expense (benefit)	35,562	35,455	19,702	28,005
Income tax expense (benefit)	9	18	(3)	84
Net income	$35,553	$35,437	$19,705	$27,921
Net income per common unit — basic	$0.49	$0.48	$0.27	$0.38
Net income per common unit — diluted	$0.49	$0.48	$0.27	$0.38
Weighted-average common units outstanding:
Basic	73,065	73,068	73,076	73,079
Diluted	73,233	73,230	73,225	73,224

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
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
Other income (expense):
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    As of December 31, 2013, we have evaluated, under the direction of our Executive Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including our Executive Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Executive Chairman and Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2013. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.
Changes in Internal Control Over Financial Reporting.    There has been no change in the Partnership's internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Management of CVR Partners, LP
Our general partner, CVR GP, LLC, manages our operations and activities subject to the terms and conditions specified in our partnership agreement. Our general partner is owned by Coffeyville Resources, a wholly-owned subsidiary of CVR Energy. The operations of our general partner in its capacity as general partner are managed by its board of directors. Actions by our general partner that are made in its individual capacity are made by Coffeyville Resources as the sole member of our general partner and not by the board of directors of our general partner. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The officers of our general partner manage the day-to-day affairs of our business.
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
The board of directors of our general partner initially consisted of nine directors in 2013, four of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE. The board of directors of our general partner met seven times in 2013. As of the date of this Report, the board of directors of our general partner consists of seven directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE (Donna R. Ecton, Frank M. Muller, and Mark A. Pytosh). In January 2013, Jon R. Whitney resigned from the board of directors of our general partner in connection with his appointment to the board of directors of CVR Refining GP, LLC, the general partner of CVR Refining, LP (NYSE: CVRR), an affiliate of ours. Effective January 1, 2014, Byron R. Kelly resigned from the board of directors of our general partner and his position as chief executive officer in connection with his retirement. In addition, effective February 6, 2014, Daniel A. Ninivaggi resigned from, and Andrew Roberto was concurrently appointed to, the board of directors of our general partner.
The board of directors of our general partner has established an audit committee. During 2013, the audit committee was initially comprised of Donna R. Ecton (chairman), Mark A. Pytosh and Jon R. Whitney. Frank M. Muller, Jr. replaced Mr. Whitney on the audit committee following Mr. Whitney's resignation in January 2013. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to review our accounting and auditing principles and procedures, accounting functions and internal controls; to oversee the qualifications, independence, appointment, retention, compensation and performance of our independent registered public accounting firm; to recommend to the board of directors the engagement of our independent accountants; to review with the independent accountants the plans and results of the auditing engagement; and to oversee "whistle-blowing" procedures and certain other compliance matters. The audit committee met ten times in 2013.
The board of directors has determined that Ms. Ecton qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE.
In addition, the board of directors of our general partner has established a conflicts committee. During 2013, the conflicts committee was initially comprised of Donna R. Ecton (chairman), Mark A. Pytosh and Jon R. Whitney. Frank M. Muller, Jr. replaced Mr. Whitney on the conflicts committee following Mr. Whitney's resignation in January 2013. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is in the best interest of the Partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standard established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee met one time in 2013.
The board of directors of our general partner also created a compensation committee. During 2013, the compensation committee was comprised of Frank M. Muller, Jr. (chairman), SungHwan Cho and Daniel A. Ninivaggi. The compensation committee (1) establishes policies and periodically determines matters involving executive compensation, (2) grants or recommends the grant of equity awards under the CVR Partners LTIP, (3) provides counsel regarding key personnel selection, (4) may elect to retain independent compensation consultants, (5) recommends to the board of directors the structure of non-employee director compensation and (6) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met one time in 2013.
As of the date of this Report, the compensation committee consists of Frank M. Muller, Jr. (chairman), SungHwan Cho and Andrew Roberto.
The board of directors of our general partner has created an environmental, health and safety committee. During 2013, the environmental, health and safety committee was comprised of Mark A. Pytosh (chairman), Donna R. Ecton, Frank M. Muller, Jr. and Stanley A. Riemann. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met two times in 2013. As of the date of this Report, the composition of the environmental, health and safety committee has not changed.
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
Meetings of Independent or Non-Management Directors and Executive Sessions
To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. During 2013, three of our eight directors were independent (four preceding Mr. Whitney's resignation), and five of our eight directors were non-management (six preceding Mr. Whitney's resignation). Our independent directors met during one executive session in 2013. Ms. Donna R. Ecton (independent) presided over the executive session held by our independent directors. Our non-management directors met during one executive session in 2013. Mr. Daniel A. Ninivaggi presided over the executive session held by our non-management directors.
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

Compensation Committee Interlocks and Insider Participation
The board of directors of our general partner also created a compensation committee. During 2013, the compensation committee was comprised of Frank M. Muller, Jr. (chairman), SungHwan Cho and Daniel A. Ninivaggi. None of the members of the compensation committee of our general partner during 2013 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.
Executive Officers and Directors
The following table sets forth the names, positions and ages (as of February 18, 2014) of the executive officers and directors of our general partner.
The executive officers named below are also executive officers of CVR Energy and are providing their services to our general partner and us pursuant to the services agreement entered into among us, CVR Energy and our general partner. The shared executive officers divide their working time between the management of CVR Energy, CVR Refining and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2013 are as follows: John J. Lipinski (10%), Stanley A. Riemann (23%), Susan M. Ball (35%), Edmund S. Gross (20%), and Christopher G. Swanberg (20%).
Byron R. Kelley served as Chief Executive Officer and President of our general partner and as a director until his resignation effective January 1, 2014. Randal T. Maffett served as Executive Vice President, Business Development until his employment was transferred to CVR Energy effective January 1, 2014. During 2013, Byron R. Kelley spent 100% and Randal T. Maffett spent 75% of their time working for us as employees of the general partner. As of January 1, 2014, Mr. Kelley and Mr. Maffett are no longer executive officers of our general partner.
Effective February 6, 2014, Daniel A. Ninivaggi resigned from, and Andrew Roberto was concurrently appointed to, the board of directors of our general partner.

Name	Age	Position With Our General Partner
John J. Lipinski	62	Executive Chairman, Chief Executive Officer and President(1) and Director
Stanley A. Riemann	62	Chief Operating Officer and Director
Susan M. Ball	50	Chief Financial Officer and Treasurer
Edmund S. Gross	63	Senior Vice President, General Counsel and Secretary
Christopher G. Swanberg	56	Vice President, Environmental, Health and Safety
SungHwan Cho	39	Director
Donna R. Ecton	66	Director
Frank M. Muller, Jr.	71	Director
Mark A. Pytosh	49	Director
Andrew Roberto	27	Director
(1)    Mr. Lipinski became Chief Executive Officer and President effective January 1, 2014.
John J. Lipinski has served as chairman of the board of our general partner since November 2010, executive chairman since June 2011 and as chief executive officer and president since January 2014. He has been a director of our general partner since October 2007, and was chief executive officer and president from October 2007 to June 2011. In addition, he has served as CVR Energy's chief executive officer and president and as a member of the board of directors since September 2006, and previously served as the chairman of its board of directors from April 2009 until May 2012. In addition, Mr. Lipinski has served as the chief executive officer, president, and director of CVR Refining's general partner since its inception in September 2012. Mr. Lipinski has over 40 years of experience in the petroleum refining and nitrogen fertilizer industries. He began his career with Texaco Inc. In 1985, Mr. Lipinski joined The Coastal Corporation, eventually serving as Vice President of Refining with overall responsibility for Coastal Corporation's refining and petrochemical operations. Upon the merger of Coastal with El Paso Corporation in 2001, Mr. Lipinski was promoted to Executive Vice President of Refining and Chemicals, where he was responsible for all refining, petrochemical, nitrogen-based chemical processing and lubricant operations, as well as the corporate engineering and construction group. Mr. Lipinski left El Paso in 2002 and became an independent management consultant. In 2004, he became a managing director and partner of Prudentia Energy, an advisory and management firm. Mr. Lipinski graduated from Stevens Institute of Technology with a bachelor's degree in Engineering (Chemical) and received a Juris Doctor from Rutgers University School of Law. Mr. Lipinski's over 40 years of experience in the petroleum refining and nitrogen fertilizer industries adds significant value to the board of directors of our general partner, and his in-depth knowledge of the issues, opportunities and challenges facing our business provides the direction and focus the board needs to ensure the most critical matters are addressed.
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
SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. From 2004 to 2006, Mr. Cho served as Director of Finance for Atari, Inc., a publisher of interactive entertainment products. From 1999 to 2002, Mr. Cho served as Director of Corporate Development and Director of Product Development at Talk America, a telecommunications provider to small business and residential customers. From 1996 to 1999, he was an investment banker at Salomon Smith Barney in New York and Tokyo. Mr. Cho has been a director of: American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013; CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011; WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. Mr. Cho was previously a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also had a non−controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho's deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.
Donna R. Ecton has been a member of the board of directors of our general partner since March 2008. Ms. Ecton is the founder, chairman, and chief executive officer of the management consulting firm EEI Inc, which she founded in 1998. Prior to founding EEI, she served as a board member of H&R Block, Inc. from 1993 to 2007, a board member of PETsMART, Inc. from 1994 to 1998, PETsMART's chief operating officer from 1996 to 1998, and as chairman, president and chief executive officer of Business Mail Express, Inc., a privately held expedited print/mail business, from 1995 to 1996. Ms. Ecton was president and chief executive officer of Van Houten North America Inc. from 1991 to 1994 and Andes Candies Inc from 1991 to 1994. She has also held senior management positions at Nutri/System, Inc. and Campbell Soup Company. She started her business career in banking with both Chemical Bank and Citibank N.A. Ms. Ecton currently serves on the board of directors of Body Central Corp., a multi-channel specialty woman's apparel retailer, and KAR Auction Services, Inc., a leading provider of vehicle auction services in North America. Ms. Ecton is a member of the Council on Foreign Relations in New York City. She was also elected to and served on Harvard University's Board of Overseers. Ms. Ecton received a BA in economics from Wellesley College and an MBA from the Harvard Graduate School of Business Administration. We believe Ms. Ecton's significant background as both an executive officer and director of public companies and experience in finance is an asset to our board. Her knowledge and experience provide the audit committee with valuable perspective in managing the relationship with our independent accountants and the performance of the financial auditing oversight.
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
Mark A. Pytosh has been a member of the board of directors of our general partner since June 2011. Mr. Pytosh has served as the Chief Financial Officer of Tervita Corporation since April 2010. Tervita is a privately-held company that is the largest oil and gas environmental services company in North America. Before joining Tervita, Mr. Pytosh served as Executive Vice President and Chief Financial Officer of Covanta Holding Corporation from December 2007 through March 2010 and as Senior Vice President and Chief Financial Officer of Covanta from September 2006 to December 2007. Covanta is a publicly-traded company which owns and operates energy-from-waste power facilities, biomass power facilities and independent power plants in the United States, Europe and Asia. From February 2004 to August 2006 Mr. Pytosh served as Executive Vice President and from May 2005 to August 2006 as Chief Financial Officer, of Waste Services, Inc., a publicly-traded integrated solid waste services company. From 2000 to early 2004 Mr. Pytosh was a managing director in Investment Banking at Lehman Brothers where he led the firm's Global Industrial Group. Prior to joining Lehman Brothers he was a managing director at Donaldson, Lufkin & Jenrette where he led the firm's Environmental Services and Automotive industry groups. He began his career at Kidder, Peabody. We believe Mr. Pytosh's experience with public companies in the energy industry and strong financial background is an asset to our board.
Andrew Roberto has been a member of the board of directors of our general partner since February 2014. Mr. Roberto has served as an Associate of Icahn Enterprises L.P. since May 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. Mr. Roberto is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Roberto served as a research analyst at RBS Securities covering the automotive, industrial, coal, homebuilding and building products sectors as a member of the high yield and distressed debt trading team. Mr. Roberto began his career at AllianceBernstein, where he focused on client services and relationship management. Mr. Roberto has been a director of: American Railcar Industries, Inc., a railcar manufacturing company, since February 2014; American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since February 2014; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since February 2014; WestPoint Home LLC, a home textiles manufacturer, since February 2014; and Viskase Companies, Inc., a meat casing company, since February 2014. American Railcar Industries, American Railcar Leasing, CVR Energy, CVR Partners, Westpoint Home and Viskase are each indirectly controlled by Carl C. Icahn. Mr. Roberto received his B.A. in Economics from Williams College. Based upon Mr. Roberto's strong financial background and experience as an analyst, we believe that Mr. Roberto has the requisite set of skills to serve as a member of our board.
The directors of our general partner hold office until the earlier of their death, resignation or removal.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC and the NYSE. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2013. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2013.
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
Item 11.    Executive Compensation
Compensation Discussion and Analysis
Overview
The Partnership does not directly employ any of the executives responsible for the management of our business. The following additional executives who were responsible for the management of our business during 2013 are employed by CVR Energy: John J. Lipinski (our executive chairman); Susan M. Ball (our chief financial officer); and Stanley A. Riemann (our chief operating officer). Our general partner employed Byron R. Kelley as our chief executive officer and president, until his resignation effective January 1, 2014, and Randal T. Maffett, our executive vice president of business development, until his transfer to CVR Energy effective January 1, 2014. Throughout this Annual Report, Messrs. Lipinski and Kelley, Ms. Ball, and Messrs. Maffett and Riemann are referred to collectively as the named executive officers.
The weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2013 are as follows: John J. Lipinski (10%); Byron R. Kelley (100%); Susan M. Ball (35%); Randal T. Maffett (75%); and Stanley A. Riemann (23%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy or CVR Refining.
Messrs. Kelley and Maffett were employed and paid by our general partner, whereas Mr. Lipinski, Ms. Ball and Mr. Riemann are employed and paid by CVR Energy. The compensation of Messrs. Kelley and Maffett was determined by the Partnership. The compensation of Mr. Lipinski, Ms. Ball and Mr. Riemann was determined by CVR Energy. In addition, during 2013 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below. Pursuant to such services agreement, we are required to pay all compensation amounts allocated to us by CVR Energy, except for share-based compensation awarded by CVR Energy prior to December 2013, although we may object to amounts that we deem unreasonable. The services agreement was recently amended such that we will now pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 to those personnel providing services to the Partnership via the services agreement.
Pursuant to the services agreement between us, our general partner and CVR Energy, among other matters:

•	CVR Energy makes available to our general partner the services of the CVR Energy executive officers and employees, certain of whom serve as executive officers of our general partner; and

•
We, our general partner and our operating subsidiary, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees, with the exception of costs attributable to share-based compensation awarded by CVR Energy prior to December 2013. As noted above, the services agreement has been amended such that we will pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 to those personnel providing services to the Partnership via the services agreement.

Under the services agreement, either our general partner, CRNF (our subsidiary) or we pay CVR Energy: (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding share-based compensation, except for performance units and incentive units issued starting in December 2013; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding share-based compensation except as noted for performance units and incentive units issued starting in December 2013, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy." In addition, pursuant to the GP Services Agreement entered into among the Partnership, our general partner and CVR Energy in November 2012, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the provision of services to CVR Energy on a part-time basis by employees of the Partnership, as determined by the general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. During 2013, Mr. Kelley did not provide services to CVR Energy. Mr. Maffett spent approximately 25% of his time on CVR Energy matters.
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
As discussed above, 2013 compensation for Mr. Lipinski, Ms. Ball and Mr. Riemann was set by CVR Energy, while the 2013 compensation for Messrs. Kelley and Maffett was set by CVR Partners. The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Partners' compensation programs and the second focuses on CVR Energy's compensation programs.
CVR Partners' Compensation Programs
The following discussion relates to the 2013 compensation of the named executive officers who were employees of our general partner through December 31, 2013, Messrs. Kelley and Maffett. Accordingly, references to the named executive officers in this section shall refer solely to Messrs. Kelley and Maffett.
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

CVR Partners takes these main objectives into consideration when creating its compensation programs, setting each element of compensation under those programs, and determining the proper mix of the various compensation elements.
Elements of Compensation Program
For 2013, the three primary components of CVR Partners' compensation program were base salary, an annual performance-based cash bonus and equity awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Partners' salaried employees.
CVR Partners believes that equity compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.
CVR Partners' compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The Executive Chairman and Chief Executive Officer of CVR Partners, while not a member of CVR Partners' compensation committee, reviews information provided by the committee's compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executive officers and key employees.
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
Base Salary.    Each of Messrs. Kelley and Maffett had an employment agreement with our general partner that sets forth their initial base salaries. Base salaries are set at a level intended to enable CVR Partners to hire and retain executive officers, to enhance the executive officer's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee of our general partner takes into account the following factors: (i) CVR Partners' financial and operational performance for the year; (ii) the previous years' compensation level for each executive officer; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the Executive Chairman and Chief Executive Officer, based on individual responsibilities and performance, including each executive officer's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.
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
Salaries are reviewed annually by the compensation committee of our general partner with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. However, due to Mr. Kelley's resignation and Mr. Maffett's transfer to CVR Energy, in each case, effective January 1, 2014, the compensation committee was not required to set new base salaries for any of our named executive officers.

Annual Bonus.  CVR Partners' annual bonus program is designed to meet each of its compensation objectives. Specifically, CVR Partners' annual bonus program rewards executives only for measured company performance, thereby aligning the executive's interest with those of its unitholders and encouraging the executives to focus on targeted performance. Further, the program also provides the executive with the opportunity to earn additional compensation, thereby making our total compensation package more competitive.
Information about total cash compensation paid by members of CVR Partners' peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee of CVR Partners believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee of our general partner also believes that a significant portion of executive officers' compensation should be at risk, which means that a portion of the executive officers' overall compensation is not guaranteed and is determined based on individual and company performance. Executive officers have greater potential bonus awards as the authority and responsibility of an executive increases. Employment agreements for each of the named executive officers provide that the executive is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. Under the employment agreements in effect during 2013 for CVR Partners' named executive officers, target bonuses were 200% for Mr. Kelley and 100% for Mr. Maffett. These target percentages were the result of individual negotiations between the named executive officers and CVR Partners, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Partners' peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the board of directors of our general partner on a review of CVR Partners' peer group and discussions with CVR Partners' management and the compensation committee of our general partner.
In 2013, CVR Partners adopted the CVR Partners, LP Performance Incentive Plan (the "CVR Partners PIP"), pursuant to which Messrs. Kelley and Maffett had the opportunity to earn bonuses in respect of 2013 performance. The payment of annual bonuses for the 2013 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 51%, 35% and 14% of the annual bonuses, respectively. Specific bonus measures were determined by the compensation committee of our general partner based on its review of peer group information provided by Longnecker and discussions between the board of directors of our general partner, management and the compensation committee, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Partners' overall performance resulting in increased unitholder value. The compensation committee of our general partner also approved the threshold, target and maximum performance goals with respect to each performance measure.
The 2013 financial measures for Messrs. Kelley and Maffett included the following: relative unit value, which was derived from taking into account various factors impacting the unit price as measured against certain defined peers; incremental distributions per units related to acquisitions and significant growth projects; UAN storage initiatives as measured by purchased, leased or built off-site storage; and fertilizer adjusted EBITDA, which was derived from fertilizer earnings before interest, taxes, depreciation and amortization, share-based compensation, and asset impairment charges.
The 2013 operational measures included the following: reliability measures associated with on-stream ammonia; and reliability measures associated with UAN performance levels. Awards could not be paid with respect to the operational measures unless the threshold level of performance was achieved for such operational measure.
The 2013 safety measures included the following: fertilizer OSHA recordable injury statistics (based upon nitrogen segment OSHA injuries); OSHA lost time injury statistics (based upon nitrogen segment OSHA lost time injuries); EH&S severity statistics (based upon nitrogen segment EH&S severity); air reportable releases (based upon nitrogen segment EPA reportable quantity releases); air reportable release quantity (based upon nitrogen segment EPA reportable quantity releases); tier 1 process safety events (based upon nitrogen segment API process safety events); and tier 2 process safety events (based upon nitrogen segment API process safety events).

The table below reflects: (i) the financial, operational and safety measures used to determine 2013 bonuses for Messrs. Kelley and Maffett; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2013 bonus determined based on each such measure. The executives could have received 0% or 50% for threshold levels, 100% for target levels, and 150%, 175%, or up to 200% for maximum levels, respectively.

2012 Performance Measure	2013 Performance Goals Threshold/Target/Maximum	2013 Actual Results	Portion of Target Bonus Allocable to Measure
Relative Unit Value	Threshold: - 5% of peers Target: +/- 2% of peers Maximum: + 10% of peers	6.0%	10% of bonus for Messrs. Kelley and Maffett

Acquisitions and Significant Growth Projects	Threshold: < 2% incremental DPU Target: + 2% incremental DPU Maximum: + 10% DPU	None	10% of bonus for Messrs. Kelley and Maffett

UAN Storage Initiatives	Threshold: 25,000 tons Target: 32,500 tons Maximum: 40,000 tons	49,000 tons	10% of bonus for Messrs. Kelley and Maffett

Fertilizer Adjusted EBITDA	Threshold: $146.6 million Target: $176.6 million Maximum: $206.6 million	$153.4 million	21% of bonus for Messrs. Kelley and Maffett

Reliability Measures On-stream Ammonia	Threshold: 89% on-stream Target: 95% on-stream Maximum: 97% on-stream	94.40%	17.5% of bonus for Messrs. Kelley and Maffett

Reliability Measures On-stream UAN	Threshold: 86% on-stream Target: 92% on-stream Maximum: 94% on-stream	91.90%	17.5% of bonus for Messrs. Kelley and Maffett

OSHA recordable injury statistics	Threshold: 3 recordable events Target: 2 recordable events Maximum: 1 recordable events	1 recordable event	1.75% of bonus for Messrs. Kelley and Maffett

OSHA lost time injury statistics	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1.75% of bonus for Messrs. Kelley and Maffett

EH&S severity statistics	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	1.75% of bonus for Messrs. Kelley and Maffett

Air reportable release	Threshold: 28 recordable events Target: 20 recordable events Maximum: 18 recordable events	25 recordable events	2.1% of bonus for Messrs. Kelley and Maffett

Air reportable release quantity	Threshold: 153,000 pounds Target: 133,000 pounds Maximum: 67,000 pounds	7,276 pounds	1.75% of bonus for Messrs. Kelley and Maffett

Tier 1 process safety events	Threshold: 3 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	2.8% of bonus for Messrs. Kelley and Maffett

Tier 2 process safety events	Threshold: 3 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	2.1% of bonus for Messrs. Kelley and Maffett
As a result of these levels of performance, Messrs. Kelley and Maffett earned approximately 93.33% of their respective target annual bonuses.
Equity Awards
CVR Partners also uses equity incentives to reward long-term performance of its executive officers. The issuance of equity to executive officers is intended to satisfy CVR Partners' compensation program objectives by generating significant future value for each executive officer if CVR Partners' performance is outstanding and the value of CVR Partners' partners' capital increases for all of its unitholders. The compensation committee of our general partner believes that its equity incentives promote long-term retention of executives.
CVR Partners established its long term incentive plan in March 2011 (the "CVR Partners LTIP") in connection with the completion of its initial public offering in April 2011. The compensation committee of our general partner may elect to make restricted unit grants, option grants, phantom units or other equity-based grants under the CVR Partners LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2013, neither Mr. Kelley nor Mr. Maffett received any awards pursuant to the CVR Partners LTIP given their resignation and transfer to CVR Energy, respectively. Mr. Maffett did receive an incentive unit award from CVR Energy, the terms of which are described below.
Perquisites.    CVR Partners' pays for a portion of the cost of medical insurance and life insurance for its named executive officers as it does for all employees (except for certain supplemental life insurance). The total value of all perquisites and personal benefits provided to each of its named executive officers in 2013 was less than $10,000.
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
CVR Energy's Compensation Programs
The following discussion relates to the 2013 compensation of the named executive officers who are employed by CVR Energy, Mr. Lipinski, Ms. Ball and Mr. Riemann. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Lipinski, Ms. Ball and Mr. Riemann.
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
Elements of Compensation Program
For 2013, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.
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

Longnecker has been engaged by CVR Energy on behalf of its compensation committee to assist the committee with its review of executive officers' compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. To this end, Longnecker performed a study including an analysis that management reviewed and then provided to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the report and analysis prepared by Longnecker as members of CVR Energy's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Energy's peer group, the focus of Longnecker's recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.
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
Salaries are reviewed annually by CVR Energy's compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the executive officers in 2013 in conjunction with their responsibilities and expectations for 2014. They concluded their review in December 2013, and set the following base salaries for the named executive officers as of January 1, 2014: $1,000,000 for Mr. Lipinski; $390,000 for Ms. Ball; and $490,000 for Mr. Riemann (which is not a change from his 2013 salary). Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.
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
Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee of CVR Energy believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee of CVR Energy also believes that a significant portion of executive officers' compensation should be at risk, which means that a portion of the executive officers' overall compensation is not guaranteed and is determined based on individual and company performance. Executive officers have greater potential bonus awards as the authority and responsibility of an executive increases. Employment agreements for each of the named executive officers provide that the executive is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. Under the employment agreements in effect during 2013 for CVR Energy's named executive officers, target bonuses were the following percentages of each individual's base salary: John J. Lipinski (250%), Susan M. Ball (100%), and Stanley A. Riemann (200%). These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the board of directors of CVR Energy based on a review of CVR Energy's peer group and discussions with CVR Energy management and the compensation committee of CVR Energy.

In March 2011, CVR Energy adopted the CVR Energy, Inc. Performance Incentive Plan (the "CVR Energy PIP"), pursuant to which the named executive officers had the opportunity to earn bonuses in respect of 2013. The payment of annual bonuses for the 2013 performance year to the named executive officers will depend on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively. Specific bonus measures were determined by the compensation committee of CVR Energy based on its review of peer group information provided by Longnecker and discussions between CVR Energy's board of directors, management and the compensation committee and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee of CVR Energy approved the threshold, target and maximum performance goals with respect to each measure.
The 2013 financial measures were based upon consolidated adjusted EBITDA, which was derived from earnings before interest, taxes, depreciation and amortization, share-based compensation, loss on extinguishment of debt, first-in, first-out (FIFO) accounting impacts, non-controlling interest and asset impairment charges.
The 2013 operational measures include petroleum reliability for the total Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day. Awards cannot be paid with respect to the operational measures unless the threshold of the relevant performance measure is achieved.
The 2013 safety measures include the aggregated EH&S results for the petroleum segment pursuant to the CVR Energy PIP and for the nitrogen fertilizer segment pursuant to the CVR Partners PIP, which include the following: consolidated OSHA recordable injury statistics (based upon enterprise-wide OSHA injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated OSHA lost time injury statistics (based upon enterprise-wide OSHA lost time injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated EH&S severity statistics (based upon enterprise-wide EH&S severity and inclusive of petroleum, fertilizer and crude transportation); consolidated air reportable releases (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); consolidated tier 2 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).
The table below reflects: (i) the financial, operational and safety measures used to determine 2013 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2013 bonus that will be determined based on each such measure. The executives may receive 0% or 50% related to threshold levels, 100% for target levels, and 150% or up to 200% for maximum levels of the applicable amount for each respective measure for levels of performance attained at threshold, target and maximum, respectively.

2013 Performance Measure	2013 Performance Goals Threshold/Target/Maximum	2013 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA	Threshold: $543.1 million Target: $1,011.9 million Maximum: $1,480.7 million	$817.2 million	30% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Petroleum Reliability Measures	Threshold: 159,916 bpd Target: 171,952 bpd Maximum: 180,549 bpd	187,568 bpd	50% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Petroleum Environmental Health & Safety Measures	Threshold: 0% of refining payout levels Target: 20% of refining payout levels Maximum: 40% of refining payout levels	38.50%	15% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
Nitrogen Environmental Health & Safety Measures	Threshold: 0% of nitrogen payout levels Target: 20% of nitrogen payout levels Maximum: 40% of nitrogen payout levels	35.13%	5% of bonus for Messrs. Lipinski and Riemann and Ms. Ball
As a result of these performance levels, Mr. Lipinski, Ms. Ball and Mr. Riemann earned approximately 130.2% of their respective target annual bonuses.

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
Perquisites.    CVR Energy pays for a portion of the cost of medical insurance and life insurance for its named executive officers as it does for all employees (except for certain supplemental life insurance). The total value of all perquisites and personal benefits provided to each of its named executive officers in 2013 was less than $10,000.
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

Compensation Committee Frank M. Muller, Jr. (Chairman) SungHwan Cho Andrew Roberto

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2013, 2012 and 2011. In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business. Equity awards granted by CVR Energy are not included in this table prior to December 2013 as we have not historically been obligated under the services agreement to reimburse CVR Energy for any portion of the previous awards made by CVR Energy. The services agreement has subsequently been amended and we will now pay for our allocated portion of performance unit and incentive unit awards made to those personnel providing services to CVR Partners via the services agreement.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
John J. Lipinski,	2013	950,000		—	2,889,236	9,442,250	29,933	13,311,419
Executive Chairman	2012	950,000		—	—	3,771,738	25,105	4,746,843
	2011	900,000		—	—	2,541,206	24,751	3,465,957
Byron R. Kelley,	2013	500,000		—	—	933,300	30,878	1,464,178
Chief Executive Officer(4)	2012	500,000			1,100,023	1,280,200	24,393	2,904,616
	2011	291,667		—	2,000,031	651,319	9,541	2,952,558
Susan M. Ball,	2013	360,000			896,838	468,720	17,629	1,743,187
Chief Financial Officer(5)	2012	281,189		—	—	379,886	16,869	677,944
Randal T. Maffett,	2013	280,000		—	274,041	261,324	15,921	831,286
Executive Vice President	2012	275,000		48,105	275,006	352,055	15,396	965,562
Business Development(6)	2011	99,638	(7)	59,155	550,016	77,210	3,547	789,566
Stanley A. Riemann,	2013	490,000		—	—	1,275,960	29,933	1,795,893
Chief Operating Officer	2012	450,000		—	—	1,429,290	25,105	1,904,395
	2011	425,000		—	—	960,011	24,751	1,409,762
_______________________________________

(1)
The amount included in this column for Mr. Maffett for 2011 includes a $25,000 signing bonus, as well as a discretionary bonus earned for 2011 and paid in 2012. The amount included for 2012 represent a discretionary bonus.

(2)
Amounts in this column reflect the aggregate grant date fair value of phantom units granted during 2012 and 2011 to Messrs. Kelley and Maffet pursuant to the CVR Partners LTIP, computed in accordance with FASB ASC 718. Assumptions relied upon in such valuation are set forth in footnote 3 to our audited financials. These phantom units are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided that the executives continue to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, and subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The table does not include amounts with respect to equity awards granted by CVR Energy prior to December 2013 to certain of the named executive officers pursuant to the CVR Energy Long-Term Incentive Plan because such amounts were not reimbursed by us. For 2013, the above table reflects the aggregate grant date fair value for certain performance units granted in December 2013 to Mr. Lipinski and for incentive units granted to Ms. Ball and Mr. Maffett by CVR Energy. Under an amendment to the services agreement, we will now pay for our allocated portion of these equity awards.

(3)
For Messrs. Kelley and Maffett, amounts in this column for 2013 and 2012 reflect amounts earned pursuant to the CVR Partners PIP in respect of 2013 and 2012, and amounts in this column for 2011 reflect amounts earned pursuant to the CVR Energy PIP in respect of 2011, which were paid in 2014, 2013 and 2012, respectively. For Mr. Lipinski, Ms. Ball and Mr. Riemann, amounts in this column for 2013, 2012 and 2011 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during 2013, 2012 and 2011, which were paid in 2014, 2013 and 2012, respectively. For Mr. Lipinski, the amount for 2013 also reflects the aggregate grant date fair value for certain performance units granted in December 2013 that are valued based on a performance factor that is tied to certain operational performance metrics.

As described in more detail in the Compensation Discussion and Analysis, named executive officers other than Messrs. Kelley and Maffett are employed by CVR Energy and dedicated only a portion of their time to our business in 2013. Furthermore, Mr. Maffett dedicated a portion of his time to CVR Energy matters during 2013.
The following table outlines 2013 cash compensation paid to the named executive officers who are employed by CVR Energy and was attributable to their service to our business, based on the percentage of time that each of them dedicated to our business during 2013.

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation (a)($)	Other ($)
John J. Lipinski	95,000	—	701,725	2,993
Susan M. Ball	126,000	—	164,052	6,170
Stanley A. Riemann	112,700	—	293,471	6,885
_______________________________________

(a)	For Mr. Lipinski, this total represents amounts payable under both the CVR Energy PIP, as well as amounts related to certain performance units issued in December 2013.
The following table outlines 2013 cash compensation paid to Mr. Maffet for time he spent attributable to service to CVR Energy.

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)	Other ($)
Randal T. Maffett	70,000	—	65,331	3,980

(4)
Mr. Kelley's compensation for 2011 has been pro-rated to reflect amounts earned starting on June 1, 2011, the date he became employed by our general partner. Prior to such date, Mr. Lipinski served as chief executive officer of our general partner. Mr. Kelley resigned and his employment agreement was terminated effective January 1, 2014.

(5)	Ms. Ball became employed as chief financial officer and treasurer on August 7, 2012. Prior to such date, Ms Ball served as vice president and chief accounting officer of our general partner.

(6)	Mr. Maffett's compensation for 2011 has been pro-rated to reflect amounts earned starting on August 22, 2011, the date he became employed by our general partner.

(7)	In addition to salary paid to Mr. Maffett for 2011, the amount in this column also includes amounts paid to him for consulting work performed from June 27, 2011 through August 22, 2011.

Grants of Plan-Based Awards
The following table sets forth information concerning amounts that could have been earned by our named executive officers under the CVR Energy PIP and CVR Partners PIP, as applicable, during 2013, as well as certain performance unit and incentive unit awards made to our named executive officers that are employed by CVR Energy.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John J. Lipinski	—	593,750	2,375,000	4,156,250	—	—
	12/19/2013	2,625,000	3,750,000	4,125,000	—	—
	12/19/2013	1,820,000	2,600,000	2,860,000	—	—
	12/19/2013	—	—	—	132,170	2,889,236
Byron R. Kelley	—	275,000	1,000,000	1,750,000	—	—
Susan M. Ball	—	90,000	360,000	630,000	—	—
	12/31/2013	—	—	—	39,648	896,838
Randal T. Maffett	—	77,000	280,000	490,000	—	—
	12/31/2013	—	—	—	12,115	274,041
Stanley A. Riemann	—	245,000	980,000	1,715,000	—	—
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Partners PIP (with respect to Messrs. Kelley and Maffett) or under the CVR Energy PIP (with respect to Mr. Lipinski, Ms. Ball and Mr. Riemann) in respect of 2013 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2013 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis. For Mr. Lipinski, amounts also reflect those that could be earned under certain performance units issued in December 2013 at threshold, target, and maximum based on performance factors that are tied to operational performance metrics.

(2)
Reflects the grant date fair value of certain performance units awarded to Mr. Lipinski and the incentive units awarded to Ms. Ball and Mr. Maffett by CVR Energy during 2013, computed in accordance with FASB ASC 718.

Employment Agreements
John J. Lipinski.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008, January 1, 2010, January 1, 2011 and January 1, 2014. The agreement has a three year term continuing through December 31, 2016, unless otherwise terminated by CVR Energy or Mr. Lipinski; provided CVR Energy may extend the agreement in one-year increments by providing 90 days' notice prior to the expiration of the initial term or then current renewal term. Mr. Lipinski receives an annual base salary of $1,000,000 effective as of January 1, 2014. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for one year following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Susan M. Ball.    On October 23, 2007, CVR Energy entered into an employment agreement with Ms. Ball, which was amended on March 5, 2009 and October 9, 2009, and amended and restated on each of January 1, 2010 and January 1, 2011. This agreement was subsequently amended and restated effective as of on August 7, 2012 in connection with Ms. Ball's promotion to the role of Chief Financial Officer, and amended again on December 31, 2013. The agreement has a term extending through December 31, 2015, unless otherwise terminated by CVR Energy or Ms. Ball. The agreement provides for an annual base annual salary of $350,000. Ms. Ball is also eligible to receive a performance-based annual cash bonus with a target payment equal to 100% of her annual base salary to be based upon individual and/or performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Ms. Ball is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during her employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Byron R. Kelley and Randal T. Maffett.    CVR GP, LLC, our general partner, entered into employment agreements with each of Messrs. Kelley and Maffett, on June 1, 2011 and August 22, 2011, respectively. The agreements each have an initial term of three years and will automatically renew for successive one year periods, unless otherwise terminated by either party. The agreements provide for an annual base salary of $500,000 for Mr. Kelley and $275,000 for Mr. Maffett. Mr. Kelley and Mr. Maffett are also eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria. The target annual bonus percentages commencing with fiscal year 2012 for Messrs. Kelley and Maffett are 200% and 100% of base salary, respectively. These executives are also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives. The agreements require Messrs. Kelley and Maffett to abide by perpetual restrictive covenants relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during the executives' employment and for one year following termination of employment. In addition, these agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments." Mr. Kelley resigned and Mr. Maffett became an employee of CVR Energy, in each case, effective January 1, 2014. Therefore, their respective employment agreements with our general partner have been terminated.
Stanley A. Riemann.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Riemann, which was subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. This agreement was amended and restated effective January 1, 2010 and again on January 1, 2011 and has a term of three years that expires in January 2014, unless otherwise terminated earlier by either party. The agreement provides for an annual base salary of $425,000 for Mr. Riemann, effective as of January 1, 2011. Mr. Riemann is also eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The target annual bonus percentage for Mr. Riemann is 200%. Mr. Riemann is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Riemann to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during his employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments." Mr. Riemann's employment agreement expired on January 1, 2014. On November 29, 2013, CVR Energy and Mr. Riemann entered into a letter agreement extending his employment from January 1, 2014 to June 30, 2014. Under the letter agreement, Mr. Riemann’s base salary will continue at the rate in effect immediately prior January 1, 2014. In addition, provided that Mr. Riemann remains employed through June 30, 2014 (or is terminated by CVR Energy without cause), and subject to Mr. Riemann’s execution of a release of claims: (a) Mr. Riemann will be entitled to receive a pro-rata bonus based on the actual performance of CVR Energy for 2014, payable when bonuses for 2014 are paid generally to CVR Energy’s executive officers; and (b) Mr. Riemann will receive a cash payment of $600,000 within 30 days following the date the release becomes effective. In addition, Mr. Riemann remains subject to the restrictive covenant obligations contained in his prior employment agreement.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Partners LTIP that were held by certain of the named executive officers as of December 31, 2013, as well as outstanding performance unit and incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
John J. Lipinski	132,170	(2)	2,989,685
Byron R. Kelley	16,886	(3)	277,944
	13,430	(3)	221,058
	29,896	(3)	492,088
Susan M. Ball	39,648	(4)	896,838
Randal T. Maffett	4,271	(3)	70,301
	3,693	(3)	60,787
	7,474	(3)	123,022
	12,115	(4)	274,041
_______________________________________

(1)
This column represents the closing price of the units on December 31, 2013, which was $16.46 for the common units and $22.62 for the performance and incentive units, multiplied by the number of unvested units outstanding on such date.

(2)
The performance units reflected in this table are scheduled to become vested on December 31, 2014, provided Mr. Lipinski continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments: below. The Partnership will share in it's prorated share of the costs associated with these awards based on the percentage of time that Mr. Lipinski dedicates to our business during 2014.

(3)
The phantom units reflected in this table are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. Mr. Kelley forfeited the above noted units on January 1, 2014, the effective date of his resignation.

(4)
The incentive units reflected in this table are scheduled to vest in one-third annual increments beginning on December 27, 2014, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments: below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during 2014.

Equity Awards Vested During Fiscal Year 2013
This table reflects the portion of phantom units granted pursuant to the CVR Partners LTIP that became vested during 2013.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Byron R. Kelley	16,886	409,148
	13,430	213,403
	14,948	241,111
Randal T. Maffett	4,272	80,613
	3,693	58,682
	3,737	60,278
_______________________________________

(1)
For phantom units that became vested during fiscal year 2013, the amounts reflected are calculated by multiplying the number of units that became vested by the closing market price of our units on the NYSE on the applicable vesting date.

Reimbursement of Expenses of Our General Partner
Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ending December 31, 2013, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $18.5 million.
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
Change-in-Control and Termination Payments
Under the terms of the named executive officers' employment agreements with our general partner or CVR Energy (as applicable), they are entitled to severance and other benefits from us or CVR Energy following the termination of their employment under certain circumstances. The amounts of potential post-employment payments and benefits in the narrative and table below assume that the triggering event took place on December 31, 2013, are based on salaries as of December 31, 2013 and assume the payment of bonuses at 100% of target. Pursuant to the services agreement that we entered into with CVR Energy, we are responsible only for the payment of severance and other benefits costs following the termination of employment of the executive officers that are expected to devote 100% of their time to managing our business, which excludes all of our named executive officers employed by CVR Energy.
John J. Lipinski.    If Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski is entitled to receive as severance (a) salary continuation for 36 months, (b) a pro-rata bonus for the year in which termination occurs based on actual results and (c) the continuation of medical, dental, vision and life insurance benefits ("Welfare Benefits") for 36 months at active-employee rates or until such time as Mr. Lipinski becomes eligible for such benefits from a subsequent employer. In addition, if Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/12 of his target bonus for the year of termination for each month of the 36 month period during which he is entitled to severance.
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
Susan M. Ball and Stanley A. Riemann.    Pursuant to their employment agreements as in effect on December 31, 2013, if the employment of Ms. Ball or Mr. Riemann is terminated either by CVR Energy without cause and other than for disability or by the executive officer for good reason (as such terms are defined in their respective employment agreements), then these executive officers are entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for 12 months (18 months for Mr. Riemann), (b) a pro-rata bonus for the year in which termination occurs, based on actual results and (c) the continuation of Welfare Benefits for 12 months (18 months for Mr. Riemann) at active-employee rates or until such time as the executive officer becomes eligible for such benefits from a subsequent employer. In addition, if the employment of the named executive officer is terminated either by CVR Energy without cause and other than for disability or by the executives for good reason (as these terms are defined in their employment agreements) within one year following a change in control (as defined in their employment agreements) or in specified circumstances prior to and in connection with a change in control, they are also entitled to receive additional benefits. For Ms. Ball, the severance period and benefit continuation period would be extended to 24 months and for Mr. Riemann would be extended to 30 months, and they would also receive monthly payments equal to 1/12 of their respective target bonuses for the year of termination during the 24 (or 30) month severance period. Upon a termination of these executives' employment upon retirement after reaching age 62, in addition to any Accrued Amounts, they will receive (a) a pro-rata bonus for the year in which termination occurs, based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as they become eligible for such benefits from a subsequent employer.
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
Byron R. Kelley and Randal T. Maffett.    Pursuant to their employment agreements as in effect on December 31, 2013, if the employment of Messrs. Kelley or Maffett is terminated either by our general partner without cause and other than for disability or by the executive officer for good reason (as such terms are defined in their respective employment agreements), then these executive officers are entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for 12 months (18 months for Mr. Kelley), (b) a pro-rata bonus for the year in which termination occurs based on actual results and (c) the continuation of Welfare Benefits for 12 months (18 months for Mr. Kelley) at active-employee rates or until such time as the executive officer becomes eligible for such benefits from a subsequent employer. In addition, if the employment of these named executive officers is terminated either by our general partner without cause and other than for disability or by the executives for good reason (as these terms are defined in their employment agreements) within one year following a change in control (as defined in their employment agreements) or in specified circumstances prior to and in connection with a change in control, they are also entitled to receive additional benefits. For Mr. Kelley, the severance period and benefit continuation period is extended to 30 months and he will also receive monthly payments equal to 1/12 of his bonus for the year of termination based on actual results during the 30 month severance period. Mr. Maffett will receive monthly payments equal to 1/12 of his target bonus for the year of termination for 12 months. Upon a termination by reason of these executives' employment upon retirement (in the case of Mr. Kelley, defined as completion of five years of service and, in the case of Mr. Maffett, after reaching age 62), in addition to any Accrued Amounts, they will receive (a) a pro-rata bonus for the year in which termination occurs based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as they become eligible for such benefits from a subsequent employer. In addition, in the case of Mr. Kelley, if he resigns for any reason other than by reason of his death following the three year initial term of his employment agreement (ending June 1, 2014), he will be entitled to a pro-rata bonus for the year in which termination occurs based on actual results. Mr. Kelley does not currently receive benefits from our general partner.
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

	Cash Severance ($)					Benefit Continuation ($)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	5,225,000	5,225,000	2,375,000	5,225,000	12,350,000	—	—	71,666	71,666	71,666
Stanley A. Riemann	—	—	980,000	1,715,000	4,655,000	—	—	47,777	35,833	59,722
Susan M. Ball	—	—	360,000	720,000	1,800,000			31,220	15,610	31,220
Byron R. Kelley	—	—	1,000,000	1,750,000	4,750,000	—	—	49,667	37,250	62,084
Randal T. Maffett	—	—	280,000	560,000	840,000	—	—	27,802	13,901	13,901
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
The employment agreements for Mr. Lipinski, Ms. Ball and Mr. Riemann were amended effective January 1, 2014.
With respect to Mr. Lipinski, as of January 1, 2014: (i) in the event of Mr. Lipinski’s termination by CVR Energy other than for cause or disability, or Mr. Lipinski’s resignation for good reason (as each term is defined in his employment agreement), rather than receiving salary continuation and welfare benefits for 36 months following termination, Mr. Lipinski will receive salary continuation and welfare benefits for the lesser of (A) 36 months and (B) the greater of (x) the remainder of the term of the employment agreement and (y) 12 months (such period, the “Post-Employment Period”); (ii) in the event of Mr. Lipinski’s termination by CVR Energy due to his disability, rather than receiving supplemental disability payments for 36 months following termination, Mr. Lipinski will receive such payments for the Post-Employment Period; (iii) in the event of Mr. Lipinski’s termination due to his death, rather than his estate receiving the base salary which Mr. Lipinski would have received had he remained employed under the Employment Agreement for a total of 36 months, Mr. Lipinski’s estate will receive his base salary for the Post-Employment Period; and (iv) in the event of Mr. Lipinski’s termination due to his retirement (as defined in the employment agreement), (x) rather than receiving welfare benefits for 36 months following his retirement, Mr. Lipinski will receive welfare benefits for the Post-Employment Period and (y) rather than the provision of an office at CVR Energy's headquarters and use of CVR Energy's facilities and administrative support for 36 months following his retirement, those items will be provided to Mr. Lipinski during the Post-Employment Period at CVR Energy's expense and, at Mr. Lipinski's request, for two years following the Post-Employment Period at Mr. Lipinski's expense.
With respect to Ms. Ball, as of January 1, 2014: (i) in the event of Ms. Ball's termination by CVR Energy other than for cause or disability or Ms. Ball’s resignation for good reason (as each term is defined in her employment agreement), rather than receiving salary continuation and welfare benefits for 12 months following termination, Ms. Ball will receive salary continuation and welfare benefits for the lesser of (A) 12 months and (B) the remainder of the term of her employment agreement (such period, the "Severance Period"); (ii) in the event of (A)(x) Ms. Ball’s termination by CVR Energy other than for cause or disability or (y) Ms. Ball’s resignation for good reason, in each case within the one-year period following a change in control (as defined in her employment agreement) or (B) a change in control related termination (as defined in her employment agreement) Ms. Ball, rather than receiving (1) an additional 12 months base salary, (2) a payment equal to 1/12 of the target annual bonus each month for two years following such a termination and (3) an additional 12 months of welfare benefits, Ms. Ball will receive a payment equal to 1/12 of the target annual bonus each month during the Severance Period; and (iii) the retirement age for Ms. Ball was raised from 62 to 65.
With respect to Mr. Riemann, as of January 1, 2014, in the event Mr. Riemann is terminated by CVR Energy without cause, he will be entitled to receive a pro-rata bonus based on the actual performance of CVR Energy for 2014, payable when bonuses for 2014 are paid generally to CVR Energy’s executive officers, and a cash payment of $600,000 within 30 days following the date the release (required post-employment) becomes effective.
Each of the named executive officers of our general partner who is employed by CVR Energy has been granted restricted stock units pursuant to the CVR Energy LTIP.
The awards that were granted in December 2012 consist of restricted stock units and dividend equivalent rights, which represent the right to receive, upon vesting, a cash payment equal to the fair market value of one share of CVR Energy common stock, plus the cash value of all dividends that were declared and paid by CVR Energy during the vesting period for that award. Awards of restricted stock units granted prior to the December 2012 grants represent the holder's right to receive, upon vesting, a cash payment equal to the lesser of $30.00 or the fair market value of a restricted share, as defined in the Transaction

Agreement. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances.
The awards that were granted in December 2012 (which only applies to Ms. Ball) become immediately vested in the event of Ms. Ball's death or disability. In addition, (a) the awards become immediately vested in the event of any of the following: (i) Ms. Ball's employment is terminated other than for cause within the one-year period following a change in control; (ii) Ms. Ball resigns from employment for good reason within the one year period following a change in control; or (iii) Ms. Ball's employment is terminated under certain circumstances prior to a change in control; and (b) if Ms. Ball is terminated other than for cause or resigns for good reason in the absence of a change in control, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. The terms disability, cause, good reason and change in control are all defined in the CVR Energy LTIP.
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
In December 2013, CVR Energy granted Mr. Lipinski three separate awards of performance units. Awards 1 and 2 represent the right to receive a cash payment equal to $1,000 multiplied by certain performance factors. Award 3 represents the right to receive a cash payment equal to the product of (a) the 10-day average closing price of CVR Refining common units for the first 10 trading days of December 2014 plus the amount of distributions paid on a share of CVR Refining between December 19, 2013 and the last day of the 10 trading days described above and (b) the applicable performance factor. The awards are subject to transfer restrictions and carry performance cycles ending on June 30, 2014, December 15, 2014 and December 31, 2014. In the event of Mr. Lipinski’s termination of employment prior to, (i) with respect to Award 1 and Award 2, the applicable payment date and (ii) with respect to Award 3, December 31, 2014 (x) by reason of Mr. Lipinski’s death or disability, (y) by CVR Energy other than for cause or (z) by reason of Mr. Lipinski’s resignation for good reason (as each term is defined in the CVR Energy LTIP), all performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated.
Also in December 2013, CVR Energy granted Ms. Ball and Mr. Maffett awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Refining's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on December 27, 2014. The awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If Ms. Ball or Mr. Maffett is terminated other than for cause or resigns for good reason in the absence of a change in control, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
The following table reflects the value of accelerated vesting of the unvested restricted stock units and incentive units held by the named executive officers assuming the triggering event took place on December 31, 2013. For purposes of: (a) the December 2012 restricted stock unit awards, the value is based on the closing price of the CVR Energy's common stock as of December 31, 2013 date, which was $43.43 per share; (b) the restricted stock unit awards prior to December 2012, the value is based on a value of $30.00 per share in accordance with the Transaction Agreement; and (c) for purposes of the December 2013 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the first 10 trading days of December 2013, or $22.70 per unit. The table does not take into consideration the value of the performance units held by Mr. Lipinski since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated.

Value of Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
John J. Lipinski	2,669,520	2,669,520	2,669,520	2,669,520	2,669,520
Stanley A. Riemann	794,190	794,190	794,190	794,190	794,190
Susan M. Ball	760,278	760,278	274,470	—	1,660,288
Randal T. Maffett	—	—	—	—	275,011
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.
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
The following table reflects the value of accelerated vesting of the unvested phantom unit awards held by the named executive officers assuming the triggering event took place on December 31, 2013, and based on the closing price of the Partnership common units as of such date, which was $16.46 per unit.

Value of Accelerated Vesting of Phantom Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Byron R. Kelley	991,090	991,090	991,090	991,090	991,090
Randal T. Maffett	254,109	254,109	131,087	—	254,109
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.
Compensation of Directors
Directors of our general partner who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for their services. During 2013, independent directors received an annual director fee of $55,000. The audit committee chair received an additional fee of $15,000 per year, while independent directors serving on the audit committee received an additional fee of $7,500 per year. The compensation committee chair received an additional fee of $8,000 per year, while independent directors serving on the compensation committee received an additional fee of $5,000 per year. The chair of the environmental, health and safety committee received an additional fee of $8,000 per year, while independent directors serving on the environmental, health and safety committee received an additional fee of $5,000 per year. In addition, independent directors also received an annual award of common units with a value of $20,000 and were also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses.
The following table sets forth the compensation received by each independent director of our general partner for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Total Compensation ($)
Donna R. Ecton	76,500	19,679	96,179
Frank M. Muller, Jr.	77,000	19,679	96,679
Mark A. Pytosh	72,000	19,679	91,679
Jon Whitney (3)	2,605	—	2,605
_______________________________________

(1)	Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2013.

(2)
Each of the independent directors was granted 1,220 common units on December 27, 2013. The number of common units granted in 2013 was based on the 10-day average closing price of CVR Partners common units for the first 10 trading days of December 2013, or $16.40 per unit. The dollar amounts in the table reflect the grant date fair value of these phantom units in accordance with FASB ASC 718.

(3)	Mr. Whitney resigned from the board in January 2013.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our common units as of February 18, 2014 by:

•	our general partner;

•	each of our general partner's directors;

•	each of our general partner's executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent
CVR GP, LLC(1)	—	—
Coffeyville Resources, LLC(2)	38,920,000	53.2%
John J. Lipinski(3)	187,500	*
Byron R. Kelley(4)	47,239	*
Stanley A. Riemann	30,000	*
Susan M. Ball	1,800	*
Edmund S. Gross	—	—
Christopher G. Swanberg	3,000	*
Randal T. Maffett(5)	14,357	*
SungHwan Cho	—	—
Donna R. Ecton(6)	26,469	*
Frank M. Muller, Jr.(7)	35,122	*
Andrew Roberto	—	—
Mark A. Pytosh(8)	55,932	*
All directors and executive officers of our general partner as a group (12 persons)(9)	401,419	*
_______________________________________

*	Less than 1%

(1)	CVR GP, LLC, a wholly-owned subsidiary of Coffeyville Resources, is our general partner and manages and operates our business and has a non-economic general partner interest.

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

(4)
Mr. Kelley was awarded 50,659 phantom units on June 1, 2011, 40,291 phantom units on December 30, 2011 and 44,844 phantom units on December 28, 2012. Each phantom unit represents the right to receive one common unit upon vesting. These phantom units vest in equal installments on the first three anniversaries of the date of grant, provided that the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" above. 16,886 common units vested on June 1, 2013 with 7,084 common units being withheld for tax purposes, resulting in a net issuance of 9,802 common units; 14,948 common units vested on December 28, 2013 with 6,271 common units being withheld for tax purposes, resulting in a net issuance of 8,677 common units; and 13,430 common units vested on December 30, 2013 with 5,634 common units being withheld for tax purposes, resulting in a net issuance of 7,796 common units. Mr Kelley resigned effective January 1, 2014 and as a result, his remaining phantom units were forfeited.

(5)
Mr. Maffett was awarded 12,815 phantom units on August 22, 2011, 11,080 phantom units on December 30, 2011 and 11,211 phantom units on December 28, 2012. Each phantom unit represents the right to receive one common unit upon vesting. These phantom units vest in equal installments on the first three anniversaries of the date of grant, provided that the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" above. 4,272 common units vested on August 22, 2013 with 1,169 common units being withheld for tax purposes, resulting in a net issuance of 3,103 common units; 3,737 common units vested on December 28, 2013 with 1,023 common units being withheld for tax purposes, resulting in a net issuance of 2,714 common units; and 3,693 common units vested on December 30, 2013 with 1,011 common units being withheld for tax purposes, resulting in a net issuance of 2,682 common units. No portion of the remaining phantom units held by Mr. Maffett will vest within 60 days of February 25, 2014. Therefore, Mr. Maffett does not have beneficial ownership of any additional common units in respect of such phantom units.

(6)
Ms. Ecton purchased 12,500 common units in connection with CVR Partners' Initial Public Offering in April 2011. Ms. Ecton was awarded 14,655 phantom units in connection with the Initial Public Offering, subject to a six-month vesting period. Upon vesting in October 2011, the phantom units converted to 14,655 common units, with 4,412 common units being withheld for tax purposes, resulting in a net award of 10,243 common units. Ms. Ecton was also awarded 2,418 common units on December 30, 2011, with 728 common units being withheld for tax purposes, resulting in a net award of 1,690 common units. These common units vested immediately. Ms. Ecton was also awarded 816 common units on December 28, 2012 and 1,220 common units on December 27, 2013. These common units vested immediately.

(7)
Mr. Muller purchased 21,875 common units in connection with CVR Partners' Initial Public Offering in April 2011. Mr. Muller was awarded 8,793 phantom units in connection with the Initial Public Offering, subject to a six-month vesting period. Upon vesting in October 2011, the phantom units converted to 8,793 common units. Mr. Muller was also awarded 2,418 common units on December 30, 2011, 816 common units on December 28, 2012 and 1,220 common units on December 27, 2013. These common units vested immediately.

(8)
Mr. Pytosh purchased 50,000 common units in connection with CVR Partners' Initial Public Offering in April 2011. Mr. Pytosh was awarded 1,478 common units on June 1, 2011, 2,418 common units on December 30, 2011, and 816 common units on December 28, 2012 and 1220 common units on December 27, 2013. These common units vested immediately.

(9)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (1) the 187,500 common units owned directly or indirectly by Mr. Lipinski, the 1,800 common units owned by Ms. Ball, the 30,000 common units owned by Mr. Riemann, the 47,239 common units owned by Mr. Kelley, the 14,357 common units owned by Mr. Maffett, and 3,000 common units owned by Mr. Swanberg, (2) the 26,469 common units owned by Ms. Ecton, (3) the 35,122 common units owned by Mr. Muller, and (4) the 55,932 common units owned by Mr. Pytosh.

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
The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2013. The CVR Partners LTIP was approved by the board of directors of our general partner in March 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Vesting		Weighted-Average Exercise Price of Outstanding Securities		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a) (c))
Equity compensation plans approved by security holders:
CVR Partners, LP Long- Term Incentive Plan	96,977	(1)		(2)	4,745,233	(3)
Equity compensation plans not approved by security holders:
None
Total	96,977		—		4,745,233
_______________________________________

(1)	Represents common and phantom units awarded under the CVR Partners LTIP.

(2)	Units do not have an exercise price. Payout is based on completing a specified period of employment.

(3)
Represents units that remain available for future issuance pursuant to the CVR Partners LTIP in connection with awards of options, unit appreciation rights, distribution equivalent rights, restricted units and phantom units. As of December 31, 2013, 254,767 common and phantom units had been granted under the CVR Partners LTIP, of which no common and phantom units have been forfeited and 96,977 remain unvested.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Coffeyville Resources, a wholly-owned subsidiary of CVR Energy, owns (i) 38,920,000 common units, representing approximately 53% of our outstanding units and (ii) our general partner with its non-economic general partner interest (which does not entitle it to receive distributions). On August 29, 2012, the Partnership's registration statement on Form S-3 was declared effective by the SEC, enabling CRLLC to sell, from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units.
Agreements with CVR Energy and CVR Refining
In connection with the formation of the Partnership and the initial public offering of CVR Energy in October 2007, we entered into several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its affiliates (including entities that were subsequently contributed to CVR Refining in connection with the Refining Partnership IPO) and our general partner. In connection with our Initial Public Offering in April 2011, we amended and restated certain of the intercompany agreements and entered into several new agreements with CVR Energy and its affiliates, including our partnership agreement. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties.
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
We obtain most (over 70% on average during the last five years) of the pet coke we need from CRRM's adjacent crude oil refinery pursuant to the pet coke supply agreement, and procure the remainder on the open market. The price we pay pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

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
Our pet coke cost per ton purchased from CRRM averaged $27, $30 and $28 for the years ended December 31, 2013, 2012 and 2011, respectively. Total purchases of pet coke from CRRM were approximately $9.8 million, $10.2 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Third-party pet coke prices averaged $40, $42 and $45 for the years ended December 31, 2013, 2012 and 2011, respectively. Total purchases of pet coke from third parties were approximately $4.8 million, $6.0 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Feedstock and Shared Services Agreement
We are party to a feedstock and shared services agreement with CRRM entered into in October 2007, which was amended and restated in April 2011, under which we and CRRM provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and our nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas.
Pursuant to the feedstock agreement, we and CRRM, subject to certain conditions, transfer excess hydrogen to one another. We will only provide hydrogen to CRRM if the hydrogen is not required for operation of our fertilizer plant, as determined in a commercially reasonable manner based upon our current or anticipated operational needs. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. Pricing for sales of hydrogen from us to CRRM is based on ammonia prices for sales of hydrogen up to a designated amount. For sales of hydrogen in excess of such amount, the pricing reverts to a UAN pricing structure to make us whole, as if we had produced UAN for sale. Pricing for sales of hydrogen by CRRM to us is based off of the price of natural gas. The hydrogen sales that we and CRRM make to each other are netted on a monthly basis, and we or CRRM will be paid to the extent that either of us sells more hydrogen than purchased in any given month. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the years ended December 31, 2013, 2012 and 2011, the net sales generated from the sale of hydrogen to CRRM were approximately $11.4 million, $6.3 million and $14.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011, CVR Partners also recognized $0.6 million, $0.2 million and $1.0 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery. At December 31, 2013 and 2012, there was approximately $2.6 million and $0.2 million, respectively, of receivables included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.
The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) recorded in direct operating expenses during the years ended December 31, 2013, 2012 and 2011 were approximately $0.1 million, $(10,000) and $(0.3) million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.
We are also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by us in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in our electric bill. Reimbursed direct operating expenses associated with nitrogen for the years ended December 31, 2013, 2012 and 2011 were approximately $0.5 million, $1.4 million and $1.5 million, respectively. No amounts were paid by us to CRRM for any of the years.
The agreement also provides that both we and CRRM must deliver instrument air to one another in some circumstances. We must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to us. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to us for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in CRRM's electric bill. Reimbursed direct operating expenses or paid amounts for each of the years on a gross or net basis were nominal.
The agreement provides a mechanism pursuant to which we may transfer a tail gas stream (which is otherwise flared) to CRRM which installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. We agreed to pay CRRM the cost of installing the pipe over a two year period and in the third year to provide an additional 15% to cover the cost of capital. At December 31, 2013 and 2012, an asset of approximately $0.2 million was included in other current assets and approximately $1.1 million and $1.3 million, respectively, was included in other non-current assets with an offset liability of approximately $0.3 million and $0.5 million, respectively, in other current liabilities and approximately $0.1 million and $0.4 million, respectively, in other non-current liabilities in our Consolidated Balance Sheet.
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
The agreement has a term of 20 years, and will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent. Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages, from either party or certain affiliates.
Raw Water and Facilities Sharing Agreement
We are party to a raw water and facilities sharing agreement with CRRM which (i) provides for the allocation of raw water resources between the Coffeyville refinery and our nitrogen fertilizer plant and (ii) provides for the management of the water intake system (consisting primarily of a water intake structure, water pumps, meters, and a short run of piping between the intake structure and the origin of the separate pipes that transport the water to each facility) which draws raw water from the Verdigris River for both our facility and CRRM's Coffeyville refinery. This agreement provides that a water management team consisting of one representative from each party to the agreement will manage the Verdigris River water intake system. The water intake system is owned and operated by CRRM. The agreement provides that both companies have an undivided one-half interest in the water rights that allow the water to be removed from the Verdigris River for use at our nitrogen fertilizer plant and CRRM's Coffeyville refinery.
The agreement provides that both our nitrogen fertilizer plant and the Coffeyville refinery are entitled to receive sufficient amounts of water from the Verdigris River each day to enable them to conduct their businesses at their appropriate operational levels. However, if the amount of water available from the Verdigris River is insufficient to satisfy the operational requirements of both facilities, then such water shall be allocated between the two facilities on a prorated basis. This prorated basis will be determined by calculating the percentage of water used by each facility over the two calendar years prior to the shortage, making appropriate adjustments for any operational outages involving either of the two facilities.
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
Terminal and Operating Lease Agreement.  On May 4, 2012, CRNF entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal.
Lease Agreement.    We are party to a lease agreement with CRRM in October 2007 under which we lease certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that we may terminate the lease at any time during the initial term by providing 180 days' prior written notice. In addition, we have the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then-existing term. There were no unpaid amounts outstanding with respect to the lease agreement as of December 31, 2012 and 2011.

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
As payment for services provided under the agreement, we, our general partner or CRNF must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide the Partnership services under the agreement on a full-time basis, but excluding share-based compensation except for performance units and incentive units issued starting in December 2013; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide the Partnership services under the agreement on a part-time basis, but excluding share-based compensation except for performance units and incentive units issued starting in December 2013, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations and bank charges. We must pay CVR Energy within 15 days for invoices it submits under the agreement.
We and our general partner are not required to pay any compensation, salaries, bonuses or benefits to any of CVR Energy's employees who provide services to us or our general partner on a full-time or part-time basis; CVR Energy will continue to pay their compensation. However, personnel performing the actual day-to-day business and operations at the nitrogen fertilizer plant level will be employed directly by us and our subsidiaries, and we will bear all personnel costs for these employees. The services agreement was recently amended such that we will now pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 to those personnel providing services to the Partnership via the services agreement.
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

Net amounts incurred under the services agreement for the years ended December 31, 2013, 2012 and 2011, were approximately $14.4 million, $10.1 million and $10.2 million, respectively.
Agreements with IEP
Railcar Lease Agreement
Since March 2009, the Partnership leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. This rent expense is included in cost of product sold (exclusive of depreciation and amortization) in the Consolidated Statement of Operations. For the years ended December 31, 2013, 2012 and 2011, rent expense of $0.4 million, $1.1 million and $1.1 million, respectively, was recorded related to this agreement.
Insight Portfolio Group LLC (formerly known as Icahn Sourcing, LLC)
Icahn Sourcing, LLC ("Icahn Sourcing") is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Partnership was a member of the buying group in 2013. Prior to December 31, 2013, CVR Energy did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December, 2012, Icahn Sourcing advised Icahn Enterprises that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC ("Insight Portfolio Group"). CVR Energy acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group's operating expenses in 2013. The Partnership participates in Insight Portfolio Group's buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis. Transactions with Insight Portfolio Group for each of the years on a gross basis were nominal.
GP Services Agreement
We are party to a GP Services Agreement dated November 29, 2011 between us, CVR GP, LLC and CVR Energy. This agreement allows CVR Energy to engage CVR GP, LLC, in its capacity as our general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between our general partner and CVR Energy from time to time. As payment for services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by us or our general partner in connection with the employment of our employees who provide CVR Energy services on a part-time basis, as determined by our general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. Pursuant to this GP Services Agreement, one of the Partnership's former executive officers performed business development services for CVR Energy from time to time.
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
Director Independence
The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner. The board of directors of our general partner consists of seven directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the New York Stock Exchange. For a discussion of the independence of the board of directors of our general partner, please see Item 10. Directors, Executive Officers and Corporate Governance — Management of CVR Partners, LP.
Item 14.    Principal Accounting Fees and Services
In connection with the audit of the 2013 financial statements, the Partnership entered into an engagement agreement with Grant Thornton LLP ("Grant Thornton") which sets forth the terms by which Grant Thornton will perform audit services for the Partnership. That agreement is subject to alternative dispute resolution procedures.
The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2014.
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has adopted a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2013.
The following table presents fees billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal year ended December 31, 2013:

Fiscal
Year 2013
(in thousands)
Audit fees	$385
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$385

The following table presents fees billed for professional services and other services in the following categories and amounts by KPMG for the fiscal years December 31, 2013 and 2012:

	Fiscal	Fiscal
	Year 2013	Year 2012
	(in thousands)
Audit fees(1)	$291	$800
Audit-related fees	—	—
Tax fees(2)	48	30
All other fees	—	—
Total	$339	$830

(1)
Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of the Partnership's financial statements for fiscal years ended December 31, 2013 and 2012, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings, and consultations on financial accounting and reporting standards arising during the course of the audit and reviews for fiscal years 2013 and 2012. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

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

10.2**
Amended and Restated On-Site Product Supply Agreement dated as of June 1, 2005, by and between The BOC Group, Inc. (n/k/a Linde LLC) and Coffeyville Resources Nitrogen Fertilizers, LLC (certain portions of this exhibit have been omitted pursuant to a confidential treatment order) (incorporated by reference to Exhibit 10.2 of the Form S-1/A filed on January 28, 2011).

10.2.1**
First Amendment to Amended and Restated On-Site Product Supply Agreement, dated as of October 31, 2008, by and between Coffeyville Resources Nitrogen Fertilizers, LLC and Linde, Inc. (n/k/a Linde LLC) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed by CVR Energy, Inc. on November 13, 2008).

10.3**
Amended and Restated Electric Services Agreement dated August 1, 2010, by and between Coffeyville Resources Nitrogen Fertilizers, LLC and the City of Coffeyville, Kansas (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by CVR Energy, Inc. on August 25, 2010).

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

10.7**
Amended and Restated Feedstock and Shared Services Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers,  LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011).

10.7.1*
Amendment to Amended and Restated Feedstock and Shared Services Agreement, dated as of December 30, 2013, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.

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

10.11**
Amended and Restated Registration Rights Agreement, dated as of April 13, 2011, by and between CVR Partners, LP and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011).

10.12**
Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011).

10.13**
Trademark License Agreement, dated as of April 13, 2011, by and between CVR Energy, Inc. and CVR Partners, LP (incorporated by reference to Exhibit 10.9 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011).

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

10.17**	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.17.1**†	Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.13.1 of the Form S-1/A filed on March 17, 2011).

10.17.2**†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13.2 of the Form S-1/A filed on March 17, 2011).

10.17.3**†	Form of Director Unit Issuance Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on August 8, 2011).

10.17.4**†	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.18.4 of the Form 10-K filed on March 1, 2013).

10.17.5**†	Form of Employee Phantom Unit Agreement for Byron R. Kelley (incorporated by reference to Exhibit 10.18.5 of the Form 10-K filed on March 1, 2013).

10.18*†	Fourth Amended and Restated Employment Agreement, dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski.

10.19**†
Third Amended and Restated Employment Agreement, dated as of July 27, 2012, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on November 6, 2012).

10.19.1*†	Amendment Number 1 to the Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Susan M. Ball.

10.20**†
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Stanley A. Riemann (incorporated by reference to Exhibit 10.18 of the Form S-1/A filed on January 28, 2011).

10.20.1*†	Letter Agreement, dated as of November 29, 2013, by and between CVR Energy, Inc. and Stanley A. Riemann.

10.21**†	Employment Agreement, dated as of August 22, 2011, by and between CVR GP, LLC and Randal T. Maffett (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 4, 2011).

10.22**†	Employment Agreement, dated as of June 1, 2011, by and between CVR GP, LLC and Byron R. Kelley (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on August 8, 2011).

10.23**	Form of Indemnification Agreement between CVR Partners, LP and each of its directors and officers (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).

10.24**†	CVR Partners, LP Performance Incentive Plan (incorporated by reference to Exhibit 10.28 of the Form 10-K filed on March 1, 2013).

21.1**	List of Subsidiaries of CVR Partners, LP (incorporated by reference to Exhibit 21.1 of the Form 10-K filed on March 1, 2013).

23.1*	Consent of GRANT THORNTON, LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following financial information for CVR Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 26, 2014, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statements of Cash Flows, (5)  Consolidated Statement of Partners' Capital and (6) the Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

_______________________________________

*	Filed herewith.

**	Previously filed.

†	Denotes management contract or compensatory plan or arrangement.
PLEASE NOTE:    Pursuant to the rules and regulations of the SEC, we may file or incorporated by reference agreements referenced as exhibits to the reports that we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership or its business or operations on the date hereof.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ JOHN J. LIPINSKI
John J. Lipinski Chief Executive Officer
Date: February 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chairman of the Board of Directors, Executive Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2014
John J. Lipinski

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2014
Susan M. Ball

/s/ STANLEY A. RIEMANN	Director	February 26, 2014
Stanley A. Riemann

/s/ DONNA R. ECTON	Director	February 26, 2014
Donna R. Ecton

/s/ SUNGHWAN CHO	Director	February 26, 2014
SungHwan Cho

/s/ FRANK M. MULLER, JR.	Director	February 26, 2014
Frank M. Muller, Jr.

/s/ ANDREW ROBERTO	Director	February 26, 2014
Andrew Roberto

/s/ MARK A. PYTOSH	Director	February 26, 2014
Mark A. Pytosh