Form 10-Q
period 2014-03-31
CVR PARTNERS, LP
filed 2014-05-02
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were 73,112,951 common units outstanding at April 30, 2014.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2014

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Report”):

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

CVR Refining
CVR Refining, LP, a publicly traded limited partnership listed on the New York Stock Exchange under the ticker symbol “CVRR,” which currently owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a medium complexity crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

farm belt	Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

feedstocks
Petroleum coke and petroleum products (such as crude oil and natural gas liquids) that are processed and blended into refined products, such as gasoline, diesel fuel and jet fuel, which are produced by a refinery.

general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of CRLLC.

Initial Public Offering	The initial public offering of CVR Partners, LP common units that closed on April 13, 2011.

MMbtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

MSCF	One thousand standard cubic feet, a customary gas measurement.

on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

pet coke	Petroleum coke - a coal-like substance that is produced during the oil refining process.

plant gate price	The unit price of fertilizer, in dollars per ton, offered on a delivered basis, and excluding shipment costs.

prepaid sales
Represents customer payments under contracts to guarantee a price and supply of fertilizer in quantities expected to be delivered in the next twelve months. Revenue is not recorded for such sales until the product is considered delivered. Prepaid sales are also referred to as deferred revenue.

Secondary Offering	The registered public offering of 12,000,000 common units of CVR Partners, LP, by CRLLC, which closed on May 28, 2013.

ton	One ton is equal to 2,000 pounds.

throughput	The volume processed through a unit.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$85,919	$85,142
Accounts receivable, net of allowance for doubtful accounts of $55 and $50, at March 31, 2014 and December 31, 2013, respectively	10,622	7,549
Inventories	33,535	33,064
Prepaid expenses and other current assets, including $2,182 and $3,104 from affiliates at March 31, 2014 and December 31, 2013, respectively	8,759	10,025
Total current assets	138,835	135,780
Property, plant, and equipment, net of accumulated depreciation	409,121	412,956
Goodwill	40,969	40,969
Deferred financing costs, net	998	1,236
Other long-term assets, including $1,091 and $1,136 with affiliates at March 31, 2014 and December 31, 2013, respectively	2,692	2,513
Total assets	$592,615	$593,454
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,924 and $4,289 due to affiliates at March 31, 2014 and December 31, 2013, respectively	$14,062	$17,137
Personnel accruals, including $146 and $2,025 with affiliates at March 31, 2014 and December 31, 2013, respectively	2,271	4,494
Deferred revenue	9,965	696
Accrued expenses and other current liabilities, including $1,643 and $323 with affiliates at March 31, 2014 and December 31, 2013, respectively	10,170	5,059
Total current liabilities	36,468	27,386
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $17 and $67 with affiliates at March 31, 2014 and December 31, 2013, respectively	878	1,147
Total long-term liabilities	125,878	126,147
Commitments and contingencies
Partners’ capital:
Common unitholders, 73,112,951 units issued and outstanding at March 31, 2014 and December 31, 2013	431,994	441,819
General partner interest	1	1
Accumulated other comprehensive loss	(1,726)	(1,899)
Total partners’ capital	430,269	439,921
Total liabilities and partners’ capital	$592,615	$593,454
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands, except per unit data)
Net sales	$80,316	$81,411
Operating costs and expenses:
Cost of product sold — Affiliates	2,246	3,089
Cost of product sold (exclusive of depreciation and amortization) — Third parties	19,462	7,565
	21,708	10,654
Direct operating expenses — Affiliates	753	1,003
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	23,436	21,554
	24,189	22,557
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,536	4,219
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,118	1,411
	4,654	5,630
Depreciation and amortization	6,667	5,767
Total operating costs and expenses	57,218	44,608
Operating income	23,098	36,803
Other income (expense):
Interest expense and other financing costs	(1,659)	(1,280)
Interest income	6	30
Other income, net	15	9
Total other expense	(1,638)	(1,241)
Income before income tax expense	21,460	35,562
Income tax expense	7	9
Net income	$21,453	$35,553
Net income per common unit – basic	$0.29	$0.49
Net income per common unit – diluted	$0.29	$0.49
Weighted-average common units outstanding:
Basic	73,113	73,065
Diluted	73,145	73,223

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands)
Net income	$21,453	$35,553
Other comprehensive income (loss):
Change in fair value of interest rate swap	(95)	(46)
Net loss reclassified into income on settlement of interest rate swap	268	258
Other comprehensive income (loss)	173	212
Total comprehensive income	$21,626	$35,765

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	Issued	Amount
	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2013	73,112,951	$441,819	$1	$(1,899)	$439,921
Cash distributions to common unitholders – Affiliates	—	(16,736)	—	—	(16,736)
Cash distributions to common unitholders – Non-affiliates	—	(14,703)	—	—	(14,703)
Share-based compensation – Affiliates	—	161	—	—	161
Net income	—	21,453	—	—	21,453
Net gains (losses) on interest rate swaps	—	—	—	173	173
Balance at March 31, 2014	73,112,951	$431,994	$1	$(1,726)	$430,269

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$21,453	$35,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,667	5,767
Allowance for doubtful accounts	5	(14)
Amortization of deferred financing costs	238	238
Share-based compensation – Affiliates	786	1,186
Share-based compensation	147	93
Change in assets and liabilities:
Accounts receivable	(3,078)	(4,601)
Inventories	(471)	(3,275)
Prepaid expenses and other current assets	1,266	(229)
Other long-term assets	(182)	(82)
Accounts payable	(3,895)	(3,497)
Deferred revenue	9,269	27,639
Accrued expenses and other current liabilities	3,445	(1,229)
Other long-term liabilities	(49)	(64)
Net cash provided by operating activities	35,601	57,485
Cash flows from investing activities:
Capital expenditures	(3,385)	(18,063)
Net cash used in investing activities	(3,385)	(18,063)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(16,736)	(9,776)
Cash distributions to common unitholders – Non-affiliates	(14,703)	(4,252)
Net cash used in financing activities	(31,439)	(14,028)
Net increase (decrease) in cash and cash equivalents	777	25,394
Cash and cash equivalents, beginning of period	85,142	127,848
Cash and cash equivalents, end of period	$85,919	$153,242
Supplemental disclosures:
Cash paid for income taxes	$1	$6
Cash paid for interest, net of capitalized interest of $35 and $422 in 2014 and 2013, respectively	$1,440	$1,064
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$1,309	$10,176
Change in accounts payable related to construction in progress	$(556)	$(8,495)

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

Organization

CVR Partners, LP (referred to as "CVR Partners" or the "Partnership") is a Delaware limited partnership, formed in June 2007 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, "CVR Energy") to own Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"). CRNF is an independent producer and marketer of upgraded nitrogen fertilizer products sold in North America. CRNF operates a dual-train coke gasifier plant that produces high-purity hydrogen, most of which is subsequently converted to ammonia and upgraded to urea ammonium nitrate ("UAN").

CRNF produces and distributes nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. CRNF's principal products are UAN and ammonia. These products are manufactured at CRNF's facility in Coffeyville, Kansas. CRNF's product sales are heavily weighted toward UAN and all of its products are sold on a wholesale basis.

Operation of Partnership

Subsequent to the closing of the Partnership's initial public offering (the "Initial Public Offering"), in April 2011 and through May 27, 2013, public security holders held approximately 30% of the Partnership's common units and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 70% of the Partnership's common units and the general partner interest. As of March 31, 2014, IEP Energy LLC and certain affiliates (collectively "IEP") owned approximately 82% of the shares of CVR Energy.

On May 28, 2013, CRLLC sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the "Secondary Offering"). The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC.

Subsequent to the closing of the Secondary Offering and as of March 31, 2014, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and the general partner interest.

CVR GP, LLC (“CVR GP” or the “general partner”) manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. In October 2007, the Partnership's partners at that time entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. See Note 12 ("Related Party Transactions") for further discussion.

(2) Basis of Presentation

The accompanying Partnership condensed consolidated financial statements include the accounts of CVR Partners and CRNF, its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including Article 3 of Regulation S-X, “General Instructions as to Consolidated Financial Statements.” These condensed consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto included in

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 26, 2014 (the "2013 Form 10-K").

The condensed consolidated financial statements include certain selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses that CVR Energy incurred on behalf of the Partnership. These related party transactions are governed by the services agreement. See Note 12 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs. The amounts charged or allocated to the Partnership are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent entity.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2014 and December 31, 2013, the results of operations and comprehensive income of the Partnership for the three months ended March 31, 2014 and 2013, the cash flows of the Partnership for the three months ended March 31, 2014 and 2013 and the changes in partners’ capital for the Partnership for the three months ended March 31, 2014.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Results of operations and cash flows are not necessarily indicative of the results that will be realized for the year ending December 31, 2014, or any other interim or annual period.

(3) Share‑Based Compensation

Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin ("SAB") Topic 1-B (“Allocations of Expenses and Related Disclosures in Financial
Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity”) and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which the Partnership is not responsible for payment are reflected as an increase or decrease to partners' capital.

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2014, only grants of restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

Restricted Stock Units

Through the CVR Energy LTIP, restricted shares have been granted to employees of CVR Energy and the Partnership. The IEP acquisition of CVR Energy and related Transaction Agreement dated April 18, 2012 between CVR Energy and IEP (“Transaction Agreement”) triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards, which generally vest over a three-year period, will be remeasured at each subsequent reporting date until they vest.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

In December 2012 and during 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries (including the Partnership). The awards are scheduled to vest over three years, with one-third of the award vesting each year with the exception of awards granted to certain executive officers scheduled to vest over one year. Awards granted in December 2012 to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, were canceled in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2014, there was approximately $0.3 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 1.1 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentage for individuals for whom, as of March 31, 2014, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2014 and 2013, related to the awards, was approximately $16,000 and $0.6 million, respectively. The Partnership is not responsible for the payment of CVR Energy restricted stock units and associated dividend equivalent rights, and accordingly, the expenses recorded for the three months ended March 31, 2014 and 2013 have been reflected as an increase to partners' capital.

Performance Unit Awards

In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards.  Compensation cost for the related awards is being recognized over the substantive service period. Compensation expense recorded for the three months ended March 31, 2014 related to the performance unit awards was $0.4 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards. As of March 31, 2014 this obligation of $0.7 million is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

Incentive Unit Awards

In December 2013, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are expected to vest over three years, with one-third of the award vesting each year. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2013, there was approximately $0.8 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.7 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentage for individuals for whom, as of March 31, 2014, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2014 related to the awards was $0.1 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of March 31, 2014 this obligation of $0.1 million is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Long-Term Incentive Plan – CVR Partners

In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner, and (4) CVR Partners' parent's employees, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the Partnership and the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of March 31, 2014, there were 4,809,862 common units available for issuance under the CVR Partners LTIP.

In December 2012, the board of directors of the general partner approved an amendment to modify the terms of certain phantom unit awards granted to employees of the Partnership and its subsidiaries. Prior to the amendment, the phantom units, when granted, were valued at the closing market price of the Partnership's common units on the date of issuance and amortized to compensation expense on a straight-line basis over the vesting period of the units. These phantom units generally vest over a three-year period. The amendment triggered a modification to the awards by providing that the phantom units would be settled in cash rather than in common units of the Partnership. For awards vesting subsequent to the amendment, the awards will be remeasured at each subsequent reporting date until they vest. As a result of the modification of the awards, the classification changed from equity-classified awards to liability-classified awards.

In December 2013, awards of phantom units and distribution equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are expected to vest over three years on the basis of one-third of the award each year. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one unit of the Partnership's common unit, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

A summary of the common units and phantom units (collectively “Units”) activity during the three months ended March 31, 2014 is presented below:

	Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	171,119	$21.34
Granted	—	—
Vested	—	—
Forfeited	(64,629)	23.36
Non-vested at March 31, 2014	106,490	$20.12

Unrecognized compensation expense associated with the unvested common and phantom units at March 31, 2014 was approximately $1.4 million and is expected to be recognized over a weighted average period of 1.4 years. In conjunction with Mr. Kelley's resignation that was effective January 1, 2014, all awards granted to him that were non-vested at the resignation date were forfeited. Due to the timing of this event, the Partnership had reflected the impact of this event in determining the unrecognized compensation expense as the resignation was expected at December 31, 2013. The associated change to the non-vested units forfeited was reflected at the resignation date and is included in the summary presented above. Compensation expense recorded for the three months ended March 31, 2014 and 2013 related to the awards under the CVR Partners LTIP was approximately $0.4 million and $0.6

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

million, respectively. As of March 31, 2014 and December 31, 2013 the Partnership had a liability of $0.4 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(4) Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Finished goods	$10,995	$8,849
Raw materials and precious metals	8,120	8,546
Parts and supplies	14,420	15,669
	$33,535	$33,064

(5) Property, Plant, and Equipment

A summary of costs for property, plant, and equipment is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Land and improvements	$5,026	$5,032
Buildings and improvements	2,237	2,191
Machinery and equipment	549,156	548,282
Automotive equipment	450	450
Furniture and fixtures	888	893
Railcars	7,902	7,902
Construction in progress	7,206	5,294
	$572,865	$570,044
Less: Accumulated depreciation	163,744	157,088
Total property, plant and equipment, net	$409,121	$412,956

Capitalized interest recognized as a reduction of interest expense for the three months ended March 31, 2014 and 2013 totaled approximately $35,000 and $0.4 million, respectively.

Direct operating expenses exclude depreciation and amortization of approximately $6.6 million and $5.7 million for the three months ended March 31, 2014 and 2013, respectively.

(6) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At March 31, 2014, the Partnership had a total of 73,112,951 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

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

Available cash for each quarter will generally begin with Adjusted EBITDA reduced for cash needed for: (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

On March 10, 2014, the Partnership paid out a cash distribution to the Partnership's unitholders of record on the close of business on March 3, 2014 for the fourth quarter of 2013 in the amount of $0.43 per common unit, or $31.4 million in aggregate.

On April 30, 2014, the Board of Directors of the general partner of the Partnership declared a cash distribution for the first quarter of 2014 in the amount of $0.38 per common unit, or $27.8 million in aggregate. The cash distribution will be paid on May 19, 2014 to the Partnership's unitholders of record at the close of business on May 12, 2014.

(7) Net Income per Common Unit

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

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Property taxes	$1,815	$1,373
Current interest rate swap	930	883
Accrued interest	439	458
Other accrued expenses and liabilities (1)	6,986	2,345
	$10,170	$5,059
____________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under the feedstock and shared services agreement. Refer to Note 12 ("Related Party Transactions") for additional discussion.

(9) Credit Facility

The Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2014. There is no scheduled amortization and the credit facility matures in April 2016.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

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

The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility. As of March 31, 2014, CVR Partners was in compliance with the covenants contained in the credit facility.

(10) Interest Rate Swap Agreements

CRNF is subject to two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. See Note 9 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the credit facility. At March 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for both the three months ended March 31, 2014 and 2013, respectively.

The interest rate swap agreements held by the Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

(11) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Nine months ending December 31, 2014	$4,060	$15,245
Year ending December 31, 2015	5,191	14,002
Year ending December 31, 2016	4,466	14,253
Year ending December 31, 2017	2,827	14,547
Year ending December 31, 2018	2,014	14,505
Thereafter	4,917	94,227
	$23,475	$166,779
_____________

(1)
This includes the Partnership’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended March 31, 2014 and 2013 totaled approximately $1.2 million and $1.4 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CRNF has an agreement with the City of Coffeyville pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity based upon agreed upon rates. This agreement expires on July 1, 2019.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $0.3 million to $0.4 million per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for both the three months ended March 31, 2014 and 2013 totaled approximately $1.0 million.

The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2014 and may be renewed. Expenses related to the pet coke supply agreement totaled approximately $1.3 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, which are recorded in cost of product sold (exclusive of depreciation and amortization).

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings that we previously reported in our 2013 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters are not expected to have a material adverse effect on the accompanying condensed consolidated financial

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

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

CRNF owns and operates a facility utilized for the manufacture of nitrogen fertilizers. Therefore, CRNF has exposure to potential EHS liabilities related to past and present EHS conditions at this location. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances.

CRNF is also subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of nitrogen products. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.

There have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in our 2013 Form 10-K. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described or referenced herein or other EHS matters which may develop in the future will not have a material adverse effect on the Partnership's business, financial condition, or results of operations.

EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the three months ended March 31, 2014 and 2013 were approximately $57,000 and $0, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

(12) Related Party Transactions

Related Party Agreements

In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were subsequently amended and restated. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets, and other long-term assets, on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

CVR Refining completed its initial public offering (the "Refining Partnership IPO") in January 2013. CVR Energy currently indirectly owns the general partner of CVR Refining and the majority of CVR Refining's outstanding common units. Although certain of CVR Energy's subsidiaries that are parties to the related party agreements discussed below were contributed to CVR Refining in connection with the Refining Partnership IPO and are now subsidiaries of CVR Refining, the Refining Partnership IPO had no impact on the Partnership's business relations with these subsidiaries.

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

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold for CVR Partners. For the three months ended March 31, 2014 and 2013, the net sales generated from the sale of hydrogen to CRRM were approximately $5.9 million and $29,000, respectively. For the three months ended March 31, 2014 and 2013, CVR Partners also recognized $0 and $0.2 million, respectively, of cost of product sold related to the transfer of excess hydrogen from the Coffeyville refinery. At March 31, 2014 and December 31, 2013, there were approximately $1.9 million and $2.6 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended March 31, 2014 and 2013, were approximately $0.2 million and $0.2 million, respectively. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended March 31, 2014 and 2013, there were net sales of approximately $1,000 and $0.1 million, respectively, generated from the sale of tail gas to CRRM.

In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provide an additional 15% to cover the cost of capital. At March 31, 2014 and December 31, 2013, there were assets of approximately $0.2 million and $0.2 million included in other current assets, approximately $1.1 million and $1.1 million included in other non-current assets, an offset liability of approximately $0.2 million and $0.3 million in other current liabilities and approximately $17,000 and $0.1 million of other non-current liabilities in the Condensed Consolidated Balance Sheets.

When CRNF retains excess sulfur from its operations, CRRM agrees to handle such sulfur in exchange for a fee payable to transport, store and sell the excess sulfur when possible. CRRM reimburses CRNF for any excess in the sales price of the sulfur above its costs. Approximately $83,000 and $34,000 were reimbursed by CRRM for the sale of excess sulfur for the three months ended March 31, 2014 and 2013. These reimbursements were recorded as reductions to direct operating expenses.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

At March 31, 2014 and December 31, 2013, receivables of $0.1 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and pet coke purchases. At March 31, 2014 and December 31, 2013, current obligations of $1.3 million and $1.0 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen sales and pet coke purchases.

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $2.2 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. Payables of $0.1 million and $0.6 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively.

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
March 31, 2014
(unaudited)

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
March 31, 2014
(unaudited)

In order to facilitate the carrying out of services under the agreement, CVR Partners and CVR Energy have granted one another certain royalty-free, non-exclusive and non-transferable rights to use one another’s intellectual property under certain circumstances.

Net amounts incurred under the services agreement for the three months ended March 31, 2014 and 2013 were approximately $4.0 million and $3.3 million, respectively. Of these charges approximately $3.1 million and $2.2 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $0.9 million and $1.1 million, respectively, of these charges are included in direct operating expenses. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $1.2 million and $0.9 million, respectively, for the three months ended March 31, 2014 and 2013. At each of March 31, 2014 and December 31, 2013, current obligations of $2.8 million and $2.7 million were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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

Limited Partnership Agreement

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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended March 31, 2014 and 2013 approximately $0.4 million and $1.0 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At March 31, 2014 and December 31, 2013, current obligations of $0.1 million and $2.0 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

Railcar Lease Agreement

From March 2009 through June 2013, the Partnership leased 199 railcars from American Railcar Leasing, LLC (“ARL”), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The agreement was scheduled to expire on March 30, 2014. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. Rent expense is included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2013, $0.3 million of rent expense was recorded related to this agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

Registration Rights Agreement

For the three months ended March 31, 2013, the Partnership recognized approximately $0.3 million in expenses for the benefit of CRLLC in connection with CRLLC’s Secondary Offering in accordance with CVR Partners’ Registration Rights Agreement. These amounts included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of the registration statement for the Secondary Offering.

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

(13) Fair Value Measurements

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$65,304	$—	$—	$65,304
Other current liabilities (interest rate swap)	—	930	—	930
Other long-term liabilities (interest rate swap)	—	796	—	796
Total Liabilities	—	1,726	—	1,726
Accumulated other comprehensive loss (interest rate swap)	$—	$1,726	$—	$1,726

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2014
(unaudited)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$65,299	$—	$—	$65,299
Other current liabilities (interest rate swap)	—	883	—	883
Other long-term liabilities (interest rate swap)	—	1,016	—	1,016
Total Liabilities	—	1,899	—	1,899
Accumulated other comprehensive loss (interest rate swap)	$—	$1,899	$—	$1,899

As of March 31, 2014 and December 31, 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs (see Note 10 “Interest Rate Swap Agreements”). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership's cash and cash equivalents are all Level 1. The Partnership had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the "2013 Form 10-K"). Results of operations and cash flows for the three months ended March 31, 2014 and 2013 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in the Partnership’s 2013 Form 10-K. Such factors include, among others:

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

Partnership Overview

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

Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2013, we produced 930,643 tons of UAN and 401,971 tons of ammonia. Approximately 95% of our produced ammonia tons and substantially all of the purchased ammonia were upgraded into UAN in 2013. For the three months ended March 31, 2014 and 2013, we produced 257,232 tons and

196,157 tons of UAN and 91,025 tons and 111,352 tons of ammonia. For the three months ended March 31, 2014, approximately 92% of our produced and purchased ammonia tons were upgraded into UAN.

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

CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and 71% of the common units of CVR Refining. CVR Refining currently owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a medium complexity crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

Secondary Public Offering

On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR Energy, sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the “Secondary Offering”). The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Partnership incurred approximately $0.3 million in offering costs during the three months ended March 31, 2013.

Following the closing of the Secondary Offering and as of March 31, 2014, public security holders held approximately 47% of all outstanding common units and CRLLC held approximately 53% of all outstanding common units and the general partner interest.

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

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2013, approximately 53% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of our nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors’ revenues is derived from the lower margin industrial market. Our products leave the plant either in trucks for direct shipment to customers or in railcars for destinations located principally on the Union Pacific Railroad. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of our nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability. Going forward, as a result of the UAN expansion project completion, we expect to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so. The value of nitrogen fertilizer products is also an important consideration in understanding our results.

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 83% of direct operating expenses over the 24 months ended March 31, 2014.

Our largest raw material expense is pet coke, which we purchase from CRRM and third parties. For the three months ended March 31, 2014 and 2013, we spent approximately $3.6 million and $4.0 million, respectively, for pet coke, which equaled an average cost per ton of $29 and $31, respectively.

Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a facility turnaround every two to three years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $3.0 million to $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2012, at a cost of approximately $4.8 million. The Partnership is planning to defer the next full facility turnaround to 2015. It is anticipated that a less involved facility shutdown will be performed during the second quarter of 2014 to both install a waste heat boiler and upgrade the pressure swing absorption unit, which is projected to increase hydrogen recovery enough to allow us to produce approximately 7,000 to 9,000 tons of additional ammonia fertilizer annually.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three months ended March 31, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2013, is unaudited.

To supplement our actual results calculated in accordance with GAAP for the applicable periods, the Partnership also uses certain non-GAAP financial measures, which are reconciled to our GAAP-based results below. These non-GAAP financial measures should not be considered as an alternative to GAAP results.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Consolidated Statements of Operations Data:
Net sales	$80.3	$81.4
Cost of product sold – Affiliates	2.2	3.1
Cost of product sold – Third Parties(1)	19.5	7.5
	21.7	10.6
Direct operating expenses – Affiliates(2)	0.8	1.0
Direct operating expenses – Third Parties(1)	23.4	21.6
	24.2	22.6
Selling, general and administrative expenses - Affiliates(1)(2)	3.5	4.2
Selling, general and administrative expenses - Third Parties(1)	1.1	1.4
	4.6	5.6
Depreciation and amortization(1)	6.7	5.8
Operating income	23.1	36.8
Interest expense and other financing costs	(1.6)	(1.2)
Interest income	—	—
Other income (expense), net	—	—
Total other income (expense)	(1.6)	(1.2)
Income before income tax expense	21.5	35.6
Income tax expense	—	—
Net income	$21.5	$35.6
EBITDA(3)	$29.8	$42.6
Adjusted EBITDA(3)	$29.9	$43.8
Available cash for distribution(4)	$27.8	$44.6

Reconciliation of net sales:
Sales net plant gate	$67.0	$75.6
Freight in revenue	6.9	5.7
Hydrogen revenue	5.9	0.1
Other	0.5	—
Total net sales	$80.3	$81.4

	As of March 31, 2014	As of December 31, 2013
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$85.9	$85.1
Working capital	102.3	108.4
Total assets	592.6	593.5
Total debt	125.0	125.0
Total partners’ capital	430.3	439.9

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash Flow and Other Data:
Net cash flow provided by (used in):
Operating activities	$35.6	$57.5
Investing activities	(3.4)	(18.1)
Financing activities	(31.4)	(14.0)
Net increase (decrease) in cash and cash equivalents	$0.8	$25.4
Capital expenditures for property, plant and equipment	$3.4	$18.1

______________

(1)	Amounts are shown exclusive of depreciation and amortization. Depreciation and amortization is comprised of the following components:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$6.6	$5.7
Depreciation and amortization excluded from cost of product sold	0.1	—
Total depreciation and amortization	$6.7	$5.7

(2)
Our direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 include amounts for share-based compensation, including charges related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. See Note 3 ("Share‑Based Compensation") to the consolidated financial statements for further discuss of allocated share-based compensation. The charges for share-based compensation in selling, general and administrative expenses were $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively, and only nominal charges were included in direct operating expenses.

(3)
EBITDA is defined as net income before (i) net interest (income) expense, (ii) income tax expense, and (iii) depreciation and amortization expense, which are items management believes affect the comparability of operating results.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of share-based compensation, non-cash, and, when applicable, major scheduled turnaround expenses and loss on disposition of assets. We present Adjusted EBITDA because it is a key measure used in material covenants in our credit facility and because it is the starting point for calculating our available cash for distribution.

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

A reconciliation of our Net Income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income	$21.5	$35.6
Add:
Interest expense, net	1.6	1.2
Depreciation and amortization	6.7	5.8
EBITDA	29.8	42.6
Share-based compensation, non-cash	0.1	1.2
Adjusted EBITDA	$29.9	$43.8

(4)
The board of directors of our general partner has adopted an amended policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three months ended March 31, 2014 and 2013, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income or operating income, or as any other measure of financial performance or operating performance. In addition, available cash for distribution is not presented as, and should not be considered an alternative, to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities; thereby limiting its usefulness as a comparative measure.

Below is a table reconciling Adjusted EBITDA to available cash for distribution:

Three Months Ended March 31, 2014
(in millions, except units and per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$29.9
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.4)
Maintenance capital expenditures	(1.0)
Plus:
Distribution of previously established cash reserves, net	0.3
Available cash for distribution	$27.8
Available cash for distribution, per common unit	$0.38
Common units outstanding (in thousands)	73,113

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended March 31,
	2014	2013
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	91.0	111.4
Ammonia (net available for sale)(1)(2)	8.9	30.7
UAN	257.2	196.2
Pet coke consumed (thousand tons)	124.8	129.8
Pet coke (cost per ton)(3)	$29	$31
Sales (thousand tons):
Ammonia	5.4	27.6
UAN	254.7	194.1
Product pricing (plant gate) (dollars per ton)(4):
Ammonia	$479	$663
UAN	$253	$295
On-stream factors(5):
Gasification	98.8%	99.5%
Ammonia	92.1%	98.8%
UAN	97.0%	92.8%

	Three Months Ended March 31,
	2014	2013
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$4.72	$3.48
Ammonia — Southern Plains (dollars per ton)	$441	$696
UAN — Corn belt (dollars per ton)	$332	$378

____________

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia that was upgraded into UAN. As a result of the completion of the UAN expansion project in 2013, we expect to upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)	In addition to the produced ammonia, the Partnership acquired approximately 22,900 tons of ammonia during the three months ended March 31, 2014.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $24 and $28 for the three months ended March 31, 2014 and 2013, respectively. Third-party pet coke prices averaged $40 and $40 for the three months ended March 31, 2014 and 2013, respectively.

(4)
Plant gate price per ton represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impact of the UAN expansion coming on-line, the on-stream factors for the three months ended March 31, 2013 would have been 99.5% for gasifier, 98.8% for ammonia and 98.3% for UAN.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Sales. Net sales were $80.3 million for the three months ended March 31, 2014 compared to $81.4 million for the three months ended March 31, 2013. The decrease of $1.1 million was primarily the result of lower ammonia sales volumes ($15.0 million), lower UAN sales prices ($11.0 million) and lower ammonia sales prices ($1.0 million), partially offset by higher UAN sales volumes ($19.5 million) combined with higher hydrogen sales volumes ($6.2 million). For the three months ended March 31, 2014, UAN and ammonia made up $71.2 million and $2.7 million of our net sales, respectively. This compared to UAN and ammonia net sales of $62.7 million and $18.7 million, respectively, for the three months ended March 31, 2013. The following table demonstrates the impact of sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	254,671	$280	$71.2	194,141	$323	$62.7	60,530	$8.5	$(11.0)	$19.5
Ammonia	5,446	$495	$2.7	27,572	$679	$18.7	(22,126)	$(16.0)	$(1.0)	$(15.0)
Hydrogen	578,464	$10	$5.9	2,713	$11	$—	575,751	$5.9	$(0.3)	$6.2
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges

(3) Sales dollars in millions

The increase in UAN sales volume for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to the UAN expansion being in operation for the full first quarter of 2014. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 98.8%, 92.1% and 97.0%, respectively, for the three months ended March 31, 2014.

Plant gate prices are prices at the designated delivery point less the final shipment cost we absorb to deliver the product. We believe plant gate price is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The plant gate price provides a measure that is consistently comparable period to period. Average plant gate prices for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 decreased 14.2% for UAN and decreased 27.8% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses. Cost of product sold (exclusive of depreciation and amortization) for the three months ended March 31, 2014 was $21.7 million, compared to $10.6 million for the three months ended March 31, 2013. The $11.1 million increase resulted from $12.0 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.9 million. The higher third-party costs incurred during the three months ended March 31, 2014 were primarily the result of ammonia purchases (approximately 22,900 tons for the three months ended March 31, 2014 and none in the three months ended March 31, 2013), increased railcar repairs and inspections and increased freight costs.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2014 were $24.2 million as compared to $22.6 million for the three months ended March 31, 2013. The $1.6 million increase resulted primarily from higher utilities ($1.6 million), refractory brick amortization ($0.5 million) and catalyst amortization ($0.4 million), partially offset by lower personnel costs ($0.5 million), and insurance ($0.4 million). The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013. The lower labor costs are the result of the higher labor incurred during the UAN expansion project.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $4.6 million for the three months ended March 31, 2014, as compared to $5.6 million for the three months ended March 31, 2013. The decrease of $1.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 resulted from a decrease in costs of transactions with affiliates ($0.7 million) and a decrease in costs of transactions with third parties ($0.3 million). The overall variance was primarily the result of a decrease in reimbursements of our general partner ($0.7 million), a decrease in outside services ($0.5 million) and a decrease in share-based compensation ($0.4 million), partially offset by increases in expenses related to the services agreement ($0.5 million).

Operating Income. Operating income was $23.1 million for the three months ended March 31, 2014, as compared to operating income of $36.8 million for the three months ended March 31, 2013. The decrease of $13.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was the result of the increases in cost of product sold ($11.1 million), increase to direct operating expenses ($1.6 million), depreciation and amortization ($0.9 million) and a decrease in sales ($1.1 million), partially offset by a decrease in selling, general, and administrative expense ($1.0 million).

Interest Expense and Other Financing Costs. Interest expense for the three months ended March 31, 2014 was approximately $1.6 million as compared to $1.2 million for the three months ended March 31, 2013. Interest expense for the three months ended March 31, 2014 was attributable to bank interest expense of $1.2 million on the term loan facility, $0.3 million of interest expense related to the interest rate swap and $0.2 million of deferred financing amortization, partially offset by capitalized interest. The increase in expense as compared to the three months ended March 31, 2013 is primarily due to a decrease in capitalized interest associated with the UAN expansion being completed in the first quarter of 2013.

Net Income. For the three months ended March 31, 2014, net income was $21.5 million as compared to $35.6 million of net income for the three months ended March 31, 2013, a decrease of $14.1 million. The decrease in net income was primarily due to the factors noted above.

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

Cash Balance and Other Liquidity

As of March 31, 2014, we had cash and cash equivalents of $85.9 million, including $10.0 million of customer advances. Working capital at March 31, 2014 was $102.3 million, consisting of $138.8 million in current assets and approximately $36.5 million in current liabilities. Working capital at December 31, 2013 was $108.4 million, consisting of $135.8 million in current assets and $27.4 million in current liabilities. As of April 30, 2014, we had cash and cash equivalents of $99.5 million.

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

Borrowings under the credit facility bear interest based on a pricing grid determined by a trailing four quarter leverage ratio. Pricing for borrowings under the credit facility is currently based on the Eurodollar rate plus a margin of 3.50%, or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF and all of the capital stock of CRNF and each domestic subsidiary owned by CVR Partners or CRNF. CRNF is the borrower under the credit facility. All obligations under the credit facility are unconditionally guaranteed by CVR Partners and substantially all of our future, direct and indirect, domestic subsidiaries.

As of March 31, 2014, no amounts were drawn under the $25.0 million revolving credit facility.

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

As of March 31, 2014, we were in compliance with the covenants under the credit facility.

Interest Rate Swaps

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

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for both the three months ended March 31, 2014 and 2013 was $0.3 million, respectively, in interest expense. For the three months ended March 31, 2014 and 2013, the Partnership recorded losses of $0.1 million and $46,000, respectively, in the fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities at March 31, 2014 is $1.7 million. This amount is unrealized and included in accumulated other comprehensive income (loss).

Capital Spending

Our total capital expenditures for the three months ended March 31, 2014 were approximately $3.4 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $3.4 million spent for the three months ended March 31, 2014, approximately $1.0 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.
Our growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. In 2013 we completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest, of which approximately $14.1 million was spent during the three months ended March 31, 2013, . The UAN expansion construction was completed in February 2013 and our expanded facility was running at full operating rates prior to the end of the first quarter of 2013.
Our future capital spending will be determined by the board of directors of our general partner. Future capital spending estimates may change as a result of unforeseen circumstances and a change in our plans and may be revised from time to time or amounts may not be spent in the manner discussed below. Our maintenance capital expenditures are expected to be approximately $9.0 million to $11.0 million for the year ending December 31, 2014. A less involved facility shutdown is expected to be performed during the second quarter of 2014 to both install a waste heat boiler and upgrade the pressure swing adsorption (“PSA”) unit. The upgraded PSA unit is projected to increase hydrogen recovery enough to allow us to produce approximately 7,000 to 9,000 tons of additional ammonia fertilizer annually, for which we expect the total cost to be approximately $5.0 million to $7.0 million.

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

Distributions to Unitholders

The board of directors of the Partnership's general partner has adopted a policy for the Partnership to distribute all available cash generated on a quarterly basis. Our policy is disclosed in Note 6 ("Partners’ Capital and Partnership Distributions") to Part I, Item I of this report.

On March 10, 2014, the Partnership paid out a cash distribution to the Partnership's unitholders of record on the close of business on March 3, 2014 for the fourth quarter of 2013 in the amount of $0.43 per common unit, or $31.4 million in aggregate.

On April 30, 2014, the Board of Directors of the general partner of the Partnership declared a cash distribution for the first quarter of 2014 in the amount of $0.38 per common unit, or $27.8 million in aggregate. The cash distribution will be paid on May 19, 2014 to the Partnership's unitholders of record at the close of business on May 12, 2014.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$35.6	$57.5
Investing activities	(3.4)	(18.1)
Financing activities	(31.4)	(14.0)
Net increase (decrease) in cash and cash equivalents	$0.8	$25.4

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2014 were $35.6 million. The positive cash flow from operating activities generated over this period was attributable to net income of $21.5 million, which was primarily driven by strong UAN and hydrogen product volumes, partially offset by a decline in production volumes and higher costs associated with purchases of third party ammonia. With respect to other working capital for the three months ended March 31, 2014, the primary sources of cash were due to changes in other working capital of $14.0 million, primarily due to an increase to deferred revenue of $9.3 million and an increase to accrued expenses and other current liabilities of $3.4 million. For the three months ended March 31, 2014, fluctuations in trade working capital decreased our operating cash flow by $7.4 million due to a decrease in accounts payable of $3.9 million, an increase in accounts receivable of $3.1 million and an increase in inventory of $0.5 million.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $3.4 million compared to $18.1 million for the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, net cash used in investing activities is primarily the result of capital expenditures. The decrease in capital expenditures during the three months ended March 31, 2014 compared against 2013 is primarily the result of the UAN expansion project.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2014 were $31.4 million, compared to net cash flows used in financing activities for the three months ended March 31, 2013 of $14.0 million. The net cash used in financing activities for three months ended March 31, 2014 and 2013 was primarily attributable to quarterly cash distributions.

Contractual Obligations

As of March 31, 2014, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2014, from those disclosed in our 2013 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2013 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Partnership has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1% increase over the Eurodollar floor spread of 3.5%, as specified in the credit facility, would increase interest cost to the Partnership by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.

Our credit facility is disclosed in Note 9 ("Credit Facility") and our interest rate swap agreements are disclosed in Note 10 ("Interest Rate Swap Agreements") to Part I, Item I of this Report.

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

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we have evaluated, under the direction of our Executive Chairman and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2013 Form 10-K.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1*	Amendment to Second Amended and Restated Services Agreement, dated February 17, 2014 by and among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc.
31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer.
32.2*	Section 1350 Certification of Chief Financial Officer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 2, 2014, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited), (5) Condensed Consolidated Statement of Partners’ Capital (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

May 2, 2014	By:	/s/ JOHN J. LIPINSKI
Chairman of the Board of Directors, Executive Chairman, Chief Executive Officer and President
(Principal Executive Officer)

May 2, 2014	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)