Form 10-Q
period 2014-09-30
CVR PARTNERS, LP
filed 2014-10-31
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 73,116,639 common units outstanding at October 28, 2014.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2014

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (this “Report”):

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$68,004	$85,142
Accounts receivable, net of allowance for doubtful accounts of $15 and $50, at September 30, 2014 and December 31, 2013, respectively	6,688	7,549
Inventories	32,949	33,064
Prepaid expenses and other current assets, including $240 and $3,104 from affiliates at September 30, 2014 and December 31, 2013, respectively	4,759	10,025
Total current assets	112,400	135,780
Property, plant, and equipment, net of accumulated depreciation	405,243	412,956
Goodwill	40,969	40,969
Deferred financing costs, net	515	1,236
Other long-term assets, including $1,002 and $1,136 with affiliates at September 30, 2014 and December 31, 2013, respectively	2,961	2,513
Total assets	$562,088	$593,454
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $1,919 and $4,289 due to affiliates at September 30, 2014 and December 31, 2013, respectively	$14,394	$17,137
Personnel accruals, including $1,275 and $2,025 with affiliates at September 30, 2014 and December 31, 2013, respectively	3,780	4,494
Deferred revenue	1,763	696
Accrued expenses and other current liabilities, including $2,430 and $323 with affiliates at September 30, 2014 and December 31, 2013, respectively	8,038	5,059
Total current liabilities	27,975	27,386
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities, including $67 with affiliates at December 31, 2013	420	1,147
Total long-term liabilities	125,420	126,147
Commitments and contingencies
Partners’ capital:
Common unitholders, 73,116,639 and 73,112,951 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	409,932	441,819
General partner interest	1	1
Accumulated other comprehensive loss	(1,240)	(1,899)
Total partners’ capital	408,693	439,921
Total liabilities and partners’ capital	$562,088	$593,454
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands, except per unit data)
Net sales	$66,733	$69,199	$224,265	$239,444
Operating costs and expenses:
Cost of product sold — Affiliates	2,232	2,529	6,805	8,379
Cost of product sold (exclusive of depreciation and amortization) — Third parties	13,202	10,446	49,773	30,821
	15,434	12,975	56,578	39,200
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	621	1,058	2,191	3,266
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	25,487	22,696	75,023	67,462
	26,108	23,754	77,214	70,728
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,035	3,620	10,544	11,992
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	928	968	3,343	3,818
	3,963	4,588	13,887	15,810
Depreciation and amortization	6,812	6,563	20,272	18,523
Total operating costs and expenses	52,317	47,880	167,951	144,261
Operating income	14,416	21,319	56,314	95,183
Other income (expense):
Interest expense and other financing costs	(1,724)	(1,663)	(5,052)	(4,619)
Interest income	7	12	19	66
Other income, net	33	34	48	88
Total other expense	(1,684)	(1,617)	(4,985)	(4,465)
Income before income tax expense (benefit)	12,732	19,702	51,329	90,718
Income tax expense (benefit)	13	(3)	27	23
Net income	$12,719	$19,705	$51,302	$90,695
Net income per common unit – basic	$0.17	$0.27	$0.70	$1.24
Net income per common unit – diluted	$0.17	$0.27	$0.70	$1.24
Weighted-average common units outstanding:
Basic	73,115	73,076	73,114	73,070
Diluted	73,139	73,225	73,141	73,229

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)
Net income	$12,719	$19,705	$51,302	$90,695
Other comprehensive income (loss):
Change in fair value of interest rate swap	36	(278)	(157)	(123)
Net loss reclassified into income on settlement of interest rate swap	275	269	816	790
Other comprehensive income (loss)	311	(9)	659	667
Total comprehensive income	$13,030	$19,696	$51,961	$91,362

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	Issued	Amount
	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2013	73,112,951	$441,819	$1	$(1,899)	$439,921
Cash distributions to common unitholders – Affiliates	—	(44,369)	—	—	(44,369)
Cash distributions to common unitholders – Non-affiliates	—	(38,980)	—	—	(38,980)
Share-based compensation – Affiliates	—	184	—	—	184
Issuance of units under LTIP – Affiliates	5,085	—	—	—	—
Redemption of common units	(1,397)	(24)	—	—	(24)
Net income	—	51,302	—	—	51,302
Net gains (losses) on interest rate swaps	—	—	—	659	659
Balance at September 30, 2014	73,116,639	$409,932	$1	$(1,240)	$408,693

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$51,302	$90,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,272	18,523
Allowance for doubtful accounts	(35)	(6)
Amortization of deferred financing costs	721	721
(Gain) loss on disposition of fixed assets	129	(33)
Share-based compensation – Affiliates	1,597	2,340
Share-based compensation	187	146
Change in assets and liabilities:
Accounts receivable	896	(1,015)
Inventories	115	(3,889)
Prepaid expenses and other current assets	5,268	(3,202)
Other long-term assets	279	(244)
Accounts payable	(4,126)	(1,129)
Deferred revenue	1,067	(168)
Accrued expenses and other current liabilities	2,034	(5,989)
Other long-term liabilities	(63)	(227)
Net cash provided by operating activities	79,643	96,523
Cash flows from investing activities:
Capital expenditures	(13,499)	(35,844)
Proceeds from sale of assets	91	33
Net cash used in investing activities	(13,408)	(35,811)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(44,369)	(63,528)
Cash distributions to common unitholders – Non-affiliates	(38,980)	(37,673)
Redemption of common units	(24)	(193)
Net cash used in financing activities	(83,373)	(101,394)
Net increase (decrease) in cash and cash equivalents	(17,138)	(40,682)
Cash and cash equivalents, beginning of period	85,142	127,848
Cash and cash equivalents, end of period	$68,004	$87,166
Supplemental disclosures:
Cash paid for income taxes	$33	$63
Cash paid for interest, net of capitalized interest of $85 and $539 in 2014 and 2013, respectively	$4,331	$3,940
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$1,873	$5,477
Change in accounts payable related to construction in progress	$7	$(13,193)

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Operation of Partnership

Subsequent to the closing of the Partnership's initial public offering (the "Initial Public Offering"), in April 2011 and through May 27, 2013, public security holders held approximately 30% of the Partnership's common units and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 70% of the Partnership's common units and the general partner interest. As of September 30, 2014, IEP Energy LLC and certain affiliates (collectively "IEP") owned approximately 82% of the shares of CVR Energy.

On May 28, 2013, CRLLC sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the "Secondary Offering"). The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC. Subsequent to the closing of the Secondary Offering and as of September 30, 2014, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and the general partner interest.

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
September 30, 2014
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

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of September 30, 2014 and December 31, 2013, the results of operations and comprehensive income of the Partnership for the three and nine months ended September 30, 2014 and 2013, the cash flows of the Partnership for the nine months ended September 30, 2014 and 2013 and the changes in partners’ capital for the Partnership for the nine months ended September 30, 2014.

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

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2014, only grants of restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2014, there was approximately $0.2 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.6 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentage for individuals for whom, as of September 30, 2014, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended September 30, 2014 and 2013, related to the awards, was approximately $0.1 million and $0.3 million, respectively. Compensation expense recorded for the nine months ended September 30, 2014 and 2013, related to the awards, was approximately $0.2 million and $1.5 million, respectively. The Partnership is not responsible for the payment of CVR Energy restricted stock units and associated dividend equivalent rights, and accordingly, the expenses recorded for the nine months ended September 30, 2014 and 2013 have been reflected as an increase to partners' capital.

Performance Unit Awards

In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards.  Compensation cost for the related awards is being recognized over the substantive service period. Compensation expense recorded for the three and nine months ended September 30, 2014 related to the performance unit awards was $0 and $0.7 million, respectively. The Partnership will also be responsible for continuing to reimburse CVR Energy for its allocated portion of the Performance Unit Awards.

On June 30, 2014, the first award of Mr. Lipinski's Performance Unit Award Agreements vested. The Partnership reimbursed CVR Energy approximately $0.5 million for its allocated portion of the performance unit award payment on July 15, 2014. As of September 30, 2014, the Partnership had a liability of approximately $0.6 million for non-vested performance unit awards, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2014, there was approximately $0.6 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.3 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and associated distribution equivalent rights and respective allocation percentage for individuals for whom, as of September 30, 2014, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three and nine months ended September 30, 2014 related to the awards was $0.1 million and $0.5 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of September 30, 2014 this obligation of $0.5 million is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

Long-Term Incentive Plan – CVR Partners

In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). Individuals who are eligible to receive awards under the CVR Partners LTIP include (1) employees of the Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner, and (4) CVR Partners' parent's employees, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards. Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the Partnership and the general partner generally vest over three years with one-third of the award vesting each year. Awards to members of the board of directors of the general partner generally vest immediately on the grant date. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of September 30, 2014, there were 4,820,215 common units available for issuance under the CVR Partners LTIP.

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
September 30, 2014
(unaudited)

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

A summary of the common units and phantom units (collectively “Units”) activity during the nine months ended September 30, 2014 is presented below:

	Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	171,119	$21.34
Granted	5,093	18.86
Vested	(5,085)	21.39
Forfeited	(77,004)	23.49
Non-vested at September 30, 2014	94,123	$19.45

Unrecognized compensation expense associated with the unvested common and phantom units at September 30, 2014 was approximately $0.6 million and is expected to be recognized over a weighted average period of 1.0 year. In conjunction with Mr. Kelley's resignation that was effective January 1, 2014, all awards granted to him that were non-vested at the resignation date were forfeited. Due to the timing of this event, the Partnership had reflected the impact of this event in determining the unrecognized compensation expense as the resignation was expected at December 31, 2013. The associated change to the non-vested units forfeited was reflected at the resignation date and is included in the summary presented above. Compensation expense recorded for the three months ended September 30, 2014 and 2013 related to the awards under the CVR Partners LTIP was approximately $(0.2) million and $0, respectively. Compensation expense recorded for the nine months ended September 30, 2014 and 2013 related to the awards under the CVR Partners LTIP was approximately $0.4 million and $1.0 million, respectively. As of September 30, 2014 and December 31, 2013 the Partnership had a liability of $0.6 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Unit Award

In May 2014, the Partnership entered into a Phantom Unit Agreement with Mr. Pytosh that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of the Partnership's common units for the first ten business days of the last month of the performance cycle, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2014, unrecognized compensation expense associated with the unvested units at September 30, 2014 was approximately $0.2 million and is expected to be recognized over a weighted average period of 1.3 years. Compensation expense recorded for the three and nine months ended September 30, 2014 related to the award was nominal. The Partnership will be reimbursed by CVR Energy and CVR Refining for the portion of the award attributable to time Mr. Pytosh spends working on matters for those companies. As of September 30, 2014, the Partnership had a liability for the non-vested phantom unit award and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(5) Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Finished goods	$10,197	$8,849
Raw materials and precious metals	9,112	8,546
Parts and supplies	13,640	15,669
	$32,949	$33,064

(6) Property, Plant and Equipment

A summary of costs for property, plant and equipment is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Land and improvements	$5,263	$5,032
Buildings and improvements	2,266	2,191
Machinery and equipment	557,059	548,282
Automotive equipment	436	450
Furniture and fixtures	891	893
Railcars	7,874	7,902
Construction in progress	8,718	5,294
	$582,507	$570,044
Less: Accumulated depreciation	177,264	157,088
Total property, plant and equipment, net	$405,243	$412,956

Capitalized interest recognized as a reduction of interest expense for the three months ended September 30, 2014 and 2013 totaled approximately $6,000 and $0.1 million, respectively. For the nine months ended September 30, 2014 and 2013, capitalized interest recognized as a reduction of interest expense totaled approximately $85,000 and $0.5 million, respectively.

Direct operating expenses exclude depreciation and amortization of approximately $6.7 million and $6.5 million for the three months ended September 30, 2014 and 2013, respectively. Direct operating expenses exclude depreciation and amortization of approximately $20.0 million and $18.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Cost of products sold expenses exclude depreciation and amortization of approximately $0.1 million for both the three months ended September 30, 2014 and 2013 and approximately $0.3 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(7) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At September 30, 2014, the Partnership had a total of 73,116,639 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.

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

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	Total Cash Distributions Paid in 2014
	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.7	$14.8	$12.8	$44.4
Amounts paid to public unitholders	14.7	13.0	11.3	39.0
Total amount paid	$31.4	$27.8	$24.1	$83.4
Per common unit	$0.43	$0.38	$0.33	$1.14
Common units outstanding (in thousands)	73,113	73,113	73,114

On October 29, 2014, the Board of Directors of the general partner of the Partnership declared a cash distribution for the third quarter of 2014 in the amount of $0.27 per common unit, or approximately $19.7 million in aggregate. The cash distribution will be paid on November 17, 2014 to the Partnership's unitholders of record at the close of business on November 10, 2014.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Property taxes	$1,807	$1,373
Current interest rate swap	888	883
Accrued interest	458	458
Other accrued expenses and liabilities (1)	4,885	2,345
	$8,038	$5,059
____________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under both the feedstock and shared services agreement and the services agreement. Refer to Note 13 ("Related Party Transactions") for additional discussion.

(10) Credit Facility

The Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2014 and December 31, 2013. There is no scheduled amortization and the credit facility matures in April 2016.

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

The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility. As of September 30, 2014, CVR Partners was in compliance with the covenants contained in the credit facility.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

(11) Interest Rate Swap Agreements

CRNF is subject to two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016, as discussed further in Note 10 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF will receive a floating rate based on three month LIBOR and pay a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as calculated under the credit facility. At September 30, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for both the three months ended September 30, 2014 and 2013, respectively, and $0.8 million for both the nine months ended September 30, 2014 and 2013.

The interest rate swap agreements held by the Partnership also provide for the right to setoff. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

(12) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Three months ending December 31, 2014	$1,353	$8,407
Year ending December 31, 2015	5,191	13,169
Year ending December 31, 2016	4,466	14,339
Year ending December 31, 2017	2,827	14,158
Year ending December 31, 2018	2,014	14,157
Thereafter	4,917	93,282
	$20,768	$157,512
_____________

(1)
This includes the Partnership’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period. The remaining railcar purchase obligations, as disclosed in Note 13 ("Related Party Transactions"), have also been included.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for both the three months ended September 30, 2014 and 2013 totaled approximately $1.2 million. Lease expense for the nine months ended September 30, 2014 and 2013 totaled approximately $3.7 million and $3.6 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

CRNF has an agreement with the City of Coffeyville pursuant to which it must make a series of future payments for the supply, generation and transmission of electricity based upon agreed upon rates. This agreement expires on July 1, 2019.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $0.3 million to $0.4 million per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended September 30, 2014 and 2013 totaled approximately $1.0 million and $0.9 million, respectively. For the nine months ended September 30, 2014 and 2013, the expense totaled approximately $3.0 million and $2.9 million, respectively.

The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2014 and may be renewed. Expenses related to the pet coke supply agreement totaled approximately $1.2 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, which are recorded in cost of product sold (exclusive of depreciation and amortization). For the nine months ended September 30, 2014 and 2013, these expenses totaled approximately $3.6 million and $3.5 million, respectively.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings that we previously reported in our 2013 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters are not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters will prove to be accurate.

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

CRNF owns and operates a facility utilized primarily for the manufacture of nitrogen fertilizers. Therefore, CRNF has exposure to potential EHS liabilities related to past and present EHS conditions at this location. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances.

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
September 30, 2014
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

EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the three and nine months ended September 30, 2014 were $0 and $0.1 million. EHS capital expenditures for the three and nine months ended September 30, 2013 were nominal. These expenditures were incurred for environmental compliance and efficiency of the operations.

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

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold for CVR Partners. For the three months ended September 30, 2014 and 2013, the net sales generated from the sale of hydrogen to CRRM were approximately $0.1 million and $0.8 million, respectively. For the nine months ended September 30, 2014 and 2013, the net sales generated from the sale of hydrogen to CRRM were approximately $6.9 million and $4.7 million, respectively. For the three and nine months ended September 30, 2013, CVR Partners also recognized $0.3 million and $0.6 million, respectively, of cost of product sold related to the transfer of excess hydrogen from the Coffeyville refinery. For the three and nine months ended September 30, 2014, the cost of product sold related to the transfer of excess hydrogen from the Coffeyville refinery was nominal. At September 30, 2014 and December 31, 2013, there were approximately $0 and $2.6 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales. At September 30, 2014 and December 31, 2013, current obligations included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen purchases were nominal.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended September 30, 2014 and 2013, were approximately $0.4 million and $0.1 million, respectively. Reimbursed direct operating expenses associated with nitrogen for the nine months ended September 30, 2014 and 2013, were approximately $0.9 million and $0.4 million, respectively. No amounts were paid by CRNF to CRRM for any of the periods presented.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three and nine months ended September 30, 2014 and 2013, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which is due from CRNF to CRRM over four years. At September 30, 2014 and December 31, 2013, there were assets of approximately $0.2 million and $0.2 million included in other current assets, approximately $1.0 million and $1.1 million included in other non-current assets, an offset liability of approximately $0.1 million and $0.3 million in other current liabilities and approximately $0 and $0.1 million of other non-current liabilities in the Condensed Consolidated Balance Sheets.

When CRNF retains excess sulfur from its operations, CRRM agrees to handle such sulfur in exchange for a fee payable to transport, store and sell the excess sulfur when possible. CRRM reimburses CRNF for any excess in the sales price of the sulfur above its costs. Approximately $0 and $24,000 were reimbursed by CRRM for the sale of excess sulfur for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, approximately $0.1 million and $0.1 million were reimbursed by CRRM for the sale of excess sulfur. These reimbursements were recorded as reductions to direct operating expenses.

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

At September 30, 2014 and December 31, 2013, receivables of approximately $0 and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and pet coke purchases. At September 30, 2014 and December 31, 2013, current obligations of approximately $1.0 million and $1.0 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and pet coke purchases.

Coke Supply Agreement

CRNF entered into a coke supply agreement with CRRM pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to CRNF during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise this option, CRRM may sell the excess to a third-party.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $2.1 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $6.6 million and $7.4 million, respectively. Payables of $0.1 million and $0.6 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively.

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
September 30, 2014
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

Net amounts incurred under the services agreement for the three months ended September 30, 2014 and 2013 were approximately $3.5 million and $3.8 million, respectively. Of these charges approximately $2.6 million and $2.6 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $0.9 million and $1.2 million, respectively, of these charges are included in direct operating expenses. Net amounts incurred under the services agreement for the nine months ended September 30, 2014 and 2013 were approximately $11.7 million and $10.7 million, respectively. Of these charges approximately $9.0 million and $7.3 million, respectively, are included in selling, general and administrative expenses (exclusive of depreciation and amortization). In addition, $2.7 million and $3.5 million, respectively, of these charges are included in direct operating expenses. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $1.3 million and $1.2 million, respectively, for the three months ended September 30, 2014 and 2013. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $4.1 million and $3.2 million, respectively, for the nine months ended September 30, 2014 and 2013. At each of September 30, 2014 and December 31, 2013, current obligations of $3.0 million and $2.7 million were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
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

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended September 30, 2014 and 2013 approximately $0.6 million and $0.8 million, respectively, pursuant to the partnership agreement for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the nine months ended September 30, 2014 and 2013, approximately $1.8 million and $2.8 million were incurred related to amounts due for reimbursement, respectively. At September 30, 2014 and December 31, 2013, current obligations of $1.3 million and $2.0 million, respectively, were included in personnel accruals and accounts payable on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

Railcar Lease Agreement

From March 2009 through June 2013, the Partnership leased 199 railcars from American Railcar Leasing, LLC (“ARL”), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The agreement was scheduled to expire on March 30, 2014. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. Rent expense is included in cost of product sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2013, $0.4 million of rent expense was recorded related to this agreement.

Railcar Purchases and Maintenance

In the second quarter of 2014, the Partnership entered into a contract to purchase approximately fifty new UAN railcars from American Railcar Industries, Inc. ("ARI"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder, for approximately $6.7 million. The Partnership has received and made payments of approximately $3.3 million for 25 new UAN railcars in the third quarter of 2014 and expects the delivery of the remaining new railcars from ARI will be completed by December 2014. Additionally, ARI performed railcar maintenance for the Partnership in 2014. The expenses associated with this maintenance were approximately $50,000 for the nine months ended September 30, 2014.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
(unaudited)

Registration Rights Agreement

For the nine months ended September 30, 2013, the Partnership recognized approximately $0.5 million in expenses for the benefit of CRLLC in connection with CRLLC’s Secondary Offering in accordance with CVR Partners’ Registration Rights Agreement. These amounts included filing fees, printer fees and external accounting and external legal fees incurred in conjunction with the filing of the registration statement for the Secondary Offering.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$53,314	$—	$—	$53,314
Other current liabilities (interest rate swaps)	—	888	—	888
Other long-term liabilities (interest rate swaps)	—	352	—	352
Total Liabilities	—	1,240	—	1,240
Accumulated other comprehensive loss (interest rate swaps)	$—	$1,240	$—	$1,240

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2014
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

As of September 30, 2014 and December 31, 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs (see Note 11 “Interest Rate Swap Agreements”). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the Securities and Exchange Commission (“SEC”) on February 26, 2014 (the "2013 Form 10-K"). Results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

•	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•	statements relating to future financial or operational performance, future distributions, future capital sources and capital expenditures; and

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

Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2013, we produced 930,643 tons of UAN and 401,971 tons of ammonia. Approximately 95% of our produced ammonia tons and substantially all of the purchased ammonia were upgraded into UAN in 2013. For the three months ended September 30, 2014 and 2013, we produced 223,505 tons and 239,258 tons of UAN and 99,770 tons and 100,360 tons of ammonia, respectively. For the nine months ended September 30, 2014 and 2013, we produced 704,144 tons and 660,581 tons of UAN and 283,044 tons and 303,030 tons of ammonia, respectively. For the three and nine months ended September 30, 2014, approximately 89% and 92%, respectively, of our produced and purchased ammonia tons were upgraded into UAN.

We intend to continue to expand our existing asset base and utilize the experience of our and CVR Energy’s management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons per year, or approximately 50%, was completed in February 2013. Our expanded facility was operating at full rates at the end of the first quarter of 2013. CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the common units of CVR Refining at September 30, 2014. CVR Refining currently owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a medium complexity crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

Secondary Public Offering

On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly owned subsidiary of CVR Energy, sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the “Secondary Offering”). The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Partnership incurred approximately $0.5 million in offering costs during the nine months ended September 30, 2013. Following the closing of the Secondary Offering and as of September 30, 2014, public security holders held approximately 47% of all outstanding common units and CRLLC held approximately 53% of all outstanding common units and the general partner interest.

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

In order to assess our operating performance, we calculate the product pricing at gate as an input to determine our operating margin. Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2013, approximately 53% of the corn planted in the United States was grown within a $45 per UAN ton freight train rate of our nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors’ revenues is derived from the lower margin industrial market. Our products leave the plant either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges. We estimate that our plant enjoys a transportation cost advantage of approximately $15 per UAN ton for transportation of UAN over competitors located in the U.S. Gulf Coast. Selling products to customers within economic rail transportation limits of our nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability. Going forward, as a result of the UAN expansion project completion, we expect to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so. The value of nitrogen fertilizer products is also an important consideration in understanding our results.

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. These fixed costs averaged approximately 81% of direct operating expenses over the 24 months ended September 30, 2014.

Our largest raw material expense is pet coke, which we purchase from CRRM and third parties. For the three months ended September 30, 2014 and 2013, we spent approximately $3.4 million and $3.5 million, respectively, for pet coke, which equaled an average cost per ton of $29 and $30, respectively. For the nine months ended September 30, 2014 and 2013, we spent approximately $10.2 million and $10.9 million, respectively, for pet coke, which equaled an average cost per ton of $28 and $30, respectively.

Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a full facility turnaround every two to three years. The turnaround typically lasts 13-15 days each turnaround year and costs approximately $5.0 million per turnaround. The nitrogen fertilizer plant underwent a turnaround in the fourth quarter of 2012, at a cost of approximately $4.8 million. The Partnership is planning to undergo the next full facility turnaround in the second half of 2015. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption ("PSA") unit, which is projected to increase hydrogen recovery enough to allow us to produce approximately 7,000 to 9,000 additional tons of ammonia annually.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Downtime Associated with 2nd Shift Catalyst

At the end of July 2013, the gasification, ammonia and UAN units were taken down for 7 days for a planned replacement of the damaged 2nd shift catalyst. As a result of the shutdown, production was reduced during the three and nine months ended September 30, 2013. Replacement of the catalyst restored production to normal operating levels. Total costs related to replacement of the catalyst were approximately $1.6 million, comprised of $1.0 million of accelerated catalyst amortization and $0.6 million in repairs and maintenance costs, which are included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operation. Approximately $1.1 million and $1.6 million of these costs were recognized during the three and nine months ended September 30, 2013, respectively, as the amortization was adjusted at the time the replacement need was identified.

May 2014 Downtime

During the three months ended June 30, 2014, the gasification, ammonia and UAN units were taken down for between 5 to 7 days each for a planned installation of a waste heat boiler and our completion of several key tasks in order to upgrade to the pressure swing adsorption unit, which is projected to increase hydrogen recovery sufficient to produce additional ammonia. As a result of the shutdown, production was reduced during the nine months ended September 30, 2014. Additionally, we incurred costs related to the repairs and maintenance and other associated costs of approximately $0.5 million, which were recognized in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operation during the nine months ended September 30, 2014.

Results of Operations

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and nine months ended September 30, 2014 and 2013. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2013, is unaudited.

To supplement our actual results calculated in accordance with GAAP for the applicable periods, the Partnership also uses certain non-GAAP financial measures, which are reconciled to our GAAP-based results below. These non-GAAP financial measures should not be considered as an alternative to GAAP results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Consolidated Statements of Operations Data:
Net sales	$66.7	$69.2	$224.3	$239.4
Cost of product sold – Affiliates	2.2	2.5	6.8	8.4
Cost of product sold – Third Parties(1)	13.2	10.5	49.8	30.8
	15.4	13.0	56.6	39.2
Direct operating expenses – Affiliates(1)(2)	0.6	1.1	2.2	3.3
Direct operating expenses – Third Parties(1)	25.5	22.6	75.0	67.4
	26.1	23.7	77.2	70.7
Selling, general and administrative expenses - Affiliates(1)(2)	3.0	3.6	10.5	12.0
Selling, general and administrative expenses - Third Parties(1)	1.0	1.0	3.4	3.8
	4.0	4.6	13.9	15.8
Depreciation and amortization(1)	6.8	6.6	20.3	18.5
Operating income	14.4	21.3	56.3	95.2
Interest expense and other financing costs	(1.7)	(1.6)	(5.0)	(4.6)
Interest income	—	—	—	—
Other income (expense), net	—	—	—	0.1
Total other income (expense)	(1.7)	(1.6)	(5.0)	(4.5)
Income before income tax expense	12.7	19.7	51.3	90.7
Income tax expense	—	—	—	—
Net income	$12.7	$19.7	$51.3	$90.7
EBITDA(3)	$21.2	$27.9	$76.6	$113.8
Adjusted EBITDA(3)	$21.1	$28.2	$76.8	$116.1
Available cash for distribution(4)	$20.1	$26.5	$72.0	$113.7

Reconciliation of net sales:
Sales net at gate	$59.2	$60.4	$195.3	$212.9
Freight in revenue	7.0	7.8	20.6	21.6
Hydrogen revenue	0.1	0.8	6.9	4.7
Other	0.4	0.2	1.5	0.2
Total net sales	$66.7	$69.2	$224.3	$239.4

	As of September 30, 2014	As of December 31, 2013
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$68.0	$85.1
Working capital	84.4	108.4
Total assets	562.1	593.5
Total debt	125.0	125.0
Total partners’ capital	408.7	439.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Cash Flow and Other Data:
Net cash flow provided by (used in):
Operating activities	$19.7	$21.9	$79.6	$96.5
Investing activities	(6.0)	(4.0)	(13.4)	(35.8)
Financing activities	(24.2)	(42.6)	(83.3)	(101.4)
Net increase (decrease) in cash and cash equivalents	$(10.5)	$(24.7)	$(17.1)	$(40.7)
Capital expenditures for property, plant and equipment	$6.0	$4.0	$13.5	$35.8

______________

(1)
Amounts are shown exclusive of depreciation and amortization and amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$6.7	$6.5	$20.0	$18.3
Depreciation and amortization excluded from cost of product sold	0.1	0.1	0.3	0.2
	$6.8	$6.6	$20.3	$18.5

(2)
Our selling, general and administrative expenses and direct operating expenses for the three and nine months ended September 30, 2014 and 2013 include amounts for share-based compensation charges, including charges related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with ASC 718. See Note 4 ("Share‑Based Compensation") to the consolidated financial statements for further discussion of allocated share-based compensation. The charges for share-based compensation in selling, general and administrative expenses were $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The charges for share-based compensation in selling, general and administrative expenses were $1.3 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively. Only nominal charges were included in direct operating expenses.

(3)	EBITDA is defined as net income (i) before interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense and loss on disposition of assets. We have recorded non-cash share-based compensation expense in each of the periods presented, and our plant generally undergoes a major scheduled turnaround (and so incurs major scheduled turnaround expense) every two to three years.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expense and loss on disposition of assets, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed in the management’s discussion and analysis section of our SEC reports, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed in the management’s discussion and analysis section, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income or cash flows from operations. Management believes that EBITDA and Adjusted EBITDA enable investors and analysts to better understand our ability to make distributions to common unitholders, help investors and analysts evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

A reconciliation of our Net Income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$12.7	$19.7	$51.3	$90.7
Add:
Interest expense, net	1.7	1.6	5.0	4.6
Depreciation and amortization	6.8	6.6	20.3	18.5
EBITDA	21.2	27.9	76.6	113.8
Share-based compensation, non-cash	(0.1)	0.3	0.2	2.3
Adjusted EBITDA	$21.1	$28.2	$76.8	$116.1

(4)
The board of directors of our general partner has adopted an amended policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three and nine months ended September 30, 2014 and 2013, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in millions, except units and per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$21.1	$76.8
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.5)	(4.3)
Maintenance capital expenditures	(0.7)	(2.7)
Plus:
Distribution of previously established cash reserves, net	1.2	2.2
Available cash for distribution	$20.1	$72.0
Available cash for distribution, per common unit	$0.27	$0.98
Common units outstanding (in thousands)	73,117	73,117

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Key Operating Statistics
Production (thousand tons):
Ammonia (gross produced)(1)	99.8	100.4	283.0	303.0
Ammonia (net available for sale)(1)(2)	11.8	3.4	23.9	36.3
UAN	223.5	239.3	704.1	660.6

Pet coke consumed (thousand tons)	117.6	116.0	359.7	360.2
Pet coke (cost per ton)(3)	$29	$30	$28	$30
Sales (thousand tons):
Ammonia	6.2	3.3	14.5	37.9
UAN	220.3	226.7	714.2	638.1
Product pricing at gate (dollars per ton)(4):
Ammonia	$503	$505	$497	$654
UAN	254	259	$263	$295
On-stream factors(5):
Gasification	94.6%	91.2%	95.8%	94.1%
Ammonia	92.0%	90.1%	90.7%	92.6%
UAN	89.2%	89.5%	90.7%	89.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Market Indicators
Natural gas NYMEX (dollars per MMBtu)	$3.95	$3.56	$4.41	$3.69
Ammonia — Southern Plains (dollars per ton)	$570	$498	$524	$611
UAN — Corn belt (dollars per ton)	$297	$302	$321	$352

____________

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia that was upgraded into UAN. As a result of the completion of the UAN expansion project in February 2013, we expect to upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)
In addition to the produced ammonia, the Partnership acquired approximately 4,000 and 1,000 tons of ammonia during the three months ended September 30, 2014 and 2013, respectively. The Partnership acquired approximately 30,000 and 5,000 tons of ammonia during the nine months ended September 30, 2014 and 2013, respectively.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $25 and $27 for the three months ended September 30, 2014 and 2013, respectively. Third-party pet coke prices averaged $40 for both the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, our pet coke cost per ton purchased from CVR Refining averaged $24 and $27, respectively. For both the nine months ended September 30, 2014 and 2013, third-party pet coke prices averaged $40.

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

Excluding the impact of the shutdown for installation of the waste heat boiler, pressure swing adsorption unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the nine months ended September 30, 2014 would have been 97.8% for gasifier, 93.0% for ammonia and 93.0% for UAN. Excluding the impact of the planned downtime associated with the replacement of damaged catalyst, the unplanned Linde air separation unit outages, the UAN expansion coming online and the unplanned downtime associated with weather issues, the on-stream factors for the nine months ended September 30, 2013 would have been 99.3% for gasifier, 98.7% for ammonia and 97.7% for UAN.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Sales. Net sales were $66.7 million for the three months ended September 30, 2014 compared to $69.2 million for the three months ended September 30, 2013. The decrease of $2.5 million was primarily the result of lower UAN sales prices ($1.8 million), lower UAN sales volumes ($1.8 million) and lower hydrogen sales volumes ($0.7 million), partially offset by higher ammonia sales volumes ($1.6 million). For the three months ended September 30, 2014, UAN and ammonia made up $62.9 million and $3.3 million of our net sales, respectively. This compared to UAN and ammonia net sales of $66.5 million and $1.7 million, respectively, for the three months ended September 30, 2013. The following table demonstrates the impact of sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	220,347	$285	$62.9	226,714	$293	$66.5	(6,367)	$(3.6)	$(1.8)	$(1.8)
Ammonia	6,151	$536	$3.3	3,251	$533	$1.7	2,900	$1.6	$—	$1.6
Hydrogen	17,388	$8	$0.1	99,260	$8	$0.8	(81,872)	$(0.7)	$—	$(0.7)
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The decrease in UAN sales volume and increase in ammonia sales volumes for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to lower UAN production volume and higher net ammonia available for sale that was not upgraded into UAN. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 94.6%, 92.0% and 89.2%, respectively, for the three months ended September 30, 2014.

Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. We believe product pricing at gate is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The product pricing at gate provides a measure that is consistently comparable period to period. Average product prices at gate for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 decreased 1.9% for UAN and decreased 0.4% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense, freight and distribution expenses and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the three months ended September 30, 2014 was $15.4 million, compared to $13.0 million for the three months ended September 30, 2013. The $2.4 million increase resulted from $2.7 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.3 million. The higher third-party costs incurred during the three months ended September 30, 2014 were primarily the result of increased railcar repairs and inspections and ammonia purchases (approximately 4,000 tons for the three months ended September 30, 2014 and 1,000 tons in the three months ended September 30, 2013), partially offset by lower freight expense as a result of lower UAN sales volumes.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2014 were $26.1 million as compared to $23.7 million for the three months ended September 30, 2013. The $2.4 million increase resulted primarily from higher utilities ($1.4 million), refractory brick amortization ($0.7 million), and property taxes ($0.3 million). The increased utility costs were largely due to higher electricity prices.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $4.0 million for the three months ended September 30, 2014, as compared to $4.6 million for the three months ended September 30, 2013. The decrease of $0.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 resulted from a decrease in costs of transactions with affiliates. The overall variance was primarily the result of a decrease in share-based compensation ($0.3 million), a decrease in expenses related to outside services ($0.2 million) and a decrease in expenses related to reimbursements of our general partner ($0.2 million).

Operating Income. Operating income was $14.4 million for the three months ended September 30, 2014, as compared to operating income of $21.3 million for the three months ended September 30, 2013. The decrease of $6.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was the result of the decrease in net sales ($2.5 million), the increases in cost of product sold ($2.4 million), direct operating expenses ($2.4 million), and depreciation and amortization ($0.2 million), partially offset by a decrease in selling, general, and administrative expense ($0.6 million).

Net Income. For the three months ended September 30, 2014, net income was $12.7 million as compared to $19.7 million of net income for the three months ended September 30, 2013, a decrease of $7.0 million. The decrease in net income was primarily due to the factors noted above.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net Sales. Net sales were $224.3 million for the nine months ended September 30, 2014 compared to $239.4 million for the nine months ended September 30, 2013. The decrease of $15.1 million was primarily the result of lower UAN sales prices ($25.5 million), lower ammonia sales volumes ($15.8 million), and lower ammonia sales prices ($2.2 million), partially offset by higher UAN sales volumes ($24.9 million) and higher hydrogen sales volumes ($2.1 million). For the nine months ended September 30, 2014, UAN and ammonia made up $208.4 million and $7.5 million of our net sales, respectively. This compared to UAN and ammonia net sales of $209.0 million and $25.5 million, respectively, for the nine months ended September 30, 2013. The following table demonstrates the impact of sales volumes and pricing for UAN, ammonia and hydrogen for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	714,233	$292	$208.4	638,142	$328	$209.0	76,091	$(0.6)	$(25.5)	$24.9
Ammonia	14,452	$522	$7.5	37,891	$672	$25.5	(23,439)	$(18.0)	$(2.2)	$(15.8)
Hydrogen	688,819	$10	$6.9	477,075	$10	$4.7	211,744	$2.2	$0.1	$2.1
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The increase in UAN sales volume and decrease in ammonia sales volumes for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was partially attributable to the UAN expansion being available for the full period in 2014. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.8%, 90.7% and 90.7%, respectively, for the nine months ended September 30, 2014.

Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons. We believe product pricing at gate is meaningful because we sell products both at our plant gate (sold plant) and delivered to the customer’s designated delivery site (sold delivered) and the percentage of sold plant versus sold delivered can change month-to-month or quarter-to-quarter. The product price at gate provides a measure that is consistently comparable period to period. Average product prices at gate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 decreased 10.8% for UAN and decreased 24.0% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) is primarily comprised of pet coke expense and freight and distribution expenses and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the nine months ended September 30, 2014 was $56.6 million, compared to $39.2 million for the nine months ended September 30, 2013. The $17.4 million increase resulted from $19.0 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $1.6 million. The higher third-party costs incurred during the nine months ended September 30, 2014 were primarily the result of ammonia purchases (approximately 30,000 tons for the nine months ended September 30, 2014 and 5,000 tons in the nine months ended September 30, 2013) and increased railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) include costs associated with the actual operations of our plant, such as repairs and maintenance, energy and utility costs, property taxes, catalyst and chemical costs, outside services, labor and environmental compliance costs. Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2014 were $77.2 million as compared to $70.7 million for the nine months ended September 30, 2013. The $6.5 million increase resulted primarily from higher utilities ($4.3 million), refractory brick amortization ($2.1 million), catalyst amortization ($0.6 million), partially offset by lower insurance ($0.8 million). The increased utility costs were largely due to higher electrical volumes.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Certain of our expenses are subject to the services agreement with CVR Energy and our general partner. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $13.9 million for the nine months ended September 30, 2014, as compared to $15.8 million for the nine months ended September 30, 2013. The decrease of $1.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 resulted from a decrease in costs of transactions with affiliates ($1.5 million) and a decrease in costs of transactions with third parties ($0.4 million). The overall variance was primarily the result of a decrease in reimbursements of our general partner ($1.3 million), a decrease in outside services ($0.9 million) and a decrease in share-based compensation ($0.7 million), partially offset by increases in expenses related to the services agreement ($0.6 million) and personnel costs ($0.3 million).

Operating Income. Operating income was $56.3 million for the nine months ended September 30, 2014, as compared to operating income of $95.2 million for the nine months ended September 30, 2013. The decrease of $38.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was the result of an increase in cost of product sold ($17.4 million), a decrease in net sales ($15.1 million), an increase to direct operating expenses ($6.5 million), and an increase in depreciation and amortization ($1.8 million), partially offset by a decrease in selling, general, and administrative expense ($1.9 million).

Interest Expense and Other Financing Costs. Interest expense for the nine months ended September 30, 2014 was approximately $5.0 million as compared to $4.6 million for the nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 was attributable to bank interest expense of $3.6 million on the term loan facility, $0.8 million of interest expense related to the interest rate swap and $0.7 million of deferred financing amortization, partially offset by capitalized interest. The increase in expense as compared to the nine months ended September 30, 2013 was primarily due to a decrease in capitalized interest inclusive of those amounts associated with the UAN expansion being completed in the first quarter of 2013.

Net Income. For the nine months ended September 30, 2014, net income was $51.3 million as compared to $90.7 million of net income for the nine months ended September 30, 2013, a decrease of $39.4 million. The decrease in net income was primarily due to the factors noted above.

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

Cash Balance and Other Liquidity

As of September 30, 2014, we had cash and cash equivalents of $68.0 million, including $1.8 million of customer advances. Working capital at September 30, 2014 was $84.4 million, consisting of $112.4 million in current assets and approximately $28.0 million in current liabilities. Working capital at December 31, 2013 was $108.4 million, consisting of $135.8 million in current assets and $27.4 million in current liabilities. As of October 28, 2014, we had cash and cash equivalents of $73.7 million.

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

As of September 30, 2014 and December 31, 2013, no amounts were drawn under the $25.0 million revolving credit facility.

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

As of September 30, 2014, we were in compliance with the covenants under the credit facility.

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

On June 30 and July 1, 2011, CRNF entered into two Interest Rate Swap agreements. We have determined that the Interest Rate Swaps qualify for hedge accounting treatment. The impact recorded for both the three months ended September 30, 2014 and 2013 was $0.3 million in interest expense. For the three months ended September 30, 2014 and 2013, the Partnership recorded a gain of $36,000 and a loss of $0.3 million, respectively, in the fair market value on the interest rate swaps. The impact recorded for both the nine months ended September 30, 2014 and 2013 was $0.8 million in interest expense. For the nine months ended September 30, 2014 and 2013, the Partnership recorded a loss of $0.2 million and a loss of $0.1 million, respectively, in the fair market value on the interest rate swaps. The combined fair market value of the interest rate swaps recorded in current and non-current liabilities at September 30, 2014 is $1.2 million. This amount is unrealized and, therefore, included in accumulated other comprehensive income (loss).

Capital Spending

Our total capital expenditures for the nine months ended September 30, 2014 were approximately $13.5 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $13.5 million spent for the nine months ended September 30, 2014, approximately $2.7 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.
Our growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. In 2013, we completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest. The UAN expansion construction was completed in February 2013 and our expanded facility was running at full operating rates prior to the end of the first quarter of 2013.

Our future capital spending will be determined by the board of directors of our general partner. Future capital spending estimates may change as a result of unforeseen circumstances and a change in our plans and may be revised from time to time or amounts may not be spent in the manner discussed below. Our maintenance capital expenditures are expected to be approximately $5.0 million to $6.0 million for the year ending December 31, 2014. Our growth capital expenditures, which are inclusive of the upgrade to the pressure swing adsorption (“PSA”) unit discussed in the following paragraph and the railcar purchases as disclosed in both Note 13 ("Related Party Transactions") and Note 12 ("Commitments and Contingencies") to Part I, Item I of this Report, are projected to be approximately $16.0 million to $17.0 million for the year ending December 31, 2014.
During the second quarter of 2014, the gasification, ammonia and UAN units were taken down for between 5 to 7 days each to both install a waste heat boiler and upgrade the PSA unit. The upgraded PSA unit is projected to increase hydrogen recovery enough to allow us to produce approximately 7,000 to 9,000 additional tons of ammonia annually, at a total cost of approximately $4.7 million.
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

	December 31, 2013	March 31, 2014	June 30, 2014	Total Cash Distributions Paid in 2014
	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.7	$14.8	$12.8	$44.4
Amounts paid to public unitholders	14.7	13.0	11.3	39.0
Total amount paid	$31.4	$27.8	$24.1	$83.4
Per common unit	$0.43	$0.38	$0.33	$1.14
Common units outstanding (in thousands)	73,113	73,113	73,114

On October 29, 2014, the Board of Directors of the general partner of the Partnership declared a cash distribution for the third quarter of 2014 in the amount of $0.27 per common unit, or approximately $19.7 million in aggregate. The cash distribution will be paid on November 17, 2014 to the Partnership's unitholders of record at the close of business on November 10, 2014.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$79.6	$96.5
Investing activities	(13.4)	(35.8)
Financing activities	(83.3)	(101.4)
Net increase (decrease) in cash and cash equivalents	$(17.1)	$(40.7)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2014 were approximately $79.6 million. The positive cash flow from operating activities generated over this period was attributable to net income of $51.3 million, which was primarily driven by strong UAN product volumes, partially offset by higher costs associated with purchases of third-party ammonia, increased railcar repairs and inspections and higher utilities partially associated with the UAN expansion. With respect to other working capital for the nine months ended September 30, 2014, the primary sources of cash flow were due to changes of $8.4 million due to a decrease to prepaid expenses and other current assets of $5.3 million and an increase to accrued expenses and other current liabilities of $2.0 million and a decrease in deferred revenue of $1.1 million. The decrease to prepaid expenses and other current assets was primarily attributable to a decrease in prepaid insurance as well as a decrease in intercompany charges to CRRM that include the transfer of hydrogen. For the nine months ended September 30, 2014, fluctuations in trade working capital decreased our operating cash flow by $3.1 million due to a decrease in accounts payable of $4.1 million, partially offset by a decrease in accounts receivable of $0.9 million and a decrease in inventory of $0.1 million. The decrease in accounts payable was primarily attributable to the decrease in accrued intercompany changes.

Net cash flows provided by operating activities for the nine months ended September 30, 2013 were $96.5 million. The positive cash flow from operating activities generated over this period was attributable to net income of $90.7 million, which was primarily driven by strong UAN product volumes and favorable fertilizer prices, partially offset by a decline in production volumes that resulted from planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages and the unscheduled downtime associated with weather issues. For the nine months ended September 30, 2013, trade working capital decreased our operating cash flow by $6.0 million due to an increase in inventory of $3.9 million, an increase in accounts receivable of $1.0 million and a decrease in accounts payable of $1.1 million. The increase in inventory was attributable to the purchase of new precious metals in connection with the UAN expansion and the positioning of UAN at our terminals in an effort to obtain more favorable margins. Fluctuations in other working capital resulted in a decrease to operating cash flows of $9.4 million, primarily due to an increase to prepaid expenses of $3.2 million and a decrease to accrued expenses and other current liabilities of $6.0 million. The decrease to accrued expenses and other current liabilities was due to the payment of property taxes, partially offset by the regular monthly property tax expense.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $13.4 million compared to $35.8 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, net cash used in investing activities was primarily the result of capital expenditures. The decrease in capital expenditures during the nine months ended September 30, 2014 compared against 2013 was primarily the result of the UAN expansion project expenditures in 2013.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2014 were $83.3 million, compared to net cash flows used in financing activities for the nine months ended September 30, 2013 of $101.4 million. The net cash used in financing activities for the nine months ended September 30, 2014 and 2013 was primarily attributable to quarterly cash distributions.

Contractual Obligations

As of September 30, 2014, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. Except for railcar purchases as disclosed in both Note 13 ("Related Party Transactions") and Note 12 ("Commitments and Contingencies") to Part I, Item I of this Report, there were no material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2014, from those disclosed in our 2013 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and President and Chief Financial Officer and Treasurer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and President and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and President and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common units during the three months ended September 30, 2014. These represent common units that a director elected to surrender to the Partnership to satisfy certain minimum tax withholding and other tax obligations upon the vesting of units. The Partnership does not consider this to be a unit buyback program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	—	—	—	—
August 1, 2014 to August 31, 2014	1,169	$16.00	—	—
September 1, 2014 to September 30, 2014	—	—	—	—
Total	1,169	$16.00	—	—

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Executive Officer and President.
31.3*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1*	Section 1350 Certification of Executive Chairman.
32.2*	Section 1350 Certification of Chief Executive Officer and President.
32.3*	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 30, 2014, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

October 30, 2014	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

October 30, 2014	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

October 30, 2014	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)