Form 10-K
period 2014-12-31
CVR PARTNERS, LP
filed 2015-02-20
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2014 (the last business day of the registrant's second fiscal quarter) was $632,771,032. Common units held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common units as of June 30, 2014 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at February 17, 2015
Common unit representing limited partner interests	73,122,997 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2014 (this "Report").

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

Blue Johnson	Blue, Johnson & Associates, Inc.

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

CVR Refining
CVR Refining, LP, a publicly traded limited partnership listed on the New York Stock Exchange under the ticker symbol "CVRR," which currently owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources.

Initial Public Offering	The initial public offering of CVR Partners, LP common units that closed on April 13, 2011.

MMbtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

MSCF	One thousand standard cubic feet, a customary gas measurement.

netback	Netback represents net sales less freight revenue divided by product sales volume in tons. Netback is also referred to as product pricing at gate.

NYSE	The New York Stock Exchange.

on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

OSHA	Federal Occupational Safety and Health Act.

pet coke	Petroleum coke — a coal-like substance that is produced during the oil refining process.

prepaid sales
Represents customer payments under contracts to guarantee a price and supply of fertilizer in quantities expected to be delivered in the next twelve months. Revenue is not recorded for such sales until the product is considered delivered. Prepaid sales are also referred to as deferred revenue.

product pricing at gate	Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate is also referred to as netback.

recordable incident
An injury, as defined by OSHA. All work-related deaths and illnesses, and those work-related injuries which result in loss of consciousness, restriction of work or motion, transfer to another job, or require medical treatment beyond first aid.

Secondary Offering	The registered public offering of 12,000,000 common units of CVR Partners, LP, by CRLLC, which closed on May 28, 2013.

slag	A glasslike substance removed from the gasifier containing the metal impurities originally present in pet coke.

slurry	Ground pet coke blended with water and a fluxant (a mixture of fly ash and sand).

spot market	A market in which commodities are bought and sold for cash and delivered immediately.

syngas	Synthesized gas — a mixture of gases (largely carbon monoxide and hydrogen) that results from gasifying carbonaceous feedstock such as pet coke.

throughput	The volume processed through a unit.

ton	One ton is equal to 2,000 pounds.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

wheat belt	The primary wheat producing region of the United States, which includes Oklahoma, Kansas, North Dakota, South Dakota and Texas.

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
Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2014, we produced 963,715 tons of UAN and 388,923 tons of ammonia. Approximately 97% of our produced ammonia tons and the majority of the purchased ammonia were upgraded into UAN.
We intend to continue to expand our existing asset base and utilize the experience of our and CVR Energy’s management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets. A significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons per year, or approximately 50%, was completed in February 2013. Our expanded facility was operating at full rates at the end of the first quarter of 2013. CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the common units of CVR Refining at December 31, 2014. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.
We generated net sales of $298.7 million, $323.7 million and $302.3 million and net income of $76.1 million, $118.6 million and $112.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Raw Material Supply
The nitrogen fertilizer facility's primary input is pet coke. Pet coke is produced as a byproduct of a refinery's coker unit process. In order to refine heavy or sour crude oil, which are lower in cost and more prevalent than higher quality crude oil, refiners use coker units, which enables refiners to further upgrade heavy crude oil. Our fertilizer plant is located in Coffeyville, Kansas, which is part of the Midwest pet coke market. Our average daily pet coke demand from 2012-2014 was approximately 1,400 tons per day.
During the past five years, over 70% of our pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery, pursuant to a renewable long-term agreement. Historically we have obtained the remainder of our pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. During 2012, the Partnership entered a pet coke supply agreement with HollyFrontier Corporation. The term of this renewed agreement ends in December 2015 and may be renewed. If necessary, the gasification process can be modified to operate on coal as an alternative, which provides an additional raw material source. There are significant supplies of coal within a 60-mile radius of our nitrogen fertilizer plant.
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
Production Process
Our nitrogen fertilizer plant was built in 2000 with two separate gasifiers to provide redundancy and reliability. It uses a gasification process, licensed from an affiliate of the General Electric Company ("General Electric"), to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of processing approximately 1,400 tons per day of pet coke from CVR Refining's crude oil refinery and third-party sources and converting it into approximately 1,225 tons per day of ammonia. Substantially all of the ammonia produced is converted to approximately 3,000 tons per day of UAN. Typically 0.41 tons of ammonia are required to produce one ton of UAN.
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
Slag becomes a byproduct of the process. The syngas is scrubbed and saturated with moisture. The syngas next flows through a shift reactor unit where the carbon monoxide in the syngas is reacted with the moisture to form hydrogen and CO2. The heat from this reaction generates saturated steam. Most of this steam along with other steam produced in the ammonia and UAN plants is used internally. The excess steam not consumed by the process can be sent to the adjacent crude oil refinery.
After additional heat recovery, the high-pressure syngas is cooled and processed in the acid gas removal unit where carbon dioxide and hydrogen sulfide are removed. The syngas is then fed to a pressure swing adsorption ("PSA") unit, where the remaining impurities are extracted. The PSA unit reduces residual carbon monoxide and CO2 levels to trace levels, and the moisture-free, high-purity hydrogen is sent directly to the ammonia synthesis loop.

The hydrogen is reacted with nitrogen from the air separation unit in the ammonia unit to form the ammonia product. A large portion of the ammonia is converted to UAN. In 2014, we produced 963,715 tons of UAN and 388,923 tons of ammonia. Approximately 97% of our produced ammonia tons and the majority of the purchased ammonia were upgraded into UAN.
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
UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. We lease and own a fleet of railcars for use in product delivery. We incur costs to maintain and repair our railcar fleet that include expenses related to regulatory inspections and repairs. For example, many of our railcars require specific regulatory inspections and repairs due on a ten-year interval. The extent and frequency of railcar fleet maintenance and repair costs are generally expected to change based partially on when regulatory inspections and repairs are due for our railcars under the relevant regulations. We operate eight rail loading and two truck loading racks for UAN. We also operate four rail loading and two truck loading racks for ammonia.
We own all of the truck and rail loading equipment at our nitrogen fertilizer facility. We also utilize two separate UAN storage tanks and related truck and railcar load-out facilities. Each of these facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of two million gallons, or approximately 10,000 tons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal. The purpose of the UAN terminals is to collectively distribute approximately 40,000 tons of UAN fertilizer annually. These UAN terminals are currently operational.
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
We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that we propose. We use this program to varying degrees during the year and between years depending on market conditions. We have the flexibility to decrease or increase forward sales depending on our view as to whether price environments will be increasing or decreasing. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. As of December 31, 2014 and 2013, we had sold forward 279,832 and 285,537 tons of UAN at an average netback of $263 and $251 over the next six months, respectively. Cash received as a result of prepayments is recognized as deferred revenue on our Consolidated Balance Sheet upon receipt, and revenue and resultant net income and EBITDA are recorded as the product is actually delivered.
Customers
We sell UAN products to retailers and distributors. In addition, we sell ammonia to agricultural and industrial customers. Some of our larger customers include Gavilon Fertilizer, LLC, United Suppliers, Inc., Crop Production Services, Inc., J.R. Simplot, Inc., Interchem, and MFA. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our UAN and ammonia customers.

For the year ended December 31, 2014, the top five UAN customers in the aggregate represented 42% of our total sales. Our top two fertilizer customers on a consolidated basis accounted for approximately 17% and 10%, respectively, of our net sales. While we do have high concentration of customers, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. See "Risk Factors — Risks Related to Our Business — Our business depends on significant customers, and the loss of significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions."
Competition
We have experienced and expect to continue to meet significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. See "Risk Factors — Risks Related to Our Business — Nitrogen fertilizer products are global commodities, and we face intense competition from other nitrogen fertilizer producers."
Competition in our industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. We maintain a large fleet of leased and owned railcars and seasonally adjust inventory to enhance our manufacturing and distribution operations.
Our major competitors include Agrium, Inc.; Koch Nitrogen Company, LLC; Potash Corporation of Saskatchewan, Inc.; CF Industries Holdings, Inc. and Terra Nitrogen Company, LP. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. Also, foreign competition can exist from producers of fertilizer products manufactured in countries with lower cost natural gas supplies. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Based on Blue Johnson & Associates, Inc. data regarding total U.S. use of UAN and ammonia, we estimate that our UAN production in 2014 represented approximately 7% of total U.S. UAN use and that the net ammonia produced and marketed at our facility represented less than 1% of total U.S. ammonia use.
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
The Federal Clean Air Act
The federal Clean Air Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect us through the federal Clean Air Act's permitting requirements and emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain substances. Some or all of the standards promulgated pursuant to the federal Clean Air Act, or any future promulgations of standards, may require the installation of controls or changes to our nitrogen fertilizer facility in order to comply. If new controls or changes to operations are needed, the costs could be material. These new requirements, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations could cause us to expend substantial amounts to comply and/or permit our facility to produce products that meet applicable requirements.
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
Greenhouse Gas Emissions
Various regulatory and legislative measures to address greenhouse gas ("GHG") emissions (including carbon dioxide, or CO2, methane and nitrous oxides) are in different phases of implementation or discussion. In the aftermath of its 2009 "endangerment finding" that GHG emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the authority granted to it under the federal Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, we began monitoring and reporting GHG emissions from our nitrogen fertilizer plant. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("NSR"), and Title V programs of the federal Clean Air Act. In cases where a new source is constructed or an existing major source undergoes a major modification, facilities are required to undergo NSR review and evaluate and install air pollution controls to reduce GHG emissions. A major modification resulting in a significant increase in GHG emissions may require the installation of air pollution controls as part of the permitting process.
Although the EPA has not yet proposed New Source Performance Standards ("NSPS") to regulate GHG emissions for the nitrogen fertilizer plant, the EPA has proposed NSPS to regulate GHG for electric utilities. Therefore, we expect that the EPA will propose standards for our fertilizer plant, but the timing of any such EPA proposal is not known.

During a State of the Union address in January 2014 and again in January 2015, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
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
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facility, (ii) install new emission controls on our facility and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
In addition, climate change legislation and regulations may result in increased costs not only for our business but also for users of our fertilizer products, thereby potentially decreasing demand for our fertilizer products. Decreased demand for our fertilizer products may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Environmental Remediation
Under CERCLA, the Resource Conservation and Recovery Act, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and, under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances. As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of or released. We cannot assure you that we will not become involved in future proceedings related to our release of hazardous or extremely hazardous substances or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.
Environmental Insurance
We are covered by CVR Energy's site pollution legal liability insurance policy with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $1.0 million. The policy includes business interruption coverage, subject to a 5-day waiting period deductible. This insurance expires on March 1, 2015 and is expected to be renewed without any material changes in terms. The policy insures any location owned, leased, rented or operated by the Partnership, including our nitrogen fertilizer facility. The policy insures certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities and business interruption.
In addition to the site pollution legal liability insurance policy, we benefit from umbrella and excess casualty insurance policies maintained by CVR Energy having an aggregate and occurrence limit of $150.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2015 and are expected to be renewed or replaced by insurance policies containing equivalent sudden and accidental pollution coverage with no reduction in limits.
The site pollution legal liability policy and the pollution coverage provided in the casualty insurance policies contain discovery requirements, reporting requirements, exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

Safety, Health and Security Matters
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Administration Act ("OSHA"), and comparable state statutes, the purpose of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.
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
Process Safety Management.    We maintain a process safety management program ("PSM"). This program is designed to address all aspects of OSHA guidelines for developing and maintaining a comprehensive process safety management program. We will continue to audit our programs and consider improvements in our management systems and equipment.
Risk Management Program.    We maintain an EPA risk management program. This program is similar to PSM but also includes environmental and worst case scenario protections.
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
Employees
As of December 31, 2014, we had 144 direct employees. These employees operate our facilities at the nitrogen fertilizer plant level and are directly employed and compensated by us. As of December 31, 2014, these employees are covered by health insurance, disability and retirement plans established by CVR Energy. None of our employees are unionized, and we believe that our relationship with our employees is good.
We also rely on the services of employees of CVR Energy in the operation of our business pursuant to a services agreement among us, CVR Energy and our general partner.
For more information on this services agreement, see Part III, Item 13 of this report "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Services Agreement."
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

Item 1A.    Risk Factors
You should carefully consider each of the following risks together with the other information contained in this Report and all of the information set forth in our filings with the SEC. If any of the following risks and uncertainties develop into actual events, our business, financial condition, cash flows or results of operations could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment. Although many of our business risks are comparable to those faced by a corporation engaged in a similar business, limited partner interests are inherently different from the capital stock of a corporation and involve additional risks described below.
Risks Related to Our Business
We may not have sufficient cash available to pay any quarterly distribution on our common units. Furthermore, we are not required to make distributions to holders of our common units on a quarterly basis or otherwise, and may elect to distribute less than all of our available cash.
We may not have sufficient cash available each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. Although our general partner's current policy is to distribute all of our available cash (which is defined as Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any) on a quarterly basis, the board of directors of our general partner may at any time, for any reason, change this policy or decide not to pay cash distributions on a quarterly basis or other basis. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is directly dependent upon the operating margins we generate, which have been volatile historically. Our operating margins are significantly affected by the market-driven UAN and ammonia prices we are able to charge our customers and our pet coke-based gasification production costs, as well as seasonality, weather conditions, governmental regulation, unscheduled maintenance or downtime at our facilities and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

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

•
Our credit facility, which matures in April 2016, and any credit facility or other debt instruments we enter into in the future, may limit the distributions that we can make. Our credit facility provides that we can make distributions to holders of our common units, but only if we are in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to any distribution, and there is no default or event of default under the facility. In addition, any future credit facility may contain other financial tests and covenants that we must satisfy. Any failure to comply with these tests and covenants could result in the lenders prohibiting distributions by us.

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

The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all.
Our general partner's current policy is to distribute all of the available cash we generate each quarter to unitholders of record on a pro rata basis. However, the board of directors of our general partner may change such policy at any time at its discretion and could elect not to make distributions for one or more quarters regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders.
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
Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The price of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base production, our customers may acquire nitrogen fertilizer products from our competitors, and our profitability will be negatively impacted. If seasonal demand is less than we expect, we will be left with excess inventory that will have to be stored or liquidated.
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
If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations. As of December 31, 2014, we had cash and cash equivalents of $79.9 million and $25.0 million available under our revolving credit facility.
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
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas, which approached ten-year lows at the beginning of 2015, is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Low natural gas prices benefit our competitors and disproportionately impact our operations by making us less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could impair our ability to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse impact on the trading price of our common units. In addition, if low natural gas prices in the United States were to prompt those U.S. producers who have permanently or temporarily closed production facilities to resume fertilizer production, this would likely contribute to a global supply/demand imbalance that could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our results of operations, financial condition, cash flows, and ability to make cash distributions.
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
The Agricultural Act of 2014 ("the 2014 Farm Bill") ends direct subsidies to agricultural producers for owning farmland, and funds a new crop insurance program in its place. As part of the conservation title of the 2014 farm bill, agricultural producers must meet a minimum standard of environmental protection in order to receive federal crop insurance on sensitive lands. The 2014 Farm Bill also discourages producers from converting native grasslands to farmland by limiting crop insurance subsidies for the first few years for newly converted lands. These changes may have a negative impact on fertilizer sales and on our results of operations, financial condition and ability to make cash distributions.
State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Developments in crop technology, such as nitrogen fixation (the conversion of atmospheric nitrogen into compounds that plants can assimilate), could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Unfavorable state and federal governmental policies could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our results of operations, financial condition ability to make cash distributions.
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
        A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal renewable fuel standards (“RFS”). The RFS required 16.55 billion gallons of renewable fuel usage in 2013, increasing to 36.0 billion gallons by 2022. To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. For example, in December 2013 a bipartisan bill was introduced in Congress to eliminate the ethanol mandate from the RFS. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.
In November 2013, the EPA proposed the 2014 annual renewable fuel percentage standards, including a reduced corn-based ethanol volume, due in part to the concerns regarding the ethanol "blend wall" - the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In January 2015, the EPA announced that its goal was to release the final 2015 RFS volume mandates in the spring of 2015. If finalized, as originally proposed, this rulemaking could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. In other action, the US Court of Appeals upheld an EPA waiver allowing the sale of E15 (gasoline blends containing up to 15% ethanol) on later model year cars, but this issue may continue to be challenged through legislative action.
        Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the current RFS federal mandate requires a portion of the overall RFS federal mandate to come from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. For example, the 2014 Farm Bill provides authorization for funding advanced biofuels. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for our nitrogen fertilizer products and have an adverse effect on our results of operations, financial condition and ability to make cash distributions. This potential impact on the demand for nitrogen fertilizer products; however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.
Nitrogen fertilizer products are global commodities, and we face intense competition from other nitrogen fertilizer producers.
Our business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased local supply may put downward pressure on fertilizer prices. Competitors utilizing different corporate structures may be better able to withstand lower cash flows than we can as a limited partnership. Our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability, and our ability to make cash distributions.
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
Our operations are dependent on third-party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to our gasifiers, and the City of Coffeyville, which supplies us with electricity. A deterioration in the financial condition of a third-party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our results of operations, financial condition and on our ability to make cash distributions.
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
We may not be able to maintain an adequate supply of pet coke. In addition, we could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. We currently purchase 100% of the pet coke produced by CVR Refining's Coffeyville refinery. Accordingly, if we increase our production, we will be more dependent on pet coke purchases from third-party suppliers at open market prices. We entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The term of this agreement ends in December 2015 and may be renewed. There is no assurance that we would be able to purchase pet coke on comparable terms from third parties or at all.
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
Our facility faces significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. We could incur potentially significant costs to the extent there are unforeseen events which cause property damage and a material decline in production which are not fully insured. Insurance companies that currently insure companies in our industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
Our operations, located at a single location, are subject to significant operating hazards and interruptions. If our production plant or individual units within our plant, logistics assets, or key suppliers sustain a catastrophic loss and operations are shut down or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows and adversely impact our ability to make cash distributions. Moreover, our facility is located adjacent to CVR Refining's Coffeyville refinery, and a major accident or disaster at the refinery could adversely affect our operations. Operations at our nitrogen fertilizer plant could be curtailed or partially or completely shut down, for an extended period of time as a result of unexpected circumstances, which may not be within our control, such as:

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

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction. Such regulatory oversight can cause significant delays in restoring property to its pre-loss condition.

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

Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies; the property and business interruption coverage has a combined policy limit of $1.0 billion. The property and business interruption insurance policies contain limits and sub-limits which insure our assets as well as CVR Energy's assets. There is a potential for a common occurrence to impact both the fertilizer plant and CVR Refining's Coffeyville refinery, in which case the insurance limitations would apply to all damages combined. Under this insurance program, there is a $2.5 million property damage retention in respect of the nitrogen fertilizer plant. For business interruption losses, the insurance program has a 45-day waiting period retention for any one occurrence. In addition, the insurance policies contain a schedule of the sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries, and potentially cause us to assume losses which could impair earnings.
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
We could incur significant cost in cleaning up contamination at our fertilizer plant and off-site locations.
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
Future environmental laws and regulations on the end-use and application of fertilizers could cause changes in demand for our products. In addition, future environmental laws and regulations, or new interpretations of existing laws or regulations, could limit our ability to market and sell our products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. The EPA is encouraging states to adopt state-wide numeric water quality criteria for total nitrogen and total phosphorus, which are present in our fertilizer products. A number of states have adopted or proposed numeric nutrient water quality criteria for nitrogen and phosphorus. The adoption of stringent state criteria for nitrogen and phosphorus could reduce the demand for nitrogen fertilizer products in those states. If such laws, rules, regulations or interpretations to significantly curb the end-use or application of fertilizers were promulgated in our marketing area, it could result in decreased demand for our products and have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition, and ability to make cash distributions.
Various regulatory and legislative measures to address GHG emissions (including CO2, methane and nitrous oxides) are in various phases of discussion or implementation. In the aftermath of its 2009 "endangerment finding" that GHG emissions pose a threat to public health and welfare, the EPA has begun to regulate GHG emissions under the authority granted to it under the Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and annually report their GHG emissions to the EPA. In accordance with the rule, we began monitoring and reporting our GHG emissions from our nitrogen fertilizer plant. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("NSR") and Title V programs of the federal Clean Air Act. The significance of the permitting requirement is that, in cases where a new source is constructed or an existing source undergoes a major modification, the facility is required to undergo NSR review and evaluate and install air pollution controls to reduce GHG emissions. A major modification resulting in a significant increase in GHG emissions may require the installation of air pollution controls as part of the permitting process.
Although the EPA has not yet proposed New Source Performance Standards ("NSPS") to regulate GHG emissions for the nitrogen fertilizer plant, the EPA has proposed NSPS to regulate GHG for electric utilities. Therefore, we expect that the EPA will propose standards for our fertilizer plant, but the timing of any such EPA proposal is not known.
During a State of the Union address in January 2014 and again in January 2015, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
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
Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facility, (ii) install new emission controls on our facility and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
In addition, climate change legislation and regulations may result in increased costs not only for our business but also for users of our fertilizer products, thereby potentially decreasing demand for our fertilizer products. Decreased demand for our fertilizer products may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities could result in higher operating costs.
The costs of complying with future regulations relating to the transportation, storage and handling of hazardous chemicals and security associated with our nitrogen fertilizer facility may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our results of operations, financial condition and ability to make cash distributions. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in the storage, handling and transportation of crop production materials, including fertilizers.
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
Our business has a high concentration of customers. In the aggregate, our top five UAN customers represented 42% of our sales for the year ended December 31, 2014. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with any of our customers. The loss of significant customers, or a significant reduction in purchase volume by customers, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
Our business, results of operations, financial condition and ability to make cash distributions could be negatively impacted by difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although we believe we will have sufficient liquidity under our credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Furthermore, our credit facility matures in April 2016 and there can be no assurance that we will be able to refinance our $125.0 million of outstanding term loan debt or obtain a new revolving credit facility on similar terms or at all.

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
As of December 31, 2014, we had $125.0 million in outstanding term loan borrowings and borrowing availability of $25.0 million under our revolving credit facility. We and our subsidiary may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

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

Risks Inherent in Our Limited Partnership Structure and Our Common Units
The board of directors of our general partner has in place a policy to distribute an amount equal to the available cash we generate each quarter, which could limit our ability to grow and make acquisitions.
Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our unitholders. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As such, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. The board of directors of the general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our Partnership Agreement does not require us to make any distributions.
In addition, because of our distribution policy, our growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, or as in-kind distributions, current unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the outstanding common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders.
We rely primarily on the executive officers of CVR Energy to manage most aspects of our business and affairs pursuant to a services agreement, which CVR Energy can terminate at any time.
Our future performance depends to a significant degree upon the continued contributions of CVR Energy's senior management team. We have entered into a services agreement with our general partner and CVR Energy whereby CVR Energy has agreed to provide us with the services of its senior management team as well as accounting, business operations, legal, finance and other key back-office and mid-office personnel. CVR Energy can terminate this agreement at any time, subject to a 180-day notice period. The loss or unavailability to us of any member of CVR Energy's senior management team could negatively affect our ability to operate our business and pursue our business strategies. We do not have employment agreements with any of CVR Energy's officers and we do not maintain any key person insurance. In addition, CVR Energy may not continue to provide us the officers that are necessary for the conduct of our business or such provision may not be on terms that are acceptable. If CVR Energy elected to terminate the service agreement on 180 days' notice, we might not be able to find qualified individuals to serve as our executive officers within such 180-day period.
In addition, pursuant to the services agreement we are responsible for a portion of the compensation expense of such executive officers according to the percentage of time such executive officers spend working for us. However, the compensation of such executive officers is set by CVR Energy, and we have no control over the amount paid to such officers. The services agreement does not contain any cap on the amounts we may be required to pay CVR Energy pursuant to this agreement.
Our general partner, an indirect wholly-owned subsidiary of CVR Energy, has fiduciary duties to CVR Energy and its stockholders, and the interests of CVR Energy and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.
Our general partner is responsible for managing us. Although our general partner has fiduciary duties to manage us in a manner that is in our best interests, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to CVR Energy and its stockholders. The interests of CVR Energy and its stockholders may differ from, or conflict with, the interests of our public common unitholders. In resolving these conflicts, our general partner may favor its own interests, the interests of Coffeyville Resources, its sole member, or the interests of CVR Energy and holders of CVR Energy's common stock, including its majority stockholder, an affiliate of Icahn Enterprises L.P., over our interests and those of our common unitholders.
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

•
Most of the executive officers of our general partner also serve as executive officers of CVR Energy, and our executive chairman is the chief executive officer of CVR Energy. The executive officers who work for both CVR Energy and our general partner, including our chief financial officer and general counsel, divide their time between our business and the business of CVR Energy. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or CVR Energy.

Our partnership agreement limits the liability and replaces the fiduciary duties of our general partner and restricts the remedies available to us and our common unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement limits the liability and replaces the fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. By purchasing common units, common unitholders consent to some actions that might otherwise constitute a breach of fiduciary or other duties applicable under state law. Our partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law. For example:

•
Our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us or our common unitholders. Decisions made by our general partner in its individual capacity are made by Coffeyville Resources as the sole member of our general partner, and not by the board of directors of our general partner. Examples include the exercise of the general partner's call right, its voting rights with respect to any common units it may own, its registration rights and its determination whether or not to consent to any merger or consolidation or amendment to our partnership agreement.

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
CVR Energy has the power to elect all of the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Our public unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Furthermore, the goals and objectives of CVR Energy, as the indirect owner of our general partner, may not be consistent with those of our public unitholders.
Common units are subject to our general partner's call right.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, each holder of our common units may be required to sell such holder's common units at an undesirable time or price and may not receive any return on investment. A unitholder may also incur a tax liability upon a sale of its common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.
Our public unitholders have limited voting rights and are not entitled to elect our general partner or our general partner's directors and do not have sufficient voting power to remove our general partner without CVR Energy's consent.
Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders have no right to elect our general partner or our general partner's board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, is chosen entirely by CVR Energy as the indirect owner of the general partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, even if our unitholders are dissatisfied with the performance of our general partner, they have no practical ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished.
As of the date of this Report, CVR Energy indirectly owns approximately 53% of our common units, which means holders of common units other than CVR Energy will not be able to remove the general partner, under any circumstances, unless CVR Energy sells some of the common units that it owns or we sell additional units to the public, in either case, such that CVR Energy owns less than 33 1/3% of our common units.
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
Cost reimbursements due to our general partner and its affiliates will reduce cash available for distribution to our unitholders.
Prior to making any distribution on our outstanding units, we will reimburse our general partner for all expenses it incurs on our behalf including, without limitation, our pro rata portion of management compensation and overhead charged by CVR Energy in accordance with our services agreement. The services agreement does not contain any cap on the amount we may be required to pay pursuant to this agreement. The payment of these amounts, including allocated overhead, to our general partner and its affiliates could adversely affect our ability to make distributions to the holders of our common units.

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
Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of CVR Energy to transfer its equity interest in our general partner to a third party. The new equity owner of our general partner would then be in a position to replace the board of directors and the officers of our general partner with its own choices and to influence the decisions taken by the board of directors and officers of our general partner.
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
We may issue additional common units and other equity interests without the approval of our unitholders, which would dilute the existing ownership interests of our unitholders.
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
As of February 17, 2015, there were 73,122,997 common units outstanding. Of this amount, (i) approximately 47% of the common units are held by the public and are freely transferable without restriction or further registration under the Securities Act of 1933, or the Securities Act, to the extent held by persons other than "affiliates," as that term is defined in Rule 144 under the Securities Act and (ii) CVR Energy, through Coffeyville Resources, owns approximately 53% of the common units, which may be sold pursuant to our already effective registration statement on Form S-3 described below or an exemption from registration such as Rule 144.
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
The Partnership’s registration statement on Form S-3, declared effective by the SEC on August 29, 2012, enables CRLLC to sell, from time to time, in one or more public offerings or direct placements, the 38,920,000 common units it currently owns.
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
Although we do not believe based upon our current operations, that we will be treated as a corporation for U.S. federal income tax purposes, a change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity level taxation. We may in the future enter into new activities or businesses. If our legal counsel were to be unable to opine that gross income from any such activity or business will count toward satisfaction of the 90% gross income, or qualifying income, requirement to be treated as a partnership for U.S. federal income tax purposes, we could seek a ruling, if available, from the IRS that gross income we earn from any such activity or business will be qualifying income. There can be no assurance, however, that the IRS would issue a favorable ruling under such circumstances. If we did not receive a favorable ruling, we could choose to engage in the activity or business through a corporate subsidiary, which would subject the income related to such activity or business to entity-level taxation. Except to the extent that we in the future request a ruling regarding the qualifying nature of our income from a particular activity or business, we do not intend to request a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to entity-level taxation. The current administration and members of Congress from time to time have considered substantive changes to the existing U.S. federal income tax laws that would adversely affect the tax treatment of publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could cause a substantial reduction in the value of our common units.
Several states currently subject partnerships to entity-level taxation. Specifically, we are subject to the Texas franchise tax and the Illinois replacement tax. Such taxes reduce our cash available for distribution to our unitholders. Other states are evaluating proposals to subject partnerships to entity-level taxation through the imposition of income, franchise or other forms of taxation. Imposition of these or similar taxes by any other state in which we do business will further reduce our cash available for distribution to our unitholders and could cause a substantial reduction in the value of our common units. We are unable to predict whether any of these or other proposals will ultimately be enacted.

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
If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units our unitholders sell will, in effect, become taxable income to our unitholders if they sell such common units at a price greater than their tax basis in those common units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of items, including depreciation recapture. In addition, because the amount realized includes a unitholder's share of our nonrecourse liabilities, if our unitholders sell common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
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
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units) may be considered as having disposed of the loaned common units. In that case, the unitholder may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
Our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, unitholders are likely to be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own or control property now or in the future, even if they do not live in any of those jurisdictions. We currently own assets and/or conduct business in Kansas, Nebraska, Missouri, Texas, Ohio, Illinois, and Wisconsin. Kansas, Nebraska, Missouri, Illinois and Wisconsin currently impose a personal income tax on individuals. Kansas, Nebraska, Missouri, Illinois and Wisconsin also impose an income tax on corporations and other entities. Illinois imposes a replacement tax on corporations and other entities, and Texas imposes a franchise tax on corporations and other entities. Unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is the responsibility of each unitholder to file all U.S. federal, state, local and non-U.S. tax returns. Our counsel has not rendered an opinion on the state, local, or non-U.S. tax consequences of an investment in our common units.

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
We have entered into a cross-easement agreement with CVR Refining so that both we and CVR Refining are able to access and utilize each other's land in certain circumstances in order to operate our respective businesses in a manner to provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property. For more information on this cross-easement agreement, see Part III, Item 13 of this report "Certain Relationships and Related Transactions and Director Independence — Agreements with CVR Energy and CVR Refining — Real Estate Transactions."
We also utilize two separate UAN storage tanks and related truck and railcar load-out facilities. Each of these storage facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of two million gallons, or approximately 10,000 tons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common units are listed on the NYSE under the symbol "UAN". The table below sets forth, for the quarter indicated, the high and low sales prices per unit of our common units for our two most recent fiscal years:

2014:	High	Low
First Quarter	$21.91	$16.31
Second Quarter	21.93	17.81
Third Quarter	19.26	13.45
Fourth Quarter	13.99	8.52

2013:	High	Low
First Quarter	$30.00	$24.32
Second Quarter	27.50	21.00
Third Quarter	23.81	17.50
Fourth Quarter	19.98	15.11
There were 23 holders of record of our common units as of February 17, 2015. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Cash Distribution Policy
The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter. Beginning with the first quarter of 2013, available cash for each quarter has been calculated as Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets.
Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate. From time to time, we make prepaid sales, whereby we receive cash during one quarter in respect of product to be produced and sold in a future quarter, but we do not record revenue in respect of the cash received until the quarter when product is delivered. The Partnership also retained cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales.
Because our policy is to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low cash flow from operations, our unitholders have direct exposure to fluctuations in the amount of earnings generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our earnings during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in the price of nitrogen fertilizers. See Part I, Item 1 of this report "Business — Distribution, Sales and Marketing." Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and from time to time. Our partnership agreement does not require us to pay cash distributions on a quarterly or other basis.

Our ability to make distributions is limited by our credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of those limitations.
A summary of cash distributions paid to unitholders during the years ended December 31, 2014 and 2013 and has been included in Part II, Item 8 Note 6 "Partners’ Capital and Partnership Distributions."

Performance Graph
The following graph sets forth the cumulative return on our common units between April 8, 2011 and December 31, 2014, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Agrium, Inc., CF Industries Holdings, Inc., The Mosaic Company, Potash Corporation of Saskatchewan, Inc., Rentech Nitrogen Partners, LP, and Terra Nitrogen Company, LP. The graph assumes an investment of $100 on April 8, 2011 in our common units, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common units on December 31, 2014 was $9.74. The price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN APRIL 8, 2011 AND DECEMBER 31, 2014
among CVR Partners, LP, the Russell 2000 Index and a peer group

	Apr '11	Jun '11	Sep '11	Dec '11	Mar '12	Jun '12	Sep '12	Dec '12
CVR Partners,LP	100.00	127.98	136.46	147.18	158.95	149.10	165.53	162.00
Russell 2000 Index	100.00	98.40	76.60	88.11	98.74	94.96	99.59	101.01
Peer Group	100.00	101.67	86.67	92.91	127.02	123.27	142.65	139.04

	Mar '13	Jun '13	Sep '13	Dec '13	Mar '14	Jun '14	Sep '14	Dec '14
CVR Partners,LP	149.68	139.22	111.36	105.65	127.92	114.96	86.14	62.52
Russell 2000 Index	113.16	116.24	127.70	138.38	139.50	141.87	131.01	143.26
Peer Group	131.97	120.94	116.20	105.73	111.51	106.62	105.70	98.30
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases of our common units during the fiscal quarter ended December 31, 2014. These represent common units that employees of our general partner elected to surrender to the Partnership to satisfy certain minimum tax withholding upon the vesting of units. The Partnership does not consider this to be a unit buyback program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	—	$—	—	—
November 1, 2014 to November 31, 2014	—	—	—	—
December 1, 2014 to December 31, 2014	2,845	9.17	—	—
Total	2,845	$9.17	—	—
Item 6.    Selected Financial Data
This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Report.
The selected consolidated financial information presented below under the caption Statement of Operations Data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2014 and 2013, has been derived from our audited consolidated financial statements included elsewhere in this Report. Grant Thornton LLP, our independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2014 and 2013 and KPMG LLP, our predecessor independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2012. The selected consolidated financial information presented below under the caption Statement of Operations Data for the years ended December 31, 2011 and 2010 and the selected consolidated financial information presented below under the caption Balance Sheet Data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements that are not included in this Report.
The following schedules show our selected financial and operating data for the periods indicated, which are derived from our consolidated financial statements. A portion of our fiscal year 2011 results prior to our Initial Public Offering on April 13, 2011 are included in the total 2011 results presented herein. The Partnership has omitted net income per unit for all periods prior to the year ended December 31, 2011, as the Partnership operated under a different capital structure prior to the closing of the Initial Public Offering and, as a result, the per unit data would not be meaningful to investors. Per unit data for the twelve months ending December 31, 2011 is calculated since the closing of the Initial Public Offering on April 13, 2011.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per unit data and as otherwise indicated)
Statement of Operations Data:
Net sales	$298.7	$323.7	$302.3	$302.9	$180.5
Cost of product sold — Affiliates	9.4	10.8	11.5	11.7	5.8
Cost of product sold — Third parties (1)	62.6	47.3	34.6	30.8	28.5
	72.0	58.1	46.1	42.5	34.3
Direct operating expenses — Affiliates (1)(2)	3.0	4.1	2.3	1.2	2.3
Direct operating expenses — Third parties (1)	95.9	90.0	93.3	85.3	84.4
	98.9	94.1	95.6	86.5	86.7
Insurance recovery — business interruption	—	—	—	(3.4)	—
Selling, general and administrative expenses — Affiliates (1)(2)	13.4	16.0	17.2	16.5	16.7
Selling, general and administrative expenses — Third parties (1)	4.3	5.0	6.9	5.7	3.9
	17.7	21.0	24.1	22.2	20.6
Depreciation and amortization	27.3	25.6	20.7	18.9	18.5
Operating income	$82.8	$124.9	$115.8	$136.2	$20.4
Interest expense and other financing costs	(6.7)	(6.3)	(3.8)	(4.0)	—
Interest income (3)	—	—	0.2	—	13.1
Other income (expense), net	—	0.1	0.1	0.2	(0.2)
Income before income taxes	$76.1	$118.7	$112.3	$132.4	$33.3
Income tax expense (benefit)	—	0.1	0.1	—	—
Net income	$76.1	$118.6	$112.2	$132.4	$33.3
Available cash for distribution (4)	$102.0	$145.2	$132.3	114.4	—
Net income per common unit — basic (5)	$1.04	$1.62	$1.54	1.48	—
Net income per common unit — diluted (5)	$1.04	$1.62	$1.53	1.48	—
Weighted-average common units outstanding (in thousands):
Basic	73,115	73,072	73,039	73,008	—
Diluted	73,139	73,228	73,193	73,073	—

	Year Ended December 31,
	2014	2013	2012	2011	2010
Reconciliation to net sales (in millions):
Sales net at gate	$259.3	$281.5	$273.5	$266.6	$163.4
Freight in revenue	27.5	30.2	22.4	22.1	17.0
Hydrogen revenue	10.1	11.4	6.4	14.2	0.1
Other	1.8	0.6	—	—	—
Total net sales	$298.7	$323.7	$302.3	$302.9	$180.5

	As of December 31,
	2014	2013	2012	2011	2010
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$79.9	$85.1	$127.8	$237.0	$42.7
Working capital	89.9	108.4	116.6	229.4	27.1
Total assets	578.8	593.5	623.0	659.3	452.2
Total debt	125.0	125.0	125.0	125.0	—
Total partners' capital	413.9	439.9	446.2	489.5	402.2

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Cash Flow and Other Data:
Net cash flow used in:
Operating activities	$118.9	$129.0	$133.5	$139.8	$75.9
Investing activities	(21.0)	(43.7)	(81.1)	(16.4)	(9.0)
Financing activities	(103.1)	(128.0)	(161.5)	70.8	(29.6)
Net increase (decrease) in cash and cash equivalents	$(5.2)	$(42.7)	$(109.1)	$194.2	$37.3

Capital expenditures for property, plant and equipment	$21.1	$43.8	$82.2	$19.1	$10.1

	Year Ended December 31,
	2014	2013	2012	2011	2010
Key Operating Data:
Production volume (thousand tons):
Ammonia (gross produced) (6)	388.9	402.0	390.0	411.2	392.7
Ammonia (net available for sale) (6)(7)	28.3	37.9	124.6	116.8	155.6
UAN	963.7	930.6	643.8	714.1	578.3
Pet coke consumed (thousand tons)	489.7	487.0	487.3	517.3	436.3
Pet coke (cost per ton)	$28	$30	$33	$33	$17
Sales (thousand tons):
Ammonia	24.4	40.5	127.8	112.8	164.7
UAN	951.0	904.6	643.5	709.3	580.7
Product pricing at gate (dollars per ton) (8):
Ammonia	$518	$643	$613	$579	$361
UAN	$259	$282	$303	$284	$179

On-stream factors(9):
Gasification	96.8%	95.6%	92.6%	99.0%	89.0%
Ammonia	92.6%	94.4%	91.1%	97.7%	87.7%
UAN	92.0%	91.9%	86.4%	95.5%	80.8%

Market Indicators:
Natural gas NYMEX (dollars per MMBtu)	$4.26	$3.73	$2.83	$4.03	$4.38
Ammonia — Southern Plains (dollars per ton)	539	581	647	619	437
UAN — Corn belt (dollars per ton)	314	337	369	379	266
_______________________________________

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$26.9	$25.3	$20.6	$18.8	$18.5
Depreciation and amortization excluded from cost of product sold	0.4	0.3	0.1	0.1	—
	$27.3	$25.6	$20.7	$18.9	$18.5

(2)
Our direct operating expenses and selling, general and administrative expenses include amounts for share-based compensation which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with Accounting Standards Codification Topic ("ASC") 718. See Note 3 ("Share‑Based Compensation") to the consolidated financial statements for further discussion of allocated share-based compensation expenses. The charges for allocated share-based compensation were:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Direct operating expenses	$—	$0.1	$0.4	$0.5	$0.7
Selling, general and administrative expenses	1.4	2.1	4.2	5.4	8.3
Total	$1.4	$2.2	$4.6	$5.9	$9.0

(3)
Interest income for the year ended December 31, 2010 is primarily attributable to a due from affiliate balance owed to us by Coffeyville Resources as a result of affiliate loans. The due from affiliate balance was distributed to Coffeyville Resources in December 2010. Accordingly, such amounts are no longer owed to us.

(4)
Beginning with the first quarter 2013, the board of directors of our general partner adopted an amended policy to calculate available cash starting with Adjusted EBITDA. See further discussion on Adjusted EBITDA in Part II, Item 7 "Results of Operations" of this report. For 2013 and 2014, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate; the Partnership also retained cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. For the year ended December 31, 2011, available cash for distributions was calculated for the period beginning at the closing of our Initial Public Offering (April 13, 2011) through December 31, 2011. Available cash for distribution may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income or operating income, or any other measure of financial performance or operating performance. In addition, available cash for distribution is not presented as, and should not be considered, an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

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

(7)
In addition to the produced ammonia, the Partnership acquired approximately 33.6 thousand and 17.3 thousand tons of ammonia during the years ended December 31, 2014 and 2013, respectively. The Partnership has upgraded or expects to upgrade the majority of purchased ammonia to UAN. We did not purchase ammonia during the years ended December 31, 2012, 2011 and 2010.

(8)
Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(9)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.
Excluding the impact of the downtime associated with the installation of the waste heat boiler, the pressure swing adsorption unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the year ended December 31, 2014 would have been 98.2% for gasifier, 94.3% for ammonia and 93.7% for UAN. Excluding the impact of the planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages, the UAN expansion coming online and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN. Excluding the major scheduled turnaround and the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2012 would have been 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2011 would have been 99.2% for gasifier, 98.0% for ammonia and 95.7% for UAN. Excluding the impact of the Linde air separation unit outage, the rupture of the high-pressure UAN vessel and the major scheduled turnaround, the on-stream factors for the year ended December 31, 2010 would have been 97.6% for gasifier, 96.8% for ammonia and 96.1% for UAN.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.
Forward-Looking Statements
This Report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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
Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2014, we produced 963,715 tons of UAN and 388,923 tons of ammonia. Approximately 97% of our produced ammonia tons and the majority of purchased ammonia were upgraded into UAN.
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

CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the common units of CVR Refining at December 31, 2014. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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
Our Initial Public Offering
On April 13, 2011, we completed our Initial Public Offering of 22,080,000 common units priced at $16.00 per unit. The net proceeds to us from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used to make certain distributions, purchase (and subsequently extinguish) the incentive distribution rights owned by the general partner, pay fees resulting from the credit facility, and the balance was used for or will be used for general partnership purposes, including our UAN expansion, and approximately $39.5 million which was used to fund other profit and growth capital expenses since the Initial Public Offering.
Secondary Public Offering

On May 28, 2013, Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, sold 12,000,000 of our common units to the public at a price of $25.15 per unit in a registered public offering (the “Secondary Offering”). The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. We did not receive any of the proceeds from the sale of common units by CRLLC. Following the closing of the Secondary Offering and as of December 31, 2014, public security holders held approximately 47% of all outstanding common units and CRLLC held approximately 53% of all outstanding common units and the general partner interest.
CVR Energy Transaction Agreement
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the “Transaction Agreement”) with an affiliate of Icahn Enterprises L.P. (“IEP”). Pursuant to the Transaction Agreement, IEP's affiliate offered (the “Offer”) to purchase all of the issued and outstanding shares of CVR Energy’s common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment (“CCP”) right for each share which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of CVR Energy was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013. On May 7, 2012, IEP's affiliate announced that control of CVR Energy had been acquired through the Offer. As of December 31, 2014, IEP and its affiliates owned approximately 82% of the shares of CVR Energy.
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
Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors' facilities, political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.
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
In order to assess our operating performance, we calculate the product pricing at gate as an input to determine our operating margin. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. We believe product pricing at gate is a meaningful measure because we sell products at our plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.
We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. In 2014, approximately 49% of the corn planted in the United States was grown within an estimated $45 per UAN ton freight train rate of our nitrogen fertilizer plant. We are therefore able to cost-effectively sell substantially all of our products in the higher margin agricultural market, whereas a significant portion of our competitors' revenues is derived from the lower margin industrial market. Our products leave the plant either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges; however, we do incur costs to maintain and repair our railcar fleet. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.
As a result of the UAN expansion project completed in 2013, we will continue to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so. The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the years ended December 31, 2014 and 2013, we upgraded approximately 97% and 95%, respectively, of our ammonia production into UAN, a product that presently generates greater profit than ammonia.
The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended December 31, 2014.
Our largest raw material expense used in the production of ammonia is pet coke, which we purchase from CVR Refining and third parties. For the years ended December 31, 2014, 2013 and 2012, we incurred approximately $13.6 million, $14.6 million and $16.2 million, respectively, for pet coke, which equaled an average cost per ton of $28, $30 and $33, respectively.
Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a full facility turnaround approximately every two to three years. Turnarounds are expected to last 14-21 days and we generally anticipate that the costs will range from approximately $5.0 million to $6.0 million. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption unit ("PSA"), which is projected to increase hydrogen recovery sufficient to produce approximately 7,000 to 9,000 additional tons of ammonia annually. The Partnership is planning to undergo the next full facility turnaround in the third quarter of 2015.
Agreements with CVR Energy and CVR Refining
In connection with our formation and the initial public offering of CVR Energy in October 2007, we entered into several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its affiliates, and our general partner. In connection with our Initial Public Offering in April 2011, we amended and restated certain of the intercompany agreements and entered into several new agreements with CVR Energy and its affiliates (some of which are now with subsidiaries of CVR Refining). These include the pet coke supply agreement under which we buy the pet coke we use in our nitrogen fertilizer plant; a services agreement, under which CVR Energy and its affiliates provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; and a lease agreement pursuant to which we lease office space and laboratory space from CVR Energy.
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
The services agreement, which became effective in October 2007 and subsequently amended, resulted in charges primarily comprised of approximately $10.0 million, $10.0 million and $7.1 million for the fiscal years ended December 31, 2014, 2013 and 2012, respectively (excluding share-based compensation), included in selling, general and administrative expenses (exclusive of depreciation and amortization) in our Consolidated Statements of Operations.
CVR Refining, LP Initial Public Offering
On January 23, 2013, CVR Refining, an affiliate of the Partnership, completed its initial public offering (the "Refining Partnership IPO"). CVR Refining's common units are listed on the NYSE and are traded under the symbol "CVRR." Following the Refining Partnership IPO and subsequent transactions, CVR Energy indirectly owns CVR Refining's general partner and, at December 31, 2014, approximately 66% of CVR Refining's outstanding common units.
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
Fertilizer Plant Property Taxes
CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011, and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision, in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement.
On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above. During the years ended

December 31, 2014 and 2013, CRNF recognized $1.3 million and $1.4 million, respectively, in property tax expense included in direct operating expenses (exclusive of depreciation and amortization).
2012 Turnaround
During the fourth quarter of 2012, the nitrogen fertilizer facility completed a major scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime and the resulting reduced sales and associated cost of product sold. Costs of approximately $4.8 million, associated with the 2012 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the year ended December 31, 2012. No full facility turnaround activities occurred in 2014 or 2013.
Industry Factors
Global demand for fertilizers is driven primarily by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1972 to 2012, global fertilizer demand grew 2.1% annually. Fertilizer use is projected to increase by 45% between 2005 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China's wheat and coarse grains production increased 51% between 2004 and 2014, but still failed to keep pace with increases in demand, prompting China to grow its imports by more than 51% over the same period, according to the United States Department of Agriculture.
World grain demand increased 11%, from 2010 to 2014, leading to a tight grain supply environment and significant increases in grain prices that is highly supportive of fertilizer prices. For example, according to estimates from Blue, Johnson Associates, Inc., average annual corn belt UAN spot freight on board prices increased 17% from $266 per ton in 2010 to $312 per ton in 2014.
Nitrogen fertilizer prices have decoupled from their historical correlation with natural gas prices and are now driven primarily by demand dynamics. From 2010 to 2014, corn prices in Illinois have averaged $5.40 per bushel, an increase of 49% above the average price of $3.62 per bushel during the preceding five years. At existing grain prices and prices implied by futures markets, farmers are expected to generate substantial profits, leading to relatively inelastic demand for fertilizers.
The United States is the world's largest exporter of coarse grains, accounting for 34% of world exports and 30% of world production, according to the USDA. Fertecon estimates the United States is the world's third largest consumer of nitrogen fertilizer and historically the world's first or second largest importer of nitrogen fertilizer, importing approximately 44% of its nitrogen fertilizer needs. North American producers have a significant and sustainable cost advantage over European producers that export to the U.S. market. Over the last decade, the North American nitrogen fertilizer market has experienced significant consolidation through plant closures and corporate consolidation.
Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis.

Results of Operations
The period to period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. In order to effectively review and assess our historical financial information below, we have also included supplemental operating measures and industry measures that we believe are material to understanding our business.
To supplement our actual results calculated in accordance with GAAP for the applicable periods, the Partnership also uses certain non-GAAP financial measures, which are reconciled to our GAAP based results below. These non-GAAP financial measures should not be considered as an alternative to GAAP results.
The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for fiscal years ended December 31, 2014, 2013 and 2012. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
Consolidated Statements of Operations Data:	2014	2013	2012
	(in millions)
Net sales	$298.7	$323.7	$302.3
Cost of product sold — Affiliates	9.4	10.8	11.5
Cost of product sold — Third parties (1)	62.6	47.3	34.6
	72.0	58.1	46.1
Direct operating expenses — Affiliates (1)(2)	3.0	4.1	2.3
Direct operating expenses — Third parties (1)	95.9	90.0	93.3
	98.9	94.1	95.6
Selling, general and administrative expenses — Affiliates (1)(2)	13.4	16.0	17.2
Selling, general and administrative expenses — Third parties (1)	4.3	5.0	6.9
	17.7	21.0	24.1
Depreciation and amortization	27.3	25.6	20.7
Operating income	$82.8	$124.9	$115.8
Interest expense and other financing costs	(6.7)	(6.3)	(3.8)
Interest income	—	—	0.2
Other income, net	—	0.1	0.1
Total other income (expense)	(6.7)	(6.2)	(3.5)
Income before income tax expense (benefit)	76.1	118.7	112.3
Income tax expense (benefit)	—	0.1	0.1
Net income	$76.1	$118.6	$112.2
EBITDA (3)	$110.1	$150.6	$136.6
Adjusted EBITDA (3)	$110.3	$152.8	$148.2
Available cash for distribution (4)	$102.0	$145.2	$132.3
Reconciliation to net sales:
Sales net at gate	$259.3	$281.5	$273.5
Freight in revenue	27.5	30.2	22.4
Hydrogen revenue	10.1	11.4	6.4
Other	1.8	0.6	—
Total net sales	$298.7	$323.7	$302.3

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$26.9	$25.3	$20.6
Depreciation and amortization excluded from cost of product sold	0.4	0.3	0.1
	$27.3	$25.6	$20.7

(2)
Our direct operating expenses and selling, general and administrative expenses include amounts for share-based compensation, which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes. See Note 3 ("Share‑Based Compensation") to Part II, Item 8 of this report for further discussion of allocated share-based compensation expenses. The charges for allocated share-based compensation were:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Direct operating expenses	$—	$0.1	$0.4
Selling, general and administrative expenses	1.4	2.1	4.2
Total	$1.4	$2.2	$4.6

(3)	EBITDA is defined as net income (i) before interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense and loss on disposition of assets. We have recorded non-cash share-based compensation in each of the periods presented, and our plant generally undergoes a major scheduled turnaround (and so incurs major scheduled turnaround expense) every two to three years.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expense and loss on disposition of assets, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our SEC reports, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of our Net Income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended December 31,	Year Ended December 31,
	2014	2014	2013	2012
	(in millions)
Net income	$24.8	$76.1	$118.6	$112.2
Add:
Interest expense and other financing costs, net	1.7	6.7	6.3	3.6
Income tax expense (benefit)	—	—	0.1	0.1
Depreciation and amortization	7.0	27.3	25.6	20.7
EBITDA	$33.5	110.1	150.6	136.6
Add:
Major scheduled turnaround expenses	—	—	—	4.8
Share-based compensation, non-cash	—	0.2	2.2	6.8
Adjusted EBITDA	$33.5	$110.3	$152.8	$148.2

(4)
Beginning with the first quarter 2013, the board of directors of our general partner adopted an amended policy to calculate available cash starting with Adjusted EBITDA. For 2014 and 2013, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate; the Partnership also retained cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales. Available cash for distribution may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.

Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income or operating income, or any other measure of financial performance or operating performance. In addition, available cash for distribution is not presented as, and should not be considered, an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

A reconciliation of the available cash for distribution for the three months and year ended December 31, 2014 is as follows:

	Three Months Ended December 31, 2014	Year Ended December 31, 2014
	(in millions, except units and per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution
Adjusted EBITDA	$33.5	$110.3
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.5)	(5.8)
Maintenance capital expenditures	(2.0)	(4.7)
Plus:
Distribution of previously established cash reserves	—	2.2
Available cash for distribution	$30.0	$102.0
Available cash for distribution, per common unit	$0.41	$1.39
Common units outstanding (in thousands)	73,123	73,123

The following tables show selected information about key operating statistics and market indicators for our business:

	Year Ended December 31,
Key Operating Statistics:	2014	2013	2012
Production volume (thousand tons):
Ammonia (gross produced) (1)	388.9	402.0	390.0
Ammonia (net available for sale) (1)(2)	28.3	37.9	124.6
UAN	963.7	930.6	643.8
Pet coke consumed (thousand tons)	489.7	487.0	487.3
Pet coke (cost per ton) (3)	$28	$30	$33
Sales (thousand tons):
Ammonia	24.4	40.5	127.8
UAN	951.0	904.6	643.5
Product pricing at gate (dollars per ton) (4):
Ammonia	$518	$643	$613
UAN	$259	$282	$303
On-stream factors (5):
Gasification	96.8%	95.6%	92.6%
Ammonia	92.6%	94.4%	91.1%
UAN	92.0%	91.9%	86.4%

	Annual Average For Year Ended December 31,
Market Indicators:	2014	2013	2012
Natural gas NYMEX (dollars per MMbtu)	$4.26	$3.73	$2.83
Ammonia — Southern Plains (dollars per ton)	539	581	647
UAN — Corn belt (dollars per ton)	314	337	369
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

(2)
In addition to the produced ammonia, the Partnership acquired approximately 33.6 thousand and 17.3 thousand tons of ammonia during the years ended December 31, 2014 and 2013, respectively. The Partnership has upgraded or expects to upgrade the majority of purchased ammonia to UAN. We did not purchase ammonia during the year ended December 31, 2012.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $24, $27 and $30 for the years ended December 31, 2014, 2013 and 2012, respectively. Third-party pet coke prices averaged $41, $40 and $42 for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)
Product pricing at gate per ton represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impact of the downtime associated with the installation of the waste heat boiler, the pressure swing adsorption unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the year ended December 31, 2014 would have been 98.2% for gasifier, 94.3% for ammonia and 93.7% for UAN. Excluding the impact of the planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages, the UAN expansion coming online and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN. Excluding the major scheduled turnaround and the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2012 would have been 98.1% for gasifier, 97.1% for ammonia and 92.8% for UAN.
Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net Sales.    Net sales were $298.7 million for the year ended December 31, 2014, compared to $323.7 million for the year ended December 31, 2013. The net sales decrease of $25.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was the result of lower UAN sales prices ($25.8 million), lower ammonia sales volumes ($10.7 million), and lower ammonia sales prices ($3.0 million), partially offset by higher UAN sales volumes ($14.6 million). For the year ended December 31, 2014, UAN, ammonia and hydrogen made up $273.7 million, $13.1 million, and $10.1 million of our net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $284.9 million, $26.8 million and $11.4 million, respectively, for the year ended December 31, 2013. The following table demonstrates the impact of changes in sales volumes and sales price for UAN, ammonia and hydrogen for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	Year Ended December 31, 2014			Year Ended December 31, 2013			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	951,043	$288	$273.7	904,596	$315	$284.9	46,447	$(11.2)	$(25.8)	$14.6
Ammonia	24,378	$536	$13.1	40,535	$660	$26.8	(16,157)	$(13.7)	$(3.0)	$(10.7)
Hydrogen	996,516	$10	$10.1	1,165,300	$10	$11.4	(168,784)	$(1.3)	$0.3	$(1.6)
_______________________________________

(1)	UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges. Hydrogen is based on $ per MSCF.

(3)	Sales dollars in millions.
For the year ended December 31, 2014, our nitrogen fertilizer operations experienced an increase of 5.1% in UAN sales unit volumes and a decrease of 39.9% in ammonia sales unit volumes. The increase in UAN and decrease in ammonia sales volumes for the year ended December 31, 2014 compared to the year ended December 31, 2013 was partially attributable to the UAN expansion being available for the full period in 2014. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 96.8%, 92.6% and 92.0%, respectively, for the year ended December 31, 2014. On-stream factors for the gasification, ammonia and UAN units were 95.6%, 94.4% and 91.9%, respectively, for the year ended December 31, 2013.
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. We believe product pricing at gate is a meaningful measure because we sell products at our plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period. Product pricing at gate for UAN decreased approximately 8.2% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Product pricing at gate for ammonia decreased approximately 19.4% for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Cost of Product Sold (Exclusive of Depreciation and Amortization).   Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2014 was $72.0 million, compared to $58.1 million for the year ended December 31, 2013. The $13.9 million increase resulted from $15.3 million in higher costs from transactions with third parties, which is offset by lower costs from transactions with affiliates of $1.4 million. The higher third-party costs incurred during the year ended December 31, 2014 were primarily the result of increased distribution costs ($10.5 million) mostly due to the increase in railcar regulatory inspections and repairs as well as increased ammonia purchases ($6.5 million), partially offset by lower freight and pet coke expenses. The increase in railcar regulatory inspections and repairs is related to a larger portion of our fleet due for regulatory inspections and related repairs during the year ended December 31, 2014 as compared to the prior year.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2014 were $98.9 million, as compared to $94.1 million for the year ended December 31, 2013. The total increase of $4.8 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was comprised of a $5.9 million increase in costs from transactions with third parties, partially offset by a $1.1 million decrease in direct operating costs from affiliates. The increase resulted primarily from higher utilities, net ($1.3 million), refractory brick amortization ($2.7 million), repairs and maintenance ($1.2 million), partially offset by lower insurance costs ($1.1 million). The increased utility costs were largely due to higher electrical and natural gas prices, partially offset by lower electrical volumes. The increase in refractory brick amortization is primarily due to a decrease in the estimated useful life to reflect higher estimated rates of use in our production process.
Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general & administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $17.7 million for the year ended December 31, 2014, as compared to $21.0 million for the year ended December 31, 2013. The decrease of $3.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was the result of a decrease in costs from transactions with affiliates ($2.6 million) coupled with a decrease in costs from transactions with third parties ($0.7 million). The overall variance was primarily the result of a decrease in reimbursements to our general partner ($1.7 million), a decrease in outside services ($1.2 million) and a decrease in share-based compensation ($1.0 million), partially offset by increases in expenses related to personnel costs ($0.4 million), exclusive of share-based compensation.
Operating Income.    Operating income was $82.8 million for the year ended December 31, 2014, as compared to operating income of $124.9 million for the year ended December 31, 2013. The decrease of $42.1 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was the result of the decrease in sales ($25.0 million), an increase in cost of product sold ($13.9 million), an increase in direct operating expenses ($4.8 million) and an increase in depreciation and amortization ($1.7 million), partially offset by a decrease in selling, general, and administrative expenses ($3.3 million).
Interest Expense and Other Financing Costs.    Interest expense and other financing costs were approximately $6.7 million for the year ended December 31, 2014 and $6.3 million for the year ended December 31, 2013. Interest expense and other financing costs for the year ended December 31, 2014 were primarily attributable to bank interest expense of $4.7 million on the term loan facility, $1.1 million of interest expense related to the interest rate swap and $1.0 million of deferred financing amortization, partially offset by capitalized interest. The increase in expense as compared to the year ended December 31, 2013 was primarily due to a decrease in capitalized interest.
Net Income.    For the year ended December 31, 2014, net income was $76.1 million, as compared to $118.6 million of net income for the year ended December 31, 2013, a decrease of $42.5 million. The decrease in net income was primarily due to the factors noted above.
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
For the year ended December 31, 2013, our nitrogen fertilizer operations experienced an increase of 40.6% in UAN sales unit volumes and a decrease of 68.3% in ammonia sales unit volumes. The increase in UAN and ammonia sales volumes for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to the UAN expansion coming on-line in February of 2013. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 95.6%, 94.4% and 91.9%, respectively, for the year ended December 31, 2013. On-stream factors for the gasification, ammonia and UAN units were 92.6%, 91.1% and 86.4%, respectively, for the year ended December 31, 2012. Production during the year ended December 31, 2012 was significantly reduced due to the major turnaround in the fourth quarter. Excluding the planned downtime associated with replacement of damaged catalyst, the unplanned Linde air separation unit outages, impact of the UAN expansion coming on-line and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasifier, 98.9% for ammonia and 98.0% for UAN.
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. We believe product pricing at gate is a meaningful measure because we sell products at our plant gate and terminal locations' gates (sold gate) and delivered to the customer's designated delivery site (sold delivered). The percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period. Product pricing at gate prices for ammonia increased approximately 4.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and product pricing at gate prices for UAN decreased approximately 6.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2013 was $58.1 million, compared to $46.1 million for the year ended December 31, 2012. The $12.0 million increase resulted from $12.7 million in higher costs from transactions with third parties, which is offset by lower costs from transactions with affiliates of $0.7 million. The higher third-party costs incurred during the year ended December 31, 2013 were primarily the result of higher purchased ammonia expenses compared to 2012 and increased freight costs primarily associated with increased sales volumes. These costs were partially offset by lower pet coke costs per ton.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2013 were $94.1 million, as compared to $95.6 million for the year ended December 31, 2012. The total decrease of $1.5 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was comprised of a $3.3 million decrease in costs from transactions with third parties, partially offset by a $1.8 million increase in direct operating costs from affiliates. The decrease resulted primarily from lower property taxes ($11.7 million) and the 2012 turnaround costs ($4.8 million), partially offset by higher utilities ($7.5 million), catalyst amortization ($2.5 million), insurance ($1.1 million), repairs and maintenance ($1.0 million), reduced operating expenses during 2012 from the receipt of the reactor rupture insurance proceeds ($1.0 million) and chemical costs ($0.9 million). The decrease in taxes was due to a settlement between Montgomery County and CRNF, during the year ended December 31, 2013, which has and will lower CRNF's property taxes. The increased utility costs were largely due to the UAN expansion, which came on-line in February 2013. The increase in the catalyst amortization is largely the result of the planned replacement of damaged catalyst.

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
Operating Income.    Operating income was $124.9 million for the year ended December 31, 2013, as compared to operating income of $115.8 million for the year ended December 31, 2012. The increase of $9.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was the result of the increase in sales ($21.4 million) and decreases in selling, general, and administrative expense ($3.1 million) and direct operating expenses ($1.5 million), partially offset by an increase in cost of product sold ($12.0 million) and depreciation and amortization ($4.9 million). Depreciation and amortization expense was higher for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the UAN expansion coming on-line in February 2013.
Interest Expense and Other Financing Costs.    Interest expense and other financing costs were approximately $6.3 million for the year ended December 31, 2013 and $3.8 million for the year ended December 31, 2012. Interest expense and other financing costs for the year ended December 31, 2013 and 2012 were primarily attributable to bank interest expense on the $125.0 million term loan facility, interest rate swap expense and deferred financing amortization. The increase is primarily due to the decrease in capitalized interest from $3.2 million in the year ended December 31, 2012 to $0.6 million in the year ended December 31, 2013.
Net Income.    For the year ended December 31, 2013, net income was $118.6 million, as compared to $112.2 million of net income for the year ended December 31, 2012, an increase of $6.4 million. The increase in net income was primarily due to the factors noted above.
Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations, remaining proceeds from the Initial Public Offering, and available borrowings under our revolving credit facility will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, modify the terms of our existing debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all. Further discussion of declared cash distributions is included below with Distributions to Unitholders.
Cash Balance and Other Liquidity
As of December 31, 2014, we had cash and cash equivalents of $79.9 million including $13.6 million of customer advances. Working capital at December 31, 2014 was $89.9 million, consisting of $129.6 million in current assets and $39.7 million in current liabilities. Working capital at December 31, 2013 was $108.4 million, consisting of $135.8 million in current assets and $27.4 million in current liabilities. As of February 17, 2015, we had cash and cash equivalents of approximately $101.3 million.

Credit Facility
On April 13, 2011 in conjunction with the completion of our Initial Public Offering, we entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016. The credit facility is available to finance on-going working capital, capital projects, letter of credit issuances and general needs of the Partnership.
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
As of December 31, 2014, no amounts were drawn under the $25.0 million revolving credit facility.
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
Restrictive Covenants and Other Matters
Our credit facility requires us to maintain (i) a minimum interest coverage ratio (as defined in the credit agreement) as of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (as defined in the credit agreement) of any fiscal quarter ending of 3.0 to 1.0, in all cases calculated on a trailing four quarter basis. In addition, the credit facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of certain of our subsidiaries to, among other things:

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
As of December 31, 2014, we were in compliance with the covenants under the credit facility.
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
We have determined that the two Interest Rate Swaps agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for the years ended December 31, 2014, 2013 and 2012 is $1.1 million, $1.1 million and $1.0 million, respectively, in additional interest expense. For the year ended December 31, 2014, the Partnership recorded a decrease in fair market value on the Interest Rate Swaps of $0.2 million, which is unrealized, in accumulated other comprehensive income (loss). The combined fair market value of the interest rate swaps recorded in current and non-current liabilities at December 31, 2014 is $1.0 million. This amount is unrealized and, therefore, included in accumulated other comprehensive income (loss).
Capital Spending
Our total capital expenditures for the year ended December 31, 2014 were $21.1 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $21.1 million spent for the year ended December 31, 2014, $4.7 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses are expensed when incurred.
Our growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. We completed a significant two-year plant expansion designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. The UAN expansion construction was completed in February 2013 and our expanded facility was running at full operating rates prior to the end of the first quarter of 2013. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest. Approximately $24.3 million and $64.5 million were spent on this expansion during the years ended December 31, 2013 and 2012, respectively, and the remaining expenditures were spent in years prior to 2012.
During the year ended December 31, 2014, we spent approximately $16.4 million on growth projects. Included in this amount was approximately $7.8 million for the purchase of railcars as disclosed in Note 14 ("Related Party Transactions") to Part II, Item 8 of this report and $3.2 million for the upgraded PSA unit as discussed in Major Influences on Results of Operations, with the remaining expenditures for other growth projects. Total capital expenditures for the railcar purchase is expected to be approximately $8.5 million, which includes the $7.8 million spent during the year ended December 31, 2014 and an estimated $0.7 million for costs necessary to bring the purchased railcars to the condition and location necessary for its intended use during the year ended December 31, 2015. Total capital expenditures for the upgraded PSA unit is expected to be $4.2 million, which includes $3.2 million and $0.5 million spent during the years ended December 31, 2014 and 2013, respectively, and an estimated $0.5 million of remaining expenditures for the year ended December 31, 2015.
Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Our current estimates for 2015 may change as a result of unforeseen circumstances and a change in our plans. These estimates may be revised from time to time or amounts may not be spent in the manner discussed herein. Our maintenance capital expenditures are expected to be approximately $10.0 to $12.0 million for the year ending December 31, 2015. Planned capital expenditures for 2015 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer plant.

The nitrogen fertilizer plant underwent a previously scheduled major turnaround in the fourth quarter of 2012. As a result of the shutdown, production was reduced for the fiscal year ended December 31, 2012. The turnaround cost was approximately $4.8 million, which was funded from operating cash flow. The Partnership is planning to complete the next full facility turnaround in the third quarter of 2015. No full facility turnaround activities occurred in 2014 or 2013.
Distributions to Unitholders
The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. Our policy is disclosed in Note 6 ("Partners’ Capital and Partnership Distributions") to Part II, Item 8 of this report. The following is a summary of cash distributions paid to unitholders during 2014 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.7	$14.8	$12.8	$10.5	$54.9
Amounts paid to public unitholders	14.7	13.0	11.3	9.2	48.2
Total amount paid	$31.4	$27.8	$24.1	$19.7	$103.1
Per common unit	$0.43	$0.38	$0.33	$0.27	$1.41
Common units outstanding (in thousands)	73,113	73,113	73,114	73,117
On February 18, 2015, the Board of Directors of the general partner of the Partnership declared a cash distribution for the fourth quarter of 2014 in the amount of $0.41 per common unit, or $30.0 million in aggregate. The cash distribution will be paid on March 9, 2015 to the Partnership's unitholders of record at the close of business on March 2, 2015. Total cash distributions paid and to be paid based upon available cash for 2014 were approximately $1.39 per common unit.
Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash flow provided by (used in):
Operating activities	$118.9	$129.0	$133.5
Investing activities	(21.0)	(43.7)	(81.1)
Financing activities	(103.1)	(128.0)	(161.5)
Net increase (decrease) in cash and cash equivalents	$(5.2)	$(42.7)	$(109.1)
Cash Flows Provided by Operating Activities
For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.
Net cash flows provided by operating activities for the year ended December 31, 2014 were $118.9 million. Fluctuations in trade working capital decreased our operating cash flow by $7.1 million due to a decrease in accounts payable of $5.0 million and an increase in inventory of approximately $2.5 million, partially offset by a decrease in accounts receivable of $0.4 million. The decrease in accounts payable was primarily attributable to the decrease in intercompany obligations and a decrease due to normal fluctuations in the timing of regular payments. Fluctuations in other working capital increased our operating cash flows by approximately $19.6 million due an increase in deferred revenue of $12.9 million, an increase in accrued expenses and other current liabilities of $3.6 million and a decrease in prepaid expenses and other current assets of $3.1 million. The increase in deferred revenue was primarily attributable to higher market demand for prepaid contracts for the year ended December 31, 2014 compared to the prior period. The increase in accrued expenses and other current liabilities was primarily attributable to an increase in accrued railcar regulatory inspections and repairs of $3.3 million and an increase in accrued intercompany charges of $2.0 million, partially offset by other changes in accrued expenses and other current liabilities. The decrease to prepaid expenses and other current assets was primarily attributable to a decrease in prepaid insurance due to lower insurance premiums and a decrease in intercompany amounts due from CRRM that include the transfer of hydrogen.
Net cash flows provided by operating activities for the year ended December 31, 2013 were $129.0 million. Fluctuations in trade working capital decreased our operating cash flow by $5.3 million due to an increase in inventory of $4.1 million, an increase in accounts receivable of $0.7 million and a decrease in accounts payable of $0.5 million. The increase in inventory was primarily attributable to $3.6 million of lower finished goods inventory the end of 2012 attributable to the turnaround as compared to 2013 and the purchase of precious metals of $1.7 million in connection with the UAN expansion, partially offset by a decrease in parts and supplies. Fluctuations in other working capital decreased operating cash flows by $13.2 million due to an increase to prepaid expense of $7.8 million and a decrease to accrued expenses and other current liabilities of $5.1 million and a decrease in deferred revenue of $0.3 million. The increase to prepaid expense was primarily attributable to the increase prepaid insurance due to a change from monthly to annual insurance payments and due to an increase in intercompany amounts due for hydrogen. The decrease in accrued expenses and other current liabilities of $5.1 million is primarily due to lower property tax in connection with the property tax settlement.
Net cash flows provided by operating activities for the year ended December 31, 2012 were $133.5 million. Fluctuations in trade working capital increased our operating cash flow by $6.1 million and was attributable to an increase in accounts payable of $9.4 million and a decrease in accounts receivable of $2.5 million, partially offset by an increase in inventory of $5.8 million. The increase in accounts payable is primarily related to costs associated with the UAN expansion. The increase in inventory is primarily related to the purchase of new precious metals, catalyst and chemicals. Fluctuations in other working capital decreased our operating cash flow by $11.8 million primarily due to a $8.1 million decrease in deferred revenue and $3.6 million decrease in accrued expenses and other current liabilities and an increase in prepaid and other current assets of $0.1 million. The decrease in deferred revenue is due to a lower market demand for prepaid contracts for year ending December 31, 2012 compared to the prior period. The decrease in accrued expenses and other current liabilities is primarily attributable to the purchase of the nitric acid plant in connection with the UAN expansion.
Cash Flows Used In Investing Activities
Net cash flows used in investing activities for the years ended December 31, 2014, 2013 and 2012 were $21.0 million, $43.7 million and $81.1 million, respectively, and were primarily the result of capital expenditures. For the year ended December 31, 2014, capital expenditures are discussed above at "Liquidity and Capital Resources - Capital Expenditures." For the years ended December 31, 2013 and 2012, the capital expenditures primarily related to the UAN expansion that contributed approximately $24.3 million and $64.5 million, respectively. For the year ended December 31, 2012 capital expenditures were partially offset by approximately $1.0 million of insurance proceeds received in connection with the rupture of the high-pressure UAN vessel.
Cash Flows Used In Financing Activities
Net cash flows used in financing activities for the years ended December 31, 2014, 2013 and 2012 were $103.1 million, $128.0 million and $161.5 million, respectively. The net cash used in financing activities for the years ended December 31, 2014, 2013, and 2012 were primarily attributable to quarterly cash distributions of $103.1 million, $127.5 million and $161.2 million, respectively.

Capital and Commercial Commitments
We are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2014 relating to long-term debt, operating leases, unconditional purchase obligations and interest payments for the five years ending December 31, 2019 and thereafter.
Contractual Obligations

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Long-term debt (1)	$125.0	$—	$125.0	$—	$—	$—	$—
Operating leases (2)	19.4	5.2	4.5	2.8	2.0	1.4	3.5
Unconditional purchase obligations (3)	34.3	11.9	4.7	4.8	4.7	4.6	3.6
Unconditional purchase obligations with affiliates (4)	106.1	7.5	8.4	8.5	8.6	7.7	65.4
Interest payments (5)	5.9	4.6	1.3	—	—	—	—
Total	$290.7	$29.2	$143.9	$16.1	$15.3	$13.7	$72.5
_______________________________________

(1)
We entered into a credit facility during 2011. The credit facility included a $125.0 million term loan and a $25.0 million revolving credit facility. As of December 31, 2014, no amounts were outstanding under the revolving credit facility.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)
The amounts include commitments under a product supply agreement with Linde and a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement with HollyFrontier Corporation ends in December 2015 and may be renewed.

(4)
The amounts include commitments under our long-term pet coke supply agreement with CRRM, a wholly-owned subsidiary of CVR Refining, having an initial term that ends in 2027, subject to renewal. The Partnership’s purchase obligations for pet coke from CRRM have been derived from a calculation of the average pet coke price paid to CRRM over the preceding two year period.

(5)	Interest payments are based on the current interest rate on December 31, 2014.
Under our long-term pet coke supply agreement with CRRM, we may become obligated to provide security for our payment obligations under the agreement if in CRRM's sole judgment there is a material adverse change in our financial condition or liquidity position or in our ability to make payments. This security may not exceed an amount equal to 21 times the average daily dollar value of pet coke we purchase for the 90-day period preceding the date on which CRRM gives us notice that it has deemed that a material adverse change has occurred. Unless otherwise agreed by CRRM and us, we can provide such security by means of a standby or documentary letter of credit, prepayment, a surety instrument, or a combination of the foregoing. If we do not provide such security, CRRM may require us to pay for future deliveries of pet coke on a cash-on-delivery basis. If we fail to pay for such deliveries on a cash-on-delivery basis, CRRM may suspend delivery of pet coke until such security is provided and terminate the agreement upon 30 days' prior written notice. Additionally, we may terminate the agreement within 60 days of providing security, so long as we provide five days' prior written notice.
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
Recently Issued Accounting Standards
In February 2013, the FASB issued Accounting Standard Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Partnership to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the statement of operations line items affected by the reclassification. The standard is effective for interim and annual periods beginning January 1, 2013 and is to be applied prospectively. The Partnership adopted this standard as of January 1, 2013. The adoption of this standard did not materially expand the Partnership's consolidated financial statements and footnote disclosures.
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
Long-Lived Assets
We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we estimate what we believe are their reasonable useful lives. We account for impairment of long-lived assets in accordance with ASC Topic 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets ("ASC 360"). In accordance with ASC 360, the Partnership reviews long-lived assets (excluding goodwill and intangible assets with indefinite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.
Goodwill
To comply with ASC 350, Intangibles — Goodwill and Other ("ASC 350"), we perform a test for goodwill impairment annually, or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed in the fourth quarter of each year. Goodwill and other intangible accounting standards provide that goodwill and other intangible assets with indefinite lives are not amortized but instead are tested for impairment on an annual basis. In accordance with these standards, we completed our annual test for impairment of goodwill as of November 1, 2014, 2013 and 2012, respectively. For 2014, 2013 and 2012, the annual test of impairment indicated that goodwill was not impaired.
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
Share-Based Compensation
The Partnership records share-based compensation related to the CVR Partners LTIP, and we have been allocated share-based compensation expense from CVR Energy and CRLLC. The Partnership accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
On June 30 and July 1, 2011, CRNF entered into two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016. The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit agreement. At December 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
and
The Unitholders of CVR Partners, LP
and
The General Partner of CVR Partners, LP:
We have audited the accompanying CVR Partners, LP and subsidiaries (the Partnership) consolidated statements of operations, comprehensive income, partners' capital, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, CVR Partners, LP and subsidiaries' results of operations and cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 19, 2015

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$79,914	$85,142
Accounts receivable, net of allowance for doubtful accounts of $34 and $50, at December 31, 2014 and 2013, respectively	7,136	7,549
Inventories	35,614	33,064
Prepaid expenses and other current assets, including $1,848 and $3,104 from affiliates at December 31, 2014 and 2013, respectively	6,914	10,025
Total current assets	129,578	135,780
Property, plant, and equipment, net of accumulated depreciation	404,934	412,956
Goodwill	40,969	40,969
Deferred financing costs, net	272	1,236
Other long-term assets, including $957 and $1,136 with affiliates at December 31, 2014 and 2013, respectively	3,086	2,513
Total assets	$578,839	$593,454
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $2,279 and $4,289 due to affiliates at December 31, 2014 and 2013, respectively	$12,747	$17,137
Personnel accruals, including $1,129 and $2,025 with affiliates at December 31, 2014 and 2013, respectively	3,785	4,494
Deferred revenue	13,613	696
Accrued expenses and other current liabilities, including $2,094 and $323 with affiliates at December 31, 2014 and 2013, respectively	9,562	5,059
Total current liabilities	39,707	27,386
Long-term liabilities:
Long-term debt	125,000	125,000
Other long-term liabilities, $67 with affiliates at December 31, 2013	201	1,147
Total long-term liabilities	125,201	126,147
Commitments and contingencies
Partners' capital:
Common unitholders, 73,122,997 and 73,112,951 units issued and outstanding at December 31, 2014 and 2013, respectively	414,968	441,819
General partner interest	1	1
Accumulated other comprehensive loss	(1,038)	(1,899)
Total partners' capital	413,931	439,921
Total liabilities and partners' capital	$578,839	$593,454
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per unit data)
Net sales	$298,665	$323,672	$302,309
Operating costs and expenses:
Cost of product sold — Affiliates	9,424	10,791	11,518
Cost of product sold (exclusive of depreciation and amortization) — Third parties	62,528	47,284	34,554
	71,952	58,075	46,072
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	3,024	4,072	2,277
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	95,934	90,020	93,337
	98,958	94,092	95,614
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	13,411	16,118	17,269
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	4,292	4,958	6,873
	17,703	21,076	24,142
Depreciation and amortization	27,249	25,578	20,723
Total operating costs and expenses	215,862	198,821	186,551
Operating income	82,803	124,851	115,758
Other income (expense):
Interest expense and other financing costs	(6,783)	(6,294)	(3,756)
Interest income	30	74	208
Other income, net	71	93	65
Total other income (expense)	(6,682)	(6,127)	(3,483)
Income before income tax expense (benefit)	76,121	118,724	112,275
Income tax expense (benefit)	(28)	108	52
Net income	$76,149	$118,616	$112,223

Net income per common unit — basic	$1.04	$1.62	1.54
Net income per common unit — diluted	$1.04	$1.62	1.53
Weighted-average common units outstanding:
Basic	73,115	73,072	73,039
Diluted	73,139	73,228	73,193

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$76,149	$118,616	$112,223
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(229)	(211)	(1,322)
Net loss reclassified into income on settlement of interest rate swaps	1,090	1,063	959
Other comprehensive income (loss)	861	852	(363)
Total comprehensive income	$77,010	$119,468	$111,860

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Common Units
	Units Issued	Amount	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	(in thousands, except unit data)
Balance at December 31, 2011	73,030,936	$491,876	$1	$(2,388)	$489,489
Cash distributions to common unitholders — Affiliates	—	(112,380)	—	—	(112,380)
Cash distributions to common unitholders — Non-affiliates	—	(48,814)	—	—	(48,814)
Share-based compensation — Affiliates	—	6,343	—	—	6,343
Share-based compensation	—	492	—	—	492
Modification and reclassification of equity share-based compensation to a liability based award	—	(492)	—	—	(492)
Issuance of units under LTIP — Affiliates	47,463	—	—	—	—
Redemption of common units	(13,256)	(305)	—	—	(305)
Net Income	—	112,223	—	—	112,223
Net gains (losses) on interest rate swaps	—	—	—	(363)	(363)
Balance at December 31, 2012	73,065,143	$448,943	$1	$(2,751)	$446,193
Cash distributions to common unitholders — Affiliates	—	(77,539)	—	—	(77,539)
Cash distributions to common unitholders — Non-affiliates	—	(49,970)	—	—	(49,970)
Share-based compensation — Affiliates	—	2,254	—	—	2,254
Issuance of units under LTIP — Affiliates	74,251	—	—	—	—
Redemption of common units	(26,443)	(485)	—	—	(485)
Net income	—	118,616	—	—	118,616
Net gains (losses) on interest rate swaps	—	—	—	852	852
Balance at December 31, 2013	73,112,951	$441,819	$1	$(1,899)	$439,921
Cash distributions to common unitholders — Affiliates	—	(54,877)	—	—	(54,877)
Cash distributions to common unitholders — Non-affiliates	—	(48,213)	—	—	(48,213)
Share-based compensation — Affiliates	—	140	—	—	140
Issuance of units under LTIP — Affiliates	14,288	—	—	—	—
Redemption of common units	(4,242)	(50)	—	—	(50)
Net income	—	76,149	—	—	76,149
Net gains (losses) on interest rate swaps	—	—	—	861	861
Balance at December 31, 2014	73,122,997	$414,968	$1	$(1,038)	$413,931
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$76,149	$118,616	$112,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,249	25,578	20,723
Allowance for doubtful accounts	(16)	(34)	(8)
Amortization of deferred financing costs	964	964	964
(Gain) loss on disposition of assets	218	(33)	300
Share-based compensation — Affiliates	1,628	2,254	6,343
Share-based compensation	157	573	497
Change in assets and liabilities:
Accounts receivable	429	(710)	2,525
Inventories	(2,550)	(4,115)	(5,824)
Insurance receivable	—	—	(1,026)
Prepaid expenses and other current assets	3,111	(7,587)	(126)
Other long-term assets	149	(361)	(325)
Accounts payable	(4,967)	(549)	9,404
Deferred revenue	12,917	(269)	(8,054)
Accrued expenses and other current liabilities	3,553	(5,095)	(3,638)
Other long-term liabilities	(113)	(223)	(481)
Net cash provided by operating activities	118,878	129,009	133,497
Cash flows from investing activities:
Capital expenditures	(21,076)	(43,754)	(82,151)
Proceeds from sale of assets	110	33	—
Insurance proceeds from UAN reactor rupture	—	—	1,026
Net cash used in investing activities	(20,966)	(43,721)	(81,125)
Cash flows from financing activities:
Cash distributions to common unitholders — Affiliates	(54,877)	(77,539)	(112,380)
Cash distribution to common unitholders — Non-affiliates	(48,213)	(49,970)	(48,814)
Redemption of common units	(50)	(485)	(305)
Net cash used in financing activities	(103,140)	(127,994)	(161,499)
Net increase (decrease) in cash and cash equivalents	(5,228)	(42,706)	(109,127)
Cash and cash equivalents, beginning of period	85,142	127,848	236,975
Cash and cash equivalents, end of period	$79,914	$85,142	$127,848
Supplemental disclosures:
Cash paid for income taxes, net	$55	$71	$28
Cash paid for interest, net of capitalized interest of $85, $597 and $3,205 in 2014, 2013 and 2012, respectively	$5,819	$5,372	$3,175
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$1,066	$1,866	$18,671
Change in accounts payable related to construction in progress additions	$(800)	$(16,805)	$8,826
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
In October 2007, CVR Energy, Inc., through its wholly-owned subsidiary, Coffeyville Resources, LLC ("CRLLC"), transferred CRNF, CRLLC's nitrogen fertilizer business, to the Partnership. This transfer was not considered a business combination as it was a transfer of assets among entities under common control and, accordingly, balances were transferred at their historical cost. The Partnership became the sole member of CRNF. In consideration for CRLLC transferring its nitrogen fertilizer business to the Partnership, (1) CRLLC directly acquired 30,333 special LP units, representing a 0.1% limited partner interest in the Partnership, (2) the Partnership's special general partner, a wholly-owned subsidiary of CRLLC, acquired 30,303,000 special GP units, representing a 99.9% general partner interest in the Partnership, and (3) the managing general partner, then owned by CRLLC, acquired a managing general partner interest and incentive distribution rights ("IDRs") of the Partnership. Immediately prior to CVR Energy's initial public offering, CVR Energy sold the managing general partner interest (together with the IDRs) to Coffeyville Acquisition III LLC ("CALLC III"), an entity owned by funds affiliated with Goldman, Sachs & Co. and Kelso & Company, L.P. and members of CVR Energy's management team, for its fair market value on the date of sale. As a result of CVR Energy's indirect ownership of the Partnership's special general partner, it initially owned all of the interests in the Partnership (other than the managing general partner interest and the IDRs) and initially was entitled to all cash distributed by the Partnership.
Initial Public Offering of CVR Partners, LP
On April 13, 2011, CVR Partners completed its initial public offering (the "Initial Public Offering") of 22,080,000 common units priced at $16.00 per unit. The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol "UAN."
The net proceeds to CVR Partners from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used to make certain distributions, purchase (and subsequently extinguish) the IDRs owned by the general partner, pay fees resulting from the credit facility, and the balance was used for or will be used for general partnership purposes, including our UAN expansion, and approximately $39.5 million which was used to fund other profit and growth capital expenses since the Initial Public Offering.
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

Subsequent to the closing of the Secondary Offering and as of December 31, 2014 and 2013, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and the general partner interest.
Management and Operations
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
CVR Energy Transaction Agreement
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the “Transaction Agreement”) with an affiliate of Icahn Enterprises L.P. (“IEP”). Pursuant to the Transaction Agreement, IEP's affiliate offered (the “Offer”) to purchase all of the issued and outstanding shares of CVR Energy’s common stock for a price of $30.00 per share in cash, without interest, less any applicable withholding taxes, plus one non-transferable contingent cash payment (“CCP”) right for each share which represented the contractual right to receive an additional cash payment per share if a definitive agreement for the sale of CVR Energy was executed on or before August 18, 2013 and such transaction closed. As no sale of CVR Energy was executed by the date outlined in the Transaction Agreement, the CCPs expired on August 19, 2013.
On May 7, 2012, IEP's affiliate announced that control of CVR Energy had been acquired through the Offer. As of December 31, 2014 and 2013, IEP and its affiliates owned approximately 82% of the shares of CVR Energy.
(2) Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying Partnership consolidated financial statements include the accounts of CVR Partners and CRNF, its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Partnership considers all highly liquid money market accounts with original maturities of three months or less to be cash equivalents. Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2014 and 2013 was $2.0 million and $0.9 million, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable, net
CVR Partners grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Partners determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Partners, and the condition of the general economy and the industry as a whole. CVR Partners writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2014, one customer represented approximately 28% of the total accounts receivable balance (excluding accounts receivable with affiliates). At December 31, 2013, two customers individually represented greater than 10% and collectively represented approximately 31% of the total accounts receivable balance (excluding accounts receivable with affiliates). The largest concentration of credit for any one customer at December 31, 2013 was approximately 17% of the total accounts receivable balance (excluding accounts receivable with affiliates).
Inventories
Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, precious metals, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.
Property, Plant, and Equipment
Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost. Capitalized interest is added to any capital project over $1.0 million in costs which is expected to take more than six months to complete. Depreciation is computed using principally the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for such assets are as follows:

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
Goodwill
Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Partnership uses November 1 of each year as its annual valuation date for its goodwill impairment test. See Note 7 ("Goodwill") for further discussion.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Planned Major Maintenance Costs
The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. During the year ended December 31, 2012, the nitrogen fertilizer facility completed a major scheduled turnaround. Costs of approximately $4.8 million, associated with the 2012 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2012. See Note 17 ("Selected Quarterly Financial Information") for additional discussion of other downtime.
Cost Classifications
Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia. Cost of product sold exclude depreciation and amortization of approximately $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses also include allocated share-based compensation from CVR Energy, as discussed in Note 3 ("Share‑Based Compensation"). Direct operating expenses exclude depreciation and amortization of approximately $26.8 million, $25.3 million and $20.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include direct and allocated share-based compensation from CVR Energy, as discussed in Note 3 ("Share‑Based Compensation"). Depreciation and amortization excluded from selling, general and administrative expenses was nominal the years ended December 31, 2014, 2013 and 2012.
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
Segment Reporting
The Partnership accounts for segment reporting in accordance with ASC 280, Segment Reporting, which establishes standards for entities to report information about the operating segments and geographic areas in which they operate. CVR Partners only operates one segment and all of its operations are located in the United States.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
The Partnership accounts for impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets ("ASC 360"). In accordance with ASC 360, the Partnership reviews long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.
Revenue Recognition
Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has the assumed risk of loss, and payment has been received or collection is reasonably assured. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
Shipping Costs
Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of product sold (exclusive of depreciation and amortization).
Derivative Instruments and Fair Value of Financial Instruments
The Partnership uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets, at each reporting period end. The actual measurement of the cash flow hedge ineffectiveness will be recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps will be reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815, Derivatives and Hedging. See Note 10 ("Interest Rate Swap Agreements") for further discussion.
Other financial instruments consisting of cash, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.
Share-Based Compensation
The Partnership has recorded share-based compensation related to the CVR Partners LTIP and has been allocated share-based compensation from CVR Energy and CRLLC. The Partnership accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. See Note 3 ("Share‑Based Compensation") for further discussion.
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
Use of Estimates
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), using management's best estimates and judgments where appropriate. These estimates and judgments affect the

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.
Related Party Transactions
CVR Energy, a related party, provides a variety of services to the Partnership, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy on behalf of the Partnership. These amounts incurred by CVR Energy are then billed or allocated to the Partnership and are properly classified on the Consolidated Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). The billing and allocation of such costs are governed by the services agreement originally entered into by CVR Energy, Inc. and CVR Partners, LP and affiliated companies in October 2007, amended in connection with the Initial Public Offering and subsequently amended. The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on the Partnership's behalf. Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs are specifically incurred on behalf of the Partnership and are billed directly to the Partnership. See Note 14 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges for specific products and services.
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
The table below reflects amounts billed by CVR Energy to the Partnership in accordance with the services agreement and the Partnership's limited partnership agreement for the years ended December 31, 2014, 2013 and 2012. Additionally, see Note 3 ("Share‑Based Compensation") for amounts incurred by CVR Energy and allocated to the Partnership with respect to share-based compensation arrangements excluded from the table below.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization)	$3,758	$4,821	$2,990
Selling, general and administrative expenses (exclusive of depreciation and amortization)	11,927	13,686	11,103
	$15,685	$18,507	$14,093
See Note 14 ("Related Party Transactions") for further discussion on related party transactions.
Subsequent Events
The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements. See Note 6 ("Partners’ Capital and Partnership Distributions") for further discussion on cash distributions declared.
New Accounting Pronouncements
In February 2013, the FASB issued Accounting Standard Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires the Partnership to present information about reclassification adjustments from accumulated other comprehensive income in the financial statements in a single footnote or parenthetically on the face of the financial statements based on the source and the statement of operations line items affected by the reclassification. The standard is effective for interim and annual periods beginning January

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1, 2013 and is to be applied prospectively. The Partnership adopted this standard as of January 1, 2013. The adoption of this standard did not materially expand the Partnership's consolidated financial statements and footnote disclosures.
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
(3) Share‑Based Compensation
Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with SAB Topic 1-B, "Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity," and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which the Partnership is not responsible for payment are reflected as an increase or decrease to partners' capital.
The Partnership has been allocated share-based compensation expense for restricted stock units, performance units and incentive units from CVR Energy. The Partnership is not responsible for payment of cash related to any restricted stock units allocated to the Partnership by CVR Energy; however, the Partnership is responsible for payment of cash on both the performance units and incentive units. For restricted stock units, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on its behalf in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) and a corresponding increase or decrease to partners' capital/divisional equity, as the costs are incurred on the Partnership's behalf, following the guidance issued by the FASB regarding the accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, which require remeasurement at each reporting period through the performance commitment period, or in the Partnership's case, through the vesting period. For performance units and incentive units, the Partnership recognizes the costs of the share-based compensation incurred by CVR Energy on its behalf in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), and a corresponding increase or decrease to accrued expenses and other current liabilities.
Long-Term Incentive Plan — CVR Energy
CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2014, only grants of restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.
Restricted Stock Units
Through the CVR Energy LTIP, shares of restricted common stock and restricted stock units (collectively "restricted shares") have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award.
The change of control and the Transaction Agreement as described in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transaction Agreement, all restricted shares scheduled to vest in 2012 were converted to a cash award in which the recipient received the offer price of $30.00 per share in cash plus one CCP upon vesting. The CCPs expired on August 19, 2013. Restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of CVR Energy's common stock as determined at the most recent valuation date of December 31 of each year. As a result of the modification, additional share-based compensation of $1.9 million was recorded by the Partnership during the year ended December 31, 2012 to revalue unvested shares to fair value upon modification. For awards vesting subsequent to 2012, the awards will be remeasured at each subsequent reporting date until they vest.
In December 2012 and subsequent periods, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries. The awards are expected to vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers of CVR Energy that vested over one year. The award granted in December 2012 to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, was canceled in 2013 in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy’s common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy’s common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2014, there was approximately $0.1 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 1.0 year.
Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentage for individuals for whom, as of December 31, 2014, compensation expense has been allocated to the Partnership. Total compensation expense recorded for the years ended December 31, 2014, 2013 and 2012, related to the restricted stock units, was approximately $0.2 million, $1.8 million and $4.6 million, respectively. The Partnership is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the years ended December 31, 2014, 2013 and 2012 have been reflected as an increase to partners' capital.
Performance Unit Awards
In December 2013, CVR Energy entered into Performance Unit Award Agreements with Mr. Lipinski. Certain of the Performance Unit Awards were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through the end of the performance period for the related performance awards. Compensation cost for the related awards is being recognized over the substantive service period. Compensation expense recorded for the years ended December 31, 2014 and 2013 related to the performance unit awards was $0.7 million and $0.4 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.

On June 30, 2014, the first award of Mr. Lipinski's Performance Unit Award Agreements vested. The Partnership reimbursed CVR Energy approximately $0.5 million for its allocated portion of the performance unit award payment on July 15, 2014 as a result of the vesting. On December 15, 2014 and December 31, 2014, the second and third awards of Mr. Lipinski's Performance Unit Award Agreements vested. The Partnership reimbursed CVR Energy approximately $0.3 million for its allocation portion of the second award. As of December 31, 2014, the Partnership has a liability of $0.3 million for vested and unreimbursed performance unit awards, which is recorded on the Consolidated Balance Sheet.
Incentive Unit Awards — CVR Energy
In December 2013 and during 2014, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC and CVR Energy who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are generally graded-vesting awards, which are expected to vest over three years, with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment equal to (a) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2014, there was approximately $1.0 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.9 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of December 31, 2014, compensation expense has been allocated to the Partnership. Compensation expense for the year ended December 31, 2014 related to the incentive unit awards was $0.5 million. Compensation expense for the year ended December 31, 2013 related to the incentive unit awards was nominal. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.
As of December 31, 2014, the Partnership had a liability related to these awards of $0.2 million which is recorded on the Consolidated Balance Sheet. The liability related to these awards as of December 31, 2013 was nominal. For the year ended December 31, 2014, the Partnership reimbursed CVR Energy $0.3 million for its allocated portion of the incentive unit award payments.
Long-Term Incentive Plan — CVR Partners
In connection with the Initial Public Offering, the board of directors of the general partner adopted the CVR Partners, LP Long-Term Incentive Plan ("CVR Partners LTIP"). The Partnership grants awards pursuant to the CVR Partners LTIP to (1) employees of the Partnership and its subsidiaries (2) employees of the general partner, (3) members of board of directors of the general partner and (4) CVR Partners' parent's employees, consultants and directors. The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units.
Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the Partnership and employees of the general partner vest over a three year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of December 31, 2014, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As phantom unit awards discussed below are cash-settled awards, they do not reduce the number of common units outstanding.
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
In December 2013 and during 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, will be remeasured at each subsequent reporting date until they vest.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the common units and phantom units (collectively "Units") activity and changes under the CVR Partners LTIP during the years ended December 31, 2014, 2013 and 2012 is presented below:

	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(dollars in thousands)
Non-vested at December 31, 2011	164,571	$22.99	$4,085
Granted	95,370	24.53
Vested	(58,129)	23.08
Forfeited	—	—
Non-vested at December 31, 2012	201,812	$23.70	$5,094
Granted	58,536	16.13
Vested	(89,229)	23.24
Forfeited	—	—
Non-vested at December 31, 2013	171,119	$21.34	$2,817
Granted	198,141	9.44
Vested	(48,310)	20.95
Forfeited	(77,004)	23.49
Non-vested at December 31, 2014	243,946	$11.07	$2,376
Unrecognized compensation expense associated with the unvested phantom units at December 31, 2014 was approximately $2.2 million, which is expected to be recognized over a weighted average period of 1.9 years. In conjunction with Mr. Kelley's resignation that was effective January 1, 2014, all awards granted to him that were non-vested at the resignation date were forfeited. The associated change to the non-vested units forfeited was reflected at the resignation date and is included in the summary above. Compensation expense recorded for the years ended December 31, 2014, 2013 and 2012 related to the awards under the CVR Partners LTIP was approximately $0.3 million, $0.7 million and $2.2 million, respectively. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) — affiliates and direct operating expenses (exclusive of depreciation and amortization) — affiliates as the expense has been incurred for the benefit of directors or employees of the general partner.
At each of December 31, 2014 and 2013, the Partnership had a liability of $0.2 million for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the year ended December 31, 2014, 2013 and 2012, the Partnership paid cash of $0.4 million, $0.2 million and $0.3 million, respectively, to settle liability-classified awards upon vesting.
Performance-Based Phantom Unit Award
In May 2014, the Partnership entered into a Phantom Unit Agreement with Mr. Pytosh, Chief Executive Officer, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2014, unrecognized compensation expense associated with the unvested units at December 31, 2014 was approximately $0.1 million and is expected to be recognized over a weighted average period of 1.5 years. Compensation expense recorded for the year ended December 31, 2014 related to the award was nominal. The Partnership will be reimbursed by CVR Energy and CVR Refining for the portion of the award attributable to time Mr. Pytosh spends working on matters for those companies. As of December 31, 2014, the Partnership had a nominal liability for the non-

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested phantom unit award and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets.
On December 31, 2014, the first award of Mr. Pytosh's Phantom Unit Agreement vested and a nominal amount will be paid in 2015.
(4) Inventories
Inventories consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Finished goods	$12,393	$8,849
Raw materials and precious metals	9,333	8,546
Parts and supplies	13,888	15,669
	$35,614	$33,064
(5) Property, Plant, and Equipment
A summary of costs and accumulated depreciation for property, plant, and equipment is as follows:

	December 31,
	2014	2013
	(in thousands)
Land and improvements	$5,263	$5,032
Buildings and improvements	2,266	2,191
Machinery and equipment	559,210	548,282
Automotive equipment	497	450
Furniture and fixtures	882	893
Railcars	14,524	7,902
Construction in progress	6,515	5,294
	$589,157	$570,044
Less: Accumulated depreciation	184,223	157,088
Total net, property, plant, and equipment	$404,934	$412,956
Capitalized interest recognized as a reduction of interest expense for the years ended December 31, 2014, 2013 and 2012 totaled approximately $0.1 million, $0.6 million, and $3.2 million, respectively.
(6) Partners’ Capital and Partnership Distributions
The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.
At December 31, 2014 and 2013, the Partnership had a total of 73,122,997 and 73,112,951 common units issued and outstanding, respectively, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.
The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter.
Beginning with the first quarter ended March 31, 2013, the available cash calculation for each quarter begins with Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expense incurred and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense and loss on disposition of assets. Available cash for distributions may be increased by previously established cash reserves, if any, at the discretion of the board of directors of our general partner.
Available cash for each quarter through the end of 2012 was calculated based on our cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deemed necessary or appropriate. The Partnership also retained cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales.
The following is a summary of cash distributions paid to the unitholders during the years ended December 31, 2014, 2013 and 2012 for the respective quarters to which the distributions relate:

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014
	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.7	$14.8	$12.8	$10.5	$54.9
Amounts paid to public unitholders	14.7	13.0	11.3	9.2	48.2
Total amount paid	$31.4	$27.8	$24.1	$19.7	$103.1
Per common unit	$0.43	$0.38	$0.33	$0.27	$1.41
Common units outstanding (in thousands)	73,113	73,113	73,114	73,117

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013
	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.36	$1.745
Common units outstanding (in thousands)	73,065	73,065	73,075	73,078

	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	Total Cash Distributions Paid in 2012
	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$29.9	$26.6	$30.5	$25.3	$112.4
Amounts paid to public unitholders	13.0	11.6	13.3	10.9	48.8
Total amount paid	$42.9	$38.2	$43.8	$36.2	$161.2
Per common unit	$0.588	$0.523	$0.600	$0.496	$2.207
Common units outstanding (in thousands)	73,031	73,031	73,043	73,046

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 18, 2015, the Board of Directors of the general partner of the Partnership declared a cash distribution for the fourth quarter of 2014 in the amount of $0.41 per common unit, or $30.0 million in aggregate. The cash distribution will be paid on March 9, 2015 to the Partnership's unitholders of record at the close of business on March 2, 2015. Total cash distributions paid and to be paid based upon available cash for 2014 were approximately $1.39 per common unit.
(7) Goodwill
In connection with the 2005 acquisition by CALLC of all of the outstanding stock owned by Coffeyville Holdings Group, LLC, CRNF recorded goodwill of approximately $41.0 million. CVR Partners completes its annual test for impairment of goodwill as of November 1 each year. The Partnership elected to perform a qualitative evaluation for the years ending December 31, 2014 and 2013 to determine whether it was necessary to perform the quantitative two step goodwill analysis described in ASC 350, "Intangibles - Goodwill and Other". After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the Partnership was less than the carrying value, and so it was not necessary to perform the two-step goodwill impairment analysis. Based on the results of the tests, no impairment of goodwill was recorded for any of the periods presented.
(8) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Property taxes	$1,376	$1,373
Current interest rate swap liabilities	855	883
Accrued interest	458	458
Railcar maintenance accruals	2,827	—
Other accrued expenses and liabilities(1)	4,046	2,345
	$9,562	$5,059
_______________________________________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC ("CRRM"), a related party, under the feedstock and shared services agreement. Refer to Note 14 ("Related Party Transactions") for additional discussion.

(9) Credit Facility
The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at December 31, 2014 or 2013. There is no scheduled amortization and the credit facility matures in April 2016.
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
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, and the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with our leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no default or event of default under the facility. As of December 31, 2014, CRNF was in compliance with the covenants of the credit facility.
The Partnership is required to prepay outstanding amounts under our term facility in an amount equal to the net proceeds from the sale of assets or from insurance or condemnation awards related to collateral, in each case subject to certain reinvestment rights. In addition, the Partnership is required to prepay outstanding amounts under the term facility with the net proceeds from certain issuances of debt (other than debt permitted to be incurred under the credit facility).
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
(10) Interest Rate Swap Agreements
CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016, as discussed further in Note 9 (“Credit Facility”). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expires on February 12, 2016, totals $62.5 million (split evenly between the two agreement dates). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR as governed by the CRNF credit facility. At December 31, 2014, the effective rate was approximately 4.56%. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Consolidated Statements of Operations was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The interest rate swap agreements held by the Partnership also provide for the right to offset. However, as the interest rate swaps are both in a liability position, there are no amounts offset in the Consolidated Balance Sheets as of December 31, 2014 and 2013. See Note 15 ("Fair Value of Financial Instruments") for discussion of the fair value of the interest rate swap agreements.
(11) Net Income Per Common Unit
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

(12) Benefit Plans
CRLLC sponsors and administers a defined-contribution 401(k) plan (the "Plan") for the employees of CRNF. Participants in the Plan may elect to contribute up to 100% of their annual salaries and up to 100% of their annual bonus received pursuant to CVR Energy's income sharing plan. CRNF matches up to 100% of the first 6% of the participant's contribution. Participants in the Plan are immediately vested in their individual contributions. The Plan has a three year vesting schedule for CRNF's matching funds and contains a provision to count service with any predecessor organization. For the years ended December 31, 2014, 2013 and 2012, CRNF's contributions under the Plan were $0.7 million, $0.7 million and $0.6 million, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Commitments and Contingencies
Leases and Unconditional Purchase Obligations
The minimum required payments for operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Year ending December 31, 2015	$5,188	$19,352
Year ending December 31, 2016	4,462	13,103
Year ending December 31, 2017	2,827	13,279
Year ending December 31, 2018	2,014	13,278
Year ending December 31, 2019	1,415	12,251
Thereafter	3,501	69,042
	$19,407	$140,305
_______________________________________

(1)
This includes the Partnership's purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the years ended December 31, 2014, 2013 and 2012 totaled approximately $4.6 million, $4.7 million and $4.3 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.
During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay approximately $0.3 million to $0.4 million per month, which amount is subject to annual inflation adjustments, for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the years ended December 31, 2014, 2013 and 2012, totaled approximately $4.0 million, $3.9 million and $4.3 million, respectively.
The Partnership entered into a pet coke supply agreement with HollyFrontier Corporation which became effective on March 1, 2012. The term of this agreement ends in December 2015 and may be renewed. The delivered cost of this pet coke totaled approximately $4.3 million, $4.8 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, which was recorded in cost of product sold (exclusive of depreciation and amortization).
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
CRNF received a ten year property tax abatement from Montgomery County, Kansas in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011 and $11.3 million for the year ended December 31, 2012. CRNF protested the classification and

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting valuation for each of those years to the Kansas Court of Tax Appeals ("COTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the COTA decision in part and remanded the case to COTA, instructing COTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as COTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied. CRNF believes that when that asset by asset determination is done, the majority of the plant will be classified as personal property which would result in significantly lower property taxes for CRNF for 2008 and for those years after the conclusion of the property tax settlement noted below as compared to the taxes paid by CRNF prior to the settlement.
On February 25, 2013, Montgomery County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides that Montgomery County will support CRNF's application before COTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above. During the years ended December 31, 2014 and 2013, CRNF recognized $1.3 million and $1.4 million, respectively, in property tax expense included in direct operating expenses (exclusive of depreciation and amortization).
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
EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the years ended December 31, 2014, 2013 and 2012 were approximately $0.2 million, $44,000 and $0.4 million, respectively. These expenditures were incurred to improve the environmental compliance and efficiency of the operations.
CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters described above or other EHS matters which may develop in the future will not have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Related Party Agreements
In connection with the formation of CVR Partners and the initial public offering of CVR Energy in October 2007, CVR Partners and CRNF entered into several agreements with CVR Energy and its subsidiaries (including CRRM) that govern the business relations among CVR Partners, its general partner and CRNF on the one hand, and CVR Energy and its subsidiaries, on the other hand. Certain of the agreements described below were subsequently amended and restated; the agreements are described as in effect at December 31, 2014. Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other currents assets, and other long-term assets, on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, personnel accruals, accrued expenses and other current liabilities, and other long-term liabilities, on the Partnership's Consolidated Balance Sheets.
CVR Refining completed its initial public offering (the "Refining Partnership IPO") in January 2013. Following the Refining Partnership IPO, CVR Energy indirectly owns the general partner of CVR Refining and approximately 66% of CVR Refining's outstanding common units. Although certain of CVR Energy's subsidiaries that are parties to the related party agreements discussed below were contributed to CVR Refining in connection with the Refining Partnership IPO, the Refining Partnership IPO had no impact on these and the Partnership's business relations with these subsidiaries.
Feedstock and Shared Services Agreement
CRNF entered into a feedstock and shared services agreement with CRRM which was most recently amended in December 2013, under which the two parties provide feedstocks and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.
Pursuant to the feedstock agreement, CRNF and CRRM have agreed to transfer excess hydrogen to one another; provided CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold for CVR Partners. For the years ended December 31, 2014, 2013 and 2012, the net sales generated from the sale of hydrogen to CRRM were approximately $10.1 million, $11.4 million and $6.3 million, respectively. For the years ended December 31, 2014, 2013 and 2012, CVR Partners also recognized $41,000, $0.6 million and $0.2 million, respectively, of cost of product sold related to the transfer of excess hydrogen from the refinery. At December 31, 2014 and 2013, approximately $1.3 million and $2.6 million, respectively, of receivables were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.
CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the years ended December 31, 2014, 2013 and 2012, were approximately $1.0 million, $0.5 million and $1.4 million, respectively.
The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the years ended December 31, 2014, 2013 and 2012, net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provided an additional 15% to cover the cost of capital. At December 31, 2014 and 2013, an asset of approximately $0.2 million and $0.2 million was included in other current assets and approximately $1.0 million and $1.1 million, respectively, was included in other long-term assets with an offset liability of approximately $0.1 million and $0.3 million, respectively, in accrued expenses and other current liabilities and approximately $0 and $0.1 million other long-term liabilities in the Consolidated Balance Sheet.
CRNF also provided finished product tank capacity to CRRM during 2013 and 2012 under the agreement. Approximately $0.3 million and $0.1 million were reimbursed by CRRM for the use of tank capacity for the years ended December 31, 2013 and 2012, respectively. This reimbursement was recorded as a reduction to direct operating expenses.
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
At December 31, 2014 and 2013, receivables of $0.2 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and tail gas discussed above. At December 31, 2014 and 2013, payables of $1.1 million and $1.0 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers.
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
The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $9.2 million, $9.8 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and included in cost of product sold (exclusive of depreciation and amortization) on the Consolidated Statement of Operations. Payables of $0.5 million and

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.6 million related to the coke supply agreement were included in accounts payable on the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively.
Lease Agreement
CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the years ended December 31, 2014, 2013 and 2012, expense incurred related to the use of the office and laboratory space totaled approximately $112,000, $107,000 and $105,000, respectively. There were no amounts outstanding with respect to the lease agreement as of December 31, 2014 and 2013.
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

•	managing or overseeing litigation and administrative or regulatory proceedings, and establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;

•	recommending the payment of distributions; and

•	managing or providing advice for other projects, including acquisitions, as may be agreed by CVR Energy and its general partner from time to time.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The agreement also contains an indemnity provision whereby the Partnership, its general partner, and its subsidiaries, as indemnifying parties, agree to indemnify CVR Energy and its affiliates (other than the indemnifying parties themselves) against losses and liabilities incurred in connection with the performance of services under the agreement or any breach of the agreement, unless such losses or liabilities arise from a breach of the agreement by CVR Energy or other misconduct on its part, as provided in the agreement. The agreement contains a provision stating that CVR Energy is an independent contractor under the agreement and nothing in the agreement may be construed to impose an implied or express fiduciary duty owed by CVR Energy, on the one hand, to the recipients of services under the agreement, on the other hand. The agreement prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from CVR Energy or certain affiliates.

Net amounts incurred under the services agreement for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization)	$3,415	$4,428	$2,990
Selling, general and administrative expenses (exclusive of depreciation and amortization)	11,193	10,013	7,142
Total	$14,608	$14,441	$10,132

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation that are disclosed in Note 3 ("Share‑Based Compensation"), of $5.1 million, $4.4 million and $3.4 million, respectively, for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, payables of $2.6 million and $2.7 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. At December 31, 2014 and 2013, receivables of $0.1 million and $0, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the services agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GP Services Agreement
The Partnership is party to a GP Services Agreement dated November 29, 2011 and subsequently amended between the Partnership, CVR GP and CVR Energy. This agreement allows CVR Energy to engage CVR GP, in its capacity as the Partnership's general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership's general partner and CVR Energy from time to time. As payment for certain specific services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the employment of the certain employees who provide CVR Energy services on a part-time basis, as determined by the Partnership's general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. CVR Energy is not required to directly pay any compensation, salaries, bonuses or benefits to any of the Partnership's or general partner's employees who provide services to CVR Energy on a full-time or part-time basis, thus the Partnership will continue to pay their compensation.
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
The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the years ended December 31, 2014, 2013 and 2012 approximately $2.6 million, $4.1 million and $4.0 million, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At December 31, 2014 and 2013, amounts due of $1.1 million and $2.0 million, respectively, were included in personnel accruals on the Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.
Railcar Lease Agreement
From March 2009 through June 2013, the Partnership leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. Rent expense related to the railcar leases is included in cost of product sold in the Consolidated Statement of Operations. For the years ended December 31, 2013 and 2012, rent expense of $0.4 million and $1.1 million, respectively, was recorded related to this agreement.
Railcar Purchases and Maintenance
In 2014, the Partnership purchased fifty new UAN railcars from American Railcar Industries, Inc. ("ARI") for approximately $6.7 million and twelve used UAN railcars from ARL for approximately $1.1 million. Both ARI and ARL are controlled by Mr. Carl C. Icahn, CVR Energy's majority shareholder. Also, ARI performed railcar maintenance for the Partnership and the expenses associated with this maintenance were approximately $50,000 for the year ended December 31, 2014.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(15) Fair Value of Financial Instruments
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of the Partnerships' assets and liabilities that fall under the scope of ASC 825, Financial Instruments.
Fair value measurements are derived using inputs (assumptions that market participants would use in pricing an asset or liability) including assumptions about risk. ASC 820, Fair Value Measurements, categorizes inputs used in fair value measurements into three broad levels as follows:

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2014 and 2013, respectively.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$53,323	$—	$—	$53,323
Other current liabilities (interest rate swaps)	$—	$855	$—	$855
Other long-term liabilities (interest rate swaps)	—	183	—	183
Total Liabilities	$—	$1,038	$—	$1,038
Accumulated other comprehensive loss (interest rate swaps)	$—	$1,038	$—	$1,038

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$65,299	$—	$—	$65,299
Other current liabilities (interest rate swaps)	$—	$883	$—	$883
Other long-term liabilities (interest rate swaps)	—	1,016	—	1,016
Total Liabilities	$—	$1,899	$—	$1,899
Accumulated other comprehensive loss (interest rate swaps)	$—	$1,899	$—	$1,899

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014 and 2013, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has an interest rate swap that is measured at fair value on a recurring basis using Level 2 inputs. See further discussion in Note 10 ("Interest Rate Swap Agreements"). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2014 and 2013.
(16) Major Customers and Suppliers
Sales of nitrogen fertilizer to major customers, as a percentage of total net sales, were as follows:

	December 31,
	2014	2013	2012
Nitrogen Fertilizer
Customer A	17%	15%	10%
Customer B	10%	13%	10%
	27%	28%	20%
The Partnership maintains contracts with CVR Energy and its affiliates. See Note 14 ("Related Party Transactions"). The Partnership also maintains long-term contracts with one third-party supplier. Purchases from this supplier as a percentage of direct operating expenses (exclusive of depreciation and amortization) were as follows:

	December 31,
	2014	2013	2012
Supplier A	4%	4%	5%

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Selected Quarterly Financial Information (Unaudited):
Summarized quarterly financial data for December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Net sales	$80,316	$77,215	$66,733	$74,401
Operating costs and expenses:
Cost of product sold — Affiliates	2,246	2,327	2,232	2,619
Cost of product sold (exclusive of depreciation and amortization) — Third parties	19,462	17,109	13,202	12,755
	21,708	19,436	15,434	15,374
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	753	817	621	833
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	23,436	26,100	25,487	20,911
	24,189	26,917	26,108	21,744
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,536	3,973	3,035	2,867
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,118	1,297	928	949
	4,654	5,270	3,963	3,816
Depreciation and amortization	6,667	6,792	6,812	6,978
Total operating costs and expenses	57,218	58,415	52,317	47,912
Operating income	23,098	18,800	14,416	26,489
Other income (expense):
Interest expense and other financing costs	(1,659)	(1,669)	(1,724)	(1,731)
Interest income	6	6	7	11
Other income, net	15	—	33	23
Total other income (expense)	(1,638)	(1,663)	(1,684)	(1,697)
Income before income tax expense (benefit)	21,460	17,137	12,732	24,792
Income tax expense (benefit)	7	7	13	(55)
Net income	$21,453	$17,130	$12,719	$24,847
Net income per common unit — basic	$0.29	$0.23	$0.17	$0.34
Net income per common unit — diluted	$0.29	$0.23	$0.17	$0.34
Weighted-average common units outstanding:
Basic	73,113	73,113	73,115	73,117
Diluted	73,145	73,146	73,139	73,133

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	Quarter
	First	Second	Third	Fourth
	(in thousands, except per unit data)
Net sales	$81,411	$88,834	$69,199	$84,228
Operating costs and expenses:
Cost of product sold — Affiliates	3,089	2,761	2,529	2,412
Cost of product sold (exclusive of depreciation and amortization) — Third parties	7,565	12,810	10,446	16,463
	10,654	15,571	12,975	18,875
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,003	1,205	1,058	806
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	21,554	23,213	22,696	22,557
	22,557	24,418	23,754	23,363
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	4,219	4,153	3,620	4,126
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,411	1,439	968	1,141
	5,630	5,592	4,588	5,267
Depreciation and amortization	5,767	6,193	6,563	7,055
Total operating costs and expenses	44,608	51,774	47,880	54,560
Operating income	36,803	37,060	21,319	29,668
Other income (expense):
Interest expense and other financing costs	(1,280)	(1,675)	(1,663)	(1,676)
Interest income	30	24	12	8
Other income, net	9	46	34	5
Total other income (expense)	(1,241)	(1,605)	(1,617)	(1,663)
Income before income tax expense (benefit)	35,562	35,455	19,702	28,005
Income tax expense (benefit)	9	18	(3)	84
Net income	$35,553	$35,437	$19,705	$27,921
Net income per common unit — basic	$0.49	$0.48	$0.27	$0.38
Net income per common unit — diluted	$0.49	$0.48	$0.27	$0.38
Weighted-average common units outstanding:
Basic	73,065	73,068	73,076	73,079
Diluted	73,233	73,230	73,225	73,224

Factors Impacting the Comparability of Quarterly Results of Operations
During the three months ended June 30, 2014, the gasification, ammonia and UAN units were taken down for between 5 to 7 days each for a planned installation of a waste heat boiler and our completion of several key tasks in order to upgrade to the pressure swing adsorption unit. Overall results were negatively impacted due to the lost production during the downtime and the resulting reduced sales and associated cost of product sold. The Partnership incurred costs related to the repairs and maintenance and other associated costs of approximately $0.5 million, which were recognized in direct operating expenses (exclusive of depreciation and amortization) during the three months ended June 30, 2014.
The three months ended December 31, 2014 were positively impacted by a non-recurring reimbursement associated with utility costs. During the fourth quarter of 2014, the Partnership reported a credit of approximately $3.4 million as a reduction to direct operating expenses (exclusive of depreciation and amortization).

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of July 2013, the gasification, ammonia and UAN units were taken down for 7 days for a planned replacement of the damaged 2nd shift catalyst. Overall results were negatively impacted due to the lost production during the downtime and the resulting reduced sales and associated cost of product sold. Total costs related to replacement of the catalyst were approximately $1.6 million. Approximately $0.5 million and $1.1 million of these costs were recognized during the three months ended June 30, 2013 and September 30, 2013, respectively. These costs were included in direct operating expenses (exclusive of depreciation and amortization).

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    As of December 31, 2014, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2014. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.
Changes in Internal Control Over Financial Reporting.    There has been no change in the Partnership's internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.
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
The board of directors of our general partner initially consisted of eight directors in 2014, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE. The board of directors of our general partner met three times in 2014, and acted by consent 10 times. All of the directors who served during 2014 attended at least 75% of the total meetings of the board of directors of our general partner and each of the committees on which such director served during their respective tenure on the board, except that Mr. Cho and Mr. Shea were absent from one meeting and Mr. Roberto was absent from two of our board meetings. As of the date of this Report, the board of directors of our general partner consists of seven directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea). Effective January 1, 2014, Byron R. Kelly resigned from the board of directors of our general partner and his position as chief executive officer and president in connection with his retirement. In addition, effective February 6, 2014, Daniel A. Ninivaggi resigned from, and Andrew Roberto was concurrently appointed to, the board of directors of our general partner. Effective May 5, 2014, Mr. Shea was appointed to the board of directors of our general partner. Effective June 30, 2014, Stanley A. Riemann resigned from the board of directors of our general partner in connection with his retirement.
The board of directors of our general partner has established an audit committee. During 2014, the audit committee was initially comprised of Donna R. Ecton (chairman), Mark A. Pytosh and Frank M. Muller, Jr.. Mr. Shea replaced Mr. Pytosh on the audit committee effective May 5, 2014 following Mr. Pytosh's appointment as chief executive officer and president. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to review our accounting and auditing principles and procedures, accounting functions and internal controls; to oversee the qualifications, independence, appointment, retention, compensation and performance of our independent registered public accounting firm; to recommend to the board of directors the engagement of our independent accountants; to review with the independent accountants the plans and results of the auditing engagement; and to oversee "whistle-blowing" procedures and certain other compliance matters. The audit committee met six times in 2014.
The board of directors has determined that Ms. Ecton qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE.
In addition, the board of directors of our general partner has established a conflicts committee. During 2014, the conflicts committee was initially comprised of Donna R. Ecton (chairman), Mark A. Pytosh and Frank M. Muller, Jr. Mr. Pytosh ceased to serve on the conflicts committee effective May 5, 2014 following his appointment as chief executive officer and president. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is in the best interest of the Partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standard established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee met three times in 2014.
The board of directors of our general partner also created a compensation committee. During 2014, the compensation committee was initially comprised of Frank M. Muller, Jr. (chairman), SungHwan Cho and Daniel A. Ninivaggi. Effective February 6, 2014, Mr. Ninivaggi resigned from, and Andrew Roberto was concurrently appointed to, the compensation committee. In addition, Mr. Cho resigned from the compensation committee on September 23, 2014. As of the date of this Report, the compensation committee consists of Frank M. Muller, Jr. (chairman) and Andrew Roberto.
The compensation committee (1) establishes policies and periodically determines matters involving executive compensation, (2) grants or recommends the grant of equity awards under the CVR Partners LTIP, (3) provides counsel regarding key personnel selection, (4) may elect to retain independent compensation consultants, (5) recommends to the board of directors the structure of non-employee director compensation and (6) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met two times in 2014.
The board of directors of our general partner has created an environmental, health and safety committee. During 2014, the environmental, health and safety committee was initially comprised of Mark A. Pytosh (chairman), Donna R. Ecton, Frank M. Muller, Jr. and Stanley A. Riemann. Mr. Riemann resigned from the board of directors of our general partner in connection with his retirement effective June 30, 2014. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met one time in 2014.
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
Meetings of Independent or Non-Management Directors and Executive Sessions
To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. At the end of 2014, three of our seven directors were independent, and five of our seven directors were non-management. Our independent directors met during one executive session in 2014. Ms. Donna R. Ecton (independent) presided over the executive session held by our independent directors. Our non-management directors did not meet in executive session in 2014. The non-management directors determine who will preside over their executive sessions.
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

Compensation Committee Interlocks and Insider Participation
The board of directors of our general partner has created a compensation committee. During 2014, the compensation committee was initially comprised of Frank M. Muller, Jr. (chairman), SungHwan Cho and Daniel A. Ninivaggi. Effective February 6, 2014, Mr. Ninivaggi resigned from, and Andrew Roberto was concurrently appointed to, the compensation committee. In addition, Mr. Cho resigned from the compensation committee on September 23, 2014. As of the date of this Report, the compensation committee consists of Frank M. Muller, Jr. (chairman) and Andrew Roberto. None of the members of the compensation committee of our general partner during 2014 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.
Executive Officers and Directors
The following table sets forth the names, positions and ages (as of February 17, 2015) of the executive officers and directors of our general partner.
The executive officers named below (other than Mr. Pytosh and Mr. White) are also executive officers of CVR Energy and are providing their services to our general partner and us pursuant to the services agreement entered into among us, CVR Energy and our general partner. The shared executive officers divide their working time between the management of CVR Energy, CVR Refining and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2014 are as follows: John J. Lipinski (14%), Susan M. Ball (28%), and John R. Walter (28%). Mr. Walter was appointed senior vice president, general counsel and secretary effective January 1, 2015.
Effective April 11, 2014, Christopher G. Swanberg resigned as vice president, environmental, health and safety. Effective June 30, 2014, Stanley Riemann resigned as chief operating officer in connection with his retirement. Effective December 31, 2014, Edmund S. Gross resigned as senior vice president, general counsel and secretary in connection with his retirement.
Effective May 5, 2014, Mark A. Pytosh was appointed as chief executive officer and president of our general partner. Mr. Pytosh also provides services to CVR Energy pursuant to the GP services agreement entered into among us, our general partner and CVR Energy. During 2014, Mr. Pytosh spent approximately 68% of his time on management of our partnership, while the remaining approximately 32% was spent on matters for CVR Energy and CVR Refining. Effective June 23, 2014, William White was appointed as executive vice president, marketing and operations of our general partner. Mr. White spends 100% of his time on management of our partnership.
Effective February 6, 2014, Daniel A. Ninivaggi resigned from, and Andrew Roberto was concurrently appointed to, the board of directors of our general partner. Effective May 5, 2014, Peter K. Shea was appointed to the board of directors of our general partner. Effective June 30, 2014, Stanley A. Riemann resigned from the board of directors of our general partner in connection with his retirement.

Name	Age	Position With Our General Partner
John J. Lipinski	63	Executive Chairman and Director
Mark A. Pytosh	50	Chief Executive Officer and President
Susan M. Ball	51	Chief Financial Officer and Treasurer
John R. Walter	38	Senior Vice President, General Counsel and Secretary
William White	59	Executive Vice President, Marketing and Operations
SungHwan Cho	40	Director
Donna R. Ecton	67	Director
Frank M. Muller, Jr.	72	Director
Peter K. Shea	63	Director
Andrew Roberto	28	Director
John J. Lipinski has served as chairman of the board of our general partner since November 2010 and executive chairman since June 2011. He has been a director of our general partner since October 2007, and was chief executive officer and president from October 2007 to June 2011 and from January 2014 to May 2014. In addition, he has served as CVR Energy's chief executive officer and president and as a member of the board of directors since September 2006, and previously served as the chairman of its board of directors from April 2009 until May 2012. In addition, Mr. Lipinski has served as the chief executive officer, president, and director of CVR Refining's general partner since its inception in September 2012. Mr. Lipinski has over 40 years of experience in the petroleum refining and nitrogen fertilizer industries. He began his career with Texaco Inc. In 1985, Mr. Lipinski joined The Coastal Corporation, eventually serving as Vice President of Refining with overall responsibility for Coastal Corporation's refining and petrochemical operations. Upon the merger of Coastal with El Paso Corporation in 2001, Mr. Lipinski was promoted to Executive Vice President of Refining and Chemicals, where he was responsible for all refining, petrochemical, nitrogen-based chemical processing and lubricant operations, as well as the corporate engineering and construction group. Mr. Lipinski left El Paso in 2002 and became an independent management consultant. In 2004, he became a managing director and partner of Prudentia Energy, an advisory and management firm. Mr. Lipinski currently serves on the board of directors of Chesapeake Energy Corporation, an oil and gas exploration and production company. Mr. Lipinski graduated from Stevens Institute of Technology with a bachelor's degree in Engineering (Chemical) and received a Juris Doctor from Rutgers University School of Law. Mr. Lipinski's over 40 years of experience in the petroleum refining and nitrogen fertilizer industries adds significant value to the board of directors of our general partner, and his in-depth knowledge of the issues, opportunities and challenges facing our business provides the direction and focus the board needs to ensure the most critical matters are addressed.
Mark A. Pytosh has served as chief executive officer and president of our general partner since May 2014, and has served as a director of our general partner since June 2011. Prior to joining CVR Partners, Mr. Pytosh served as Executive Vice President and Chief Financial Officer for Alberta, Canada-based Tervita Corporation, an environmental and energy services company. From 2006 to 2010, he served as Senior Vice President and Chief Financial Officer for Covanta Energy Corporation, which owns and operates energy-from-waste power facilities, biomass power facilities and independent power plants in the United States, Europe and Asia. Prior to Covanta, Mr. Pytosh served as Executive Vice President from 2004 to 2006, and Chief Financial Officer from 2005 to 2006, for Waste Services, Inc., an integrated solid waste services company that operates in the United States and Canada. Prior to joining the renewable energy and waste industries, Mr. Pytosh spent 18 years in the investment banking industry, working with a broad range of clients in the environmental services, automotive, construction equipment and a variety of other industrial sectors. From 2000 to 2004, he was a Managing Director in investment banking at Lehman Brothers, where he led the firm’s global industrial group. Prior to joining Lehman Brothers, he was a Managing Director at Donaldson, Lufkin & Jenrette, where he led the firm’s environmental services and automotive industry groups. Mr. Pytosh received a Bachelor of Science degree in chemistry from the University of Illinois, Urbana-Champaign. He also serves on the Board of Directors for the University of Illinois Foundation. We believe Mr. Pytosh's experience with public companies in the energy industry and strong financial background is an asset to our board.
Susan M. Ball has served as chief financial officer and treasurer of our general partner and CVR Energy since August 2012. She has previously served as Vice President, Chief Accounting Officer and Assistant Treasurer of CVR Energy and the general partner of CVR Partners since October 2007 and as Vice President, Chief Accounting Officer and Assistant Treasurer for Coffeyville Resources since May 2006. In addition, Ms. Ball has also served as the chief financial officer and treasurer of CVR Refining's general partner since its inception in September 2012. Ms. Ball has more than 30 years of experience in the accounting industry, with more than 12 years serving clients in the public accounting industry. Prior to joining CVR Energy, she served as a Tax Managing Director with KPMG LLP, where she was responsible for all aspects of federal and state income tax compliance and tax consulting, which included a significant amount of mergers and acquisition work on behalf of her clients. Ms. Ball received a Bachelor of Science in Business Administration from Missouri Western State University and is a Certified Public Accountant.
John R. Walter has served as senior vice president, general counsel and secretary of CVR Energy and each of the general partners of CVR Refining and CVR Partners since January 2015. He has served as vice president, associate general counsel since January 2011, assistant secretary since May 2011 and associate general counsel since March 2008. Prior to joining CVR Energy, Mr. Walter was an associate at Stinson Morrison Hecker LLP in Kansas City, Missouri from 2006 to 2008, and was an associate at Seigfreid, Bingham, Levy, Selzer & Gee, P.C. in Kansas City, Missouri from 2002 to 2006. Mr. Walter received a Bachelor of Science in psychology from Colorado State University and a Juris Doctor from the University of Kansas.

William White has served as executive vice president of marketing and operations of our general partner since June 2014. Mr. White has more than 37 years of experience in the chemical industry. He first joined Coffeyville Resources Nitrogen Fertilizers, LLC, a wholly owned subsidiary of CVR Partners, in 2005 as the director of business development and logistics. He later served as our general partner's vice president of marketing. In 2012, he was promoted to vice president of marketing, development and logistics. Mr. White spent the majority of his career serving in various management positions related to predecessor companies of CVR Partners, such as manager of Farmland Industries, Inc.'s ("Farmland") product distribution system and plant manager at Farmland’s Pollock, La., and Enid, Okla., fertilizer plants. Prior to joining Coffeyville Resources Nitrogen Fertilizers, he served as the general manager for EPCO Carbon Dioxide Products, Inc. Mr. White holds a bachelor’s degree in business from the University of Louisiana at Monroe. He currently serves on the board of directors for The Fertilizer Institute.

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013; CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011 (and has been Chairman of the Board of American Railcar Industries since July 2014); WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. Mr. Cho was previously a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. American Railcar Leasing, CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also had a non−controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho's deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.
Donna R. Ecton has been a member of the board of directors of our general partner since March 2008. Ms. Ecton is chairman and chief executive officer of EEI Inc. which she founded in 1998.  EEI is a management consulting practice which provides private equity and sub debt firms with turnaround assistance, due diligence through market/operational assessments of companies being considered for acquisition, as well as mentoring and coaching for chief executive officers.  Prior to this, she served on the board of directors of PETsMART where she was asked to take over the role of chief operating officer.  Other operating experience includes serving as chief executive officer of Business Mail Express, Inc., Van Houten North America and Andes Candies, Inc.   Ms. Ecton has also served as a corporate officer of Nutri/System, Inc. and Campbell Soup Company, as well as running the upper Manhattan middle market lending business and the midtown Manhattan banks for Citibank, N.A.  Ms. Ecton currently is a member of the board of directors of KAR Auction Services, Inc., a leading provider of vehicle auction services in North America.  Previous public company board of director positions have included Mellon Bank Corporation and Mellon Bank N.A., Mellon PSFS, H&R Block, Inc., Tandy Corporation, Barnes Group Inc., Vencor, Inc., and Body Central Corp.  Ms. Ecton has also served as a board member or chairman of numerous privately held companies and non-profit organizations. Ms. Ecton also serves on the NYSE Governance Services Advisory Council.  Ms. Ecton earned her MBA from the Harvard Graduate School of Business Administration, and received her BA in economics from Wellesley College, graduating as a Durant Scholar.  Ms. Ecton was elected and served on the Harvard Board of Overseers, and as president of the Harvard Business School Association’s Executive Council.  She also served on the Business Advisory Council of the Carnegie Mellon Graduate School of Industrial Administration.  Ms. Ecton is a member of the Council on Foreign Relations.  We believe Ms. Ecton's significant background as both an executive officer and director of public companies and experience in finance is an asset to our board. Her knowledge and experience provide the audit committee with valuable perspective in managing the relationship with our independent accountants and the performance of the financial auditing oversight.
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
Andrew Roberto, CFA, has served as an Analyst at Icahn Enterprises L.P. since May 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. Mr. Roberto is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Roberto served as a research analyst at RBS Securities covering the automotive, industrial, coal, homebuilding and building products sectors as a member of the high yield and distressed debt trading team. Mr. Roberto began his career at AllianceBernstein, where he focused on client services and relationship management. Mr. Roberto has been a director of: Voltari Corporation, a mobile data services provider, since August 2014; American Railcar Industries, Inc., a railcar manufacturing company, since February 2014;

CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since February 2014; CVR Partners LP, a nitrogen fertilizer company, since February 2014; CVR Refining, LP, an independent downstream energy limited partnership, since February 2014; WestPoint Home LLC, a home textiles manufacturer, since February 2014; and Viskase Companies, Inc., a meat casing company, since February 2014. Mr. Roberto was previously a director of American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, from February 2014 to June 2014. American Railcar Industries, American Railcar Leasing, CVR Energy, CVR Partners, Westpoint Home and Viskase are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non−controlling interest in Voltari through the ownership of securities. Mr. Roberto received his B.A. in Economics from Williams College and is a CFA Charterholder. Based upon Mr. Roberto's strong financial background and experience as an analyst, we believe that Mr. Roberto has the requisite set of skills to serve as a member of our board.
Peter K. Shea has been a member of the board of directors of our general partner since May 2014. Mr. Shea has been a private equity investor since January 2010. He has been a director of Viskase Companies, Inc., a supplier of cellulose and fibrous casings, from October 2006 to the present, where he is currently a member of the audit committee. He also serves as a director of Hennessy Capital Acquisition Corp., a special purpose acquisition company (or SPAC), since January 2014, where he is currently a member of the audit committee and chairman of the compensation committee, Sitel Worldwide Corporation, a customer care solutions provider, since October 2011 and Give and Go Prepared Foods, a bakery manufacturer, since January 2012. Mr. Shea also serves as chairman of the board of directors of FeraDyne Outdoors, LLC, a privately-held manufacturer of outdoor products, and Teasdale Foods Inc., a privately-held provider of canned food products. He was a Director of CTI Foods, a processor of protein and soup products for quick serve restaurant chains from May 2010 to July 2013. Mr. Shea was President of Icahn Enterprises G.P. Inc. from October 2006 to June 2009. Mr. Shea served as a director of each of the following companies from October 2006 to May 2009 (each of which, at such time were indirectly controlled by Carl C. Icahn): XO Holdings, a telecommunications services provider, American Railcar, a manufacturer of covered hopper and tank railcars, WestPoint International, a home textiles manufacturer and PSC Metals, a national operator of scrap yards. From 2002 to 2006 Mr. Shea was an independent consultant to various companies, an advisor to private equity firms and a director of Sabert Company, a packaging company. From 1997 to 2001, he was a Managing Director of H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe. Mr. Shea has been Chairman, Chief Executive Officer or President of other companies including SMG Corporation, John Morrell & Company and Polymer United. SMG and John Morrell were international meat processing firms and Polymer United was a leading plastics manufacturer operating throughout Central America. Previously, he held various executive positions, including Head of Global Corporate Development, with United Brands Company, a Fortune 100 company with a broad portfolio of companies operating in many sectors. He has also served on the Boards of Premium Standard Farms and New Energy Company of Indiana. Mr. Shea began his career with General Foods Corporation. He has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. We believe Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience will be an asset to our board.
The directors of our general partner hold office until the earlier of their death, resignation or removal.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC and the NYSE. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2014. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2014, with the exception of one Form 4 covering one transaction for Peter K. Shea, which was filed late.
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

Item 11.    Executive Compensation
Compensation Discussion and Analysis
Overview
The Partnership does not directly employ any of the executives responsible for the management of our business. Our general partner employs Mark A. Pytosh as our chief executive officer and president effective May 5, 2014. In addition, our general partner employs William White, who was appointed as executive vice president, marketing and operations for our general partner as of June 23, 2014. The following additional executives who were responsible for the management of our business during 2014 are employed by CVR Energy: John J. Lipinski (our executive chairman); Susan M. Ball (our chief financial officer); Edmund S. Gross (our former general counsel) and Stanley A. Riemann (our former chief operating officer). Mr. Riemann and Mr. Gross resigned from their positions in connection with their retirement on June 30, 2014 and December 31, 2014, respectively. Throughout this Annual Report, Messrs. Lipinski and Pytosh, Ms. Ball, and Messrs. White, Gross and Riemann are referred to collectively as the named executive officers.
The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2014 were as follows: John J. Lipinski (14%); Mark A. Pytosh (68%); Susan M. Ball (28%); William White (100%); Edmund S. Gross (25%); and Stanley A. Riemann (30%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy or CVR Refining.
Messrs. Pytosh and White were employed and paid by our general partner, whereas Mr. Lipinski and Ms. Ball are, and Messrs. Gross and Riemann were employed and paid by CVR Energy. The compensation of Messrs. Pytosh and White was determined by the general partner of the Partnership. The compensation of Mr. Lipinski, Ms. Ball and Messrs. Gross and Riemann was determined by CVR Energy. In addition, during 2014 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below. Pursuant to such services agreement, we are required to pay all compensation amounts allocated to us by CVR Energy, except for share-based compensation awarded by CVR Energy prior to December 2013, although we may object to amounts that we deem unreasonable. We also pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 and during 2014 to those personnel providing services to the Partnership via the services agreement.
Pursuant to the services agreement between us, our general partner and CVR Energy, among other matters:

•	CVR Energy makes available to our general partner the services of the CVR Energy executive officers and employees, certain of whom serve as executive officers of our general partner; and

•
We, our general partner and our operating subsidiary, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees, with the exception of costs attributable to certain share-based compensation awarded by CVR Energy prior to December 2013. We also pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 and during 2014 to those personnel providing services to the Partnership via the services agreement.

Under the services agreement, either our general partner, CRNF (our subsidiary) or we pay CVR Energy: (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation, except for performance units and incentive units issued in December 2013 and during 2014; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation except as noted for performance units and incentive units issued in December 2013 and during 2014, with such prorated share determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy." In addition, pursuant to the GP Services Agreement entered into among the Partnership, our general partner and CVR Energy, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the provision of services to CVR

Energy on a part-time basis by employees of the Partnership, as determined by the general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. During 2014, Mr. Pytosh spent approximately 32% of his time on matters for CVR Energy. Mr. White did not provide any services to CVR Energy.
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
As discussed above, 2014 compensation for Mr. Lipinski, Ms. Ball and Messrs. Gross and Riemann was set by CVR Energy, while the 2014 compensation for Messrs. Pytosh and White was set by our general partner. The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Partners' compensation programs and the second focuses on CVR Energy's compensation programs.
CVR Partners' Compensation Programs
The following discussion relates to the 2014 compensation of the named executive officers who were employees of our general partner through December 31, 2014, Messrs. Pytosh and White. Accordingly, references to the named executive officers in this section shall refer solely to Messrs. Pytosh and White. In addition, all references to our compensation committee refer to the compensation committee of the board of directors of our general partner.
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

•
To maintain a compensation program whereby the executive officers, through exceptional performance and equity-based incentive awards, have the opportunity to realize economic rewards commensurate with appropriate gains of other unitholders and stakeholders.

CVR Partners takes these main objectives into consideration when creating its compensation programs, setting each element of compensation under those programs, and determining the proper mix of the various compensation elements.
Elements of Compensation Program
For 2014, the three primary components of CVR Partners' compensation program were base salary, an annual performance-based cash bonus and equity-based incentive awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Partners' salaried employees.
CVR Partners believes that equity-based compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.
The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The executive chairman and chief executive officer of CVR Partners, while not members of the compensation committee, review information provided by the committee's compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.
Longnecker was engaged by CVR Partners on behalf of its compensation committee to assist the committee with benchmarking of certain executive compensation levels and to generally assess the level of compensation increases from 2013 to 2014 and 2015. The compensation committee utilized this information, in addition to Longnecker's 2013 study, to review and approve executive compensation levels. Longnecker's 2013 study included an analysis regarding executive compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. Management reviewed this compilation of information and then provided it to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the 2013 report and analysis prepared by Longnecker as members of CVR Partners' "peer group" — Alliance Holdings GP L.P., AmeriGas Partners L.P., Atlas Pipeline Partners L.P., Calumet Specialty Products Partners, LP, Copano Energy LLC, DCP Midstream Partners, LP, Eagle Rock Energy Partners L.P., Ferrellgas Partners L.P., Genesis Energy L.P., Natural Resource Partners, LP and PVR Partners, LP. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Partners' peer group, the focus of Longnecker's 2013 recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.
Base Salary.    Mr. Pytosh has an employment agreement with our general partner that sets forth his initial base salary. Mr. White does not have an employment agreement. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Partners' financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the executive chairman and chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.
Rather than establishing compensation solely on a formula-driven basis, decisions by our compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, the compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, the compensation committee reviews published survey and peer group data prepared by Longnecker and considers the applicability of the salary data in view of the individual positions within CVR Partners.
Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2014 in conjunction with their responsibilities and expectations for 2015. They concluded their review in December 2014, and set the following base salaries for the named executive officers as of January 1, 2015: $510,000 for Mr. Pytosh and $270,000 for Mr. White. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.
Annual Bonus.  CVR Partners' annual bonus program is designed to meet each of its compensation objectives. Specifically, CVR Partners' annual bonus program rewards executives only for measured company performance, thereby aligning the executive's interest with those of its unitholders and encouraging executives to focus on targeted performance. Further, the program also provides executives with the opportunity to earn additional compensation, thereby making our total compensation package more competitive.
Information about total cash compensation paid by members of CVR Partners' peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2014, the target bonuses for the named executive officers were 125% for Mr. Pytosh and 70% for Mr. White. These target percentages were the result of individual negotiations between the named executive officers and our general partner, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Partners' peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Partners' management.
In 2012, CVR Partners adopted the CVR Partners, LP Performance Incentive Plan (the "CVR Partners PIP"), pursuant to which Messrs. Pytosh and White had the opportunity to earn bonuses in respect of 2014 performance. The payment of annual bonuses for the 2014 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively. Specific bonus measures were determined by the compensation committee based on its review of peer group information provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Partners' overall performance resulting in increased unitholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each performance measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved.
The 2014 financial measure was fertilizer adjusted EBITDA, which was derived from fertilizer earnings before interest, taxes, depreciation and amortization, and adjusted for total cash and non-cash share-based compensation expense, turnaround expenses, and board-directed actions.
The 2014 operational measure was UAN production volume as adjusted at discretion of our compensation committee for downtime caused by third parties.
The 2014 safety measures included the following: fertilizer OSHA recordable injury statistics (based upon nitrogen segment OSHA injuries); OSHA lost time injury statistics (based upon nitrogen segment OSHA lost time injuries); EH&S severity statistics (based upon nitrogen segment EH&S severity); air reportable releases (based upon nitrogen segment EPA reportable quantity releases); air reportable release quantity (based upon nitrogen segment EPA reportable quantity releases); tier 1 process safety events (based upon nitrogen segment API process safety events); tier 1 severity (based upon nitrogen segment API process safety events); and tier 2 process safety events (based upon nitrogen segment API process safety events).

The table below reflects: (i) the financial, operational and safety measures used to determine 2014 bonuses for Messrs. Pytosh and White; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2014 bonus determined based on each such measure. The named executive officers could have received 0% or 50% for threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2014 Performance Measure	2014 Performance Goals Threshold/Target/Maximum	2014 Actual Results	Portion of Target Bonus Allocable to Measure

Fertilizer Adjusted EBITDA	Threshold: $77.0 million Target: $102.6 million Maximum: $132.6 million	$112.6 million	30% of bonus for Messrs. Pytosh and White

UAN Production Measure	Threshold: 916,097 tons Target: 1,006,700 tons Maximum: 1,036,901 tons	978,790 tons	50% of bonus for Messrs. Pytosh and White

OSHA recordable injury statistics	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	3 recordable events	2% of bonus for Messrs. Pytosh and White

OSHA lost time injury statistics	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	1 recordable event	2% of bonus for Messrs. Pytosh and White

EH&S severity statistics	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	0 recordable events	2% of bonus for Messrs. Pytosh and White

Air reportable release	Threshold: 24 recordable events Target: 20 recordable events Maximum: 16 recordable events	28 recordable events	3.4% of bonus for Messrs. Pytosh and White

Air reportable release quantity	Threshold: 60,000 pounds Target: 45,000 pounds Maximum: 30,000 pounds	41,987 pounds	3.4% of bonus for Messrs. Pytosh and White

Tier 1 process safety events	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	1 recordable event	2.4% of bonus for Messrs. Pytosh and White

Tier 1 Severity process safety events	Threshold: 2 recordable events Target: 1 recordable events Maximum: 0 recordable events	1 recordable event	2.4% of bonus for Messrs. Pytosh and White

Tier 2 process safety events	Threshold: 3 recordable events Target: 2 recordable events Maximum: 1 recordable events	0 recordable events	2.4% of bonus for Messrs. Pytosh and White
As a result of these levels of performance, Messrs. Pytosh and White earned approximately 94.44% of their respective target annual bonuses.
Equity-Based Incentive Awards
CVR Partners also uses equity-based incentives to reward long-term performance of its named executive officers. The issuance of equity-based incentives to named executive officers is intended to satisfy CVR Partners' compensation program objectives by generating significant future value for each named executive officer if CVR Partners' performance is outstanding and the value of CVR Partners' partners' capital increases for all of its unitholders. The compensation committee believes that its equity-based incentives promote long-term retention of executives.
CVR Partners established its long term incentive plan in March 2011 (the "CVR Partners LTIP") in connection with the completion of its initial public offering in April 2011. The compensation committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2014, Messrs. Pytosh and White received phantom unit awards pursuant to the CVR Partners LTIP. Mr. Pytosh also received an incentive unit award from CVR Energy, the terms of which are described below.

Perquisites.    The total value of all perquisites and personal benefits provided by CVR Partners to each of its named executive officers in 2014 was less than $10,000.
Other Forms of Compensation.    Mr. Pytosh has provisions in his employment agreement with our general partner that provide for severance benefits in the event of a termination of his employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated by Mr. Pytosh and CVR Partners.
CVR Energy's Compensation Programs
The following discussion relates to the 2014 compensation of the named executive officers who are (Mr. Lipinski and Ms. Ball) or were (Messrs. Gross and Riemann) employed by CVR Energy. Accordingly, references to the named executive officers in this section shall refer solely to Mr. Lipinski, Ms. Ball and Messrs. Gross and Riemann. In addition, all references to the compensation committee refer to the compensation committee of the board of directors of CVR Energy.
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

•
To maintain a compensation program whereby the executive officers, through exceptional performance and equity-based incentive, have the opportunity to realize economic rewards commensurate with appropriate gains of other equity holders and stakeholders.

CVR Energy takes these main objectives into consideration when creating its compensation programs, when setting each element of compensation under those programs, and when determining the proper mix of the various compensation elements.
Elements of Compensation Program
For 2014, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based incentive awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.
CVR Energy believes that equity-based compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.
The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The chief executive officer of CVR Energy, while not a member of the compensation committee, reviews information provided by the committee's compensation consultant, Longnecker, as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.
Longnecker has been engaged by CVR Energy on behalf of its compensation committee to assist the committee with benchmarking of certain executive compensation levels and to generally assess the level of compensation increases from 2013 to 2014 and 2015. The compensation committee utilized this information, in addition to Longnecker's 2013 study, to review and approve executive compensation levels. Longnecker's 2013 study included an analysis regarding executive compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. Management reviewed this compilation of information and then provided it to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the 2013 report and analysis prepared by Longnecker as members of CVR Energy's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Energy's peer group, the focus of Longnecker's 2013 recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.

Base Salary.    Each of the named executive officers has, or in the case of Messrs. Gross and Riemann, had, an employment agreement with CVR Energy that sets forth their initial base salaries. Base salaries are set at a level intended to enable CVR Energy to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Energy's financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.
Rather than establishing compensation solely on a formula-driven basis, decisions by the compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, the compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, CVR Energy's compensation committee reviews published survey and peer group data prepared by Longnecker and considers the applicability of the salary data in view of the individual positions within CVR Energy.
Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the named executive officers (excluding Messrs. Riemann and Gross, who retired) in 2014 in conjunction with their responsibilities and expectations for 2015. They concluded their review in December 2014, and set the following base salaries for the named executive officers as of January 1, 2015: $1,000,000 for Mr. Lipinski (which is not a change from his 2014 salary) and $415,000 for Ms. Ball. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.
Annual Bonus.    CVR Energy's annual bonus program is designed to meet each of its compensation objectives. Specifically, CVR Energy's annual bonus programs rewards executives only for measured company performance, thereby aligning the executive's interest with those of its equity holders and encouraging executives to focus on targeted performance. Further, the program also provides executives with the opportunity to earn additional compensation, thereby making its total compensation package more competitive.
Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2014, the target bonuses for the named executive officers were: John J. Lipinski (250%), Susan M. Ball (100%), Edmund S. Gross (100%) and Stanley A. Riemann (200%). Mr. Riemann's bonus will be prorated based upon his service to the company through June 30, 2014. These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Energy management.
In March 2011, CVR Energy adopted the CVR Energy, Inc. Performance Incentive Plan (the "CVR Energy PIP"), pursuant to which the named executive officers had the opportunity to earn bonuses in respect of 2014. The payment of annual bonuses for the 2014 performance year to the named executive officers will depend on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively. Specific bonus measures were determined by the compensation committee based on its review of peer group information provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved.

The 2014 financial measure was consolidated adjusted EBITDA for CVR Energy, which was derived from earnings before interest, taxes, depreciation and amortization, and adjusted for total cash and non-cash share-based compensation expense, first-in, first-out (FIFO) accounting impacts, unrealized gains and losses on derivative transactions, turnaround expenses, and board-directed actions.
The 2014 operational measures were petroleum reliability for the total Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day.
The 2014 safety measures include the aggregated EH&S results for the petroleum segment pursuant to the CVR Energy PIP and for the nitrogen fertilizer segment pursuant to the CVR Partners PIP, which include the following: consolidated OSHA recordable injury statistics (based upon enterprise-wide OSHA injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated OSHA lost time injury statistics (based upon enterprise-wide OSHA lost time injuries and inclusive of petroleum, fertilizer and crude transportation); consolidated EH&S severity statistics (based upon enterprise-wide EH&S severity and inclusive of petroleum, fertilizer and crude transportation); consolidated air reportable releases (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon enterprise-wide EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); consolidated tier 1 severity (based on enterprise-wide API process safety events of petroleum and fertilizer operations); consolidated tier 2 process safety events (based upon enterprise-wide API process safety events of petroleum and fertilizer operations); reportable quantity spills for pipeline (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. pipelines (based upon EPA spills to U.S. waters inclusive of transportation operations); reportable quantity spills for trucking (based upon EPA reportable quantity releases inclusive of transportation operations); spills to waters of U.S. trucking (based upon EPA spills to U.S. waters inclusive of transportation operations); trucking incidents for on-road operations (based upon on-road, fault of CRCT and inclusive of transportation operations); and severity of trucking incidents (based upon EH&S applied factors inclusive of transportation operations).
The table below reflects: (i) the financial, operational and safety measures used to determine 2014 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2014 bonus that will be determined based on each such measure. The executives may receive 0% or 50% related to threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2014 Performance Measure	2014 Performance Goals Threshold/Target/Maximum	2014 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA for CVR Energy	Threshold: $535.3 million Target: $761.8 million Maximum: $1,126.6 million	$717.8 million	30% of bonus for Messrs. Lipinski, Gross and Riemann and Ms. Ball
Petroleum Reliability Measures	Threshold: 166,000 bpd Target: 177,000 bpd Maximum: 188,000 bpd	196,545 bpd	50% of bonus for Messrs. Lipinski, Gross and Riemann and Ms. Ball
Petroleum Environmental Health & Safety Measures	Threshold: 0% of refining payout levels Target: 20% of refining payout levels Maximum: 30% of refining payout levels	12.50%	15% of bonus for Messrs. Lipinski, Gross and Riemann and Ms. Ball
Nitrogen Environmental Health & Safety Measures	Threshold: 0% of nitrogen payout levels Target: 20% of nitrogen payout levels Maximum: 30% of nitrogen payout levels	17.14%	5% of bonus for Messrs. Lipinski, Gross and Riemann and Ms. Ball
As a result of these performance levels, Mr. Lipinski, Ms. Ball and Messrs. Riemann and Gross earned approximately 115.76% of their respective target annual bonuses.
Equity-Based Incentive Awards
CVR Energy also uses equity-based incentives to reward long-term performance of its named executive officers. The issuance of equity incentives to executive officers is intended to satisfy CVR Energy's compensation program objectives by generating significant future value for each named executive officer if CVR Energy's performance is outstanding and the value of CVR Energy's equity increases for all of its stockholders. The compensation committee believes that its equity-based incentives promote long-term retention of executives.

CVR Energy established a long-term incentive plan in October 2007 (the "CVR Energy LTIP") in connection with its initial public offering . The compensation committee may elect to make grants of restricted stock, options, restricted stock units or other equity-based grants under the LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the committee in its discretion.
Perquisites.    CVR Energy pays for the cost of supplemental life insurance for certain of its named executive officers. Except for the premiums associated with such supplemental life insurance, the total value of all perquisites and personal benefits provided to each of its named executive officers in 2014 was less than $10,000.
Other Forms of Compensation.    Each of the named executive officers (other than Mr. Riemann) has provisions in their respective employment agreements with CVR Energy that provide for severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.
Compensation Committee Report
The compensation committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee Frank M. Muller, Jr. (Chairman) Andrew Roberto

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2014, 2013 and 2012. In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business. Equity awards granted by CVR Energy are not included in this table prior to December 2013 as we have not historically been obligated under the services agreement to reimburse CVR Energy for any portion of the previous awards made by CVR Energy. Commencing with awards made in December 2013, we are now obligated to pay for our allocated portion of performance unit and incentive unit awards made to those personnel providing services to CVR Partners via the services agreement.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John J. Lipinski,	2014	1,000,000	—	—	2,894,000	30,604	3,924,604
Executive Chairman	2013	950,000	—	2,889,236	9,442,250	29,933	13,311,419
	2012	950,000	—	—	3,771,738	25,105	4,746,843
Mark A. Pytosh,	2014	313,630	125,000	1,653,350	370,240	16,188	2,478,408
Chief Executive Officer (5)
Susan M. Ball,	2014	390,000	—	930,002	451,464	18,230	1,789,696
Chief Financial Officer (6)	2013	360,000	—	896,838	468,720	17,629	1,743,187
	2012	281,189	—	—	379,886	16,869	677,944
William White	2014	244,336	—	270,002	161,525	19,084	694,947
Executive Vice President
Marketing and Operations
Edmund S. Gross	2014	380,000	—	—	439,888	29,672	849,560
Senior Vice President,	2013	380,000		797,197	494,760	29,941	1,701,898
General Counsel, and Secretary	2012	380,000		—	603,478	25,115	1,008,593
Stanley A. Riemann,	2014	245,000	600,000	—	567,224	22,860	1,435,084
Chief Operating Officer (7)	2013	490,000	—	—	1,275,960	29,933	1,795,893
	2012	450,000	—	—	1,429,290	25,105	1,904,395
_______________________________________

(1)
The amount included in this column for Mr. Riemann for 2014 includes a $600,000 retention bonus paid for the period of January 1, 2014 through June 30, 2014. The amount in this column for Mr. Pytosh includes a $125,000 relocation bonus.

(2)
Amounts in this column reflect the aggregate grant date fair value of phantom units and certain performance units granted during 2014 to Mr. Pytosh and phantom units granted during 2014 to Mr. White pursuant to the CVR Partners LTIP, computed in accordance with FASB ASC 718. Assumptions relied upon in such valuation are set forth in footnote 3 to our audited financial statements. The phantom and performance units generally vest over three years, provided that the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, and subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The grant date fair value of the performance based phantom units included for Mr. Pytosh was $633,339. Assuming the highest level of performance attainment, the value would be $696,673.The table does not include amounts with respect to equity awards granted by CVR Energy prior to December 2013 to certain of the named executive officers pursuant to the CVR Energy LTIP because such amounts were not reimbursed by us. For 2014, the above table reflects the aggregate grant date fair value for incentive units granted to Ms. Ball and Mr. Pytosh by CVR Energy. For 2013, the above table reflects the aggregate grant date fair value for certain performance units granted in December 2013 to Mr. Lipinski and for incentive units granted to Ms. Ball and Mr. Gross by CVR Energy. We now pay for our allocated portion of performance and incentive units pursuant to the services agreement.

(3)
For Messrs. Pytosh and White, amounts in this column for 2014 reflect amounts earned pursuant to the CVR Partners PIP in respect of 2014 which were paid in 2015. For Mr. Lipinski, Ms. Ball and Messrs. Gross and Riemann, amounts in this column for 2014, 2013 and 2012 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during 2014, 2013 and 2012, which were paid in 2015, 2014 and 2013, respectively. For Mr. Lipinski, the amount for 2013 also reflects the aggregate grant date fair value for certain performance units granted in December 2013 that are valued based on a performance factor that is tied to certain operational performance metrics.

(4)
Amounts in this column for 2014 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $15,600 for each named executive officer; (b) $11,440 for Mr. Lipinski, $1,692 for Ms. Ball, $2,539 for Mr. White, $11,458 for Mr. Gross and $5,518 for Mr. Riemann in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (c) $3,564 for Mr. Lipinski, $588 for Mr. Pytosh, $939 for Ms. Ball, $944 for Mr. White, $2,614 for Mr. Gross and $1,743 for Mr. Riemann in premiums paid by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

(5)	Mr. Pytosh's compensation for 2014 has been pro-rated to reflect amounts earned starting on May 5, 2014, the date he became employed by our general partner.

(6)	Ms. Ball became employed as chief financial officer and treasurer on August 7, 2012. Prior to such date, Ms Ball served as vice president and chief accounting officer of our general partner.

(7)	Mr. Riemann's compensation for 2014 has been pro-rated to reflect amounts earned through June 30, 2014, the date of his retirement.
As described in more detail in the Compensation Discussion and Analysis, named executive officers other than Messrs. Pytosh and White are employed by CVR Energy and dedicated only a portion of their time to our business in 2014. Furthermore, Mr. Pytosh dedicated a portion of his time to CVR Energy and CVR Refining matters during 2014.
The following table outlines 2014 cash compensation paid to the named executive officers who are employed by CVR Energy and was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated to our business during 2014.

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation($)	Other (a) ($)
John J. Lipinski	140,000	—	405,160	4,285
Susan M. Ball	109,200	260,401	126,410	5,105
Edmund S. Gross	95,000	—	109,972	7,418
Stanley A. Riemann	73,500	—	170,167	186,858
_______________________________________

(a)	For Mr. Riemann, this total includes amounts payable for his retention bonus.
The following table outlines 2014 cash compensation paid to Mr. Pytosh for time he spent attributable to service to CVR Energy and CVR Refining.

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)	Other ($)
Mark A. Pytosh	100,362	529,072	118,477	45,180

Grants of Plan-Based Awards
The following table sets forth information concerning amounts that could have been earned by our named executive officers under the CVR Energy PIP, CVR Partners PIP and CVR Partners LTIP, as applicable, during 2014, as well as certain incentive unit awards made to our named executive officers.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (2)($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John J. Lipinski	—	1,000,000	2,500,000	3,750,000	—	—
Mark A. Pytosh	—	156,815	392,038	580,056	—	—
	5/5/2014				30,116	633,339
	12/26/2014				22,999	408,002
	12/26/2014				66,595	612,008
Susan M. Ball	—	156,000	390,000	585,000	—	—
	12/26/2014	—	—	—	52,424	930,002
William White	—	68,414	171,035	256,553	—	—
	12/26/2014				29,380	270,002
Edmund S. Gross	—	152,000	380,000	570,000
Stanley A. Riemann	—	196,000	490,000	735,000	—	—
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Partners PIP (with respect to Messrs. Pytosh and White) or under the CVR Energy PIP (with respect to Mr. Lipinski, Ms. Ball and Messrs. Gross and Riemann) in respect of 2014 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2014 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis.

(2)
Reflects the grant date fair value of certain incentive units awarded to Ms. Ball and Mr. Pytosh by CVR Energy during 2014, computed in accordance with FASB ASC 718. Reflects the grant date fair value of phantom units awarded to Mr. Pytosh and Mr. White under the CVR Partners LTIP during 2014, computed in accordance with FASB ASC 718.

Employment Agreements
John J. Lipinski.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008, January 1, 2010, January 1, 2011 and January 1, 2014. The agreement has a three year term continuing through January 1, 2017, unless otherwise terminated by CVR Energy or Mr. Lipinski; provided CVR Energy may extend the agreement in one-year increments by providing 90 days' notice prior to the expiration of the initial term or then current renewal term. Mr. Lipinski receives an annual base salary of $1,000,000 effective as of January 1, 2014. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for one year following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Mark A. Pytosh.    CVR GP, LLC, our general partner, entered into an employment agreement with Mr. Pytosh effective as of May 5, 2014, as amended December 19, 2014. The agreement has a term extending through December 31, 2016, unless otherwise terminated by CVR GP or Mr. Pytosh. The agreement provides for an annual base salary of $475,000. Mr. Pytosh is also eligible to receive a performance-based annual cash bonus with a target payment equal to 125% of his annual base salary to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR GP for each fiscal year; provided, in 2015, a portion of his bonus will be based upon individual and/or company performance criteria established by the compensation committee of the board of directors of CVR Energy to the extent Mr. Pytosh performs services for CVR Energy. Mr. Pytosh is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives. The agreement requires Mr. Pytosh to abide by perpetual restrictive covenants relating to non-disclosure and non-

disparagement, and also include covenants relating to non-solicitation and non-competition during his employment and for six months following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Susan M. Ball.    On October 23, 2007, CVR Energy entered into an employment agreement with Ms. Ball, which was amended on March 5, 2009 and October 9, 2009, and amended and restated on each of January 1, 2010 and January 1, 2011. This agreement was subsequently amended and restated effective as of on August 7, 2012 in connection with Ms. Ball's promotion to the role of chief financial officer and treasurer, and amended again on December 31, 2013. The agreement has a term extending through December 31, 2015, unless otherwise terminated by CVR Energy or Ms. Ball. The annual salary in effect for Ms. Ball effective January 1, 2014 was $390,000. Ms. Ball is also eligible to receive a performance-based annual cash bonus with a target payment equal to 100% of her annual base salary to be based upon individual and/or performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Ms. Ball is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during her employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
William White. Mr. White does not have an employment agreement. Mr. White is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives.
Edmund S. Gross. On July 12, 2005, CRLLC entered into an employment agreement with Mr. Gross, which was subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. The agreement was amended and restated effective January 1, 2010 and on January 1, 2011, and amended again on December 31, 2013. The agreement with Mr. Gross has a term extending through December 31, 2014, unless otherwise terminated earlier by CVR Energy or Mr. Gross. The employment agreement provides for an annual base salary and also provide that Mr. Gross is eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The base annual salary in effect for Mr. Gross effective as of January 1, 2014 was $380,000 and the target annual bonus percentage was 100%. Mr. Gross was also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement required Mr. Gross to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation during his employment and for one year following termination of employment. In addition, the employment agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under “— Change-in-Control and Termination Payments.”
Stanley A. Riemann.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Riemann, which was subsequently assumed by CVR Energy and amended and restated effective as of December 29, 2007. This agreement was amended and restated effective January 1, 2010 and again on January 1, 2011 and has a term of three years that expires in January 2014, unless otherwise terminated earlier by either party. Mr. Riemann is also eligible to receive a performance-based annual cash bonus to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. The target annual bonus percentage for Mr. Riemann is 200%. Mr. Riemann is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Mr. Riemann to abide by a perpetual restrictive covenant relating to non-disclosure and also include covenants relating to non-solicitation and non-competition during his employment and for one year following termination of employment. Mr. Riemann's employment agreement expired on January 1, 2014. On November 29, 2013, CVR Energy and Mr. Riemann entered into a letter agreement extending his employment from January 1, 2014 to June 30, 2014. Under the letter agreement, Mr. Riemann’s base salary continued at the rate in effect immediately prior January 1, 2014 ($490,000). As a result of his continued employment through, and retirement on, June 30, 2014, Mr. Riemann will be entitled to receive a pro-rata bonus based on the actual performance of CVR Energy for 2014, payable when bonuses for 2014 are paid generally to CVR Energy’s executive officers, and Mr. Riemann received a cash payment of $600,000. In addition, Mr. Riemann remains subject to the restrictive covenant obligations contained in his prior employment agreement.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Partners LTIP that were held by certain of the named executive officers as of December 31, 2014, as well as outstanding incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Mark A. Pytosh	20,077	(2)	207,596
	66,595	(3)	648,635
	22,999	(4)	386,383
Susan M. Ball	26,432	(5)	521,503
	52,424	(4)	880,723
William White	3,261	(6)	31,762
	10,162	(7)	113,306
	29,380	(3)	286,161
_______________________________________

(1)
This column represents the number of unvested units outstanding on such date, multiplied by the closing price of the units on December 31, 2014, which: (a) for purposes of the phantom units described in footnote (2) below, was $10.34 (the closing price of $9.74 plus $0.60 in accrued distributions); (b) for purposes of the phantom units described in footnotes (3) and (6) below, was $9.74; (c) for purposes of the incentive units described in footnote (4) below was $16.80; (d) for purposes of the incentive units described in footnote (5) below, was $19.73 (the closing price of $16.80 plus $2.93 in accrued distributions); (e) for purposes of the phantom units described in footnote (7) below was $11.15 (the closing price of 9.74 plus $1.41 in accrued distributions).

(2)
The phantom units reflected were issued on May 5, 2014. The remaining unvested units are scheduled to vest in one-half increments on performance cycles ended December 31, 2015 and 2016 provided the executive continue to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(3)
The phantom units reflected were issued on December 26, 2014 and are scheduled to vest in one-third annual increments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(4)
The incentive units reflected were issued on December 26, 2014 and are scheduled to vest in one-third annual increments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(5)
The incentive units reflected were issued on December 31, 2013. The remaining unvested units are scheduled to vest in one-half increments on December 27, 2015 and 2016, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(6)
The phantom units reflected were issued on December 28, 2012. The remaining unvested units are scheduled to vest on December 28, 2015, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(7)
The phantom units reflected were issued on December 27, 2013. The remaining unvested units are scheduled to vest in one-half increments on December 27, 2015 and 2016, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.
Equity Awards Vested During Fiscal Year 2014
This table reflects the portion of phantom units granted pursuant to the CVR Partners LTIP as well as incentive and performance unit awards made by CVR Energy for which the Partnership will share in the expense that became vested during 2014.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Pytosh	10,039	79,509	(1)
William White	3,265	29,809	(2)
	3,261	29,936	(2)
	5,082	57,782	(3)
John L. Lipinski	132,170	1,562,249	(4)
Susan M. Ball	13,216	312,426	(5)
Edmund S. Gross	11,748	277,723	(5)
_______________________________________

(1)
For phantom units that became vested during fiscal year 2014, the amount reflected includes a per unit value equal to (a) the average closing price of CVR Partners' common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of CVR Partners' production of UAN, and (b) accrued distributions of $0.60 per unit.

(2)
For phantom units that became vested during fiscal year 2014, the amounts reflected are calculated by multiplying the number of units that became vested by the closing market price of our units on the NYSE on the applicable vesting date.

(3)
For phantom units that became vested during fiscal year 2014, the amount reflected includes a per unit value equal to (a) the average closing price of CVR Partners' common units in accordance with the agreement, and (b) accrued distributions of $1.41 per unit.

(4)
For phantom units that became vested during fiscal year 2014, the amount reflected includes a per unit value equal to (a) the average closing price of CVR Refining's common units in accordance with the agreement and (b) accrued distributions of $2.93 per unit, multiplied by a performance factor that is based upon CVR Energy's consolidated adjusted EBITDA, certain CVR Refining reliability measures, and aggregated environmental, health and safety results for CVR Refining and CVR Partners.

(5)
For incentive units that became vested during fiscal year 2014, the amount reflected includes a per unit value equal to (a) the average closing price of CVR Refining's common units in accordance with the agreement, and (b) accrued distributions of $2.93 per unit.

Reimbursement of Expenses of Our General Partner
Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ending December 31, 2014, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $17.2 million.
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
Change-in-Control and Termination Payments
Under the terms of certain of the named executive officers' employment agreements with our general partner or CVR Energy (as applicable), they are entitled to severance and other benefits from us or CVR Energy following the termination of their employment under certain circumstances. The amounts of potential post-employment payments and benefits in the narrative and table below assume that the triggering event took place on December 31, 2014, are based on salaries as of December 31, 2014, assume the payment of bonuses at 100% of target, assume Mr. Pytosh was employed by our general partner as of January 1, 2014 (instead of his actual hire date of May 5, 2014), and for purposes of retirement, assumes the individual is eligible for retirement. Pursuant to the services agreement that we entered into with CVR Energy, we are responsible only for the payment of severance and other benefits costs following the termination of employment of the executive officers that are expected to devote 100% of their time to managing our business, which excludes all of our named executive officers employed by CVR Energy.
John J. Lipinski.    If Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski is entitled to receive as severance: (a) salary continuation for the lesser of (A) 36 months and (B) the greater of (x) the remainder of the term of the employment agreement and (y) 12 months (such period, the “Post-Employment Period”); (b) a pro-rata bonus for the year in which termination occurs based on actual results; and (c) and the continuation of medical, dental, vision and life insurance benefits ("Welfare Benefits") during the Post-Employment Period, or if earlier, until he becomes eligible for such benefits from a subsequent employer. In addition, if Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/12 of his target bonus for the year of termination for each month of the Post-Employment Period.
If Mr. Lipinski's employment is terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lipinski under disability plan(s), Mr. Lipinski is entitled to (a) disability payments during the Post-Employment Period equal to, in the aggregate, Mr. Lipinski's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and (b) a pro-rata bonus for the year in which termination occurs based on actual results. As a condition to receiving these severance payments and benefits, Mr. Lipinski must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. If Mr. Lipinski's employment is terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lipinski's beneficiary (or his estate) will be paid (a) the base salary Mr. Lipinski would have received had he remained employed through the Post-Employment Period, and (b) a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lipinski's supplemental disability payments or the payments due to Mr. Lipinski's beneficiary or estate by reason of his death. Mr. Lipinski will be required to cooperate in obtaining such insurance. Upon a termination by reason of Mr. Lipinski's retirement after reaching age 62, in addition to any Accrued Amounts, Mr. Lipinski will receive (a) continuation of Welfare Benefits during the Post-Employment Period at active-employee rates or until such time as Mr. Lipinski becomes eligible for such benefits from a subsequent employer, (b) provision of an office at CVR Energy's headquarters and use of CVR Energy's facilities and administrative support during the Post-Employment Period at CVR Energy's expense and, at Mr. Lipinski's request, for two years following the Post-Employment Period at Mr. Lipinski's expense, and (c) a pro-rata bonus for the year in which termination occurs based on actual results.
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
If any payments or distributions due to Mr. Lipinski would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lipinski (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lipinski would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason and not by reason of his retirement. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also includes covenants relating to non-solicitation and non-competition during Mr. Lipinski's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for one year following the end of the term (if no severance or disability payments are payable).
Mark A. Pytosh.    If the employment of Mr. Pytosh is terminated either by our general partner without cause and other than for disability or by Mr. Pytosh for good reason (as such terms are defined in his employment agreements), then Mr. Pytosh is entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for the lesser of six months or the remainder of the term of the agreement, (b) a pro-rata bonus for the year in which termination occurs based on actual results and (c) subject to his timely election, and the availability thereof, continuation coverage under our general partner's group health plan as provided under Part 6 of Title I of the Employment Retirement Income Security Act of 1974 (as amended) and Section 4980B of the Internal Revenue Code of 1986 (as amended) (collectively, “COBRA”) for the applicable continuation period under COBRA.
As a condition to receiving these severance payments and benefits, Mr. Pytosh must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to Mr. Pytosh would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the executive officer on an after-tax basis than if there were no reduction. Mr. Pytosh would solely be entitled to Accrued Amounts, if any, upon the termination of employment by our general partner for cause, or by Mr. Pytosh voluntarily without good reason. The agreement requires Mr. Pytosh to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also includes covenants relating to non-solicitation and covenants relating to non-competition during the employment term and for six months following the end of the term.
Susan M. Ball and Edmund S. Gross.    If the employment of Ms. Ball is or Mr. Gross was terminated either by CVR Energy without cause and other than for disability or by the executive officer for good reason (as such terms are defined in their respective employment agreements), then these executive officers are or were entitled, in addition to any Accrued Amounts, to receive as severance (a) salary continuation for the lesser of 12 months or the remainder of the term of their respective employment agreement (the "Severance Period"), (b) a pro-rata bonus for the year in which termination occurs, based on actual results and (c) the continuation of Welfare Benefits during the Severance Period at active-employee rates or until such time as the executive officer becomes eligible for such benefits from a subsequent employer. In addition, if the employment of the named executive officer is or was terminated either by CVR Energy without cause and other than for disability or by the executives for good reason (as these terms are defined in their employment agreements) within one year following a change in control (as defined in their employment agreements) or in specified circumstances prior to and in connection with a change in control, they are also entitled to receive monthly payments equal to 1/12 of their respective target bonuses for the year of termination during the Severance Period. Effective upon the termination of Mr. Gross' employment upon retirement on December 31, 2014 after reaching age 62, in addition to any Accrued Amounts, he is entitled to receive (a) a pro-rata bonus for 2014, based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as he becomes eligible for such benefits from a subsequent employer. Upon a termination of Ms. Ball's employment upon retirement after reaching age 65, in addition to any Accrued Amounts, she will receive (a) a pro-rata bonus for the year in which termination occurs, based on actual results and (b) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as they become eligible for such benefits from a subsequent employer.
In the event that Ms. Ball or Mr. Gross are eligible to receive continuation of Welfare Benefits at active-employee rates but are not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy will use reasonable efforts to obtain individual insurance policies providing the executives with such benefits at the same cost to CVR Energy as providing them with continued coverage under CVR Energy's plans. If such coverage cannot be obtained, CVR Energy will pay the executives on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had they continued participation in its plans.
As a condition to receiving these severance payments and benefits, the executives must (a) execute, deliver and not revoke a general release of claims and (b) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to an executive officer would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the executive officer on an after-tax basis than if there were no reduction. These executive officers would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by the executive voluntarily without good reason and not by reason of retirement, death or disability. The agreements require each of the executive officers to abide by a perpetual restrictive covenant relating to non-disclosure. The agreements also include a covenant relating to non-solicitation and, with respect to Ms. Ball, a covenant relating to non-competition during their employment terms and for one year following the end of the terms.
William White.    Mr. White does not have an employment agreement and is not entitled to any severance and other benefits from our general partner following the termination of his employment.
Stanley A. Riemann.    Mr. Riemann retired effective June 30, 2014. In connection with his retirement, pursuant to the terms of the letter agreement between him and CVR Energy dated November 29, 2013, subject to his execution, delivery and nonrevocation of a release of claims, Mr. Riemann was paid a cash retention bonus of $600,000 and will be entitled to receive a pro-rata bonus based on actual performance of CVR Energy for 2014, payable when bonuses for 2014 are paid generally to CVR Energy’s executive officers. In addition, Mr. Riemann was provided COBRA continuation coverage for six months following his retirement date, and was reimbursed to the extent such COBRA coverage exceeded the premiums at the active employee rate. Mr. Riemann remains subject to the restrictive covenant obligations contained in his prior employment agreement. The table below shows Mr. Riemann's pro-rata bonus for 2014, and the amount of reimbursement for the excess rate associated with his COBRA continuation coverage.

	Cash Severance ($)					Benefit Continuation ($)(3)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	4,500,000	4,500,000	2,500,000	4,500,000	9,500,000	25,246	25,246	25,246	25,246	25,246
Mark A. Pytosh	—	—	—	831,250	831,250	—	—	—	—	—
Susan M. Ball	—	—	390,000	780,000	1,170,000	—	—	5,172	2,586	2,586
Edmund S. Gross	—	—	380,000	—	—	—	—	5,172	—	—
Stanley A. Riemann	—	—	567,224	—	—	—	—	263	—	—
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

(3)	Beginning in 2014, CVR Energy switched to a self-insured medical plan, and premiums for the named executive officers are paid by the employee only.
Each of the named executive officers of our general partner who is employed by CVR Energy has been granted restricted stock units pursuant to the CVR Energy LTIP.
The awards that were granted in December 2012 consist of restricted stock units and dividend equivalent rights, which represent the right to receive, upon vesting, a cash payment equal to the fair market value of one share of CVR Energy common stock, plus the cash value of all dividends that were declared and paid by CVR Energy during the vesting period for that award. Awards of restricted stock units granted prior to the December 2012 grants (which only applies to Ms. Ball) represent the holder's right to receive, upon vesting, a cash payment equal to the lesser of $30.00 or the fair market value of a restricted share, as defined in the Transaction Agreement. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances.
The awards that were granted in December 2012 become immediately vested in the event of the relevant named executive officer's death or disability. In addition, (a) the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control; and (b) if such named executive officer is terminated other than for cause or resigns for good reason in the absence of a change in control, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. The terms disability, cause, good reason and change in control are all defined in the CVR Energy LTIP.
The restricted stock units that were granted prior to December 2012 (which only applies to Ms. Ball) become immediately vested in the event of the relevant named executive officer's death, disability or retirement, or in the event of any of the following: (a) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (b) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (c) such named executive officer's employment is terminated under certain circumstances prior to a change in control. The terms disability, retirement, cause, good reason and change in control are all defined in the CVR Energy LTIP. In addition, in the event that Ms. Ball is terminated by CVR Energy without cause and other than for disability at any time on or following the date that she reaches age 60, then Ms. Ball's restricted stock units would vest immediately. This acceleration provision would not apply to Ms. Ball during the term of the award.
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
Also in December 2013, CVR Energy granted Ms. Ball and Mr. Gross awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of CVR Refining's common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by the CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on December 27, 2014, subject to immediate vesting under certain circumstances. The awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If Ms. Ball or Mr. Gross is terminated other than for cause or resigns for good reason in the absence of a change in control, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
In December 2014, CVR Energy granted Ms. Ball and Mr. Pytosh awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Refining's common units for the ten trading days preceding vesting, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. With respect to Ms. Ball, the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If Ms. Ball or Mr. Pytosh is terminated other than for cause or resigns for good reason in the absence of a change in control, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
The following table reflects the value of accelerated vesting of the unvested restricted stock units and incentive units held by the named executive officers assuming the triggering event took place on December 31, 2014, and for purposes of retirement, assumes the individual is eligible for retirement. For purposes of: (a) the December 2012 restricted stock unit awards, the value is based on the closing price of the CVR Energy's common stock as of December 31, 2014 date, which was $38.71 per share plus accrued dividends of $19.25 per share; (b) the restricted stock unit awards prior to December 2012, the value is based on a value of $30.00 per share in accordance with the Transaction Agreement; (c) for purposes of the December 2013 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the first 10 trading days of December 2014, or $20.71 per unit plus accrued distributions of $2.93 per unit; and (d) for purposes of the December 2014 incentive unit awards, the value is based on the 10-day average closing price for the 10 trading days preceding December 31, 2014, or $17.17. For Mr. Riemann, the table reflects the value of an award of restricted stock units that accelerated on June 30, 2014 in connection with his retirement. The table does not take into consideration the value of the performance units held by Mr. Lipinski (which are the only awards held by Mr. Lipinski) since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated. Mr. Pytosh does not have any awards from CVR Energy that qualify for acceleration in these circumstances.
Value of Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Susan M. Ball	380,900	380,900	56,730	—	1,905,873
Edmund S. Gross	324,170	324,170	—	—	879,592
Stanley A. Riemann	—	—	794,190	—	—
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.
Mr. Pytosh and Mr. White have been granted phantom units pursuant to the CVR Partners LTIP.
The phantom units granted to Mr. White in December 2012 represent the right to receive one common unit of the Partnership upon vesting. The award is subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. The phantom units granted to Mr. White become immediately vested in the event of Mr. White's death or disability. In addition, (a) the awards become immediately vested in the event Mr. White (i) is terminated other than for cause within the one-year period following a change in control; or (ii) resigns from employment for good reason within the one year period following a change in control; and (b) if Mr. White is terminated other than for cause or such executive resigns for good reason in the absence of a change in control, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. The terms disability, cause, good reason and change in control are all defined in the CVR Partners LTIP.
In December 2013, CVR Partners granted Mr. White an award consisting of phantom units and distribution equivalent rights. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of CVR Partners' common units for the first ten trading days in the month of vesting, plus (b) the per unit cash value of all distributions declared and paid by CVR Partners from the grant date to and including the vesting date. The award is subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. If Mr. White is terminated other than for cause, or if his employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
In May 2014, CVR Partners granted Mr. Pytosh an award of performance-based phantom units and distribution equivalent rights. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of CVR Partners' common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of CVR Partners' production of UAN, and (b) the per unit cash value of all distributions declared and paid by CVR Partners from the grant date to and including the vesting date. The awards are subject to transfer restrictions and carry performance cycles ending on December 31, 2014, 2015 and 2016. In the event of Mr. Pytosh’s termination of employment prior to December 31, 2016 by reason of Mr. Pytosh’s death or disability or by CVR Partners other than for cause (as each term is defined in the LTIP), all phantom units and distribution equivalent rights with respect to the performance cycle in which the termination occurs and with respect to any performance cycle that has been completed at the time of such termination (but remains unpaid) will remain outstanding, and amounts due to Mr. Pytosh, if any, with respect to such phantom units and distribution equivalent rights will be paid in the ordinary course as if his employment had not terminated (provided, in such instances the performance factor may not exceed 100%).
In December 2014, CVR Partners granted Mr. Pytosh and Mr. White awards consisting of phantom units and distribution equivalent rights. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the CVR Partners' common units for the ten trading days preceding vesting, plus (b) the per unit cash value of all distributions declared and paid by CVR Partners from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. If Mr. Pytosh or Mr. White is terminated other than for cause or if Mr. Pytosh resigns for good reason, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
The following table reflects the value of accelerated vesting of the unvested phantom unit awards held by the named executive officers assuming the triggering event took place on December 31, 2014. Only the December 2012 awards have provisions that would trigger acceleration in the relevant circumstances below. For purposes of the December 2012 phantom unit awards, the value is based on the closing price of the CVR Partners' common units as of December 31, 2014, which was $9.74 per unit. The table does not take into consideration the value of the performance-based phantom units held by Mr. Pytosh since such phantom units would not accelerate in the relevant circumstances, but instead pay out in the ordinary course as if his employment had not terminated. Mr. Pytosh does not have any awards from CVR Energy that qualify for acceleration in these circumstances.
Value of Accelerated Vesting of Phantom Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
William White	31,762	31,762	—	—	31,762
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.
Compensation of Directors
Directors of our general partner who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for their services. During 2014, independent directors received an annual director fee of $55,000. The audit committee chair received an additional fee of $15,000 per year, while independent directors serving on the audit committee received an additional fee of $7,500 per year. The compensation committee chair received an additional fee of $8,000 per year, while independent directors serving on the compensation committee received an additional fee of $5,000 per year. The chair of the environmental, health and safety committee received an additional fee of $8,000 per year, while independent directors serving on the environmental, health and safety committee received an additional fee of $5,000 per year. In addition, independent directors also received a one-time cash payment of $20,000 (in lieu of the common unit award, which has been discontinued) and were also reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses.
The following table sets forth the compensation received by each independent director of our general partner for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Total Compensation ($)
Donna R. Ecton	95,000	—	95,000
Frank M. Muller, Jr.	95,500	—	95,500
Mark A. Pytosh (3)	23,500	—	23,500
Peter K. Shea (4)	61,667	17,135	78,802
_______________________________________

(1)
Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2014. This column also reflects $20,000 for Ms. Ecton and Messrs. Muller and Shea that was paid in lieu of common units in December of 2014.

(2)
Mr. Shea was granted 814 common units on May 5, 2014. The number of common units granted was based on the closing price of CVR Partners common units on the day of vesting, or $21.05 per unit. The dollar amounts in the table reflect the grant date fair value of these phantom units in accordance with FASB ASC 718.

(3)	In conjunction with his appointment as Chief Executive Officer on May 5, 2014, Mr. Pytosh was no longer compensated as an independent director.

(4)	Effective May 5, 2014, Peter K. Shea was appointed to the board of directors of our general partner.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our common units as of February 17, 2015 by:

•	our general partner;

•	each of our general partner's directors;

•	each of our named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent
CVR GP, LLC(1)	—	—
Coffeyville Resources, LLC(2)	38,920,000	53.2%
John J. Lipinski(3)	187,500	*
Mark A. Pytosh(4)	55,932	*
Stanley A. Riemann	30,000	*
Susan M. Ball	1,800	*
Edmund S. Gross	—	—
SungHwan Cho	—	—
Donna R. Ecton(5)	26,469	*
Frank M. Muller, Jr.(6)	35,122	*
Andrew Roberto	—	—
Peter K. Shea	586	*
All directors and executive officers of our general partner as a group (10 persons)(7)	309,598	*
_______________________________________

*	Less than 1%

(1)	CVR GP, LLC, a wholly-owned subsidiary of Coffeyville Resources, is our general partner and manages and operates our business and has a non-economic general partner interest.

(2)
Coffeyville Resources is an indirect wholly-owned subsidiary of CVR Energy, a publicly traded company. CVR Energy may be deemed to have direct beneficial ownership of the common units held by Coffeyville Resources by virtue of its control of Coffeyville Resources. The directors of CVR Energy are Carl C. Icahn, Bob. G. Alexander, SungHwan Cho, Andrew Langham, John J. Lipinski, Courtney Mather, Stephen Mongillo, Andrew Roberto and James M. Strock.

(3)
Mr. Lipinski owns 62,500 common units directly. In addition, Mr. Lipinski may be deemed to be the beneficial owner of an additional 125,000 common units, which are owned by the 2011 Lipinski Exempt Family Trust, which are held in trust for the benefit of Mr. Lipinski's family. Mr. Lipinski's spouse is the trustee of the trust.

(4)
Mr. Pytosh purchased 50,000 common units in connection with CVR Partners' Initial Public Offering in April 2011. Mr. Pytosh was awarded 1,478 common units on June 1, 2011, 2,418 common units on December 30, 2011, and 816 common units on December 28, 2012 and 1,220 common units on December 27, 2013. These common units vested immediately.

(5)
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

(6)
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

(7)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (1) the 187,500 common units owned directly or indirectly by Mr. Lipinski, the 55,932 common units owned by Mr. Pytosh, the 1,800 common units owned by Ms. Ball and the 2,189 common units owned by William White, (2) the 26,469 common units owned by Ms. Ecton, (3) the 35,122 common units owned by Mr. Muller, (4) the 586 owned by Mr. Shea.

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
The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2014. The CVR Partners LTIP was approved by the board of directors of our general partner in March 2011.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Vesting		Weighted-Average Exercise Price of Outstanding Securities		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
CVR Partners, LP Long- Term Incentive Plan	7,707	(1)		(2)	4,820,215	(3)
Equity compensation plans not approved by security holders:
None
Total	7,707		—		4,820,215
_______________________________________

(1)	Represents common and phantom units awarded under the CVR Partners LTIP.

(2)	Units do not have an exercise price. Payout is based on completing a specified period of employment.

(3)
Represents units that remain available for future issuance pursuant to the CVR Partners LTIP in connection with awards of options, unit appreciation rights, distribution equivalent rights, restricted units and phantom units. As of December 31, 2014, 255,581 equity-settled common and phantom units had been granted under the CVR Partners LTIP, of which 75,796 common and phantom units have been forfeited and 7,707 remain unvested.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Coffeyville Resources, a wholly-owned subsidiary of CVR Energy, owns (i) 38,920,000 common units, representing approximately 53% of our outstanding units and (ii) our general partner with its non-economic general partner interest (which does not entitle it to receive distributions). On August 29, 2012, the Partnership's shelf registration statement on Form S-3 was declared effective by the SEC, enabling CRLLC to sell, from time to time, in one or more public offerings or direct placements, up to 50,920,000 common units. CRLLC has sold 12,000,000 common units to date pursuant to this shelf registration statement.
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
We obtain most (over 70% on average during the last five years) of the pet coke we need from CRRM's adjacent crude oil refinery pursuant to the pet coke supply agreement, and procure the remainder through a contract with HollyFrontier Corporation and on the open market. The price we pay pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN, or the UAN-based price, and a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.
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
In the event CRRM delivers pet coke to us on a short-term basis and such pet coke is off-specification on more than 20 days in any calendar year, there will be a price adjustment to compensate us for costs to modify our equipment to process the pet coke received. If CRRM determines that there will be a change in pet coke quality on a long-term basis, then it will be required to notify us of such change with at least three years' notice. We will then determine the appropriate changes necessary to our nitrogen fertilizer plant in order to process such off-specification pet coke. CRRM will compensate us for the cost of making such modifications and/or adjust the price of pet coke on a mutually agreeable commercially reasonable basis.
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
The cost of pet coke cost per ton purchased from CRRM averaged $24, $27 and $30 for the years ended December 31, 2014, 2013 and 2012, respectively. Total cost of pet coke from CRRM to CRNF were approximately $9.2 million, $9.8 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and included in cost of product sold (exclusive of depreciation and amortization) on the Consolidated Statement of Operations. Third-party pet coke prices averaged $41, $40 and $42 for the years ended December 31, 2014, 2013 and 2012, respectively. Total purchases of pet coke from third parties were approximately $4.4 million, $4.8 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Feedstock and Shared Services Agreement
We are party to a feedstock and shared services agreement with CRRM which was most recently amended in December 2013, under which we and CRRM provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and our nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas.
Pursuant to the feedstock agreement, we and CRRM have agreed, to transfer excess hydrogen to one another; provided CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. Pricing for sales of hydrogen from us to CRRM is based on ammonia prices for sales of hydrogen up to a designated amount. For sales of hydrogen in excess of such amount, the pricing reverts to a UAN pricing structure to make us whole, as if we had produced UAN for sale. Pricing for sales of hydrogen by CRRM to us is based off of the price of natural gas. The hydrogen sales that we and CRRM make to each other are netted on a monthly basis, and we or CRRM will be paid to the extent that either of us sells more hydrogen than purchased in any given month. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the years ended December 31, 2014, 2013 and 2012, the net sales generated from the sale of hydrogen to CRRM were approximately $10.1 million, $11.4 million and $6.3 million, respectively. For the years ended December 31, 2014, 2013 and 2012, CVR Partners also recognized $41,000, $0.6 million and $0.2 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the transfer of excess hydrogen from the refinery. At December 31, 2014 and 2013, there was approximately $1.3 million and $2.6 million, respectively, of receivables included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.
The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) recorded in direct operating expenses during the years ended December 31, 2014, 2013 and 2012 were approximately $(0.1) million, $0.1 million and $(11,000), respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.
We are also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by us in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in our electric bill. Reimbursed direct operating expenses associated with nitrogen for the years ended December 31, 2014, 2013 and 2012 were approximately $1.0 million, $0.5 million and $1.4 million, respectively.
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
The agreement provides a mechanism pursuant to which we may transfer a tail gas stream to CRRM which installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. We agreed to pay CRRM the cost of installing the pipe over a two year period and in the third year to provide an additional 15% to cover the cost of capital. At December 31, 2014 and 2013, an asset of approximately $0.2 million was included in other current assets and approximately $1.0 million and $1.1 million, respectively, was included in other non-current assets with an offset liability of approximately $0.1 million and $0.3 million, respectively, in accrued expenses and other current liabilities and approximately $0 and $0.1 million, respectively, in other long-term liabilities in our Consolidated Balance Sheet.
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
The agreement also addresses the allocation of various other feedstocks, services and related costs between the parties. Sour water, water for use in fire emergencies, tank storage, costs associated with security services, and costs associated with the removal of excess sulfur are all allocated between the two parties by the terms of the agreement. The agreement also requires us to reimburse CRRM for utility costs related to a sulfur processing agreement between Tessenderlo Kerley, Inc. ("Tessenderlo Kerley") and CRRM. We have a similar agreement with Tessenderlo Kerley. Otherwise, costs relating to both our and CRRM's existing agreements with Tessenderlo Kerley are allocated equally between the two parties except in certain circumstances.
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
Lease Agreement.    We are party to a lease agreement with CRRM in October 2007 under which we lease certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that we may terminate the lease at any time during the initial term by providing 180 days' prior written notice. In addition, we have the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then-existing term. There were no amounts outstanding with respect to the lease agreement as of December 31, 2014 and 2013.
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
Services Agreement
We obtain certain management and other services from CVR Energy pursuant to a services agreement between us, CVR GP and CVR Energy. Under this agreement, our general partner has engaged CVR Energy to conduct our day-to-day business operations. CVR Energy provides us with the following services under the agreement, among others:

•
services from CVR Energy's employees in capacities equivalent to the capacities of corporate executive officers except that those who serve in such capacities under the agreement shall serve us on a shared, part-time basis only, unless we and CVR Energy agree otherwise;

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
The agreement also contains an indemnity provision whereby we, our general partner, and CRNF, as indemnifying parties, agree to indemnify CVR Energy and its affiliates (other than the indemnifying parties themselves) against losses and liabilities incurred in connection with the performance of services under the agreement or any breach of the agreement, unless such losses or liabilities arise from a breach of the agreement by CVR Energy or other misconduct on its part, as provided in the agreement. The agreement also contains a provision stating that CVR Energy is an independent contractor under the agreement and nothing in the agreement may be construed to impose an implied or express fiduciary duty owed by CVR Energy, on the one hand, to the recipients of services under the agreement, on the other hand. The agreement prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from CVR Energy or certain affiliates.
Net amounts incurred under the services agreement for the years ended December 31, 2014, 2013 and 2012, were approximately $14.6 million, $14.4 million and $10.1 million, respectively.
GP Services Agreement
The Partnership is party to a GP Services Agreement dated November 29, 2011 and subsequently amended between the Partnership, CVR GP, LLC and CVR Energy. This agreement allows CVR Energy to engage CVR GP, LLC, in its capacity as the Partnership's general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership's general partner and CVR Energy from time to time. As payment for certain specific services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the employment of the certain employees who provide CVR Energy services on a part-time basis, as determined by the Partnership's general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. CVR Energy is not required to directly pay any compensation, salaries, bonuses or benefits to any of the Partnership's or general partner's employees who provide other services to CVR Energy on a full-time or part-time basis, thus the Partnership will continue to pay their compensation.
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
Trademark License Agreement
We are party to a Trademark License Agreement with CVR Energy pursuant to which CVR Energy has granted us a non-exclusive, non-transferable license to use the Coffeyville Resources word mark and the CVR Partners and Coffeyville Resources logos in connection with our business. We agreed to use the marks only in the form and manner and with appropriate legends as prescribed from time to time by CVR Energy, and CVR Energy agreed that the nature and quality of the business that uses the marks will conform to standards currently applied by CVR Partners. Either party can terminate the license with 60 days' prior notice.
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
Agreements with IEP
Railcar Lease Agreement
From March 2009 through June 2013, the Partnership leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. This rent expense is included in cost of product sold in the Consolidated Statement of Operations. For the years ended December 31, 2013 and 2012, rent expense of $0.4 million and $1.1 million, respectively, was recorded related to this agreement.
Railcar Purchases and Maintenance
In 2014, the Partnership purchased fifty new UAN railcars from American Railcar Industries, Inc. ("ARI") for approximately $6.7 million and twelve used UAN railcars from ARL for approximately $1.1 million. Both ARI and ARL are controlled by Mr. Carl C. Icahn, CVR Energy's majority shareholder. Also, ARI performed railcar maintenance for the Partnership and the expenses associated with this maintenance were approximately $50,000 for the year ended December 31, 2014.
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
Item 14.    Principal Accounting Fees and Services
Grant Thornton LLP ("Grant Thornton") has served as the Partnership's independent public registered accounting firm since August 2013. Prior to August 2013, KPMG LLP ("KPMG") served as the Partnership's independent public registered accounting firm. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2015.
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2014.
The following table presents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2014 and 2013:

	Fiscal	Fiscal
	Year 2014	Year 2013
(in thousands)
Audit fees (1)	$575	$385
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$575	$385

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements, the audit of the effectiveness of the Partnership's internal control over financial reporting, consents and consultations on financial accounting and reporting standards arising during the course of the audits and reviews. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

The following table presents fees billed for professional services and other services in the following categories and amounts by KPMG for the fiscal year December 31, 2013:

Fiscal
Year 2013
(in thousands)
Audit fees (1)	$291
Audit-related fees	—
Tax fees (2)	48
All other fees	—
Total	$339

(1)
Represents the aggregate fees for professional services rendered for the audit of the Partnership's financial statements for fiscal year ended December 31, 2013, audit of the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013, assistance with Securities Act filings and related matters, consents issued in connection with Securities Act filings and consultations on financial accounting and reporting standards arising during the course of the audit and reviews for fiscal year 2013. Also includes the review of the consolidated financial statements included in the Partnership's quarterly reports on Form 10-Q.

(2)	Tax fees consist of fees for general income tax consulting and tax compliance for fiscal year 2013.

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

10.2.1**
First Amendment to Amended and Restated On-Site Product Supply Agreement, dated as of October 31, 2008, by and between Coffeyville Resources Nitrogen Fertilizers, LLC and Linde, Inc. (n/k/a Linde LLC) (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed by CVR Energy, Inc. on November 13, 2008 (Commission File No. 001-33492)).

10.3**
Amended and Restated Electric Services Agreement dated August 1, 2010, by and between Coffeyville Resources Nitrogen Fertilizers, LLC and the City of Coffeyville, Kansas (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by CVR Energy, Inc. on August 25, 2010 (Commission File No. 001-33492)).

10.4**
Coke Supply Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.5**
Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.6**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.6.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 of the Form 10-K filed by CVR Energy, Inc. on March 28, 2008 (Commission File No. 001-33492)).

10.6.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on August 14, 2008 (Commission File No. 001-33492)).

10.7**
Amended and Restated Feedstock and Shared Services Agreement, dated as of April 13, 2011, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers,  LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.7.1**
Amendment to Amended and Restated Feedstock and Shared Services Agreement, dated as of December 30, 2013, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7.1 of the Form 10-K filed on February 26, 2014).

10.8**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.9**
Second Amended and Restated Services Agreement, dated as of May 4, 2012, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 2, 2012).

10.9.1**
Amendment to Second Amended and Restated Services Agreement, dated as of February 17, 2014, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 2, 2014).

10.10**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.11**
Amended and Restated Registration Rights Agreement, dated as of April 13, 2011, by and between CVR Partners, LP and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.12**
Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.13**
Trademark License Agreement, dated as of April 13, 2011, by and between CVR Energy, Inc. and CVR Partners, LP (incorporated by reference to Exhibit 10.9 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.14**	GP Services Agreement, dated as of November 29, 2011, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 24, 2012).

10.14.1**
Amendment to GP Services Agreement, dated as of June 27, 2014, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on August 1, 2014).

10.15**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 2, 2012).

10.16**
Credit and Guaranty Agreement, dated as of April 13, 2011, among Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Partners, LP, the lenders party thereto and Goldman Sachs Lending Partners LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.17**	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.17.1**†	Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.13.1 of the Form S-1/A filed on March 17, 2011).

10.17.2**†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13.2 of the Form S-1/A filed on March 17, 2011).

10.17.3**†	Form of Director Unit Issuance Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on August 8, 2011).

10.17.4**†	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.18.4 of the Form 10-K filed on March 1, 2013).

10.17.5*†	Form of Employee Phantom Unit Agreement.

10.18**†	Employee Phantom Unit Agreement, dated as of May 5, 2014, by and between CVR Partners, LP and Mark A. Pytosh (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 1, 2014).

10.19**†
Fourth Amended and Restated Employment Agreement, dated as of December 19, 2013, by and between CVR Energy, Inc. and John J. Lipinski (incorporated by reference to Exhibit 10.18 of the Form 10-K filed on February 26, 2014).

10.19.1*†	Amendment to Fourth Amended and Restated Employment Agreement, dated as of March 17, 2014, by and between CVR Energy, Inc. and John J. Lipinski.

10.20**†
Third Amended and Restated Employment Agreement, dated as of July 27, 2012, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on November 6, 2012 (Commission File No. 001-33492)).

10.20.1**†
Amendment Number 1 to the Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Susan M. Ball (incorporated by reference to Exhibit 10.19.1 of the Form 10-K filed on February 26, 2014).

10.21**†	Employment Agreement, dated as of April 16, 2014, by and between CVR GP, LLC and Mark A. Pytosh (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 1, 2014).

10.21.1*†	Amendment to Employment Agreement, dated as of December 19, 2014, by and between CVR GP, LLC and Mark A. Pytosh.

10.22**†	Letter Agreement, dated as of November 29, 2013, by and between CVR Energy, Inc. and Stanley A. Riemann (incorporated by reference to Exhibit 10.20.1 of the Form 10-K filed on February 26, 2014).

10.23**†
Third Amended and Restated Employment Agreement, dated as of January 1, 2011, by and between CVR Energy, Inc. and Edmund S. Gross (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed by CVR Energy, Inc. on May 10, 2011 (Commission File No. 001-33492)).

10.23.1**†
Amendment Number 1 to Third Amended and Restated Employment Agreement, dated as of December 31, 2013, by and between CVR Energy, Inc. and Edmund S. Gross (incorporated by reference to Exhibit 10.16.1 of the Form 10-K filed by CVR Energy, Inc. on February 26, 2014 (Commission File No. 001-33492)).

10.24*†	Letter Agreement, dated as of December 19, 2014, by and between CVR Energy, Inc. and Edmund S. Gross.

10.25**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).

10.26**†	CVR Partners, LP Performance Incentive Plan (incorporated by reference to Exhibit 10.28 of the Form 10-K filed on March 1, 2013).

21.1**	List of Subsidiaries of CVR Partners, LP (incorporated by reference to Exhibit 21.1 of the Form 10-K filed on March 1, 2013).

23.1*	Consent of Grant Thornton, LLP.

23.2*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Chairman.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Executive Officer and President.

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Financial Officer and Treasurer.

32.1*	Section 1350 Certification of Executive Chairman, Chief Executive Officer and President and Chief Financial Officer and Treasurer.

101
The following financial information for CVR Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Partners' Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh Chief Executive Officer and President
Date: February 19, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 19, 2015
John J. Lipinski

/s/ MARK A. PYTOSH	Chief Executive Officer and President (Principal Executive Officer)	February 19, 2015
Mark A. Pytosh

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2015
Susan M. Ball

/s/ SUNGHWAN CHO	Director	February 19, 2015
SungHwan Cho

/s/ DONNA R. ECTON	Director	February 19, 2015
Donna R. Ecton

/s/ FRANK M. MULLER, JR.	Director	February 19, 2015
Frank M. Muller, Jr.

/s/ ANDREW ROBERTO	Director	February 19, 2015
Andrew Roberto

/s/ PETER K. SHEA	Director	February 19, 2015
Peter K. Shea