Form 10-Q
period 2015-03-31
CVR PARTNERS, LP
filed 2015-05-01
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 73,122,997 common units outstanding at April 28, 2015.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2015

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (this “Report”):

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

general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources, LLC.

Initial Public Offering	The initial public offering of CVR Partners, LP common units that closed on April 13, 2011.

MMbtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

MSCF	One thousand standard cubic feet, a customary gas measurement.

netback	Netback represents net sales less freight revenue divided by product sales volume in tons. Netback is also referred to as product pricing at gate.

on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

pet coke	Petroleum coke - a coal-like substance that is produced during the oil refining process.

product pricing at gate	Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate is also referred to as netback.

Secondary Offering	The registered public offering of 12,000,000 common units of CVR Partners, LP, by CRLLC, which closed on May 28, 2013.

throughput	The volume processed through a unit.

ton	One ton is equal to 2,000 pounds.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$72,638	$79,914
Accounts receivable, net of allowance for doubtful accounts of $26 and $34, at March 31, 2015 and December 31, 2014, respectively	9,808	7,136
Inventories	33,871	35,614
Prepaid expenses and other current assets, including $2,346 and $1,848 from affiliates at March 31, 2015 and December 31, 2014, respectively	7,264	6,914
Total current assets	123,581	129,578
Property, plant, and equipment, net of accumulated depreciation	400,298	404,934
Goodwill	40,969	40,969
Deferred financing costs, net	32	272
Other long-term assets, including $912 and $957 with affiliates at March 31, 2015 and December 31, 2014, respectively	3,211	3,086
Total assets	$568,091	$578,839
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $1,752 and $2,279 due to affiliates at March 31, 2015 and December 31, 2014, respectively	$13,462	$12,747
Personnel accruals, including $1,205 and $1,129 with affiliates at March 31, 2015 and December 31, 2014, respectively	3,226	3,785
Deferred revenue	6,342	13,613
Accrued expenses and other current liabilities, including $774 and $2,094 with affiliates at March 31, 2015 and December 31, 2014, respectively	6,065	9,562
Total current liabilities	29,095	39,707
Long-term liabilities:
Long-term debt	125,000	125,000
Other long-term liabilities	24	201
Total long-term liabilities	125,024	125,201
Commitments and contingencies
Partners’ capital:
Common unitholders 73,122,997 units issued and outstanding at March 31, 2015 and December 31, 2014	414,814	414,968
General partner interest	1	1
Accumulated other comprehensive loss	(843)	(1,038)
Total partners’ capital	413,972	413,931
Total liabilities and partners’ capital	$568,091	$578,839
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands, except per unit data)
Net sales	$93,050	$80,316
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	1,818	2,246
Cost of product sold (exclusive of depreciation and amortization) — Third parties	23,951	19,462
	25,769	21,708
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,027	753
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	23,387	23,436
	24,414	24,189
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,267	3,536
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,316	1,118
	4,583	4,654
Depreciation and amortization	6,819	6,667
Total operating costs and expenses	61,585	57,218
Operating income	31,465	23,098
Other income (expense):
Interest expense and other financing costs	(1,697)	(1,659)
Interest income	12	6
Other income, net	6	15
Total other income (expense)	(1,679)	(1,638)
Income before income tax expense	29,786	21,460
Income tax expense	12	7
Net income	$29,774	$21,453

Net income per common unit – basic	$0.41	$0.29
Net income per common unit – diluted	$0.41	$0.29
Weighted-average common units outstanding:
Basic	73,123	73,113
Diluted	73,131	73,145

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
Net income	$29,774	$21,453
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(72)	(95)
Net loss reclassified into income on settlement of interest rate swaps	267	268
Other comprehensive income (loss)	195	173
Total comprehensive income	$29,969	$21,626

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	Issued	Amount
			(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2014	73,122,997	$414,968	$1	$(1,038)	$413,931
Cash distributions to common unitholders – Affiliates	—	(15,957)	—	—	(15,957)
Cash distributions to common unitholders – Non-affiliates	—	(14,023)	—	—	(14,023)
Share-based compensation – Affiliates	—	52	—	—	52
Net income	—	29,774	—	—	29,774
Net gains (losses) on interest rate swaps	—	—	—	195	195
Balance at March 31, 2015	73,122,997	$414,814	$1	$(843)	$413,972

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$29,774	$21,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,819	6,667
Allowance for doubtful accounts	(8)	5
Amortization of deferred financing costs	240	238
Share-based compensation – Affiliates	679	786
Share-based compensation	173	147
Change in assets and liabilities:
Accounts receivable	(2,664)	(3,078)
Inventories	1,743	(471)
Prepaid expenses and other current assets	(350)	1,266
Other long-term assets	93	(182)
Accounts payable	975	(3,895)
Deferred revenue	(7,271)	9,269
Accrued expenses and other current liabilities	(4,844)	3,445
Other long-term liabilities	6	(49)
Net cash provided by operating activities	25,365	35,601
Cash flows from investing activities:
Capital expenditures	(2,661)	(3,385)
Net cash used in investing activities	(2,661)	(3,385)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(15,957)	(16,736)
Cash distributions to common unitholders – Non-affiliates	(14,023)	(14,703)
Net cash used in financing activities	(29,980)	(31,439)
Net increase (decrease) in cash and cash equivalents	(7,276)	777
Cash and cash equivalents, beginning of period	79,914	85,142
Cash and cash equivalents, end of period	$72,638	$85,919
Supplemental disclosures:
Cash paid for income taxes, net	$—	$1
Cash paid for interest, net of capitalized interest of $35 in 2014	$1,477	$1,440
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$806	$1,309
Change in accounts payable related to construction in progress	$(260)	$(556)

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

Operation of Partnership

Subsequent to the closing of the Partnership's initial public offering (the "Initial Public Offering"), in April 2011 and through May 27, 2013, public security holders held approximately 30% of the Partnership's common units and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 70% of the Partnership's common units and the general partner interest. As of March 31, 2015, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

On May 28, 2013, CRLLC sold 12,000,000 of the Partnership's common units to the public in a registered public offering (the "Secondary Offering"). The Partnership did not receive any of the proceeds from the sale of common units by CRLLC. Subsequent to the closing of the Secondary Offering and as of March 31, 2015, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and 100% of the general partner interest.

CVR GP, LLC (“CVR GP” or the “general partner”) manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. The various rights and responsibilities of the Partnership's partners are set forth in the limited partnership agreement. The Partnership also is party to a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. See Note 13 ("Related Party Transactions") for further discussion.

(2) Basis of Presentation

The accompanying Partnership condensed consolidated financial statements include the accounts of CVR Partners and CRNF, its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC as of February 20, 2015 (the "2014 Form 10-K").

The condensed consolidated financial statements include certain selling, general and administrative expenses and direct operating expenses that CVR Energy and its subsidiaries incurred on behalf of the Partnership. These related party transactions are governed by the services agreement. See Note 13 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2015 and December 31, 2014, the results of operations and comprehensive income of the Partnership for the three months ended March 31, 2015 and 2014, the cash flows of the Partnership for the three months ended March 31, 2015 and 2014 and the changes in partners’ capital for the Partnership for the three months ended March 31, 2015.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2015 or any other interim or annual period.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership expects that the adoption of ASU 2015-03 will result in a reclassification of debt issuance costs on the Consolidated Balance Sheets.

(4) Share‑Based Compensation

Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin ("SAB") Topic 1-B ("Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity") and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which the Partnership is not responsible for payment are reflected as an increase or decrease to partners' capital.

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2015, only grants of restricted stock units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Restricted Stock Units

Through the CVR Energy LTIP, shares of restricted common stock were previously granted to employees of CVR Energy. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. The IEP acquisition of CVR Energy and related Transaction Agreement dated April 18, 2012 between CVR Energy and an affiliate of IEP (the “Transaction Agreement”) triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards would be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards are remeasured at each subsequent reporting date until they vest.

In 2012 and 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries. The awards are expected to vest over three years, with one-third of the award vesting each year. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the fair market value of one share of CVR Energy's common stock, plus (b) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2015, there was approximately $0.1 million of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights to be recognized over a weighted-average period of approximately 0.7 years.

Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentage for individuals for whom, as of March 31, 2015, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2015 and 2014, related to the awards, was approximately $26,000 and $16,000, respectively. The Partnership is not responsible for the payment of CVR Energy restricted stock units and associated dividend equivalent rights, and accordingly, the expenses recorded for the three months ended March 31, 2015 and 2014 have been reflected as increases to partners' capital.

Performance Unit Awards

As of December 31, 2014, the Partnership had a liability of approximately $0.3 million for Mr. Lipinski's vested and unreimbursed performance unit awards, which was recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. As of March 31, 2015, performance unit awards were fully vested and reimbursed with no remaining performance unit awards outstanding. Total compensation expense recorded for the three months ended March 31, 2014 related to the performance unit awards was $0.4 million.

Incentive Unit Awards – CVR Energy

In 2013, 2014 and 2015, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy, and the Partnership's general partner who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are generally graded-vesting awards, which are expected to vest over three years, with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2015, there was approximately $1.1 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.6 years. Inclusion of a vesting table would not

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of March 31, 2015, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2015 and 2014 related to the awards was approximately $0.2 million and $0.1 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of March 31, 2015 and December 31, 2014, the Partnership had a liability of $0.4 million and $0.2 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Long-Term Incentive Plan – CVR Partners

The Partnership has a long-term incentive plan ("CVR Partners LTIP") that provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards. Individuals who are eligible to receive awards pursuant to the CVR Partners LTIP include (1) employees of the Partnership and its subsidiaries, (2) employees of the general partner, (3) members of the board of directors of the general partner, and (4) CVR Partners' parent's employees, consultants and directors.

Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the Partnership and employees of the general partner vest over a three year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of March 31, 2015, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As substantially all phantom unit awards discussed below are cash-settled awards, they do not reduce the number of common units outstanding.

Certain Units and Phantom Units

In December 2013 and during 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of the phantom unit activity during the three months ended March 31, 2015 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	243,946	$11.07
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2015	243,946	$11.07

Unrecognized compensation expense associated with the unvested phantom units at March 31, 2015 was approximately $2.5 million and is expected to be recognized over a weighted average period of 1.6 years. Compensation expense recorded for the three months ended March 31, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $0.6 million and $0.4 million, respectively. As of March 31, 2015 and December 31, 2014 the Partnership had a liability of $0.7 million and $0.2 million,

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Unit Award

In May 2014, the Partnership entered into a Phantom Unit Agreement with Mr. Pytosh, the Chief Executive Officer and President of the general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2015, unrecognized compensation expense associated with the unvested units at March 31, 2015 was approximately $0.1 million and is expected to be recognized over a weighted average period of 1.3 years. Compensation expense recorded for the three months ended March 31, 2015 related to the award was nominal. The Partnership will be reimbursed by CVR Energy and CVR Refining for the portion of the award attributable to time Mr. Pytosh spends working on matters for those companies. As of March 31, 2015, the Partnership had a nominal liability for the non-vested phantom unit award and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(5) Inventories

Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Finished goods	$10,064	$12,393
Raw materials and precious metals	9,165	9,333
Parts and supplies	14,642	13,888
	$33,871	$35,614

(6) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Land and improvements	$5,333	$5,263
Buildings and improvements	2,830	2,266
Machinery and equipment	559,526	559,210
Automotive equipment	497	497
Furniture and fixtures	882	882
Railcars	14,519	14,524
Construction in progress	7,741	6,515
	$591,328	$589,157
Less: Accumulated depreciation	191,030	184,223
Total property, plant and equipment, net	$400,298	$404,934

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

Capitalized interest recognized as a reduction of interest expense for the three months ended March 31, 2015 and 2014 totaled approximately $0 and $35,000, respectively. Direct operating expenses exclude depreciation and amortization of approximately $6.6 million for both the three months ended March 31, 2015 and 2014. Cost of product sold expenses exclude depreciation and amortization of approximately $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation and amortization excluded from selling, general and administrative expenses was nominal for the three months ended March 31, 2015 and 2014.

(7) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At March 31, 2015, the Partnership had a total of 73,122,997 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.

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

Available cash for each quarter begins with Adjusted EBITDA reduced for cash needed for: (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expense, loss on extinguishment of debt and loss on disposition of assets. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

On March 9, 2015, the Partnership paid a cash distribution to the Partnership's unitholders of record on the close of business on March 2, 2015 for the fourth quarter of 2014 in the amount of $0.41 per common unit, or $30.0 million in aggregate.

On April 29, 2015, the Board of Directors of the general partner of the Partnership declared a cash distribution for the first quarter of 2015 in the amount of $0.45 per common unit, or approximately $32.9 million in aggregate. The cash distribution will be paid on May 18, 2015 to the Partnership's unitholders of record at the close of business on May 11, 2015.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Property taxes	$1,778	$1,376
Current interest rate swap liabilities	843	855
Accrued interest	439	458
Railcar maintenance accruals	956	2,827
Other accrued expenses and liabilities (1)	2,049	4,046
	$6,065	$9,562
____________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under the feedstock and shared services agreement and the services agreement. Refer to Note 13 ("Related Party Transactions") for additional discussion.

(10) Credit Facility

The Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2015 and December 31, 2014. There is no scheduled amortization and the credit facility matures in April 2016.

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

The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions, entry into sale-leaseback transactions and entry into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility. As of March 31, 2015, CVR Partners was in compliance with the covenants contained in the credit facility.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(11) Interest Rate Swap Agreements

CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016, as discussed further in Note 10 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR governed by the credit facility. At March 31, 2015, the effective rate was approximately 4.57%. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for both the three months ended March 31, 2015 and 2014.

The interest rate swap agreements held by the Partnership also provide for the right to offset. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014. See Note 14 ("Fair Value Measurements") for discussion of the fair value of the interest rate swap agreements.

(12) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)
	(in thousands)
Nine months ending December 31, 2015	$4,158	$14,468
Year Ending December 31,
2016	4,944	12,948
2017	3,308	13,119
2018	2,496	13,119
2019	1,897	12,112
Thereafter	3,660	67,603
	$20,463	$133,369
_____________

(1)
This includes the Partnership’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period. See Note 13 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF leases railcars and facilities under long-term operating leases. Lease expense for the three months ended March 31, 2015 and 2014 totaled approximately $1.1 million and $1.2 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the three months ended March 31, 2015 and 2014 totaled approximately $0.8 million and $1.0 million, respectively.

The Partnership is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2015 and may be renewed. The delivered cost of this pet coke supply agreement totaled approximately $1.3 million for both the three months ended March 31, 2015 and 2014, which are recorded in cost of product sold (exclusive of depreciation and amortization).

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health, and Safety ("EHS") Matters." Liabilities related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings from those provided in the 2014 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

As previously disclosed in the 2014 Form 10-K, CRNF received a ten year property tax abatement from Montgomery County, Kansas (the "County") in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the county reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. CRNF protested the classification and resulting valuation. The Kansas Court of Appeals remanded the case to the Board of Tax Appeals (“BOTA”), instructing BOTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as BOTA did originally. In March 2015, BOTA concluded that based upon an asset by asset determination, a substantial majority of the assets in dispute will be classified as personal property for the 2008 tax year. CRNF and the County next will submit evidence of valuation to BOTA with respect to the real property, following which, BOTA will issue its final decision. No amounts have been received or recognized in these condensed consolidated financial statements related to the 2008 property tax matter or BOTA’s decision.

Environmental, Health, and Safety (“EHS”) Matters

CRNF is subject to various stringent federal, state, and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs, and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted regularly as new facts emerge or changes in laws or technology occur.

There have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in the 2014 Form 10-K. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters which may develop in the future will not have a material adverse effect on the Partnership's business, financial condition, or results of operations.

EHS expenditures are capitalized when such expenditures are expected to result in future economic benefits. EHS capital expenditures for the three months ended March 31, 2015 and 2014 were $0.2 million and $57,000, respectively. These expenditures were incurred for environmental compliance and efficiency of the operations.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

(13) Related Party Transactions

Related Party Agreements

CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary, CRRM) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Environmental Agreement; (iv) Services Agreement; (v) GP Services Agreement and (vi) Limited Partnership Agreement. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2014 Form 10-K.

Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets and other long-term assets on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, personnel accruals, and accrued expenses and other current liabilities on the Partnership's Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRNF is party to a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer excess hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners, when applicable. For the three months ended March 31, 2015 and 2014, the net sales generated from the sale of hydrogen to CRRM were approximately $6.5 million and $5.9 million, respectively. At March 31, 2015 and December 31, 2014, there were approximately $1.9 million and $1.3 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses (exclusive of depreciation and amortization) associated with nitrogen for the three months ended March 31, 2015 and 2014, were approximately $0 and $0.2 million, respectively.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended March 31, 2015 and 2014, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which is due from CRNF to CRRM over four years. At March 31, 2015 and December 31, 2014, there were assets of approximately $0.2 million and $0.2 million included in prepaid expenses and other current assets, respectively, and approximately $0.9 million and $1.0 million included in other long-term assets, respectively. There was an offset liability of approximately $0 and $0.1 million in accrued expenses and other current liabilities at March 31, 2015 and December 31, 2014, respectively, in the Condensed Consolidated Balance Sheets.

At March 31, 2015 and December 31, 2014, receivables of approximately $0.1 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At March 31, 2015 and December 31, 2014, current obligations of approximately $0.8 million and $1.1 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above.

Coke Supply Agreement

CRNF is party to a coke supply agreement with CRRM pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to CRNF during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke produced at CRRM's Coffeyville, Kansas petroleum refinery or (ii) 500,000 tons of pet coke. CRNF is also obligated to purchase this annual required amount. If during a calendar month CRRM produces more than 41,667 tons of pet coke, then CRNF will have the option to purchase the excess at the purchase price provided for in the agreement. If CRNF declines to exercise this option, CRRM may sell the excess to a third party.

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $1.8 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively. Payables of $0.3 million and $0.5 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$0.9	$0.9
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	2.4	3.1
Total	$3.3	$4.0

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation that are disclosed in Note 4 ("Share‑Based Compensation"), of $1.1 million and $1.2 million, respectively, for the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, current obligations of $1.3 million and $2.6 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. At March 31, 2015 and December 31, 2014, receivables of $0.2 million and $0.1 million, respectively, were included in prepaid expenses and other

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended March 31, 2015 and 2014 approximately $1.1 million and $0.4 million, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At March 31, 2015 and December 31, 2014, current obligations of $1.2 million and $1.1 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$53,333	$—	$—	$53,333
Other current liabilities (interest rate swaps)	—	843	—	843
Accumulated other comprehensive loss (interest rate swaps)	—	843	—	843

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2015
(unaudited)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$53,323	$—	$—	$53,323
Other current liabilities (interest rate swaps)	—	855	—	855
Other long-term liabilities (interest rate swaps)	—	183	—	183
Total Liabilities	—	1,038	—	1,038
Accumulated other comprehensive loss (interest rate swaps)	$—	$1,038	$—	$1,038

As of March 31, 2015 and December 31, 2014, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. See further discussion in Note 11 (“Interest Rate Swap Agreements”). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission (“SEC”) as of February 20, 2015 (the "2014 Form 10-K"). Results of operations and cash flows for the three months ended March 31, 2015 and 2014 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in the 2014 Form 10-K. Such factors include, among others:

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

All forward-looking statements contained in this Report speak only as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

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

Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2014, we produced 963.7 thousand tons of UAN and 388.9 thousand tons of ammonia. Approximately 97% of our produced ammonia tons and the majority of the purchased ammonia tons were upgraded into UAN in 2014. For the three months ended March 31, 2015 and 2014, we produced 252.1 thousand tons and 257.2 thousand tons of UAN and 96.0 thousand tons and 91.0 thousand tons of ammonia, respectively. For the three months ended March 31, 2015 and 2014, approximately 98% and 92%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the common units of CVR Refining at March 31, 2015. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

In order to assess our operating performance, we calculate the product pricing at gate as an input to determine our operating margin. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. We believe product pricing at gate is a meaningful measure because we sell products at our plant gate and terminal locations' gates ("sold gate") and delivered to the customer's designated delivery site ("sold delivered"). The relative percentage of sold gate versus sold delivered can change period to period. The product pricing at gate provides a measure that is consistently comparable period to period.

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

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor, and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended March 31, 2015.

Our largest raw material expense used in the production of ammonia is pet coke, which we purchase from CVR Refining and third parties. For both the three months ended March 31, 2015 and 2014, we incurred approximately $3.6 million for the cost of pet coke, which equaled an average cost per ton of $29.

Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a full facility turnaround every two to three years. Turnarounds are expected to last 14-21 days and we generally anticipate that the costs will range from approximately $5.0 million to $6.0 million. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption ("PSA") unit. The Partnership is planning to undergo the next full facility turnaround in the third quarter of 2015.
Agreements with CVR Energy and CVR Refining
We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries, and our general partner. These include the pet coke supply agreement under which we buy the pet coke we use in our nitrogen fertilizer plant; a services agreement, under which CVR Energy and its subsidiaries provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; and a lease agreement pursuant to which we lease office space and laboratory space from CVR Energy. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 13 ("Related Party Transactions") to Part I, Item 1 of this Report for additional discussion of the agreements.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three months ended March 31, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2014, is unaudited.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Consolidated Statements of Operations Data:
Net sales	$93.1	$80.3
Cost of product sold – Affiliates (1)	1.8	2.2
Cost of product sold – Third parties (1)	24.0	19.5
	25.8	21.7
Direct operating expenses – Affiliates (1) (2)	1.0	0.8
Direct operating expenses – Third parties (1)	23.4	23.4
	24.4	24.2
Selling, general and administrative expenses – Affiliates (1) (2)	3.3	3.5
Selling, general and administrative expenses – Third parties (1)	1.3	1.1
	4.6	4.6
Depreciation and amortization	6.8	6.7
Operating income	31.5	23.1
Interest expense and other financing costs	(1.7)	(1.6)
Interest income	—	—
Other income, net	—	—
Total other income (expense)	(1.7)	(1.6)
Income before income tax expense	29.8	21.5
Income tax expense	—	—
Net income	$29.8	$21.5
EBITDA (3)	$38.3	$29.8
Adjusted EBITDA (3)	$38.4	$29.9
Available cash for distribution (4)	$32.6	$27.8

Reconciliation to net sales:
Sales net at gate	$79.2	$67.0
Freight in revenue	7.0	6.9
Hydrogen revenue	6.5	5.9
Other	0.4	0.5
Total net sales	$93.1	$80.3

	As of March 31, 2015	As of December 31, 2014
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$72.6	$79.9
Working capital	94.5	89.9
Total assets	568.1	578.8
Total debt	125.0	125.0
Total partners’ capital	414.0	413.9

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$25.4	$35.6
Investing activities	(2.7)	(3.4)
Financing activities	(30.0)	(31.4)
Net increase (decrease) in cash and cash equivalents	$(7.3)	$0.8

Capital expenditures for property, plant and equipment	$2.7	$3.4

______________

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Depreciation and amortization excluded from direct operating expenses	$6.6	$6.6
Depreciation and amortization excluded from cost of product sold	0.2	0.1
	$6.8	$6.7

(2)
Our selling, general and administrative expenses and direct operating expenses include amounts for share-based compensation charges, which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes. See Note 4 ("Share‑Based Compensation") to Part I, Item 1 of this Report for further discussion of allocated share-based compensation. The charges for share-based compensation for allocated share-based compensation was approximately $0.2 million and $0.5 million, respectively, for the three months ended March 31, 2015 and 2014, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statement of Operations. The amounts included in direct operating expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statement of Operations were nominal for the three months ended March 31, 2015 and 2014.

(3)	EBITDA is defined as net income (i) before interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense, loss on extinguishment of debt and loss on disposition of assets. We have recorded non-cash share-based compensation in each of the periods presented, and our plant generally undergoes a major scheduled turnaround (and so incurs major scheduled turnaround expense) every two to three years.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expense, loss on extinguishment of debt and loss on disposition of assets, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our SEC reports, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed herein, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of our Net Income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income	$29.8	$21.5
Add:
Interest expense and other financing costs, net	1.7	1.6
Depreciation and amortization	6.8	6.7
EBITDA	38.3	29.8
Add:
Share-based compensation, non-cash	0.1	0.1
Adjusted EBITDA	$38.4	$29.9

(4)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three months ended March 31, 2015 and 2014, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deemed necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of the available cash for distribution is as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in millions, except units and per unit data)

Adjusted EBITDA	$38.4	$29.9
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.5)	(1.4)
Maintenance capital expenditures	(1.3)	(1.0)
Cash reserves for future turnaround expenses	(3.0)	—
Plus:
Distribution of previously established cash reserves, net	—	0.3
Available cash for distribution	$32.6	$27.8
Available cash for distribution, per common unit	$0.45	$0.38
Common units outstanding (in thousands)	73,123	73,113

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended March 31,
	2015	2014
Key Operating Statistics:
Production volume (thousand tons):
Ammonia (gross produced) (1)	96.0	91.0
Ammonia (net available for sale) (1)(2)	14.6	8.9
UAN	252.1	257.2
Pet coke consumed (thousand tons)	124.9	124.8
Pet coke (cost per ton) (3)	$29	$29
Sales (thousand tons):
Ammonia	12.8	5.4
UAN	274.5	254.7
Product pricing at gate (dollars per ton) (4):
Ammonia	$553	$479
UAN	$263	$253
On-stream factors (5):
Gasification	99.4%	98.8%
Ammonia	94.4%	92.1%
UAN	97.8%	97.0%

	Three Months Ended March 31,
	2015	2014
Market Indicators:
Natural gas NYMEX (dollars per MMbtu)	$2.81	$4.72
Ammonia – Southern Plains (dollars per ton)	$553	$441
UAN – Corn belt (dollars per ton)	$313	$332

____________

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)	In addition to the produced ammonia, the Partnership acquired approximately 21.2 thousand and 22.9 thousand tons of ammonia during the three months ended March 31, 2015 and 2014, respectively.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $21 and $24 for the three months ended March 31, 2015 and 2014, respectively. Third-party pet coke prices averaged $44 and $40 for the three months ended March 31, 2015 and 2014, respectively.

(4)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Sales. Net sales were $93.1 million for the three months ended March 31, 2015 compared to $80.3 million for the three months ended March 31, 2014. The increase of $12.8 million was primarily the result of higher UAN sales volumes ($5.5 million), higher ammonia sales volumes ($3.6 million), higher UAN sales prices ($2.2 million) and higher ammonia sales prices ($0.9 million). For the three months ended March 31, 2015, UAN and ammonia made up $78.9 million and $7.2 million of our net sales, respectively. This compared to UAN and ammonia net sales of $71.2 million and $2.7 million, respectively, for the three months ended March 31, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	274,540	$288	$78.9	254,671	$280	$71.2	19,869	$7.7	$2.2	$5.5
Ammonia	12,821	$562	$7.2	5,446	$495	$2.7	7,375	$4.5	$0.9	$3.6
Hydrogen	600,278	$11	$6.5	578,464	$10	$5.9	21,814	$0.6	$0.3	$0.3
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The increase in UAN sales volume for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to the timing of product delivery, as demonstrated by decreasing finished goods inventory levels for the three months ended March 31, 2015 compared to increasing finished goods inventory levels for the three months ended March 31, 2014. The increase in ammonia sales volume for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to increased production. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 99.4%, 94.4% and 97.8%, respectively, for the three months ended March 31, 2015. Product pricing at gate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased 4.0% for UAN and increased 15.4% for ammonia, respectively.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the three months ended March 31, 2015 was $25.8 million, compared to $21.7 million for the three months ended March 31, 2014. The $4.1 million increase resulted from $4.5 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.4 million. The higher third-party costs incurred during the three months ended March 31, 2015 were primarily the result of increased UAN and ammonia sales volumes as discussed above, ammonia purchases ($0.9 million), partially offset by lower distribution costs ($1.5 million) mostly due to the decrease in railcar regulatory inspections and repairs. The decrease in railcar regulatory inspections and repairs is related to a smaller portion of our fleet due for regulatory inspections and related repairs during the three months ended March 31, 2015 as compared to three months ended March 31, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2015 were $24.4 million as compared to $24.2 million for the three months ended March 31, 2014. The $0.2 million increase resulted primarily from higher repairs and maintenance ($1.2 million), partially offset by a decrease in outside services ($0.9 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $4.6 million for the three months ended March 31, 2015 and 2014, which resulted from a $0.2 million increase in costs of transactions with third parties, offset by a $0.2 million decrease in costs of transactions with affiliates.
Interest Expense and Other Financing Costs.    Interest expense and other financing costs were approximately $1.7 million for the three months ended March 31, 2015 and $1.6 million for the three months ended March 31, 2014. Interest expense and other financing costs for the three months ended March 31, 2015 were primarily attributable to bank interest expense of $1.2 million on the term loan facility, $0.3 million of interest expense related to the interest rate swaps and $0.2 million of deferred financing amortization. The increase in expense as compared to the three months ended March 31, 2014 was primarily due to a decrease in capitalized interest.
Operating Income. Operating income was $31.5 million for the three months ended March 31, 2015, as compared to operating income of $23.1 million for the three months ended March 31, 2014. The increase of $8.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was the result of the increase in net sales ($12.8 million), partially offset by increases in cost of product sold ($4.1 million), direct operating expenses ($0.2 million), and depreciation and amortization ($0.1 million).

Net Income. For the three months ended March 31, 2015, net income was $29.8 million as compared to $21.5 million of net income for the three months ended March 31, 2014, an increase of $8.3 million. The increase in net income was primarily due to the factors noted above.
Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations. We believe that our cash from operations, remaining proceeds from the Initial Public Offering, and available borrowings under our revolving credit facility will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors outside of our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, modify the terms of our existing debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all. Further discussion of declared cash distributions is included below under "Distributions to Unitholders".

Cash Balance and Other Liquidity

As of March 31, 2015, we had cash and cash equivalents of $72.6 million, including $6.3 million of customer advances. Working capital at March 31, 2015 was $94.5 million, consisting of $123.6 million in current assets and approximately $29.1 million in current liabilities. Working capital at December 31, 2014 was $89.9 million, consisting of $129.6 million in current assets and $39.7 million in current liabilities. As of April 28, 2015, we had cash and cash equivalents of $82.6 million.

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

As of March 31, 2015 and December 31, 2014, no amounts were drawn under the $25.0 million revolving credit facility.

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

Restrictive Covenants and Other Matters

Our credit facility requires us to maintain (i) a minimum interest coverage ratio (as defined in the credit agreement) as of the end of any fiscal quarter of 3.0 to 1.0 and (ii) a maximum leverage ratio (as defined in the credit agreement) as of the end of any fiscal quarter of 3.0 to 1.0, in both cases calculated on a trailing four quarter basis. In addition, the credit facility includes negative covenants that, subject to significant exceptions, limit our ability and the ability of certain of our subsidiaries to, among other things:

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

As of March 31, 2015, we were in compliance with the covenants under the credit facility.

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

We have determined that the two Interest Rate Swaps agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for both the three months ended March 31, 2015 and 2014 was $0.3 million in interest expense. For both the three months ended March 31, 2015 and 2014, the Partnership recorded a loss of $0.1 million in the fair market value on the interest rate swaps. The fair market value of the interest rate swaps recorded in current liabilities at March 31, 2015 is $0.8 million. This amount is unrealized and, therefore, included in accumulated other comprehensive income (loss).

Capital Spending

Our total capital expenditures for the three months ended March 31, 2015 were approximately $2.7 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $2.7 million spent for the three months ended March 31, 2015, approximately $1.3 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses as discussed in "Major Influences on Results of Operations" are expensed when incurred.
Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Future capital spending estimates may change as a result of unforeseen circumstances and a change in our plans and may be revised from time to time or amounts may not be spent in the manner discussed herein. Our maintenance capital expenditures are expected to be approximately $10.0 million to $12.0 million for the year ending December 31, 2015.
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

On March 9, 2015, the Partnership paid a cash distribution to the Partnership's unitholders of record on the close of business on March 2, 2015 for the fourth quarter of 2014 in the amount of $0.41 per common unit, or $30.0 million in aggregate.

On April 29, 2015, the Board of Directors of the general partner of the Partnership declared a cash distribution for the first quarter of 2015 in the amount of $0.45 per common unit, or approximately $32.9 million in aggregate. The cash distribution will be paid on May 18, 2015 to the Partnership's unitholders of record at the close of business on May 11, 2015.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net cash flow provided by (used in):
Operating activities	$25.4	$35.6
Investing activities	(2.7)	(3.4)
Financing activities	(30.0)	(31.4)
Net increase (decrease) in cash and cash equivalents	$(7.3)	$0.8

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital and current portion of long-term debt, when applicable.

Net cash flows provided by operating activities for the three months ended March 31, 2015 were approximately $25.4 million. Fluctuations in trade working capital had a nominal impact on our operating cash flow due to an increase in accounts receivable of $2.7 million, offset by a decrease in inventory of $1.7 million and an increase in accounts payable of $1.0 million. The increase in accounts receivable was primarily attributable to an increase in sales and normal fluctuations in the timing of payments. The decrease in inventory was due to a decrease in finished goods inventory as a result of increased sales for the three months ended March 31, 2015, partially offset by purchases of parts and supplies. Fluctuations in other working capital of $12.5 million decreased our operating cash flow and were due to a decrease in deferred revenue of $7.3 million, a decrease to accrued expenses and other current liabilities of $4.8 million and an increase to prepaid expenses and other current assets of $0.4 million for the three months ended March 31, 2015. The decrease in deferred revenue was primarily attributable to lower market demand for prepaid contracts and increased sales for the three months ended March 31, 2015. The decrease in accrued expenses and other current liabilities was primarily attributable to a decrease in balances related to accrued railcar regulatory inspections of $1.9 million as well as decreases due to the payment of incentive awards.

Net cash flows provided by operating activities for the three months ended March 31, 2014 were $35.6 million. Fluctuations in trade working capital decreased our operating cash flow by $7.4 million due to a decrease in accounts payable of $3.9 million, an increase in accounts receivable of $3.1 million and an increase in inventory of $0.5 million. The decrease in accounts payable is primarily attributable to a decrease in accrued intercompany charges of $2.7 million and a decrease due to normal changes in business operations. Fluctuations in other working capital of $14.0 million increased our operating cash flow and were due to an increase in deferred revenue of $9.3 million, an increase to accrued expenses and other current liabilities of $3.4 million, and a decrease in prepaid expenses and other current assets of $1.3 million. The increase in deferred revenue was primarily attributable to higher market demand for prepaid contracts as of March 31, 2014 compared to December 31, 2013. The increase in accrued expenses and other current liabilities was primarily attributable to an increase in accrued regulatory inspections and repairs of $2.1 million and an increase in accrued intercompany charges of $1.4 million for the three months ended March 31, 2014.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $2.7 million compared to $3.4 million for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, net cash used in investing activities was the result of capital expenditures.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2015 were $30.0 million, compared to net cash flows used in financing activities for the three months ended March 31, 2014 of $31.4 million. The net cash used in financing activities for the three months ended March 31, 2015 and 2014 was primarily attributable to quarterly cash distributions.

Contractual Obligations

As of March 31, 2015, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2015, from those disclosed in our 2014 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date but to permit entities to adopt the standard on the original effective date if they choose. If the deferral is approved, the standard will be effective for interim and annual periods beginning after December 15, 2017. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership expects that the adoption of ASU 2015-03 will result in a reclassification of debt issuance costs on the Consolidated Balance Sheets.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2014 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Partnership has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1% increase over the Eurodollar floor spread of 3.5%, as specified in the credit facility, would increase interest cost to the Partnership by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount. We are party to two swap agreements for the purpose of hedging the interest rate risk associated with a portion of our credit facility. Our credit facility is disclosed in Note 10 ("Credit Facility") and our interest rate swap agreements are discussed in Note 11 ("Interest Rate Swap Agreements") to Part I, Item I of this Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2014 Form 10-K.

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
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

April 30, 2015	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

April 30, 2015	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

April 30, 2015	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)