Form 10-Q
period 2015-06-30
CVR PARTNERS, LP
filed 2015-07-30
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 73,122,997 common units outstanding at July 28, 2015.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2015

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (this “Report”):

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$66,981	$79,914
Accounts receivable, net of allowance for doubtful accounts of $18 and $34, at June 30, 2015 and December 31, 2014, respectively	10,397	7,136
Inventories	35,721	35,614
Prepaid expenses and other current assets, including $876 and $1,848 from affiliates at June 30, 2015 and December 31, 2014, respectively	4,687	6,914
Total current assets	117,786	129,578
Property, plant, and equipment, net of accumulated depreciation	397,828	404,934
Goodwill	40,969	40,969
Deferred financing costs, net	—	272
Other long-term assets, including $882 and $957 with affiliates at June 30, 2015 and December 31, 2014, respectively	3,376	3,086
Total assets	$559,959	$578,839
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$125,000	$—
Accounts payable, including $1,843 and $2,279 due to affiliates at June 30, 2015 and December 31, 2014, respectively	14,637	12,747
Personnel accruals, including $1,710 and $1,129 with affiliates at June 30, 2015 and December 31, 2014, respectively	4,382	3,785
Deferred revenue	1,911	13,613
Accrued expenses and other current liabilities, including $1,295 and $2,094 with affiliates at June 30, 2015 and December 31, 2014, respectively	5,695	9,562
Total current liabilities	151,625	39,707
Long-term liabilities:
Long-term debt, net of current portion	—	125,000
Other long-term liabilities	16	201
Total long-term liabilities	16	125,201
Commitments and contingencies
Partners’ capital:
Common unitholders 73,122,997 units issued and outstanding at June 30, 2015 and December 31, 2014	408,932	414,968
General partner interest	1	1
Accumulated other comprehensive loss	(615)	(1,038)
Total partners’ capital	408,318	413,931
Total liabilities and partners’ capital	$559,959	$578,839
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(unaudited)
	(in thousands, except per unit data)
Net sales	$80,815	$77,215	$173,865	$157,531
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	2,184	2,327	4,002	4,573
Cost of product sold (exclusive of depreciation and amortization) — Third parties	13,240	17,109	37,191	36,571
	15,424	19,436	41,193	41,144
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,195	817	2,222	1,570
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	23,951	26,100	47,338	49,536
	25,146	26,917	49,560	51,106
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,361	3,973	6,628	7,509
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	1,162	1,297	2,478	2,415
	4,523	5,270	9,106	9,924
Depreciation and amortization	7,010	6,792	13,829	13,459
Total operating costs and expenses	52,103	58,415	113,688	115,633
Operating income	28,712	18,800	60,177	41,898
Other income (expense):
Interest expense and other financing costs	(1,717)	(1,669)	(3,414)	(3,328)
Interest income	12	6	24	12
Other income, net	5	—	11	15
Total other income (expense)	(1,700)	(1,663)	(3,379)	(3,301)
Income before income tax expense	27,012	17,137	56,798	38,597
Income tax expense (benefit)	(4)	7	8	14
Net income	$27,016	$17,130	$56,790	$38,583

Net income per common unit – basic	$0.37	$0.23	$0.78	$0.53
Net income per common unit – diluted	$0.37	$0.23	$0.78	$0.53
Weighted-average common units outstanding:
Basic	73,123	73,113	73,123	73,113
Diluted	73,131	73,146	73,131	73,145

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(unaudited)
	(in thousands)
Net income	$27,016	$17,130	$56,790	$38,583
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(38)	(98)	(110)	(193)
Net loss reclassified into income on settlement of interest rate swaps	266	273	533	541
Other comprehensive income (loss)	228	175	423	348
Total comprehensive income	$27,244	$17,305	$57,213	$38,931

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	Issued	Amount
			(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2014	73,122,997	$414,968	$1	$(1,038)	$413,931
Cash distributions to common unitholders – Affiliates	—	(33,471)	—	—	(33,471)
Cash distributions to common unitholders – Non-affiliates	—	(29,415)	—	—	(29,415)
Share-based compensation – Affiliates	—	60	—	—	60
Net income	—	56,790	—	—	56,790
Net gains (losses) on interest rate swaps	—	—	—	423	423
Balance at June 30, 2015	73,122,997	$408,932	$1	$(615)	$408,318

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$56,790	$38,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,829	13,459
Allowance for doubtful accounts	(16)	(20)
Amortization of deferred financing costs	479	478
(Gain) loss on disposition of fixed assets	22	406
Share-based compensation – Affiliates	1,136	1,560
Share-based compensation	289	209
Change in assets and liabilities:
Accounts receivable	(3,245)	(353)
Inventories	(107)	2,151
Prepaid expenses and other current assets	2,020	3,880
Other long-term assets	(52)	(300)
Accounts payable	908	(2,971)
Deferred revenue	(11,702)	(297)
Accrued expenses and other current liabilities	(4,395)	3,237
Other long-term liabilities	(2)	(68)
Net cash provided by operating activities	55,954	59,954
Cash flows from investing activities:
Capital expenditures	(6,033)	(7,491)
Proceeds from sale of assets	32	91
Net cash used in investing activities	(6,001)	(7,400)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(33,471)	(31,525)
Cash distributions to common unitholders – Non-affiliates	(29,415)	(27,696)
Redemption of common units	—	(5)
Net cash used in financing activities	(62,886)	(59,226)
Net increase (decrease) in cash and cash equivalents	(12,933)	(6,672)
Cash and cash equivalents, beginning of period	79,914	85,142
Cash and cash equivalents, end of period	$66,981	$78,470
Supplemental disclosures:
Cash paid for income taxes, net	$35	$33
Cash paid for interest, net of capitalized interest of $79 in 2014	$2,934	$2,849
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$2,048	$2,571
Change in accounts payable related to construction in progress	$982	$705

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Operation of Partnership

Subsequent to the closing of the Partnership's initial public offering (the "Initial Public Offering"), in April 2011 and through May 27, 2013, public security holders held approximately 30% of the Partnership's common units and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 70% of the Partnership's common units and the general partner interest. As of June 30, 2015, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

On May 28, 2013, CRLLC sold 12,000,000 of the Partnership's common units to the public in a registered public offering (the "Secondary Offering"). The Partnership did not receive any of the proceeds from the sale of common units by CRLLC. Subsequent to the closing of the Secondary Offering and as of June 30, 2015, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and 100% of the general partner interest.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2015 and December 31, 2014, the results of operations and comprehensive income of the Partnership for the three and six months ended June 30, 2015 and 2014, the cash flows of the Partnership for the six months ended June 30, 2015 and 2014 and the changes in partners’ capital for the Partnership for the six months ended June 30, 2015.

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

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership expects that the adoption of ASU 2015-03 will result in a reclassification of certain debt issuance costs on the Condensed Consolidated Balance Sheets.

(4) Share‑Based Compensation

Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which the Partnership is not responsible for payment are reflected as an increase or decrease to partners' capital.

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2015, only grants of restricted stock units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

Restricted Stock Units

Through the CVR Energy LTIP, shares of restricted common stock were previously granted to employees of CVR Energy. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. The IEP acquisition of CVR Energy and related Transaction Agreement, dated April 18, 2012, between CVR Energy and an affiliate of IEP (the “Transaction Agreement”) triggered a modification to outstanding awards under the CVR Energy LTIP. Pursuant to the Transaction Agreement, restricted shares scheduled to vest in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards would be settled in cash upon vesting in an amount equal to the lesser of the offer price of $30.00 per share or the fair market value as determined at the most recent valuation date of December 31 of each year. The awards are remeasured at each subsequent reporting date until they vest.

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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2015, the amount of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights was nominal and will be recognized over a weighted-average period of approximately 0.5 years.

Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentage for individuals for whom, as of June 30, 2015, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended June 30, 2015 and 2014, related to the awards, was approximately $2,000 and $0.1 million, respectively. Compensation expense recorded for the six months ended June 30, 2015 and 2014, related to the awards, was approximately $28,000 and $0.1 million, respectively. The Partnership is not responsible for the payment of CVR Energy restricted stock units and associated dividend equivalent rights, and accordingly, the expenses recorded have been reflected as increases to partners' capital.

Performance Unit Awards

Mr. Lipinski, CVR Energy's Chief Executive Officer and President, had performance unit awards that were fully vested as of December 31, 2014 and reimbursed as of March 31, 2015 with no remaining performance units outstanding. Total compensation expense recorded for the three and six months ended June 30, 2014 related to the performance unit awards was $0.3 million and $0.7 million, respectively.

Incentive Unit Awards – CVR Energy

In 2013, 2014 and 2015, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and the Partnership's general partner who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are generally graded-vesting awards, which are expected to vest over three years, with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2015, there was approximately $0.8 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.4 years.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of June 30, 2015, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended June 30, 2015 and 2014 related to the awards was approximately $0.2 million and $0.2 million, respectively. Compensation expense recorded for the six months ended June 30, 2015 and 2014 related to the awards was approximately $0.4 million and $0.3 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of June 30, 2015 and December 31, 2014, the Partnership had a liability of $0.5 million and $0.2 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the Partnership and employees of the general partner vest over a three year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of June 30, 2015, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As substantially all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units outstanding.

Certain Units and Phantom Units

In 2013 and during 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of the phantom unit activity during the six months ended June 30, 2015 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	243,946	$11.07
Granted	—	—
Vested	—	—
Forfeited	(2,388)	10.99
Non-vested at June 30, 2015	241,558	$11.08

Unrecognized compensation expense associated with the unvested phantom units at June 30, 2015 was approximately $2.1 million and is expected to be recognized over a weighted average period of 1.4 years. Compensation expense recorded for the three months

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

ended June 30, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $0.4 million and $0.2 million, respectively. Compensation expense recorded for the six months ended June 30, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $1.0 million and $0.6 million, respectively. As of June 30, 2015 and December 31, 2014 the Partnership had a liability of $1.2 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Unit Award

In May 2014, the Partnership entered into a Phantom Unit Agreement with Mr. Pytosh, the Chief Executive Officer and President of the general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (a) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (b) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2015, unrecognized compensation expense associated with the unvested units at June 30, 2015 was approximately $0.1 million and is expected to be recognized over a weighted average period of 1.0 years. Compensation expense recorded for the three months ended June 30, 2015 and 2014 related to the awards was approximately $10,000 and $46,000, respectively. Compensation expense recorded for the six months ended June 30, 2015 and 2014 related to the awards was approximately $39,000 and $46,000, respectively. The Partnership will be reimbursed by CVR Energy and CVR Refining for the portion of the award attributable to time Mr. Pytosh spends working on matters for those companies. As of June 30, 2015 and December 31, 2014, the Partnership had a nominal liability for the non-vested phantom unit award and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(5) Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014

	(in thousands)
Finished goods	$8,569	$12,393
Raw materials and precious metals	10,041	9,333
Parts and supplies	17,111	13,888
	$35,721	$35,614

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

(6) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	June 30, 2015	December 31, 2014

	(in thousands)
Land and improvements	$5,441	$5,263
Buildings and improvements	2,830	2,266
Machinery and equipment	560,599	559,210
Automotive equipment	448	497
Furniture and fixtures	913	882
Railcars	14,850	14,524
Construction in progress	10,678	6,515
	$595,759	$589,157
Less: Accumulated depreciation	197,931	184,223
Total property, plant and equipment, net	$397,828	$404,934

Capitalized interest recognized as a reduction of interest expense for the three and six months ended June 30, 2014 totaled approximately $44,000 and $79,000, respectively, and was $0 for the three and six months ended June 30, 2015.

Direct operating expenses exclude depreciation and amortization of approximately $6.9 million and $6.7 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $13.5 million and $13.3 million for the six months ended June 30, 2015 and 2014, respectively.

Cost of product sold expenses exclude depreciation and amortization of approximately $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $0.3 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization excluded from selling, general and administrative expenses was nominal for the three and six months ended June 30, 2015 and 2014.

(7) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At June 30, 2015, the Partnership had a total of 73,122,997 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

Available cash for each quarter begins with Adjusted EBITDA reduced for cash needed for: (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expenses, loss on extinguishment of debt and loss on disposition of assets. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2015 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	Total Cash Distributions Paid in 2015

	($ in millions, expect per common unit amounts)
Amount paid to CRLLC	$16.0	$17.5	$33.5
Amounts paid to public unitholders	14.0	15.4	29.4
Total amount paid	$30.0	$32.9	$62.9
Per common unit	$0.41	$0.45	$0.86
Common units outstanding (in thousands)	73,123	73,123

On July 29, 2015, the Board of Directors of the general partner of the Partnership declared a cash distribution for the second quarter of 2015 in the amount of $0.39 per common unit, or approximately $28.5 million in aggregate. The cash distribution will be paid on August 17, 2015 to the Partnership's unitholders of record at the close of business on August 10, 2015.

(8) Net Income per Common Unit

The Partnership's net income is allocated wholly to the common units, as the general partner does not have an economic interest. Basic and diluted net income per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, gives effect to certain units granted under the CVR Partners LTIP. The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2015	December 31, 2014

	(in thousands)
Property taxes	$1,364	$1,376
Current interest rate swap liabilities	615	855
Accrued interest	458	458
Railcar maintenance accruals	384	2,827
Other accrued expenses and liabilities (1)	2,874	4,046
	$5,695	$9,562
____________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under the feedstock and shared services agreement and the services agreement. Refer to Note 13 ("Related Party Transactions") for additional discussion.

(10) Credit Facility

The Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at June 30, 2015 and December 31, 2014. There is no scheduled amortization. The credit facility matures in April 2016; therefore, the principal portion of the term loan is presented in current portion of long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2015. The Partnership is considering capital structure and refinancing options associated with the credit facility maturity.

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

The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions, entry into sale-leaseback transactions and entry into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility. As of June 30, 2015, CVR Partners was in compliance with the covenants contained in the credit facility.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

(11) Interest Rate Swap Agreements

CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016, as discussed further in Note 10 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three month LIBOR governed by the credit facility. At June 30, 2015, the effective rate of the term loan facility, net of impact of the interest rate swap agreements, was approximately 4.57%. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively.

The interest rate swap agreements held by the Partnership also provide for the right to offset. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014. See Note 14 ("Fair Value Measurements") for discussion of the fair value of the interest rate swap agreements.

(12) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations(1)

	(in thousands)
Six months ending December 31, 2015	$2,780	$10,605
Year Ending December 31,
2016	4,943	14,848
2017	3,308	14,885
2018	2,496	13,386
2019	1,897	12,113
Thereafter	3,661	65,774
	$19,085	$131,611
_____________

(1)
This includes the Partnership’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period. See Note 13 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF leases railcars and facilities under long-term operating leases. Lease expense is included in cost of product sold (exclusive of depreciation and amortization) and for the three months ended June 30, 2015 and 2014 totaled approximately $1.2 million and $1.1 million, respectively. Lease expense for the six months ended June 30, 2015 and 2014 totaled approximately $2.3 million and $2.3 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended June 30, 2015 and 2014, totaled approximately $0.8 million and $1.0 million, respectively. For the six months ended June 30, 2015 and 2014, the expense totaled approximately $1.6 million and $2.0 million, respectively.

The Partnership is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2015 and may be renewed. The delivered cost of this pet coke is included in cost of product sold (exclusive of depreciation and amortization) and totaled approximately $1.0 million and $1.0 million, respectively, for the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, these expenses totaled approximately $2.3 million and $2.3 million, respectively.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including matters such as those described below under "Environmental, Health and Safety ("EHS") Matters." Liabilities, if any, related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings from those provided in the 2014 Form 10-K or in the quarterly report on Form 10-Q for the quarter ended March 31, 2015, which was filed with the SEC on May 1, 2015 (the "2015 Q1 Form 10-Q"). In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

Environmental, Health and Safety (“EHS”) Matters

CRNF is subject to various stringent federal, state and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted regularly as new facts emerge or changes in laws or technology occur.

There have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in the 2014 Form 10-K or the 2015 Q1 Form 10-Q. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters which may develop in the future will not have a material adverse effect on the Partnership's business, financial condition or results of operations.

(13) Related Party Transactions

Related Party Agreements

CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiaries) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Environmental Agreement; (iv) Services Agreement; (v) GP Services Agreement and (vi) Limited Partnership Agreement. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2014 Form 10-K.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets and other long-term assets on the Condensed Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Partnership's Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRNF is party to a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners, when applicable. For the three months ended June 30, 2015 and 2014, the net sales generated from the sale of hydrogen to CRRM were approximately $2.0 million and $0.9 million, respectively. For the six months ended June 30, 2015 and 2014, the net sales generated from the sale of hydrogen to CRRM were approximately $8.5 million and $6.8 million, respectively. At June 30, 2015 and December 31, 2014, there were approximately $0.3 million and $1.3 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses (exclusive of depreciation and amortization) associated with nitrogen for the three months ended June 30, 2015 and 2014, were approximately $0 and $0.3 million, respectively. Reimbursed direct operating expenses (exclusive of depreciation and amortization) associated with nitrogen for the six months ended June 30, 2015 and 2014, were approximately $0 and $0.5 million, respectively.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three and six months ended June 30, 2015 and 2014, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which is due from CRNF to CRRM over four years. At June 30, 2015 and December 31, 2014, there were assets of approximately $0.2 million and $0.2 million, respectively, included in prepaid expenses and other current assets and approximately $0.9 million and $1.0 million, respectively, included in other long-term assets. Additionally, at December 31, 2014, there was a liability of approximately $0.1 million in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

At June 30, 2015 and December 31, 2014, receivables of approximately $0.1 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At June 30, 2015 and December 31, 2014, current obligations of approximately $0.8 million and $1.1 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above.

Coke Supply Agreement

CRNF is party to a coke supply agreement with CRRM pursuant to which CRRM supplies CRNF with pet coke. This agreement provides that CRRM must deliver to CRNF during each calendar year an annual required amount of pet coke equal to the lesser of

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $2.1 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, which was recorded in cost of product sold (exclusive of depreciation and amortization). For the six months ended June 30, 2015 and 2014, cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $3.9 million and $4.5 million, respectively. Payables of $0.3 million and $0.5 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$1.0	$0.9	$1.9	$1.8
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	2.5	2.7	4.9	5.3
Total	$3.5	$3.6	$6.8	$7.1

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 4 ("Share‑Based Compensation"), of $1.5 million and $1.5 million, respectively, for the three months ended June 30, 2015 and 2014. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $2.6 million and $2.8 million, respectively, for the six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, current obligations of $2.0 million and $2.6 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. At June 30, 2015 and December 31, 2014, receivables of $0.2 million and $0.1 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the services agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended June 30, 2015 and 2014 approximately $1.0 million and $0.6 million, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the six months ended June 30, 2015 and 2014, approximately $2.1 million and $0.9 million were incurred related to amounts due for reimbursement, respectively. At June 30, 2015 and December 31, 2014, current obligations of $1.7 million and $1.1 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$45,344	$—	$—	$45,344
Other current liabilities (interest rate swaps)	—	615	—	615

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2015
(unaudited)

	December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$53,323	$—	$—	$53,323
Other current liabilities (interest rate swaps)	—	855	—	855
Other long-term liabilities (interest rate swaps)	—	183	—	183
Total Liabilities	$—	$1,038	$—	$1,038

As of June 30, 2015 and December 31, 2014, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. See further discussion in Note 11 (“Interest Rate Swap Agreements”). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission (“SEC”) as of February 20, 2015 (the "2014 Form 10-K"). Results of operations and cash flows for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of results to be attained for any other period.

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

•
any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may” or similar expressions.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in the 2014 Form 10-K. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Refining;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	competition in the nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	the risk of security breaches;

•	our lack of asset diversification;

•	our dependence on significant customers;

•	the potential loss of our transportation cost advantage over our competitors;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

•	risks relating to our relationships with CVR Energy and CVR Refining;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•	instability and volatility in the capital and credit markets.

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

Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2014, we produced 963.7 thousand tons of UAN and 388.9 thousand tons of ammonia. Approximately 97% of our produced ammonia tons and the majority of the purchased ammonia tons were upgraded into UAN in 2014. For the three months ended June 30, 2015 and 2014, we produced 253.5 thousand tons and 223.4 thousand tons of UAN and 107.1 thousand tons and 92.2 thousand tons of ammonia, respectively. For the six months ended June 30, 2015 and 2014, we produced 505.6 thousand tons and 480.6 thousand tons of UAN and 203.0 thousand tons and 183.3 thousand tons of ammonia, respectively. For the three months ended June 30, 2015 and 2014, approximately 96% and 97%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN. For the six months ended June 30, 2015 and 2014, approximately 97% and 94%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the common units of CVR Refining at June 30, 2015. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

Major Influences on Results of Operations

Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Unlike our competitors, we do not use natural gas as a feedstock and use a minimal amount of natural gas as an energy source in our operations. As a result, volatile swings in natural gas prices have a minimal impact on our results of operations. Instead, CVR Refining’s adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a 20 year pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports and the extent of government intervention in agriculture markets.

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

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended June 30, 2015.

Our largest raw material expense used in the production of ammonia is pet coke, which we purchase from CVR Refining and third parties. For the three months ended June 30, 2015 and 2014, we incurred approximately $3.1 million and $3.2 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $25 and $27. For the six months ended June 30, 2015 and 2014, we incurred approximately $6.7 million and $6.8 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $27 and $28.

Consistent, safe and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a full facility turnaround every two to three years. Turnarounds are expected to last 14-21 days. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption unit. The Partnership is planning to undergo the next full facility turnaround in the third quarter of 2015 and we currently anticipate the cost will be approximately $7.0 million.

Agreements with CVR Energy and CVR Refining

We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries (including CVR Refining), and our general partner. These include the pet coke supply agreement under which we buy the pet coke we use in our nitrogen fertilizer plant; a services agreement, under which CVR Energy and its subsidiaries provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; and a lease agreement pursuant to which we lease office space and laboratory space. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 13 ("Related Party Transactions") to Part I, Item 1 of this Report for additional discussion of the agreements.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reason discussed below.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and six months ended June 30, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2014, is unaudited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$80.8	$77.2	$173.9	$157.5
Cost of product sold – Affiliates (1)	2.2	2.3	4.0	4.5
Cost of product sold – Third parties (1)	13.2	17.1	37.2	36.6
	15.4	19.4	41.2	41.1
Direct operating expenses – Affiliates (1) (2)	1.2	0.8	2.2	1.6
Direct operating expenses – Third parties (1) (3)	23.5	26.1	47.0	49.5
Major scheduled turnaround expenses	0.4	—	0.4	—
	25.1	26.9	49.6	51.1
Selling, general and administrative expenses – Affiliates (1) (2)	3.4	4.0	6.6	7.5
Selling, general and administrative expenses – Third parties (1)	1.2	1.3	2.5	2.4
	4.6	5.3	9.1	9.9
Depreciation and amortization	7.0	6.8	13.8	13.5
Operating income	28.7	18.8	60.2	41.9
Interest expense and other financing costs	(1.7)	(1.7)	(3.4)	(3.3)
Interest income	—	—	—	—
Other income, net	—	—	—	—
Total other income (expense)	(1.7)	(1.7)	(3.4)	(3.3)
Income before income tax expense	27.0	17.1	56.8	38.6
Income tax expense (benefit)	—	—	—	—
Net income	$27.0	$17.1	$56.8	$38.6
EBITDA (4)	$35.7	$25.6	$74.0	$55.4
Adjusted EBITDA (4)	$36.1	$25.7	$74.5	$55.7
Available cash for distribution (5)	$28.4	$24.0	$61.0	$51.8

Reconciliation to net sales:
Sales net at gate	$70.5	$69.2	$149.7	$136.2
Freight in revenue	7.8	6.7	14.8	13.5
Hydrogen revenue	2.0	0.9	8.5	6.8
Other	0.5	0.4	0.9	1.0
Total net sales	$80.8	$77.2	$173.9	$157.5

	As of June 30, 2015	As of December 31, 2014
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$67.0	$79.9
Working capital (deficiency) (6)	(33.8)	89.9
Total assets	560.0	578.8
Total debt, including current portion	125.0	125.0
Total long-term liabilities	—	125.2
Total partners’ capital	408.3	413.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$30.6	$24.4	$56.0	$59.9
Investing activities	(3.4)	(4.0)	(6.0)	(7.4)
Financing activities	(32.9)	(27.8)	(62.9)	(59.2)
Net increase (decrease) in cash and cash equivalents	$(5.7)	$(7.4)	$(12.9)	$(6.7)

Capital expenditures for property, plant and equipment	$3.4	$4.1	$6.0	$7.5

______________

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$6.9	$6.7	$13.5	$13.3
Depreciation and amortization excluded from cost of product sold	0.1	0.1	0.3	0.2
	$7.0	$6.8	$13.8	$13.5

(2)
Our selling, general and administrative expenses and direct operating expenses include amounts for share-based compensation charges, which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes. See Note 4 ("Share‑Based Compensation") to Part I, Item 1 of this Report for further discussion of allocated share-based compensation. The charges for allocated share-based compensation was approximately $0.1 million and $0.6 million, respectively, for the three months ended June 30, 2015 and 2014, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statement of Operations. The charges for share-based compensation in selling, general and administrative expenses (exclusive of depreciation and amortization) were $0.4 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. The amounts included in direct operating expenses (exclusive of depreciation and amortization) were nominal for the three and six months ended June 30, 2015 and 2014.

(3)	Amounts are shown exclusive of major scheduled turnaround expenses that are separately disclosed.

(4)	EBITDA is defined as net income before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expenses, loss on extinguishment of debt and loss on disposition of assets.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expenses, loss on extinguishment of debt and loss on disposition of assets, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our SEC reports, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed herein, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted

EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of our Net Income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Net income	$27.0	$17.1	$56.8	$38.6
Add:
Interest expense and other financing costs, net	1.7	1.7	3.4	3.3
Depreciation and amortization	7.0	6.8	13.8	13.5
EBITDA	$35.7	$25.6	$74.0	$55.4
Add:
Major scheduled turnaround expenses	0.4	—	0.4	—
Share-based compensation, non-cash	—	0.1	0.1	0.3
Adjusted EBITDA	$36.1	$25.7	$74.5	$55.7

(5)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three and six months ended June 30, 2015 and 2014, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deemed necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of the available cash for distribution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except units and per unit data)

Adjusted EBITDA	$36.1	$25.7	$74.5	$55.7
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.5)	(1.4)	(2.9)	(2.9)
Maintenance capital expenditures	(2.2)	(1.0)	(3.6)	(2.0)
Major scheduled turnaround expenses	(0.4)	—	(0.4)	—
Cash reserves for future turnaround expenses	(4.0)	—	(7.0)	—
Plus:
Release of cash reserves established for turnaround expenses	0.4	—	0.4	—
Release of previously established cash reserves, net	—	0.7	—	1.0
Available cash for distribution	$28.4	$24.0	$61.0	$51.8
Available cash for distribution, per common unit	$0.39	$0.33	$0.84	$0.71
Common units outstanding (in thousands)	73,123	73,114	73,123	73,114

(6)
Working capital (deficiency) includes $125.0 million for the current portion of long-term debt as of June 30, 2015. Working capital excluding the current portion of long-term debt was $91.2 million as of June 30, 2015.

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Key Operating Statistics:
Production volume (thousand tons):
Ammonia (gross produced) (1)	107.1	92.2	203.0	183.3
Ammonia (net available for sale) (1)(2)	4.4	3.2	19.1	12.1
UAN	253.5	223.4	505.6	480.6
Pet coke consumed (thousand tons)	128.2	117.3	253.1	242.1
Pet coke consumed (cost per ton) (3)	$25	$27	$27	$28
Sales (thousand tons):
Ammonia	6.3	2.9	19.1	8.3
UAN	249.8	239.2	524.3	493.9
Product pricing at gate (dollars per ton) (4):
Ammonia	$546	$521	$551	$493
UAN	$269	$283	$265	$267
On-stream factors (5):
Gasification	100.0%	94.2%	99.7%	96.5%
Ammonia	99.3%	88.1%	96.9%	90.1%
UAN	96.6%	85.9%	97.2%	91.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Market Indicators:
Natural gas NYMEX (dollars per MMbtu)	$2.74	$4.58	$2.77	$4.65
Ammonia – Southern Plains (dollars per ton)	$546	$561	$550	$501
UAN – Corn belt (dollars per ton)	$305	$333	$309	$332

____________

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)
In addition to the produced ammonia, the Partnership acquired approximately 0.6 thousand tons and 2.7 thousand tons of ammonia during the three months ended June 30, 2015 and 2014, respectively. The Partnership acquired approximately 21.8 thousand tons and 25.6 thousand tons of ammonia during the six months ended June 30, 2015 and 2014, respectively.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $21 and $24 for the three months ended June 30, 2015 and 2014, respectively. Third-party pet coke prices averaged $39 and $41 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, our pet coke cost per ton purchased from CVR Refining averaged $21 and $24, respectively. For the six months ended June 30, 2015 and 2014, third-party pet coke prices averaged $42 and $40, respectively.

(4)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)
On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency. Excluding the impact of the shutdown for installation of the waste heat boiler, pressure swing adsorption unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the three months ended

June 30, 2014 would have been 100.0% for gasifier, 94.9% for ammonia and 92.9% for UAN and the on-stream factors for the six months ended June 30, 2014 would have been 99.4% for gasifier, 93.5% for ammonia and 95.0% for UAN.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net Sales. Net sales were $80.8 million for the three months ended June 30, 2015 compared to $77.2 million for the three months ended June 30, 2014. The increase of $3.6 million was primarily the result of higher UAN sales volumes ($3.3 million), higher ammonia sales volumes ($1.9 million), and higher hydrogen sales volumes ($1.1 million), partially offset by lower UAN sales prices ($2.9 million). For the three months ended June 30, 2015, UAN and ammonia made up $74.8 million and $3.5 million of our net sales, respectively. This compared to UAN and ammonia net sales of $74.4 million and $1.5 million, respectively, for the three months ended June 30, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	249,790	$299	$74.8	239,216	$311	$74.4	10,574	$0.4	$(2.9)	$3.3
Ammonia	6,307	$560	$3.5	2,854	$542	$1.5	3,453	$2.0	$0.1	$1.9
Hydrogen	207,543	$10	$2.0	92,967	$10	$0.9	114,576	$1.1	$—	$1.1
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The increase in UAN and ammonia sales volume for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily attributable to increased production due to the May 2014 downtime. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 100.0%, 99.3% and 96.6%, respectively, for the three months ended June 30, 2015. Product pricing at gate for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 decreased 4.9% for UAN and increased 4.8% for ammonia.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the three months ended June 30, 2015 was $15.4 million, compared to $19.4 million for the three months ended June 30, 2014. The $4.0 million decrease resulted from $3.9 million in lower costs from transactions with third parties and lower costs from transactions with affiliates of $0.1 million. The lower third-party costs incurred during the three months ended June 30, 2015 were primarily the result of lower distribution costs ($2.0 million) mostly due to the decrease in railcar regulatory inspections and repairs, ammonia purchases ($1.1 million) and other less significant changes. The decrease in railcar regulatory inspections and repairs is related to a smaller portion of our fleet due for regulatory inspections and related repairs during the three months ended June 30, 2015 as compared to three months ended June 30, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2015 were $25.1 million as compared to $26.9 million for the three months ended June 30, 2014. The $1.8 million decrease resulted primarily from lower outside services ($0.7 million), refractory brick amortization ($0.7 million), utilities, net ($0.6 million) and repairs and maintenance ($0.5 million), partially offset by turnaround expenses ($0.4 million) and chemicals ($0.3 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $4.6 million for the three months ended June 30, 2015 and $5.3 million for the three months ended June 30, 2014. The $0.7 million decrease resulted primarily from a $0.6 million decrease in costs of transactions with affiliates and a $0.1 million decrease in costs of transactions with third parties. The overall variance was primarily the result of a decrease in share-based compensation ($0.3 million) and expenses related to the services agreement, exclusive of share-based compensation ($0.3 million).

Operating Income. Operating income was $28.7 million for the three months ended June 30, 2015, as compared to operating income of $18.8 million for the three months ended June 30, 2014. The increase of $9.9 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was the result of the increase in net sales ($3.6 million) and decreases in cost of product sold ($4.0 million), direct operating expenses ($1.8 million), selling general and administrative expenses ($0.7 million), partially offset by an increase in depreciation and amortization ($0.2 million).

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Sales. Net sales were $173.9 million for the six months ended June 30, 2015 compared to $157.5 million for the six months ended June 30, 2014. The increase of $16.4 million was primarily the result of higher UAN sales volumes ($9.0 million), higher ammonia sales volumes ($5.6 million), higher hydrogen sales volumes ($1.4 million) and higher ammonia sales prices ($1.0 million), partially offset by lower UAN sales prices ($0.8 million). For the six months ended June 30, 2015, UAN and ammonia made up $153.7 million and $10.8 million of our net sales, respectively. This compared to UAN and ammonia net sales of $145.5 million and $4.2 million, respectively, for the six months ended June 30, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	524,330	$293	$153.7	493,886	$295	$145.5	30,444	$8.2	$(0.8)	$9.0
Ammonia	19,128	$562	$10.8	8,301	$511	$4.2	10,827	$6.6	$1.0	$5.6
Hydrogen	807,821	$11	$8.5	671,431	$10	$6.8	136,390	$1.7	$0.3	$1.4
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The increase in UAN and ammonia sales volume for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to increased production. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 99.7%, 96.9% and 97.2%, respectively, for the six months ended June 30, 2015. Product pricing at gate for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 slightly decreased 0.7% for UAN and increased 11.8% for ammonia.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the six months ended June 30, 2015 was $41.2 million, compared to $41.1 million for the six months ended June 30, 2014. The $0.1 million increase resulted from $0.6 million in higher costs from transactions with third parties, partially offset by lower costs from transactions with affiliates of $0.5 million. The higher third-party costs incurred during the six months ended June 30, 2015 were primarily the result of increased UAN and ammonia sales volumes, including associated freight expenses ($0.9 million), as discussed above, and higher third-party pet coke costs ($0.5 million), partially offset by lower distribution costs ($3.5 million) mostly due to the decrease in railcar regulatory inspections and repairs. The decrease in railcar regulatory inspections and repairs is related to a smaller portion of our fleet due for regulatory inspections and related repairs during the six months ended June 30, 2015 as compared to six months ended June 30, 2014. The decrease in affiliate costs during the six months ended June 30, 2015 was primarily the result of lower pet coke pricing from CVR Refining.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2015 were $49.6 million as compared to $51.1 million for the six months ended June 30, 2014. The $1.5 million decrease resulted primarily from lower outside services ($1.6 million), utilities, net ($1.1 million) and refractory brick amortization ($1.1 million), partially offset by higher labor ($0.8 million), repairs and maintenance ($0.6 million) and turnaround expenses ($0.4 million).

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $9.1 million for the six months ended June 30, 2015 and $9.9 million for the six months ended June 30, 2014. The $0.8 million decrease resulted primarily from a $0.9 million decrease in costs of transactions with affiliates, partially offset by a $0.1 million increase in costs of transactions with third parties. The overall variance was primarily the result of an increase in expenses related to the services agreement, exclusive of share-based compensation ($0.8 million) and share-based compensation ($0.4 million), partially offset an increase in reimbursements of our general partner, exclusive of share-based compensation ($0.3 million) and expenses related to personnel costs, exclusive of share-based compensation ($0.2 million).

Operating Income. Operating income was $60.2 million for the six months ended June 30, 2015, as compared to operating income of $41.9 million for the six months ended June 30, 2014. The increase of $18.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was the result of the increase in net sales ($16.4 million) and decreases in direct operating expenses ($1.5 million) and selling general and administrative expenses ($0.8 million), partially offset by an increase in depreciation and amortization ($0.3 million) and cost of product sold ($0.1 million).

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations.

As discussed in Note 10 ("Credit Facility") to Part I, Item I of this Report, the Partnership's credit facility matures in April 2016 and the $125.0 million principal portion of the term loan is presented as a current liability as of June 30, 2015. We are considering various capital structure and refinancing options in association with the credit facility maturity. We anticipate these options will be adequate to fund the cash requirements of the maturing credit facility.

We believe that our cash from operations, remaining proceeds from the Initial Public Offering and available borrowings under our revolving credit facility, together with the options management is considering as discussed above, will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all. Further discussion of declared cash distributions is included below under "Distributions to Unitholders."

Cash Balance and Other Liquidity

As of June 30, 2015, we had cash and cash equivalents of $67.0 million, including $1.9 million of customer advances. Working capital deficiency at June 30, 2015 was $33.8 million, consisting of $117.8 million in current assets and approximately $151.6 million in current liabilities, which includes the current portion of long-term debt of $125.0 million. Working capital at December 31, 2014 was $89.9 million, consisting of $129.6 million in current assets and $39.7 million in current liabilities. As of July 28, 2015, we had cash and cash equivalents of $77.2 million.

Credit Facility

On April 13, 2011 in conjunction with the completion of our Initial Public Offering, we entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016, as discussed above. The credit facility is available to finance on-going working capital, capital projects, letter of credit issuances and general needs of the Partnership.

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

As of June 30, 2015 and December 31, 2014, no amounts were drawn under the $25.0 million revolving credit facility.

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

As of June 30, 2015, we were in compliance with the covenants under the credit facility.

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

We have determined that the two Interest Rate Swaps agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for the three months ended June 30, 2015 and 2014 was $0.3 million and $0.3 million, respectively, in interest expense. For the three months ended June 30, 2015 and 2014, the Partnership recorded a loss of approximately $0 and a loss of $0.1 million, respectively, in the fair market value on the interest rate swaps. The impact recorded for the six months ended June 30, 2015 and 2014 was $0.5 million and $0.5 million, respectively, in interest expense. For the six months ended June 30, 2015 and 2014, the Partnership recorded a loss of $0.1 million and a loss of $0.2 million, respectively, in the fair market value on the interest rate swaps. The fair market value of the interest rate swaps recorded in accrued expenses and other current liabilities on the Partnership's Condensed Consolidated Balance Sheets as of June 30, 2015 is $0.6 million. This amount is unrealized and, therefore, included in accumulated other comprehensive income (loss).

Capital Spending

Our total capital expenditures for the six months ended June 30, 2015 were approximately $6.0 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Of the $6.0 million spent for the six months ended June 30, 2015, approximately $3.6 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses as discussed in "Major Influences on Results of Operations" are expensed when incurred.
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

	December 31, 2014	March 31, 2015	Total Cash Distributions Paid in 2015

	($ in millions, expect per common unit amounts)
Amount paid to CRLLC	$16.0	$17.5	$33.5
Amounts paid to public unitholders	14.0	15.4	29.4
Total amount paid	$30.0	$32.9	$62.9
Per common unit	$0.41	$0.45	$0.86
Common units outstanding (in thousands)	73,123	73,123

On July 29, 2015, the Board of Directors of the general partner of the Partnership declared a cash distribution for the second quarter of 2015 in the amount of $0.39 per common unit, or approximately $28.5 million in aggregate. The cash distribution will be paid on August 17, 2015 to the Partnership's unitholders of record at the close of business on August 10, 2015.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2015	2014

	(in millions)
Net cash flow provided by (used in):
Operating activities	$56.0	$59.9
Investing activities	(6.0)	(7.4)
Financing activities	(62.9)	(59.2)
Net increase (decrease) in cash and cash equivalents	$(12.9)	$(6.7)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2015 were approximately $56.0 million. Fluctuations in trade working capital decreased our operating cash flow by $2.4 million due to an increase in accounts receivable of $3.2 million and inventory of $0.1 million, partially offset by an increase in accounts payable of $0.9 million. The increase in accounts receivable was primarily attributable to an increase in sales and normal fluctuations in the timing of payments. Fluctuations in other working capital of $14.1 million decreased our operating cash flow and were due to a decrease in deferred revenue of $11.7 million, a decrease to accrued expenses and other current liabilities of $4.4 million, partially offset by a decrease to prepaid expenses and other current assets of $2.0 million for the six months ended June 30, 2015. The decrease in deferred revenue was primarily attributable to lower market demand for prepaid contracts and increased sales for the six months ended June 30, 2015. The decrease in accrued expenses and other current liabilities was primarily attributable to a decrease in balances related to accrued railcar regulatory inspections of $2.4 million due to a larger portion of our fleet due for regulatory inspections and repairs during 2014.

Net cash flows provided by operating activities for the six months ended June 30, 2014 were $59.9 million. Fluctuations in trade working capital decreased our operating cash flow by $1.2 million due to a decrease in accounts payable of $3.0 million and an increase in accounts receivable of $0.4 million, partially offset by a decrease in inventory of $2.2 million. The decrease in accounts payable is primarily attributable to a decrease in accrued intercompany charges of $3.3 million, partially offset by an increase due to normal changes in business operations. The decrease in inventory was due to a decrease in finished goods inventory as a result of the May 2014 downtime resulting in lower production and an increase use of parts and supplies. Fluctuations in other working capital of $6.8 million increased our operating cash flow and were due to a decrease in prepaid expenses and other current assets of $3.9 million and an increase to accrued expenses and other current liabilities of $3.2 million, partially offset by a decrease to deferred revenue of $0.3 million. The decrease to prepaid expenses and other current assets was primarily attributable to a decrease in intercompany amounts due from CRRM that included a decrease in the transfer of hydrogen and a decrease in prepaid insurance. The increase in accrued expenses and other current liabilities was primarily attributable to an increase in accrued railcar regulatory inspections and repairs due to a larger portion of our fleet due for regulatory inspections and repairs.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $6.0 million compared to $7.4 million for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, net cash used in investing activities was primarily the result of capital expenditures.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the six months ended June 30, 2015 were $62.9 million, compared to net cash flows used in financing activities for the six months ended June 30, 2014 of $59.2 million. The net cash used in financing activities for the six months ended June 30, 2015 and 2014 was attributable to quarterly cash distributions.

Contractual Obligations

As of June 30, 2015, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2015, from those disclosed in our 2014 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 31, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership expects that the adoption of ASU 2015-03 will result in a reclassification of certain debt issuance costs on the Condensed Consolidated Balance Sheets.

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

Commodity Price, Foreign Currency Exchange and Non-Operating Risks

We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities (e.g., UAN, ammonia or pet coke). Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk. We do not engage in activities that expose us to speculative or non-operating risks, including derivative trading activities. In the opinion of our management, there is no derivative financial instrument that correlates effectively with, and has a trading volume sufficient to hedge, our firm commitments and forecasted commodity purchase or sales transactions. Our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks. Our management may, in the future, elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

July 30, 2015	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

July 30, 2015	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

July 30, 2015	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)