Form 10-Q
period 2015-09-30
CVR PARTNERS, LP
filed 2015-10-29
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 73,122,997 common units outstanding at October 27, 2015.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2015

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (this “Report”):

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

general partner or CVR GP	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources, LLC.

Initial Public Offering	The initial public offering of CVR Partners, LP common units that closed on April 13, 2011.

MMbtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

MSCF	One thousand standard cubic feet, a customary gas measurement.

netback	Netback represents net sales less freight revenue divided by product sales volume in tons. Netback is also referred to as product pricing at gate.

on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

pet coke	Petroleum coke - a coal-like substance that is produced during the oil refining process.

product pricing at gate	Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate is also referred to as netback.

Secondary Offering	The registered public offering of 12,000,000 common units of CVR Partners, LP, by CRLLC, which closed on May 28, 2013.

throughput	The volume processed through a unit.

ton	One ton is equal to 2,000 pounds.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$33,250	$79,914
Accounts receivable, net of allowance for doubtful accounts of $21 and $34, at September 30, 2015 and December 31, 2014, respectively	7,865	7,136
Inventories	36,716	35,614
Prepaid expenses and other current assets, including $694 and $1,848 from affiliates at September 30, 2015 and December 31, 2014, respectively	2,785	6,914
Total current assets	80,616	129,578
Property, plant, and equipment, net of accumulated depreciation	398,686	404,934
Goodwill	40,969	40,969
Deferred financing costs, net	—	272
Other long-term assets, including $822 and $957 with affiliates at September 30, 2015 and December 31, 2014, respectively	3,484	3,086
Total assets	$523,755	$578,839
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$125,000	$—
Accounts payable, including $2,230 and $2,279 due to affiliates at September 30, 2015 and December 31, 2014, respectively	18,918	12,747
Personnel accruals, including $2,186 and $1,129 with affiliates at September 30, 2015 and December 31, 2014, respectively	5,364	3,785
Deferred revenue	2,401	13,613
Accrued expenses and other current liabilities, including $2,088 and $2,094 with affiliates at September 30, 2015 and December 31, 2014, respectively	5,471	9,562
Total current liabilities	157,154	39,707
Long-term liabilities:
Long-term debt, net of current portion	—	125,000
Other long-term liabilities	18	201
Total long-term liabilities	18	125,201
Commitments and contingencies
Partners’ capital:
Common unitholders 73,122,997 units issued and outstanding at September 30, 2015 and December 31, 2014	366,954	414,968
General partner interest	1	1
Accumulated other comprehensive loss	(372)	(1,038)
Total partners’ capital	366,583	413,931
Total liabilities and partners’ capital	$523,755	$578,839
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(unaudited)
	(in thousands, except per unit data)
Net sales	$49,325	$66,733	$223,190	$224,265
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	1,147	2,232	5,149	6,805
Cost of product sold (exclusive of depreciation and amortization) — Third parties	13,354	13,202	50,545	49,773
	14,501	15,434	55,694	56,578
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,030	621	3,252	2,191
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	32,149	25,487	79,487	75,023
	33,179	26,108	82,739	77,214
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,661	3,035	10,289	10,544
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	2,381	928	4,859	3,343
	6,042	3,963	15,148	13,887
Depreciation and amortization	7,409	6,812	21,238	20,272
Total operating costs and expenses	61,131	52,317	174,819	167,951
Operating income (loss)	(11,806)	14,416	48,371	56,314
Other income (expense):
Interest expense and other financing costs	(1,727)	(1,724)	(5,141)	(5,052)
Interest income	10	7	34	19
Other income, net	54	33	65	48
Total other income (expense)	(1,663)	(1,684)	(5,042)	(4,985)
Income (loss) before income tax expense	(13,469)	12,732	43,329	51,329
Income tax expense	9	13	17	27
Net income (loss)	$(13,478)	$12,719	$43,312	$51,302

Net income (loss) per common unit – basic	$(0.18)	$0.17	$0.59	$0.70
Net income (loss) per common unit – diluted	$(0.18)	$0.17	$0.59	$0.70
Weighted-average common units outstanding:
Basic	73,123	73,115	73,123	73,114
Diluted	73,123	73,139	73,131	73,141

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(unaudited)
	(in thousands)
Net income (loss)	$(13,478)	$12,719	$43,312	$51,302
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(22)	36	(132)	(157)
Net loss reclassified into income on settlement of interest rate swaps	265	275	798	816
Other comprehensive income	243	311	666	659
Total comprehensive income (loss)	$(13,235)	$13,030	$43,978	$51,961

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	Issued	Amount
			(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2014	73,122,997	$414,968	$1	$(1,038)	$413,931
Cash distributions to common unitholders – Affiliates	—	(48,650)	—	—	(48,650)
Cash distributions to common unitholders – Non-affiliates	—	(42,754)	—	—	(42,754)
Share-based compensation – Affiliates	—	78	—	—	78
Net income	—	43,312	—	—	43,312
Net gains (losses) on interest rate swaps	—	—	—	666	666
Balance at September 30, 2015	73,122,997	$366,954	$1	$(372)	$366,583

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$43,312	$51,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,238	20,272
Allowance for doubtful accounts	(13)	(35)
Amortization of deferred financing costs	721	721
(Gain) loss on disposition of fixed assets	(24)	129
Share-based compensation – Affiliates	1,480	1,597
Share-based compensation	305	187
Change in assets and liabilities:
Accounts receivable	(716)	896
Inventories	(1,102)	115
Prepaid expenses and other current assets	3,680	5,268
Other long-term assets	(169)	279
Accounts payable	3,326	(4,126)
Deferred revenue	(11,212)	1,067
Accrued expenses and other current liabilities	(3,736)	2,034
Other long-term liabilities	—	(63)
Net cash provided by operating activities	57,090	79,643
Cash flows from investing activities:
Capital expenditures	(12,428)	(13,499)
Proceeds from sale of assets	78	91
Net cash used in investing activities	(12,350)	(13,408)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(48,650)	(44,369)
Cash distributions to common unitholders – Non-affiliates	(42,754)	(38,980)
Redemption of common units	—	(24)
Net cash used in financing activities	(91,404)	(83,373)
Net decrease in cash and cash equivalents	(46,664)	(17,138)
Cash and cash equivalents, beginning of period	79,914	85,142
Cash and cash equivalents, end of period	$33,250	$68,004
Supplemental disclosures:
Cash paid for income taxes, net	$35	$33
Cash paid for interest, net of capitalized interest of $9 and $85 in 2015 and 2014, respectively	$4,419	$4,331
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$3,911	$1,873
Change in accounts payable related to construction in progress	$2,845	$7

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Operation of Partnership

Subsequent to the closing of the Partnership's initial public offering (the "Initial Public Offering"), in April 2011 and through May 27, 2013, public security holders held approximately 30% of the Partnership's common units and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 70% of the Partnership's common units and 100% of the general partner interest. As of September 30, 2015, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

On May 28, 2013, CRLLC sold 12,000,000 of the Partnership's common units to the public in a registered public offering (the "Secondary Offering"). The Partnership did not receive any of the proceeds from the sale of common units by CRLLC. Subsequent to the closing of the Secondary Offering and as of September 30, 2015, public security holders held approximately 47% of the Partnership's common units and CRLLC held approximately 53% of the Partnership's common units and 100% of the general partner interest. Subsequent to the completion of the pending mergers, which are discussed in the "Pending Mergers" section below, the Partnership estimates that CRLLC will hold approximately 34% of the Partnership's common units and 100% of the general partner interest.

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

Pending Mergers

On August 9, 2015, CVR Partners, including its two newly-created direct wholly-owned subsidiaries Lux Merger Sub 1 LLC ("Merger Sub 1") and Lux Merger Sub 2 LLC ("Merger Sub 2"), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rentech Nitrogen Partners, L.P., a publicly traded partnership whose common units are listed on the New York Stock Exchange under the ticker symbol "RNF" (“Rentech Nitrogen”), and Rentech Nitrogen GP, LLC (“Rentech Nitrogen GP”), pursuant to which CVR Partners will acquire Rentech Nitrogen and Rentech Nitrogen GP. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub 1 will be merged with and into Rentech Nitrogen GP, with Rentech Nitrogen GP continuing as the surviving entity and a wholly-owned subsidiary of CVR Partners, and Merger Sub 2 will be merged with and into Rentech Nitrogen, with Rentech Nitrogen continuing as the surviving entity and a wholly-owned subsidiary of CVR Partners (together, the “mergers”).

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Under the terms of the Merger Agreement, holders of common units representing limited partner interests in Rentech Nitrogen (“Rentech Nitrogen common units”) eligible to receive consideration will receive 1.04 common units (the “unit consideration”) representing limited partner interests in CVR Partners (“CVR Partners common units”) and $2.57 in cash, without interest, (the “cash consideration” and together with the unit consideration, the “merger consideration”) for each Rentech Nitrogen common unit. Phantom units granted and outstanding under Rentech Nitrogen’s equity plans and held by an employee who will continue in the employment of a CVR Partners-affiliated entity upon closing of the mergers will be canceled and replaced with new incentive awards of substantially equivalent value and on similar terms. Each phantom unit granted and outstanding and held by (i) an employee who will not continue in employment of a CVR Partners-affiliated entity, or (ii) a director of Rentech Nitrogen GP will, upon closing of the mergers, vest in full and be entitled to receive the merger consideration. The unit consideration is fixed, and the number of units included in the merger consideration will not be adjusted to reflect changes in the price of Rentech Nitrogen common units or CVR Partners common units. CVR Partners is expected to issue approximately 40.7 million CVR Partners common units to former Rentech Nitrogen common unitholders pursuant to the mergers.

Rentech Nitrogen owns and operates two fertilizer facilities. The facility located in East Dubuque, Illinois (the "East Dubuque facility") produces primarily ammonia and UAN using natural gas as the facility's primary feedstock. The facility located in Pasadena, Texas (the "Pasadena facility") produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility's primary feedstocks. Rentech Nitrogen is required to sell or spin off its Pasadena facility as a condition to closing of the mergers (unless waived), and Rentech Nitrogen common unitholders may receive additional consideration for the Pasadena facility in the event such a sale or spin-off is consummated.

The completion of the mergers is subject to satisfaction or waiver of closing conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the outstanding Rentech Nitrogen common units, (ii) the effectiveness of a registration statement on Form S-4, (iii) the approval for listing of the CVR Partners common units issuable as part of the merger consideration on the New York Stock Exchange, (iv) the sale or spin-off by Rentech Nitrogen of Rentech Nitrogen’s Pasadena facility on terms specified in the Merger Agreement, (v) the absence of certain events of default under the indenture governing Rentech Nitrogen’s 6.500% Second Lien Senior Secured Notes due 2021 and (vi) other customary conditions. On September 17, 2015, CVR Partners filed a registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register the CVR Partners common units issuable as part of the merger consideration.

The Merger Agreement includes customary restrictions on the conduct of the Partnership’s business prior to the completion of the mergers, generally requiring the Partnership to conduct its business in the ordinary course and subjecting the Partnership to a variety of specified limitations.  In accordance with the terms of the Merger Agreement, beginning with the distribution for the third quarter of 2015 and until the closing of the mergers, the Partnership may not make or declare distributions in excess of available cash for distribution in respect of any quarter.

The Merger Agreement contains certain termination rights for both CVR Partners and Rentech Nitrogen and further provides that upon termination of the Merger Agreement, under certain circumstances, either party may be required to make an expense reimbursement payment of $10.0 million, and Rentech Nitrogen may be required to pay CVR Partners a termination fee equal to $31.2 million.

Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the “commitment letter”) with CRLLC, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set forth in the commitment letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available solely to fund the repayment of all of the loans outstanding under Rentech Nitrogen’s existing $50.0 million credit facility with General Electric Capital Corporation, the cash consideration and expenses associated with the mergers. The term loan facility will bear interest at a rate of three-month LIBOR plus 3.0% per annum. Calculation of interest shall be on the basis of the actual number of days elapsed over a 360-day year. Such term loan, if drawn, would have a one year term.

Further, simultaneously with the execution of the Merger Agreement, CVR Partners also entered into the voting and support agreement with Rentech, Inc. and certain of its wholly-owned subsidiaries, who collectively hold a sufficient number of Rentech Nitrogen common units to approve the proposed mergers without the affirmative vote of any other Rentech Nitrogen common unitholders, pursuant to which such holders of Rentech Nitrogen common units have agreed to, among other things, vote in favor of

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

the Merger Agreement. CVR Partners common unitholders are not required to adopt the Merger Agreement or approve the mergers or the issuance of CVR Partners common units in connection with the mergers.

The Partnership incurred $1.5 million of legal and other professional fees and other merger related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2015.

See Note 12 ("Commitments and Contingencies") for discussion of litigation related to the pending mergers.

(2) Basis of Presentation

The accompanying Partnership condensed consolidated financial statements include the accounts of CVR Partners and CRNF, its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC as of February 20, 2015 (the "2014 Form 10-K").

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

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of September 30, 2015 and December 31, 2014, the results of operations and comprehensive income of the Partnership for the three and nine months ended September 30, 2015 and 2014, the cash flows of the Partnership for the nine months ended September 30, 2015 and 2014 and the changes in partners’ capital for the Partnership for the nine months ended September 30, 2015.

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

The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. During the third quarter of 2015, the nitrogen fertilizer facility completed a major scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million and 7.0 million, associated with the 2015 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively.

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
September 30, 2015
(unaudited)

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

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan (“CVR Energy LTIP”) that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2015, only grants of restricted stock units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

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

In 2012 and 2013, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries. The awards are expected to vest over three years, with one-third of the award vesting each year. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the fair market value of one share of CVR Energy's common stock, plus (ii) the cash value of all dividends declared and paid per share of CVR Energy's common stock from the grant date to and including the vesting date. The awards will be remeasured at each subsequent reporting date until they vest.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2015, the amount of total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights was nominal and will be recognized over a weighted-average period of approximately 0.3 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of restricted stock units and associated dividend equivalent rights and respective allocation percentage for individuals for whom, as of September 30, 2015, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended September 30, 2015 and 2014, related to the awards, was approximately $34,000 and $0.1 million, respectively. Compensation expense recorded for the nine months ended September 30, 2015 and 2014, related to the awards, was approximately $0.1 million and $0.2 million, respectively. The Partnership is not responsible for the payment of CVR Energy restricted stock units and associated dividend equivalent rights, and accordingly, the expenses recorded have been reflected as increases to partners' capital.

Performance Unit Awards

Mr. Lipinski, CVR Energy's Chief Executive Officer and President, had performance unit awards that were fully vested as of December 31, 2014 and reimbursed as of March 31, 2015 with no remaining performance units outstanding. Total compensation expense recorded for the three and nine months ended September 30, 2014 related to the performance unit awards was $0 and $0.7 million, respectively.

Incentive Unit Awards – CVR Energy

In 2013, 2014 and 2015, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and the Partnership's general partner who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are generally graded-vesting awards, which are expected to vest over three years, with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2015, there was approximately $0.9 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.1 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of September 30, 2015, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended September 30, 2015 and 2014 related to the awards was approximately $0.2 million and $0.1 million, respectively. Compensation expense recorded for the nine months ended September 30, 2015 and 2014 related to the awards was approximately $0.6 million and $0.5 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of September 30, 2015 and December 31, 2014, the Partnership had a liability of $0.8 million and $0.2 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Long-Term Incentive Plan – CVR Partners

The Partnership has a long-term incentive plan ("CVR Partners LTIP") that provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards. Individuals who are eligible to receive awards pursuant to the CVR Partners LTIP include (i) employees of the Partnership and its subsidiaries, (ii) employees of the general partner, (iii) members of the board of directors of the general partner, and (iv) CVR Partners' parent's employees, consultants and directors.

Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees of the general partner are considered a non-employee equity based award and are required to be marked-to-market each reporting period until they vest. Awards to employees of the Partnership and employees of the general partner vest over a three year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of September 30, 2015, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As substantially all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units outstanding.

Certain Units and Phantom Units

In 2013 and during 2014, awards of phantom units and distribution equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of the phantom unit activity during the nine months ended September 30, 2015 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	243,946	$11.07
Granted	—	—
Vested	—	—
Forfeited	(2,388)	10.99
Non-vested at September 30, 2015	241,558	$11.08

Unrecognized compensation expense associated with the unvested phantom units at September 30, 2015 was approximately $1.3 million and is expected to be recognized over a weighted average period of 1.1 years. Compensation expense recorded for the three months ended September 30, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $0.1 million and $(0.2) million, respectively. Compensation expense recorded for the nine months ended September 30, 2015 and 2014 related to the awards under the CVR Partners LTIP was approximately $1.1 million and $0.4 million, respectively. As of September 30, 2015 and December 31, 2014 the Partnership had a liability of $1.3 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Unit Award

In May 2014, the Partnership entered into a Phantom Unit Agreement with Mr. Pytosh, the Chief Executive Officer and President of the general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2015, unrecognized compensation expense associated with the unvested units at September 30, 2015 was approximately $0.1 million and is expected to be recognized over a weighted average period of 0.8 years. Compensation expense recorded for the three months ended September 30, 2015 and 2014 related to the awards was approximately $1,000 and $(9,000), respectively. Compensation expense recorded for the nine months ended September 30, 2015 and 2014 related to the awards was approximately $40,000 and $37,000, respectively. The Partnership will be reimbursed by CVR Energy and CVR Refining for the portion of the award attributable to time Mr. Pytosh spends working on matters for those companies. As of September 30, 2015 and December 31, 2014, the Partnership had a nominal liability for the non-vested phantom unit award and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(5) Inventories

Inventories consisted of the following:

	September 30, 2015	December 31, 2014

	(in thousands)
Finished goods	$6,938	$12,393
Raw materials and precious metals	10,414	9,333
Parts and supplies	19,364	13,888
	$36,716	$35,614

(6) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	September 30, 2015	December 31, 2014

	(in thousands)
Land and improvements	$5,441	$5,263
Buildings and improvements	2,835	2,266
Machinery and equipment	570,759	559,210
Automotive equipment	448	497
Furniture and fixtures	916	882
Railcars	14,850	14,524
Construction in progress	5,547	6,515
	$600,796	$589,157
Less: Accumulated depreciation	202,110	184,223
Total property, plant and equipment, net	$398,686	$404,934

Capitalized interest recognized as a reduction of interest expense for the three months ended September 30, 2015 and 2014 totaled approximately $9,000 and $6,000, respectively. For the nine months ended September 30, 2015 and 2014, capitalized interest recognized as a reduction of interest expense totaled approximately $9,000 and $85,000, respectively.

Direct operating expenses excluded depreciation and amortization of approximately $7.3 million and $6.7 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $20.8 million and $20.0 million for the nine months ended September 30, 2015 and 2014, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Cost of product sold expenses excluded depreciation and amortization of approximately $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization excluded from selling, general and administrative expenses was nominal for the three and nine months ended September 30, 2015 and 2014.

(7) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

At September 30, 2015, the Partnership had a total of 73,122,997 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership units outstanding.

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

Available cash begins with Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deemed necessary or appropriate, and expenses associated with the Rentech Nitrogen mergers, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner. Actual distributions are set by the board of directors of the general partner, subject to the limitations in accordance with the Merger Agreement as discussed in the "Pending Mergers" section of Note 1 ("Formation of the Partnership, Organization and Nature of Business"). The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

The following is a summary of cash distributions paid to the Partnership’s unitholders during 2015 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	Total Cash Distributions Paid in 2015

	($ in millions, expect per common unit amounts)
Amount paid to CRLLC	$16.0	$17.5	$15.2	$48.7
Amounts paid to public unitholders	14.0	15.4	13.3	42.7
Total amount paid	$30.0	$32.9	$28.5	$91.4
Per common unit	$0.41	$0.45	$0.39	$1.25
Common units outstanding (in thousands)	73,123	73,123	73,123

(8) Net Income (loss) per Common Unit

The Partnership's net income (loss) is allocated wholly to the common units, as the general partner does not have an economic interest. Basic and diluted net income (loss) per common unit is calculated by dividing net income by the weighted-average number of common units outstanding during the period and, when applicable, gives effect to certain units granted under the CVR Partners LTIP.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	September 30, 2015	December 31, 2014

	(in thousands)
Property taxes	$1,786	$1,376
Current interest rate swap liabilities	372	855
Accrued interest	458	458
Railcar maintenance accruals	168	2,827
Other accrued expenses and liabilities (1)	2,687	4,046
	$5,471	$9,562
____________

(1)
Other accrued expenses and liabilities include amounts owed by the Partnership to Coffeyville Resources Refining & Marketing, LLC (“CRRM”), a related party, under the feedstock and shared services agreement and the services agreement. Refer to Note 13 ("Related Party Transactions") for additional discussion.

(10) Credit Facility

The Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at September 30, 2015 and December 31, 2014. There is no scheduled amortization. The credit facility matures in April 2016; therefore, the principal portion of the term loan is presented in current portion of long-term debt on the Condensed Consolidated Balance Sheet as of September 30, 2015. The Partnership is considering capital structure and refinancing options associated with the credit facility maturity.

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

The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, incurrence of liens, disposal of assets, making restricted payments, making investments or acquisitions, entry into sale-leaseback transactions and entry into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility. As of September 30, 2015, CVR Partners was in compliance with the covenants contained in the credit facility.

(11) Interest Rate Swap Agreements

CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016, as discussed further in Note 10 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expire on February 12, 2016, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.94%. Under the terms of the

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.975%. Both swap agreements are settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR governed by the credit facility. At September 30, 2015, the effective rate of the term loan facility, net of impact of the interest rate swap agreements, was approximately 4.58%. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The interest rate swap agreements held by the Partnership also provide for the right to offset. However, as the interest rate swaps are in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. See Note 14 ("Fair Value Measurements") for discussion of the fair value of the interest rate swap agreements.

(12) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations (1)

	(in thousands)
Three months ending December 31, 2015	$1,390	$5,294
Year Ending December 31,
2016	4,943	14,594
2017	3,308	14,626
2018	2,496	13,128
2019	1,897	11,882
Thereafter	3,661	63,801
	$17,695	$123,325
_____________

(1)
This includes the Partnership’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period. See Note 13 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF leases railcars and facilities under long-term operating leases. Lease expense is included in cost of product sold (exclusive of depreciation and amortization) and for the three months ended September 30, 2015 and 2014 totaled approximately $1.2 million and $1.2 million, respectively. Lease expense for the nine months ended September 30, 2015 and 2014 totaled approximately $3.5 million and $3.7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire.

During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended September 30, 2015 and 2014,

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

totaled approximately $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2015 and 2014, the expense totaled approximately $2.6 million and $3.0 million, respectively.

The Partnership is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2015 and may be renewed. The delivered cost of this pet coke is included in cost of product sold (exclusive of depreciation and amortization) and totaled approximately $1.0 million and $1.2 million, respectively, for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, these expenses totaled approximately $3.3 million and $3.6 million, respectively.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including environmental, health and safety ("EHS") matters described below under "Environmental, Health and Safety Matters." Liabilities, if any, related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. Except as described below, there were no new proceedings or material developments in proceedings from those provided in the 2014 Form 10-K or in the quarterly report on Form 10-Q for the period ended March 31, 2015, which was filed with the SEC on May 1, 2015. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

Rentech Nitrogen Mergers Litigation
On August 29, 2015, Mike Mustard, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2, and the members of the Rentech Nitrogen Board, in the Court of Chancery of the State of Delaware (the “Mustard Lawsuit”). The Mustard Lawsuit alleges, among other things, that the consideration offered by CVR Partners is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, certain of the defendants have breached their duties owed to the unitholders of Rentech Nitrogen, and are engaging in self-dealing. Specifically, the lawsuit alleges that the director defendants: (i) failed to take steps to maximize the value of Rentech Nitrogen to its public shareholders, (ii) failed to properly value Rentech Nitrogen, and (iii) ignored or did not protect against the numerous conflicts of interest arising out of the proposed transaction. The Mustard Lawsuit also alleges that Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2 aided and abetted the director defendants in their purported breach of fiduciary duties.
On October 6, 2015, Jesse Sloan, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, CVR Partners, Merger Sub 1 and Merger Sub 2, and the members of the Rentech Nitrogen Board, in the United States District Court for the Northern District of California (the “Sloan Lawsuit”). The Sloan Lawsuit alleges, among other things, that the attempted sale of Rentech Nitrogen to CVR Partners was conducted by means of an unfair process and for an unfair price. Specifically, the lawsuit alleges that (i) Rentech Nitrogen GP and the Rentech Nitrogen Board breached their obligations under the partnership agreement and their implied duty of good faith and fair dealing by causing Rentech Nitrogen to enter into the merger agreement and failing to disclose material information to unitholders of Rentech Nitrogen, (ii) the Rentech Nitrogen Board violated fiduciary duties owed to the unitholders of Rentech Nitrogen based primarily on allegations of inadequate consideration, restrictive deal protection devices and improper disclosure, (iii) each of the defendants aided and abetted in the foregoing breaches described in items (i) and (ii), and (iv) Rentech Nitrogen and the Rentech Nitrogen Board violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder based on improper disclosure contained in the Registration Statement on Form S-4 (Registration No. 333-206982), which was filed with the SEC by CVR Partners on September 17, 2015.
Among other remedies, the plaintiffs in these actions seek to enjoin the mergers and seek unspecified money damages. The lawsuits are at a preliminary state, and the outcome of any such litigation is uncertain. An adverse ruling in these actions may cause the mergers to be delayed or not be completed, which could cause the Partnership not to realize some or all of the anticipated

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

benefits of the mergers. No amounts have been recognized in these condensed consolidated financial statements regarding the lawsuits.

Environmental, Health and Safety Matters

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

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners, when applicable. For the three months ended September 30, 2015 and 2014, the net sales generated from the sale of hydrogen to CRRM were approximately $0.5 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, the net sales generated from the sale of hydrogen to CRRM were approximately $9.0 million and $6.9 million, respectively. At September 30, 2015 and December 31, 2014, there were approximately $0.2 million and $1.3 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended September 30, 2015 and 2014, were approximately $0 and $0.4 million, respectively. Reimbursed direct operating expenses associated with nitrogen for the nine months ended September 30, 2015 and 2014, were approximately $0 and $0.9 million, respectively.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three and nine months ended September 30, 2015 and 2014, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At September 30, 2015 and December 31, 2014, there were assets of approximately $0.2 million and $0.2 million, respectively, included in prepaid expenses and other current assets and approximately $0.8 million and $1.0 million, respectively, included in other long-term assets. Additionally, at December 31, 2014, there was a liability of approximately $0.1 million in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

At September 30, 2015 and December 31, 2014, receivables of approximately $0.2 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At September 30, 2015 and December 31, 2014, current obligations of approximately $0.8 million and $1.1 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above.

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $1.1 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, which was recorded in cost of product sold (exclusive of depreciation and amortization). For the nine months ended September 30, 2015 and 2014, cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $5.0 million and $6.6 million, respectively. Payables of $0.6 million and $0.5 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$0.9	$0.9	$2.8	$2.7
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	2.8	2.6	7.7	9.0
Total	$3.7	$3.5	$10.5	$11.7

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 4 ("Share‑Based Compensation"), of $1.6 million and $1.3 million, respectively, for the three months ended September 30, 2015 and 2014. For services performed in connection with the services agreement, the Partnership recognized personnel costs of $4.2 million and $4.1 million, respectively, for the nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, current obligations of $2.9 million and $2.6 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. At September 30, 2015 and December 31, 2014, receivables of $0.1 million and $0.1 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets for amounts yet to be received related to components of the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended September 30, 2015 and 2014 approximately $1.0 million and $0.6 million, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the nine months ended September 30, 2015 and 2014, approximately $3.1 million and $1.8 million were incurred related to amounts due for reimbursement, respectively. At September 30, 2015 and December 31, 2014, current obligations of $2.2 million and $1.1 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

New Term Loan Financing Commitment Letter
As discussed in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), CVR Partners entered into the commitment letter with CRLLC, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set forth in the commitment letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available solely to fund certain payments and expenses relating to the mergers.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$23,354	$—	$—	$23,354
Other current liabilities (interest rate swaps)	—	372	—	372

	December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$53,323	$—	$—	$53,323
Other current liabilities (interest rate swaps)	—	855	—	855
Other long-term liabilities (interest rate swaps)	—	183	—	183
Total Liabilities	$—	$1,038	$—	$1,038

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2015
(unaudited)

As of September 30, 2015 and December 31, 2014, the only financial assets and liabilities that are measured at fair value on a recurring basis are the Partnership’s money market accounts and derivative instruments. The carrying value of the Partnership’s debt approximates fair value. The Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. See further discussion in Note 11 (“Interest Rate Swap Agreements”). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the Securities and Exchange Commission (“SEC”) as of February 20, 2015 (the "2014 Form 10-K"). Results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in the 2014 Form 10-K as well as the risk factors disclosed under "Risk Factors" in Part II Item 1.A. of this Report. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Refining;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plant;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	competition in the nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	the risk of security breaches;

•	our lack of asset diversification;

•	our dependence on significant customers;

•	the potential loss of our transportation cost advantage over our competitors;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

•	risks relating to our relationships with CVR Energy and CVR Refining;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;

•	instability and volatility in the capital and credit markets;

•	risks, contingencies and uncertainties associated with the announced pending mergers and the timing for the closing of such mergers;

•	our ability to complete the successful integration of the announced pending mergers into our business and to realize the synergies from such mergers; and

•	CVR Energy and its affiliates may compete with us following consummation of the announced pending mergers.

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

Our facility includes a 1,225 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 84 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. With the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2014, we produced 963.7 thousand tons of UAN and 388.9 thousand tons of ammonia. Approximately 97% of our produced ammonia tons and the majority of the purchased ammonia tons were upgraded into UAN in 2014. For the three months ended September 30, 2015 and 2014, we produced 152.4 thousand tons and 223.5 thousand tons of UAN and 66.3 thousand tons and 99.8 thousand tons of ammonia, respectively. For the nine months ended September 30, 2015 and 2014, we produced 658.1 thousand tons and 704.1 thousand tons of UAN and 269.4 thousand tons and 283.0 thousand tons of ammonia, respectively. For the three months ended September 30, 2015 and 2014, approximately 93% and 89%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN. For the nine months ended September 30, 2015 and 2014, approximately 96% and 92%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the common units of CVR Refining at September 30, 2015. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

Recent Developments

On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen") and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners would acquire Rentech Nitrogen and Rentech Nitrogen GP by merging two newly-created direct wholly-owned subsidiaries of CVR Partners with and into those entities with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR Partners (together, the “mergers”). In accordance with accounting principles generally accepted in the United States and in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805—Business Combinations, the Partnership anticipates accounting for the mergers as an acquisition of a business with CVR Partners as the acquirer. Refer to Note 1 ("Formation of the Partnership, Organization and Nature of Business") of Part I. Item 1 of this Report for further discussion of the mergers. A more detailed summary of the Merger Agreement, as well as additional agreements entered into in connection with the mergers, is included in CVR Partners' Current Report on Form 8-K filed with the SEC on August 13, 2015.

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

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility’s pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include electrical energy, employee labor, maintenance, including contract labor and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended September 30, 2015.

Our largest raw material expense used in the production of ammonia is pet coke, which we purchase from CVR Refining and third parties. For the three months ended September 30, 2015 and 2014, we incurred approximately $2.1 million and $3.4 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $25 and $29. For the nine months ended September 30, 2015 and 2014, we incurred approximately $8.8 million and $10.2 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $26 and $28.

Consistent, safe and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a full facility turnaround every two to three years. Turnarounds are expected to last 14-21 days. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption unit. The Partnership underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $6.6 million and $7.0 million for the three and nine months ended

September 30, 2015, respectively. The Partnership is planning to undergo the next scheduled full facility turnaround in the second half of 2017.

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

2015 Turnaround

During the third quarter of 2015, the nitrogen fertilizer facility completed a major scheduled turnaround and the gasification, ammonia and UAN units were down for between 17 to 20 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million and $7.0 million, associated with the 2015 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively.

Linde Air Separation Unit Related Downtime

Linde owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to our gasifiers. During the third quarter of 2015, the Linde air separation unit experienced downtime, in excess of the downtime associated with the major scheduled turnaround discussed above, that resulted in the gasification, ammonia and UAN units being down for between 16 to 19 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2015.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three and nine months ended September 30, 2015 and 2014. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” except for the balance sheet data as of December 31, 2014, is unaudited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$49.3	$66.7	$223.2	$224.3
Cost of product sold – Affiliates (1)	1.1	2.2	5.1	6.8
Cost of product sold – Third parties (1)	13.4	13.2	50.6	49.8
	14.5	15.4	55.7	56.6
Direct operating expenses – Affiliates (1) (2)	1.0	0.6	3.2	2.2
Direct operating expenses – Third parties (1) (3)	25.6	25.5	72.5	75.0
Major scheduled turnaround expenses	6.6	—	7.0	—
	33.2	26.1	82.7	77.2
Selling, general and administrative expenses – Affiliates (1) (2) (4)	3.6	3.0	10.3	10.5
Selling, general and administrative expenses – Third parties (1) (4)	2.4	1.0	4.9	3.4
	6.0	4.0	15.2	13.9
Depreciation and amortization	7.4	6.8	21.2	20.3
Operating income (loss)	(11.8)	14.4	48.4	56.3
Interest expense and other financing costs	(1.8)	(1.7)	(5.2)	(5.0)
Interest income	—	—	—	—
Other income, net	0.1	—	0.1	—
Total other income (expense)	(1.7)	(1.7)	(5.1)	(5.0)
Income (loss) before income tax expense	(13.5)	12.7	43.3	51.3
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(13.5)	$12.7	$43.3	$51.3
EBITDA (5)	$(4.3)	$21.2	$69.7	$76.6
Adjusted EBITDA (5)	$3.8	$21.1	$78.3	$76.8
Available cash for distribution (6)	$(3.0)	$20.1	$58.0	$72.0

Reconciliation to net sales:
Sales net at gate	$43.3	$59.2	$193.0	$195.3
Freight in revenue	5.3	7.0	20.1	20.6
Hydrogen revenue	0.5	0.1	9.0	6.9
Other	0.2	0.4	1.1	1.5
Total net sales	$49.3	$66.7	$223.2	$224.3

	As of September 30, 2015	As of December 31, 2014
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$33.2	$79.9
Working capital (deficiency) (7)	(76.5)	89.9
Total assets	523.8	578.8
Total debt, including current portion	125.0	125.0
Total long-term liabilities	—	125.2
Total partners’ capital	366.6	413.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$1.1	$19.7	$57.1	$79.6
Investing activities	(6.4)	(6.0)	(12.4)	(13.4)
Financing activities	(28.5)	(24.2)	(91.4)	(83.3)
Net increase (decrease) in cash and cash equivalents	$(33.8)	$(10.5)	$(46.7)	$(17.1)

Capital expenditures for property, plant and equipment	$6.4	$6.0	$12.4	$13.5

______________

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$7.3	$6.7	$20.8	$20.0
Depreciation and amortization excluded from cost of product sold	0.1	0.1	0.4	0.3
	$7.4	$6.8	$21.2	$20.3

(2)
Our selling, general and administrative expenses and direct operating expenses include amounts for share-based compensation charges, which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes. See Note 4 ("Share‑Based Compensation") to Part I, Item 1 of this Report for further discussion of allocated share-based compensation. The charges for allocated share-based compensation was approximately $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2015 and 2014, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statement of Operations. The charges for share-based compensation in selling, general and administrative expenses (exclusive of depreciation and amortization) were $0.6 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. The amounts included in direct operating expenses (exclusive of depreciation and amortization) were nominal for the three and nine months ended September 30, 2015 and 2014.

(3)	Amounts are shown exclusive of major scheduled turnaround expenses that are separately disclosed.

(4)
On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger with Rentech Nitrogen and Rentech Nitrogen GP with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR

Partners. The Partnership incurred approximately $1.5 million of legal and other professional fees and other merger related expenses, as discussed above in "Recent Developments", which are included in selling, general and administrative expenses for the three and nine months ended September 30, 2015.

(5)	EBITDA is defined as net income (loss) before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the pending Rentech Nitrogen mergers.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the pending Rentech Nitrogen mergers, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our SEC reports, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed herein, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP and should not be substituted for net income (loss) or cash flows from operations. Management believes that EBITDA and Adjusted EBITDA enable investors and analysts to better understand our ability to make distributions to common unitholders, help investors and analysts evaluate our ongoing operating results and allow for greater transparency in reviewing our overall financial, operational and economic performance by allowing investors to evaluate the same information used by management. EBITDA and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

A reconciliation of our Net Income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions)
Net income (loss)	$(13.5)	$12.7	$43.3	$51.3
Add:
Interest expense and other financing costs, net	1.8	1.7	5.2	5.0
Depreciation and amortization	7.4	6.8	21.2	20.3
EBITDA	$(4.3)	$21.2	$69.7	$76.6
Add:
Major scheduled turnaround expenses	6.6	—	7.0	—
Share-based compensation, non-cash	—	(0.1)	0.1	0.2
Expenses associated with the Rentech Nitrogen mergers	1.5	—	1.5	—
Adjusted EBITDA	$3.8	$21.1	$78.3	$76.8

(6)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three and nine months ended September 30, 2015 and 2014, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deemed necessary or appropriate, and transaction expenses associated with the Rentech Nitrogen mergers, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner, subject to the limitations in accordance with the Merger Agreement as discussed below. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

The Merger Agreement with Rentech Nitrogen and Rentech Nitrogen GP includes customary restrictions on the conduct of the Partnership’s business prior to the completion of the mergers, generally requiring the Partnership to conduct its business in the ordinary course and subjecting the Partnership to a variety of specified limitations.  In accordance with the terms of the Merger Agreement, beginning with the distribution for the third quarter of 2015 and until the closing of the mergers, the Partnership may not make or declare distributions in excess of available cash for distribution in respect of any quarter.

Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income (loss) or operating income (loss), or any other measure of financial performance or operating performance. In addition, available cash for distribution is not presented as, and should not be considered, an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

A reconciliation of the available cash for distribution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except units and per unit data)
Adjusted EBITDA	$3.8	$21.1	$78.3	$76.8
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.5)	(1.5)	(4.4)	(4.3)
Maintenance capital expenditures	(3.8)	(0.7)	(7.4)	(2.7)
Major scheduled turnaround expenses	(6.6)	—	(7.0)	—
Cash reserves for future turnaround expenses	—	—	(7.0)	—
Expenses associated with the Rentech Nitrogen mergers	(1.5)	—	(1.5)	—
Plus:
Release of cash reserves established for turnaround expenses	6.6	—	7.0	—
Release of previously established cash reserves, net	—	1.2	—	2.2
Available cash for distribution	$(3.0)	$20.1	$58.0	$72.0
Available cash for distribution, per common unit	$(0.04)	$0.27	$0.80	$0.98
Distribution declared, per common unit	—	0.27	0.84	0.98
Common units outstanding (in thousands)	73,123	73,117	73,123	73,117

(7)
Working capital (deficiency) includes $125.0 million for the current portion of long-term debt as of September 30, 2015. Working capital excluding the current portion of long-term debt was $48.5 million as of September 30, 2015.

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Key Operating Statistics:
Production volume (thousand tons):
Ammonia (gross produced) (1)	66.3	99.8	269.4	283.0
Ammonia (net available for sale) (1)(2)	12.1	11.8	31.2	23.9
UAN	152.4	223.5	658.1	704.1
Pet coke consumed (thousand tons)	82.7	117.6	335.8	359.7
Pet coke consumed (cost per ton) (3)	$25	$29	$26	$28
Sales (thousand tons):
Ammonia	7.8	6.2	26.9	14.5
UAN	174.5	220.3	698.8	714.2
Product pricing at gate (dollars per ton) (4):
Ammonia	$478	$503	$529	$497
UAN	$227	$254	$256	$263
On-stream factors (5):
Gasification	62.2%	94.6%	87.1%	95.8%
Ammonia	57.8%	92.0%	83.7%	90.7%
UAN	56.7%	89.2%	83.6%	90.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Market Indicators:
Natural gas NYMEX (dollars per MMbtu)	$2.74	$3.95	$2.76	$4.41
Ammonia – Southern Plains (dollars per ton)	$478	$570	$526	$524
UAN – Corn belt (dollars per ton)	$264	$297	$294	$321

____________

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)
In addition to the produced ammonia, the Partnership acquired approximately 7.5 thousand tons and 4.0 thousand tons of ammonia during the three months ended September 30, 2015 and 2014, respectively. The Partnership acquired approximately 29.3 thousand tons and 29.7 thousand tons of ammonia during the nine months ended September 30, 2015 and 2014, respectively.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $19 and $25 for the three months ended September 30, 2015 and 2014, respectively. Third-party pet coke prices averaged $39 and $40 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, our pet coke cost per ton purchased from CVR Refining averaged $21 and $24, respectively. For the nine months ended September 30, 2015 and 2014, third-party pet coke prices averaged $41 and $40, respectively.

(4)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Excluding the impact of the full facility turnaround and the Linde air separation unit outages, the on-stream factors would have been 100.0% for gasifier, 97.3% for ammonia and 96.2% for UAN for the three months ended September 30, 2015.

Excluding the impact of the full facility turnaround and the Linde air separation unit outages, the on-stream factors would have been 99.8% for gasifier, 97.0% for ammonia and 96.9% for UAN for the nine months ended September 30, 2015. Excluding the impact of the shutdown for installation of the waste heat boiler, pressure swing adsorption unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the nine months ended September 30, 2014 would have been 97.8% for gasifier, 93.0% for ammonia and 93.0% for UAN.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net Sales. Net sales were $49.3 million for the three months ended September 30, 2015 compared to $66.7 million for the three months ended September 30, 2014. The decrease of $17.4 million was primarily the result of lower UAN sales volumes ($13.1 million), lower UAN sales prices ($5.0 million), and lower ammonia sales prices ($0.4 million), partially offset by higher ammonia sales volumes ($0.9 million) and higher hydrogen sales volume ($0.4 million). For the three months ended September 30, 2015, UAN and ammonia made up $44.8 million and $3.8 million of our net sales, respectively. This compared to UAN and ammonia net sales of $62.9 million and $3.3 million, respectively, for the three months ended September 30, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	174,488	$257	$44.8	220,347	$285	$62.9	(45,859)	$(18.1)	$(5.0)	$(13.1)
Ammonia	7,811	$488	$3.8	6,151	$536	$3.3	1,660	$0.5	$(0.4)	$0.9
Hydrogen	60,007	$8	$0.5	17,388	$8	$0.1	42,619	$0.4	$—	$0.4
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The decrease in UAN sales volume for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to decreased production due to the 2015 turnaround and the Linde air separation unit related downtime. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 62.2%, 57.8% and 56.7%, respectively, for the three months ended September 30, 2015. Product pricing at gate for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased 10.6% for UAN and decreased 5.0% for ammonia.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the three months ended September 30, 2015 was $14.5 million, compared to $15.4 million for the three months ended September 30, 2014. The $0.9 million decrease resulted from $1.1 million in lower costs from transactions with affiliates, partially offset by higher costs from transactions with third parties of $0.2 million. The lower affiliate costs incurred during the three months ended September 30, 2015 were primarily the result of lower consumption of CVR Refining pet coke mostly due to the decrease in production due to the 2015 turnaround and the Linde air separation unit related downtime. The higher third-party costs incurred during the three months ended September 30, 2015 was primarily the result of purchased ammonia and other product costs, partially offset by decreased freight expenses and lower distribution costs. The lower distribution costs is due to a smaller portion of our fleet due for regulatory inspections and related repairs during the three months ended September 30, 2015 as compared to three months ended September 30, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2015 were $33.2 million as compared to $26.1 million for the three months ended September 30, 2014. The $7.1 million increase resulted primarily from higher turnaround expenses ($6.6 million), repairs and maintenance ($2.7 million), personnel ($1.6 million) and other less significant increases, partially offset by lower utilities, net ($3.2 million), catalysts ($0.8 million) and refractory amortization ($0.7 million). The lower utilities, net is primarily the result of lower usage during the downtime from the turnaround and the Linde outages. The increase in repairs and maintenance is due to the Partnership being able to perform an increased amount of normal repairs and maintenance during the downtime.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $6.0 million for the three months ended September 30, 2015 and $4.0 million for the three months ended September 30, 2014. The $2.0 million increase resulted primarily from a $1.4 million increase in costs of transactions with third parties and a $0.6 million increase in costs of transactions with affiliates. The overall variance was primarily the result of expenses associated with the Rentech Nitrogen pending mergers ($1.5 million) during the three months ended September 30, 2015.

Operating Income (loss). Operating loss was $11.8 million for the three months ended September 30, 2015, as compared to operating income of $14.4 million for the three months ended September 30, 2014. The results for the three months ended September 30, 2015 were impacted heavily by the full facility turnaround and Linde The decrease of $26.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was the result of the decrease in net sales ($17.4 million) and increases in direct operating expenses ($7.1 million), selling general and administrative expenses ($2.0 million) and depreciation and amortization ($0.6 million), partially offset by decreases in cost of product sold ($0.9 million).

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Sales. Net sales were $223.2 million for the nine months ended September 30, 2015 compared to $224.3 million for the nine months ended September 30, 2014. The decrease of $1.1 million was primarily the result of lower UAN sales prices ($5.4 million), lower UAN sales volumes ($4.5 million), partially offset by higher ammonia sales volumes ($6.6 million), higher hydrogen sales volume ($1.8 million), higher ammonia prices ($0.5 million) and higher hydrogen sales prices ($0.3 million). For the nine months ended September 30, 2015, UAN and ammonia made up $198.5 million and $14.6 million of our net sales, respectively. This compared to UAN and ammonia net sales of $208.4 million and $7.5 million, respectively, for the nine months ended September 30, 2014. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	698,818	$284	$198.5	714,233	$292	$208.4	(15,415)	$(9.9)	$(5.4)	$(4.5)
Ammonia	26,939	$540	$14.6	14,452	$522	$7.5	12,487	$7.1	$0.5	$6.6
Hydrogen	867,828	$10	$9.0	688,819	$10	$6.9	179,009	$2.1	$0.3	$1.8
____________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The decrease in UAN sales volume for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to the 2015 turnaround and the Linde air separation unit related downtime. The increase in ammonia sales volume for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to higher customer demand for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 87.1%, 83.7% and 83.6%, respectively, for the nine months ended September 30, 2015. Product pricing at gate for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 slightly decreased 2.7% for UAN and increased 6.4% for ammonia.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expense and purchased ammonia costs. Cost of product sold (exclusive of depreciation and amortization) for the nine months ended September 30, 2015 was $55.7 million, compared to $56.6 million for the nine months ended September 30, 2014. The $0.9 million decrease resulted from $1.7 million in lower costs from transactions with affiliates, partially offset by higher costs from transactions with third parties of $0.8 million. The lower affiliate costs incurred during the nine months ended September 30, 2015 were primarily the result of lower consumption of CVR Refining pet coke mostly due to the decrease in production related to the 2015 turnaround and the Linde air separation unit related downtime. The higher third-party costs incurred during the nine months ended September 30, 2015 were primarily the results of purchased ammonia and other product costs, partially offset by lower freight expenses and distribution costs. The lower distribution costs is due to a smaller portion of our fleet due for regulatory inspections and related repairs during the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2015 were $82.7 million as compared to $77.2 million for the nine months ended September 30, 2014. The $5.5 million increase resulted primarily from higher turnaround expenses ($7.0 million), repairs and maintenance ($3.3 million), personnel ($2.4 million) and other less significant changes, partially offset by lower utilities, net ($4.3 million), refractory amortization ($1.8 million), outside services ($1.6 million), and catalyst ($0.9 million). The lower utilities, net is primarily the result of lower usage during the downtime from the turnaround and the Linde outages. The increase in repairs and maintenance is due to the Partnership being able to perform an increased amount of normal repairs and maintenance during the downtime.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $15.2 million for the nine months ended September 30, 2015 and $13.9 million for the nine months ended September 30, 2014. The $1.3 million increase resulted primarily from a $1.5 million increase in costs of transactions with third parties, partially offset by a $0.2 million decrease in costs of transactions with affiliates. The overall variance was primarily the result of expenses associated with the Rentech Nitrogen pending mergers ($1.5 million) during the nine months ended September 30, 2015.

Operating Income (loss). Operating income was $48.4 million for the nine months ended September 30, 2015, as compared to operating income of $56.3 million for the nine months ended September 30, 2014. The decrease of $7.9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was the result of the increases in direct operating expenses ($5.5 million), selling general and administrative expenses ($1.3 million), depreciation and amortization ($0.9 million) and decrease in net sales ($1.1 million), partially offset by decreases to cost of product sold ($0.9 million).

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations.

We expect to incur indebtedness in connection with consummating the mergers as discussed below under "Merger-Related Financing Arrangements." We are also considering various capital structure and refinancing options as an alternative to these financing arrangements. We anticipate these arrangements or alternative options will be adequate to fund the cash requirements for consummating the mergers.
As discussed in Note 10 ("Credit Facility") to Part I, Item I of this Report, the Partnership's credit facility matures in April 2016 and the $125.0 million principal portion of the term loan is presented as a current liability as of September 30, 2015. We are considering various capital structure and refinancing options in regard to the credit facility and in contemplation of the Rentech Nitrogen mergers as discussed in "Recent Developments." We anticipate these options will be adequate to fund the cash requirements of the maturing credit facility and the pending mergers.

We believe that our cash from operations, remaining proceeds from the Initial Public Offering and available borrowings under our revolving credit facility, together with the options management is considering as discussed above, will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months, including commitments and expenditures associated with the consummation of the mergers. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

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

Cash Balance and Other Liquidity

As of September 30, 2015, we had cash and cash equivalents of $33.2 million, including $2.4 million of customer advances. Working capital deficiency at September 30, 2015 was $76.5 million, consisting of $80.6 million in current assets and approximately $157.1 million in current liabilities, which includes the current portion of long-term debt of $125.0 million. Working capital at December 31, 2014 was $89.9 million, consisting of $129.6 million in current assets and $39.7 million in current liabilities. As of October 27, 2015, we had cash and cash equivalents of $35.6 million.

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

As of September 30, 2015 and December 31, 2014, no amounts were drawn under the $25.0 million revolving credit facility.

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

As of September 30, 2015, we were in compliance with the covenants under the credit facility.

Merger-Related Financing Arrangements

Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the “commitment letter”) with CRLLC, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set forth in the commitment letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available to solely fund the repayment of all of the loans outstanding under Rentech Nitrogen’s existing $50.0 million credit facility with General Electric Capital Corporation, the cash consideration and transaction related expenses. We are considering various capital structure and refinancing options as an alternative to this financing arrangement. We anticipate these options will be adequate to fund the cash requirements for consummating the mergers.

The new term loan financing would be provided in the form of a one-year senior unsecured term loan facility in an aggregate maximum principal amount of up to $150.0 million. The full amount of the new term loan facility would only be available in a single draw and any amounts that are repaid or prepaid may not be reborrowed. Optional repayments under the new term loan facility would be permitted at any time, in minimum principal amounts to be agreed upon, without premium or penalty.
The new term loan facility would mature on the one year anniversary of the draw down under the facility. The term loan facility will bear interest at a rate of three-month LIBOR plus 3.0% per annum, calculated on the basis of the actual number of days elapsed over a 360-day year, and would be payable every three months.
The definitive documentation for the new term loan facility would contain terms, conditions, representations, warranties, covenants and events of default generally consistent with those contained in our existing credit facility, subject to the inclusion of such terms as are necessary or appropriate to give effect to or permit the consummation of the mergers. Borrowings under the new term loan facility would be subject to the satisfaction of certain conditions precedent, including: (i) execution of the definitive documentation; (ii) payment of any accrued costs, fees and expenses and other compensation payable to CRLLC as lender; (iii) the accuracy of the representations and warranties in the definitive documentation; (iv) consummation of the mergers; (v) prior or simultaneous repayment and cancellation of Rentech Nitrogen’s existing $50.0 million credit facility with General Electric Capital Corporation; and (vi) the delivery of other customary deliverables to the lender.
Rentech Nitrogen currently has $320.0 million in aggregate principal amount of its 6.500% Second Lien Senior Secured Notes due 2021 (the "Notes") outstanding. If we successfully complete the mergers, Rentech Nitrogen will be required under the indenture governing the Notes to offer to purchase, within 90 days of the mergers, all outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase (the "change of control offer"). Apart from borrowings under our $125.0 million term loan facility and $25.0 million revolving credit facility and cash on hand, we have no available funds that we could provide to Rentech Nitrogen to fund the change of control offer, and we anticipate that Rentech Nitrogen would not have sufficient cash on hand for that purpose. We are considering various capital structure and refinancing options in association with funding the change of control offer. We anticipate these options will be adequate to fund the cash requirements for this obligation.
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

We have determined that the two Interest Rate Swaps agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for the three months ended September 30, 2015 and 2014 was $0.3 million and $0.3 million, respectively, in interest expense. For the three months ended September 30, 2015 and 2014, the Partnership recorded a loss of approximately $22,000 and a gain of $36,000, respectively, in the fair market value on the interest rate swaps. The impact recorded for the nine months ended September 30, 2015 and 2014 was $0.8 million and $0.8 million, respectively, in interest expense. For the nine months ended September 30, 2015 and 2014, the Partnership recorded a loss of $0.1 million and a loss of $0.2 million, respectively, in the fair market value on the interest rate swaps. The fair market value of the interest rate swaps recorded in accrued expenses and other current liabilities on the Partnership's Condensed Consolidated Balance Sheets as of September 30, 2015 is $0.4 million. This amount is unrealized and, therefore, included in accumulated other comprehensive income (loss).

Capital Spending

Our total capital expenditures for the nine months ended September 30, 2015 were approximately $12.4 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Of the $12.4 million spent for the nine months ended September 30, 2015, approximately $7.4 million was related to maintenance capital projects and the remainder was related to growth capital projects. Major scheduled turnaround expenses as discussed in "Major Influences on Results of Operations" are expensed when incurred.

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

Distributions to Unitholders

The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. The merger agreement includes certain limitations on cash distributions. These limitations and our policy are disclosed in Note 7 ("Partners’ Capital and Partnership Distributions") to Part I, Item I of this Report.

	December 31, 2014	March 31, 2015	June 30, 2015	Total Cash Distributions Paid in 2015

	($ in millions, expect per common unit amounts)
Amount paid to CRLLC	$16.0	$17.5	$15.2	$48.7
Amounts paid to public unitholders	14.0	15.4	13.3	42.7
Total amount paid	$30.0	$32.9	$28.5	$91.4
Per common unit	$0.41	$0.45	$0.39	$1.25
Common units outstanding (in thousands)	73,123	73,123	73,123

2015 Turnaround

During the third quarter of 2015, the nitrogen fertilizer facility completed a major scheduled turnaround and the gasification, ammonia and UAN units were down for between 17 to 20 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million and $7.0 million, associated with the 2015 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015, respectively.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2015	2014

	(in millions)
Net cash flow provided by (used in):
Operating activities	$57.1	$79.6
Investing activities	(12.4)	(13.4)
Financing activities	(91.4)	(83.3)
Net increase (decrease) in cash and cash equivalents	$(46.7)	$(17.1)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2015 were approximately $57.1 million. Fluctuations in trade working capital increased our operating cash flow by $1.5 million due to an increase in accounts payable of $3.3 million, partially offset by an increase in inventory of $1.1 million and accounts receivable of $0.7 million. The increase in accounts payable was primarily attributable to an increase in expenses related to the 2015 turnaround and increased repairs and maintenance. Fluctuations in other working capital of $11.3 million decreased our operating cash flow and were due to a decrease in deferred revenue of $11.2 million, a decrease to accrued expenses and other current liabilities of $3.7 million, partially offset by a decrease to prepaid expenses and other current assets of $3.7 million for the nine months ended September 30, 2015. The decrease in deferred revenue was primarily attributable to lower market demand for prepaid contracts and decreased sales for the nine months ended September 30, 2015. The decrease in accrued expenses and other current liabilities was primarily attributable to decreases in balances related to accrued railcar regulatory inspections of $2.7 million due to a larger portion of our fleet due for regulatory inspections and repairs during 2014, freight expense associated with lower sales of $0.7 million and $0.5 million for the accrual of sales tax related to the railcar purchases for the period ending September 30, 2014. The decrease in prepaid expenses was primarily attributable to the timing of insurance payments, a decrease in intercompany amounts due from CRRM that include the transfer of hydrogen and other less significant changes.

Net cash flows provided by operating activities for the nine months ended September 30, 2014 were $79.6 million. Fluctuations in other working capital increased our operating cash flow by $8.4 million due to a decrease to prepaid expenses and other current assets of $5.3 million, an increase to accrued expenses and other current liabilities of $2.0 million and an increase in deferred revenue of $1.1 million. The decrease to prepaid expenses and other current assets was primarily attributable to a decrease in prepaid insurance as well as a decrease in intercompany charges to CRRM that include the transfer of hydrogen. Fluctuations in trade working capital decreased our operating cash flow by $3.1 million due to a decrease in accounts payable of $4.1 million, partially offset by a decrease in accounts receivable of $0.9 million and a decrease in inventory of $0.1 million. The decrease in accounts payable was primarily attributable to the decrease in intercompany changes.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $12.4 million compared to $13.4 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, net cash used in investing activities was primarily the result of capital expenditures.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2015 were $91.4 million, compared to net cash flows used in financing activities for the nine months ended September 30, 2014 of $83.3 million. The net cash used in financing activities for the nine months ended September 30, 2015 and 2014 was attributable to quarterly cash distributions.

Contractual Obligations

As of September 30, 2015, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2015, from those disclosed in our 2014 Form 10-K, except for the obligations relating to the mergers disclosed in Note 1 ("Formation of the Partnership, Organization and Nature of Business") to Part I, Item 1 of this Report.

Off-Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Note 3 ("Recent Accounting Pronouncements") to Part I, Item 1 of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Policies

Our critical accounting policies are disclosed in the “Critical Accounting Policies” section of our 2014 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Partnership has exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1% increase over the Eurodollar floor spread of 3.5%, as specified in the credit facility, would increase interest cost to the Partnership by approximately $625,000 on an annualized basis, thus decreasing net income (loss) by the same amount. We are party to two swap agreements for the purpose of hedging the interest rate risk associated with a portion of our credit facility. Our credit facility is disclosed in Note 10 ("Credit Facility") and our interest rate swap agreements are discussed in Note 11 ("Interest Rate Swap Agreements") to Part I, Item I of this Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

You should carefully consider the information regarding certain factors which could materially adversely affect our business, financial condition, cash flows or results of operations as set forth under Item 1A. "Risk Factors" in our 2014 Form 10-K. Except as set forth below in this Item 1A. "Risk Factors," we do not believe that there have been any material changes to the risk factors previously disclosed in our 2014 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also materially adversely affect our business, financial condition, cash flows or results of operations.
Risks Related to Previously Announced Proposed Mergers
There are risks, contingencies and other uncertainties relating to the previously announced proposed mergers pursuant to which we will acquire Rentech Nitrogen and Rentech Nitrogen GP.
There are a variety of risks, contingencies and other uncertainties associated with the previously announced proposed mergers pursuant to which we will acquire Rentech Nitrogen and Rentech Nitrogen GP that could result in the failure of the proposed mergers to be completed or, if completed, to have a material adverse effect on our business, financial condition, cash flows or results of operations, including the items described below.

•
The mergers are subject to closing conditions, including Rentech Nitrogen common unitholder approval, the sale or spin-off by Rentech Nitrogen of its Pasadena Facility and related business, regulatory approval and certain other closing conditions, some of which may not be satisfied on a timely basis, if at all, which could result in the mergers being delayed or not completed and negatively affect the market price of our common units and our future business and financial results. In addition, in order to obtain regulatory approvals, we and Rentech Nitrogen may be required to comply with material restrictions or satisfy material conditions.

•
Because the market price of our common units may fluctuate prior to the mergers, there can be no assurances as to the market value of our common units that we will issue as merger consideration. In addition, the market price of our common units may reflect an assumption that the proposed mergers will occur and on a timely basis, and the failure to do so may result in a decline in the market price of our common units. Subsequent sales of our common units received as merger consideration may also result in a decline in the market price of our common units.

•
Failure to successfully combine the businesses of Rentech Nitrogen with our businesses in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of our common units. We will also incur substantial transaction-related and integration costs in connection with the mergers. In addition, we expect to assume or repay significant indebtedness of Rentech Nitrogen in connection with the mergers, which may include funding a change of control offer (including a change of control premium) for all of Rentech Nitrogen's outstanding 6.500% Second Lien Senior Notes due 2021. Furthermore, we are considering various financing options, but, at present, we do not have available funds to fund the change of control offer. Lastly, the mergers may not be as accretive to our earnings as we expect, either as quickly or at all, and actually may be dilutive to our earnings, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the mergers.

•
We and Rentech Nitrogen are subject to business uncertainties and contractual restrictions while the proposed mergers are pending, which could adversely affect each party's business and operations. For example, we and Rentech Nitrogen may have difficulty retaining executives and other employees in light of the mergers.

•
Lawsuits have been filed challenging the mergers, and any injunctive relief or adverse judgment for monetary damages could prevent the mergers from occurring or could have a material adverse effect on us following the mergers.

Certain of the above risks are described in more detail under the heading "Risk Factors" in the proxy statement/prospectus contained in our Registration Statement on Form S-4 (Registration No. 333-206982), which was filed with the SEC on September 17, 2015, as the same may be amended.
Risks Inherent in Our Limited Partnership Structure and Our Common Units
CVR Energy and its affiliates may compete with us following consummation of the mergers.
We are a party to an omnibus agreement with CVR Energy and CVR GP, LLC ("CVR GP") under which CVR Energy has agreed not to, and will cause its controlled affiliates other than us not to, engage in certain fertilizer businesses competing with our businesses. These non-compete provisions will continue so long as CVR Energy directly or indirectly owns at least 50% of our common units. We expect that CVR Energy will own less than 50% of our common units upon consummation of the mergers. As a result, these non-compete provisions will lapse, and CVR Energy and its affiliates will be permitted to compete with us, including by developing or acquiring additional fertilizer assets both directly and through its controlled affiliates. In keeping with the terms of our partnership agreement, the doctrine of corporate opportunity or any analogous doctrine, does not apply to CVR GP or any of its affiliates, including CVR Energy and its executive officers and directors. Therefore, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. For example, this could permit CVR Energy to elect to develop new fertilizer assets or acquire third-party fertilizer assets itself or through its controlled affiliates. Any such person or entity will not be liable to us or any of our limited partners for breach of any fiduciary duty or other duty (other than the implied contractual covenant of good faith and fair dealing) by reason of the fact that such person or entity pursues or acquired such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of CVR GP and result in less than favorable treatment of us and our unitholders.

In addition, under the terms of the omnibus agreement, we and CVR Energy have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or our unitholders whatsoever. These obligations will continue so long as CVR Energy directly or indirectly owns at least 50% of CVR GP.
Tax Risks
The tax treatment of publicly traded partnerships or an investment in CVR Partners common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including CVR Partners, or an investment in CVR Partners common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress and the President propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which CVR Partners relies for its treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS has issued proposed regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code (the “Proposed Regulations”). The Proposed Regulations do not address and, instead, have “reserved” the provisions relating to fertilizer processing. However, there are no assurances that any final regulations or future proposed regulations with respect to fertilizer will not include changes that interpret Section 7704(d)(1)(E) in a manner that is contrary to our current interpretation of Section 7704(d)(1)(E) and our rulings, which could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income exception.

Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for CVR Partners to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes. CVR Partners is unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in CVR Partners common units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Merger Agreement with Rentech Nitrogen as discussed further in Note 1 ("Formation of the Partnership, Organization and Nature of Business") to Part I, Item I of this Report includes customary restrictions on the conduct of the Partnership’s business prior to the completion of the mergers, generally requiring the Partnership to conduct its business in the ordinary course and subjecting the Partnership to a variety of specified limitations.  In accordance with the terms of the Merger Agreement, beginning with the distribution for the third quarter of 2015 and until the closing of the mergers, the Partnership may not make or declare distributions in excess of available cash for distribution in respect of any quarter.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.1**+
Agreement and Plan of Merger, dated as of August 9, 2015, by and among CVR Partners, LP, Lux Merger Sub 1, LLC, Lux Merger Sub 2, LLC, Rentech Nitrogen Partners, L.P., and Rentech Nitrogen GP, LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 13, 2015).

4.1**
Registration Rights Agreement, dated as of August 9, 2015, by and among CVR Partners, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on August 13, 2015).

10.1**
Voting and Support Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Rentech, Inc., Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 13, 2015).

10.2**
Transaction Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech, Inc., Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 13, 2015).

10.3**
Transaction Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Fund LP, GSO Palmetto Opportunistic Investment Partners LP, GSO Credit-A Partners LP, Steamboat Credit Opportunities Master Fund LP, GSO Coastline Credit Partners LP, GSO Cactus Credit Opportunities Fund LP and GSO Aiguille des Grands Montets Fund II LP and GSO Capital Partners LP (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on August 13, 2015).

10.4**	Commitment Letter, dated as of August 9, 2015, by and between Coffeyville Resources, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on August 13, 2015).
31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Executive Officer and President.
31.3*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1*	Section 1350 Certification of Executive Chairman.
32.2*	Section 1350 Certification of Chief Executive Officer and President.
32.3*	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

_________ *	Filed herewith.
**	Previously filed.
+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CVR Partners hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we may file or incorporate by reference agreements referenced as exhibits to the reports that we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership, its business, operations or the pending mergers. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership, its business, operations or the pending mergers on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

October 29, 2015	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

October 29, 2015	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

October 29, 2015	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)