Form 10-K
period 2015-12-31
CVR PARTNERS, LP
filed 2016-02-18
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2015 (the last business day of the registrant's second fiscal quarter) was $427,694,729. Common units held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common units as of June 30, 2015 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at February 16, 2016
Common unit representing limited partner interests	73,128,269 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2015 (this "Report").

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

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

Secondary Offering	The registered public offering of 12,000,000 common units of CVR Partners, LP, by CRLLC, which closed on May 28, 2013.

slag	A glasslike substance removed from the gasifier containing the metal impurities originally present in pet coke.

slurry	Ground pet coke blended with water and a fluxant (a mixture of fly ash and sand).

spot market	A market in which commodities are bought and sold for cash and delivered immediately.

syngas	Synthesized gas — a mixture of gases (largely carbon monoxide and hydrogen) that results from gasifying carbonaceous feedstock such as pet coke.

throughput	The volume processed through a unit.

ton	One ton is equal to 2,000 pounds.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

wheat belt	The primary wheat producing region of the United States, which includes Kansas, North Dakota, Oklahoma, South Dakota and Texas.

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
Our facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Subsequent to the completion of the UAN expansion in February 2013, we upgrade substantially all of the ammonia we produce to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2015, we produced 928.6 thousand tons of UAN and 385.4 thousand tons of ammonia. Approximately 96% of our produced ammonia tons and the majority of the purchased ammonia were upgraded into UAN.
CVR Energy, which indirectly owns our general partner and approximately 53% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at December 31, 2015. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.
We intend to continue to expand our existing asset base and utilize the experience of our and CVR Energy's management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets.
We generated net sales of $289.2 million, $298.7 million and $323.7 million and net income of $62.0 million, $76.1 million and $118.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The primary raw material feedstock utilized in our nitrogen fertilizer production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. We currently purchase most of our pet coke from CVR Refining pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke consumed by our plant was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery.
Pending Mergers
On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen") and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners would acquire Rentech Nitrogen and Rentech Nitrogen GP by merging two newly-created direct wholly-owned subsidiaries of CVR Partners with and into those entities with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR Partners (together, the “mergers”). In accordance with accounting principles generally accepted in the United States and in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations, the Partnership anticipates accounting for the mergers as an acquisition of a business with CVR Partners as the acquirer. Refer to Note 1 ("Formation of the Partnership, Organization and Nature of Business") of Part II. Item 8 of this Report for further discussion of the mergers.

Organizational Structure and Related Ownership
The following chart illustrates the organizational structure of the Partnership as of the date of this Report. The newly created merger subsidiaries as described in Note 1 ("Formation of the Partnership, Organization and Nature of Business") of Part II. Item 8 of this Report are not included in the chart.

Raw Material Supply
The nitrogen fertilizer facility's primary input is pet coke. Pet coke is produced as a byproduct of a refinery's coker unit process. In order to refine heavy or sour crude oil, which are lower in cost and more prevalent than higher quality crude oil, refiners use coker units, which enables refiners to further upgrade heavy crude oil. Our fertilizer plant is located in Coffeyville, Kansas, which is part of the Midwest pet coke market. Our average daily pet coke demand from 2013-2015 was approximately 1,300 tons per day.
During the past five years, over 70% of our pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery, pursuant to a renewable long-term agreement. Historically we have obtained the remainder of our pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. We are party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2016. If necessary, the gasification process can be modified to operate on coal as an alternative, which provides an additional raw material source. There are significant supplies of coal within a 60-mile radius of our nitrogen fertilizer plant.
Linde LLC ("Linde") owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to our facility for a monthly fee. We provide and pay for all utilities required for operation of the air separation plant. The air separation plant has not experienced any long-term operating problems; however, CVR Energy maintains, for our benefit, contingent business interruption insurance with a $200.0 million limit for any interruption caused by physical damage to the air separation plant that results in a loss of production from an insured peril. The agreement with Linde provides that if our requirements for liquid or gaseous oxygen, liquid or gaseous nitrogen or clean dry air exceed specified instantaneous flow rates by at least 10%, we can solicit bids from Linde and third parties to supply our incremental product needs. We are required to provide notice to Linde of the approximate quantity of excess product that we will need and the approximate date by which we will need it. We and Linde will then jointly develop a request for proposal for soliciting bids from third parties and Linde. The bidding procedures may be limited under specified circumstances. The agreement with Linde expires in 2020.
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
Production Process
Our nitrogen fertilizer plant was built in 2000 with two separate gasifiers to provide redundancy and reliability. It uses a gasification process, licensed from an affiliate of the General Electric Company ("General Electric"), to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. The nitrogen fertilizer plant is capable of producing approximately 1,300 tons per day of ammonia. Substantially all of the ammonia produced is converted to approximately 3,000 tons per day of UAN. Typically, about 0.41 tons of ammonia are required to produce one ton of UAN.
Pet coke is first ground and blended with water and a fluxant (a mixture of fly ash and sand) to form a slurry that is then pumped into the partial oxidation gasifier. The slurry is then contacted with oxygen from the air separation unit. Partial oxidation reactions take place and the synthesis gas, or syngas, consisting predominantly of hydrogen and carbon monoxide, is formed. The mineral residue from the slurry is a molten slag (a glasslike substance containing the metal impurities originally present in pet coke) and flows along with the syngas into a quench chamber. The syngas and slag are rapidly cooled and the syngas is separated from the slag.
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
The hydrogen is reacted with nitrogen from the air separation unit in the ammonia unit to form the ammonia product. A large portion of the ammonia is converted to UAN. In 2015, we produced 928.6 thousand tons of UAN and 385.4 thousand tons of ammonia. Approximately 96% of our produced ammonia tons and the majority of the purchased ammonia were upgraded into UAN.
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
UAN and ammonia are distributed by truck or by railcar. If delivered by truck, products are sold on a freight-on-board basis, and freight is normally arranged by the customer. We lease and own a fleet of railcars for use in product delivery. We incur costs to maintain and repair our railcar fleet that include expenses related to regulatory inspections and repairs. For example, many of our railcars require specific regulatory inspections and repairs due on ten-year intervals. The extent and frequency of railcar fleet maintenance and repair costs are generally expected to change based partially on when regulatory inspections and repairs are due for our railcars under the relevant regulations. We operate eight rail loading and two truck loading racks for UAN. We also operate four rail loading and two truck loading racks for ammonia.
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
We market agricultural products to destinations that produce strong margins. The UAN market is primarily located near the Union Pacific Railroad lines or destinations that can be supplied by truck. The ammonia market is primarily located near the Burlington Northern Santa Fe or Kansas City Southern Railroad lines or destinations that can be supplied by truck. By securing this business directly, we reduce our dependence on distributors serving the same customer base, which enables us to capture a larger margin and allows us to better control our product distribution. Most of the agricultural sales are made on a competitive spot basis. We also offer products on a prepay basis for in-season demand. The heavy in-season demand periods are spring and fall in the corn belt and summer in the wheat belt. The corn belt is the primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin. The wheat belt is the primary wheat producing region of the United States, which includes Kansas, North Dakota, Oklahoma, South Dakota and Texas. Most of the industrial sales are spot sales.
We often use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that we propose. We use this program to varying degrees during the year and between years depending on market conditions. We have the flexibility to decrease or increase forward sales depending on our view as to whether price environments will be increasing or decreasing. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment. As of December 31, 2015 and 2014, we had sold forward 171.6 thousand and 279.8 thousand tons of UAN at an average netback of $223 and $263 per ton over the next six months, respectively. Cash received as a result of prepayments is recognized as deferred revenue on our Consolidated Balance Sheet upon receipt, and revenue and resultant net income and EBITDA are recorded as the product is delivered.
Customers
We sell UAN products to retailers and distributors. In addition, we sell ammonia to agricultural and industrial customers. Some of our larger customers include Crop Production Services, Inc., Gavilon Fertilizer, LLC, Interchem, J.R. Simplot, Inc., MFA and United Suppliers, Inc. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our UAN and ammonia customers.
For the year ended December 31, 2015, the top five UAN customers in the aggregate represented 40% of our fertilizer sales. Our top two fertilizer customers on a consolidated basis accounted for approximately 14% and 10%, respectively, of our net sales. While we do have high concentration of customers, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Refer to Part I, Item 1A, Risk Factors, Our business depends on significant customers, and the loss of significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions, of this Report for further discussion.
Competition
We have experienced and expect to continue to meet significant levels of competition from current and potential competitors, many of whom have significantly greater financial and other resources. Refer to Part I, Item 1A, Risk Factors, Nitrogen fertilizer products are global commodities, and we face intense competition from other nitrogen fertilizer producers, of this Report for further discussion.
Competition in our industry is dominated by price considerations. However, during the spring and fall application seasons, farming activities intensify and delivery capacity is a significant competitive factor. We maintain a large fleet of leased and owned railcars and seasonally adjust inventory to enhance our manufacturing and distribution operations.
Our major competitors include Agrium, Inc.; Koch Nitrogen Company, LLC; Potash Corporation of Saskatchewan, Inc.; CF Industries Holdings, Inc. and Terra Nitrogen Company, LP. Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Based on Blue Johnson & Associates, Inc. data regarding total U.S. use of UAN and ammonia, we estimate that our UAN capacity in 2015 represented approximately 7% of total U.S. UAN demand and that the net ammonia produced and marketed at our facility represented less than 1% of total U.S. ammonia demand.
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
Release Reporting
The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. We periodically experience releases of hazardous or extremely hazardous substances from our equipment. Our facility periodically has excess emission events from flaring and other planned and unplanned startup, shutdown and malfunction events. Such releases are reported to the U.S. Environmental Protection Agency (the "EPA") and relevant state and local agencies. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with release reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act. If we fail to properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.
Greenhouse Gas Emissions
Refer to Part I, Item 1A, Risk Factors, Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions, of this Report for further discussion of the Greenhouse Gas ("GHG") Emissions regulations.
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
Environmental Insurance
We are covered by CVR Energy's site pollution legal liability insurance policy with an aggregate limit of $50.0 million per pollution condition, subject to a self-insured retention of $1.0 million. The policy includes business interruption coverage, subject to a 5-day waiting period deductible. This insurance expires on March 1, 2016 and is expected to be renewed without any material changes in terms. The policy insures any location owned, leased, rented or operated by the Partnership, including our nitrogen fertilizer facility. The policy insures certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities and business interruption.

In addition to the site pollution legal liability insurance policy, we benefit from umbrella and excess casualty insurance policies maintained by CVR Energy having an aggregate and occurrence limit of $200.0 million, subject to a self-insured retention of $2.0 million. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commenced at a specific day and time during the policy period. The casualty insurance policies, including umbrella and excess policies, expire on March 1, 2016 and are expected to be renewed or replaced by insurance policies containing materially equivalent sudden and accidental pollution coverage with no reduction in limits.
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
Employees
As of December 31, 2015, we had 149 direct employees. As of December 31, 2015, these employees are covered by health insurance, disability and retirement plans established by CVR Energy. None of our employees are unionized, and we believe that our relationship with our employees is good.
We also rely on the services of employees of CVR Energy and its subsidiaries in the operation of our business pursuant to a services agreement. Additionally, the Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement and had 5 employees as of December 31, 2015. For more information on these agreements, see Note 14 ("Related Party Transactions") to Part II. Item 8 of this Report.
Available Information
Our website address is www.cvrpartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and the Charter of the Audit Committee and the Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies and charters are also available in print without charge to any unitholder requesting them. We do not intend for information contained in our website to be part of this Report.
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
We may not have sufficient cash available each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. Although our general partner's current policy is to distribute all of our available cash on a quarterly basis. Available cash is defined as Adjusted EBITDA reduced for cash needed for (i) net interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the Rentech Nitrogen mergers, if any. Available cash may be increased by the release of previously established cash reserve, if any, at the discretion of the board of directors of our general partner. The board of directors of our general partner may at any time, for any reason, change this policy or decide not to pay cash distributions on a quarterly basis or other basis. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is directly dependent upon the operating margins we generate, which have been volatile historically. Our operating margins are significantly affected by the market-driven UAN and ammonia prices we are able to charge our customers and our pet coke-based gasification production costs, as well as seasonality, weather conditions, governmental regulation, unscheduled maintenance or downtime at our facilities and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

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
Demand for nitrogen fertilizer products is dependent on demand for crop nutrients by the global agricultural industry. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the United States affecting foreign trade and investment. Nitrogen-based fertilizers remain solidly in demand, driven by a growing world population, changes in dietary habits and an expanded use of corn for the production of ethanol. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our business, cash flow and ability to make distributions.
Our internally generated cash flows and other sources of liquidity may not be adequate for our capital needs. As a result, we may not be able to pay any cash distributions to our unitholders and the trading price of our common units may be adversely impacted.
If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations. As of December 31, 2015, we had cash and cash equivalents of $50.0 million and $25.0 million available under our revolving credit facility.
The costs associated with operating our nitrogen fertilizer plant are largely fixed. If nitrogen fertilizer prices fall below a certain level, we may not generate sufficient revenue to operate profitably or cover our costs and our ability to make distributions will be adversely impacted.
Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, we have largely fixed costs. As a result of the fixed cost nature of our operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses, which would have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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
A major factor underlying the solid level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal renewable fuel standards ("RFS"). To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing "food versus fuel" debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.
Recently, the volume of ethanol required by the RFS standards to be blended into transportation fuel has approached the "blend wall". The blend wall is the maximum amount of ethanol that can be blended into the transportation fuel supply because of limitations like the ability of cars to use higher ethanol blended fuels and limitations on blending and distribution infrastructure. The blend wall is generally considered to be reached when more than 10% ethanol by volume ("E10 gasoline") is blended into transportation fuel. On December 14, 2015, the EPA published in the Federal Register a final rule establishing the renewable fuel volume mandates for 2014, 2015, and 2016, and the biomass-based diesel mandate for 2017. The volumes included in EPA’s final rule increase each year, but are lower, with the exception of the volumes for biomass-based diesel, than the volumes required by the Clean Air Act. EPA used its waiver authority to lower the volumes, but its decision to do so has been challenged in the U.S. Court of Appeals for the District of Columbia Circuit by corn growers and renewable fuels producers. The renewable fuel volume mandate for 2016 is expected to breach the blend wall, forcing higher ethanol fuel blends, including fuels with 15% or 85% ethanol, or non-ethanol renewable fuel that is not constrained by the blend wall. In addition, in the final rule establishing the renewable volume obligations for 2014-2016 and bio-mass based diesel for 2017, the EPA articulated a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure by increasing the price of RINs. Any substantial decrease in future volume obligations under RFS could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
Our business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased domestic supply may put downward pressure on fertilizer prices. Competitors utilizing different corporate structures may be better able to withstand lower cash flows than we can as a limited partnership. Our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability, and our ability to make cash distributions.
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
Our business is seasonal. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. The strongest demand for our products typically occurs during the spring planting season. In contrast, we and other nitrogen fertilizer producers generally produce our products throughout the year. As a result, we and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. The seasonality of nitrogen fertilizer demand results in our sales volumes and net sales being highest during the North American spring season and our working capital requirements typically being highest just prior to the start of the spring season.
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
Our operations are dependent on third-party suppliers, including Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to our facility, and the City of Coffeyville, which supplies us with electricity. A deterioration in the financial condition of a third-party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our results of operations, financial condition and on our ability to make cash distributions.
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
We may not be able to maintain an adequate supply of pet coke. In addition, we could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. We currently purchase 100% of the pet coke produced by CVR Refining's Coffeyville refinery. Accordingly, if we increase our production, we will be more dependent on pet coke purchases from third-party suppliers at open market prices. We are party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2016. There is no assurance that we would be able to purchase pet coke on comparable terms from third parties or at all.
Under our pet coke agreement with CVR Refining, we may become obligated to provide security for our payment obligations if, in CVR Refining's sole judgment, there is a material adverse change in our financial condition or liquidity position or in our ability to pay for our pet coke purchases. See Part III, Item 13 "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Coke Supply Agreement" of this Report.

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

Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies; the property and business interruption coverage has a combined policy limit of $1.25 billion. The property and business interruption insurance policies contain limits and sub-limits which insure our assets as well as CVR Energy's assets. There is a potential for a common occurrence to impact both the fertilizer plant and CVR Refining's Coffeyville refinery, in which case the insurance limitations would apply to all damages combined. Under this insurance program, there is a $2.5 million property damage retention in respect of the nitrogen fertilizer plant. For business interruption losses, the insurance program has a 45-day waiting period retention for any one occurrence. In addition, the insurance policies contain a schedule of the sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries, and potentially cause us to assume losses which could impair earnings.
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
The EPA has begun to regulate GHG emissions (including carbon dioxide, methane and nitrous oxides) under the authority granted to it under the Clean Air Act.
In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and annually report their GHG emissions to the EPA. In accordance with the rule, we began monitoring and reporting our GHG emissions from our nitrogen fertilizer plant. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plant, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and evaluate and implement air pollution control technology, known as "best available control technology", to reduce GHG emissions.
Although the EPA has not yet proposed New Source Performance Standards ("NSPS") to regulate GHG emissions for the nitrogen fertilizer plant, the EPA has promulgated NSPS to regulate GHG for electric utilities. Therefore, it is possible that the EPA will propose standards for our fertilizer plant, but the timing of any such EPA proposal is not known.
During the State of the Union address in each of the last three years, President Obama indicated that the United States should take action to address climate change. At the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and energy efficiency.
In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where our nitrogen fertilizer facility is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective. To date, Kansas has taken no meaningful action to implement the accord, and it is unclear whether Kansas intends to do so in the future.
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
Our business has a high concentration of customers. In the aggregate, our top five UAN customers represented 40% of our fertilizer sales for the year ended December 31, 2015. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of significant customers, or a significant reduction in purchase volume by customers, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
We are subject to cybersecurity risks and other cyber incidents resulting in disruption.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems. In addition, we collect, process and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.
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
As of December 31, 2015, we had $125.0 million in outstanding term loan borrowings and borrowing availability of $25.0 million under our revolving credit facility. We and our subsidiary may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

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

Certain of the above risks are described in more detail under the heading "Risk Factors" in the prospectus (Registration No. 333-206982), which was filed with the SEC by CVR Partners on January 14, 2016.

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
As of February 16, 2016, there were 73,128,269 common units outstanding. Of this amount, (i) approximately 47% of the common units are held by the public and are freely transferable without restriction or further registration under the Securities Act of 1933, or the Securities Act, to the extent held by persons other than "affiliates," as that term is defined in Rule 144 under the Securities Act and (ii) CVR Energy, through Coffeyville Resources, owns approximately 53% of the common units, which may be sold pursuant to an exemption from registration such as Rule 144.
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

In addition, the IRS has issued proposed regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code (the "Proposed Regulations"). There are no assurances that any final regulations or future proposed regulations with respect to our business will not include changes that interpret Section 7704(d)(1)(E) in a manner that is contrary to our current interpretation of Section 7704(d)(1)(E) and our rulings, which could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income exception.

Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We own one significant facility, our 60-acre nitrogen fertilizer plant, which is located in Coffeyville, Kansas. Our executive offices are located at 2277 Plaza Drive in Sugar Land, Texas, and our administrative office is located in Kansas City, Kansas. The offices in Sugar Land and Kansas City are leased by a subsidiary of CVR Energy and we pay a pro rata share of the rent on those offices. We believe that our owned facility, together with CVR Energy's leased facilities, will be sufficient for our needs over the next twelve months.
We are party to a cross-easement agreement with CVR Refining so that both we and CVR Refining are able to access and utilize each other's land in certain circumstances in order to operate our respective businesses in a manner to provide flexibility for both parties to develop their respective properties, without depriving either party of the benefits associated with the continuous reasonable use of the other party's property. For more information on this cross-easement agreement, see Part III, Item 13 of this Report "Certain Relationships and Related Transactions and Director Independence — Agreements with CVR Energy and CVR Refining — Real Estate Transactions."
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
Item 3.    Legal Proceedings
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 13, "Commitments and Contingencies" to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with Generally Accepted Accounting Principles ("GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common units are listed on the NYSE under the symbol "UAN". The table below sets forth, for the quarter indicated, the high and low sales prices per unit of our common units for our two most recent fiscal years:

2015:	High	Low
First Quarter	$14.65	$9.52
Second Quarter	16.12	12.12
Third Quarter	13.04	9.32
Fourth Quarter	10.76	7.11

2014:	High	Low
First Quarter	$21.91	$16.31
Second Quarter	21.93	17.81
Third Quarter	19.26	13.45
Fourth Quarter	13.99	8.52
There were 21 holders of record of our common units as of February 16, 2016. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Cash Distribution Policy
The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions will be made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter will be determined by the board of directors of the general partner following the end of such quarter, subject to the limitations discussed below. Beginning with the first quarter of 2013, available cash for each quarter has been calculated as Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the Rentech Nitrogen mergers, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner, subject to the limitations in accordance with the Merger Agreement as discussed below. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, where applicable, major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the Rentech Nitrogen mergers.
Because our policy is to distribute all available cash we generate each quarter, without reserving cash for future distributions or borrowing to pay distributions during periods of low cash flow from operations, our unitholders have direct exposure to fluctuations in the amount of earnings generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our earnings during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in the price of nitrogen fertilizers, among other factors. See Part I, Item 1 of this report "Business — Distribution, Sales and Marketing." Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and from time to time, subject to the limitations discussed below. The partnership agreement does not require us to pay cash distributions on a quarterly or other basis.
Our ability to make distributions is limited by our credit facility. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of these limitations. In addition, the Merger Agreement with Rentech Nitrogen and Rentech Nitrogen GP includes customary restrictions on the conduct of the Partnership’s business prior to the completion of the mergers. In accordance with the terms of the Merger Agreement, beginning with the distribution for the third quarter of 2015 and until the closing of the mergers, the Partnership may not make or declare distributions in excess of available cash for distribution in respect of any quarter. See Note 1 ("Formation of the Partnership, Organization and Nature of Business") of Part II. Item 8 of this Report for further discussion of the pending mergers.
A summary of cash distributions paid to unitholders during the years ended December 31, 2015 and 2014 and has been included in Note 6 ("Partners’ Capital and Partnership Distributions") of Part II, Item 8 of this Report.

Performance Graph
The following graph sets forth the cumulative return on our common units between April 8, 2011 and December 31, 2015, as compared to the cumulative return of the Russell 2000 Index and an industry peer group consisting of Agrium, Inc., CF Industries Holdings, Inc., The Mosaic Company, Potash Corporation of Saskatchewan, Inc., Rentech Nitrogen Partners, LP, and Terra Nitrogen Company, LP. The graph assumes an investment of $100 on April 8, 2011 in our common units, the Russell 2000 Index and the industry peer group, and assumes the reinvestment of dividends where applicable. The closing market price for our common units on December 31, 2015 was $8.01. The price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
BETWEEN APRIL 8, 2011 AND DECEMBER 31, 2015
among CVR Partners, LP, the Russell 2000 Index and a peer group

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

	Apr '11	Jun '11	Sep '11	Dec '11	Mar '12	Jun '12	Sep '12	Dec '12	Mar '13	Jun '13
CVR Partners, LP	100.00	127.98	136.46	147.18	158.95	149.10	165.53	162.00	149.68	139.22
Russell 2000 Index	100.00	98.40	76.60	88.11	98.74	94.96	99.59	101.01	113.16	116.24
Peer Group	100.00	101.67	86.67	92.91	127.02	123.27	142.65	139.04	131.97	120.94

	Sep '13	Dec '13	Mar '14	Jun '14	Sep '14	Dec '14	Mar '15	Jun '15	Sep '15	Dec '15
CVR Partners, LP	111.36	105.65	127.92	114.96	86.14	62.52	79.03	78.28	60.01	51.41
Russell 2000 Index	127.70	138.38	139.50	141.87	131.01	143.26	148.98	149.12	130.9	135.08
Peer Group	116.20	105.73	111.51	106.62	105.70	98.30	80.30	77.65	63.12	59.69

Purchases of Equity Securities by the Issuer
The table below sets forth information regarding repurchases of our common units during the fiscal quarter ended December 31, 2015. These represent common units that employees of our general partner elected to surrender to the Partnership to satisfy certain minimum tax withholding upon the vesting of units. The Partnership does not consider this to be a unit buyback program.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	$—	—	—
November 1, 2015 to November 30, 2015	—	—	—	—
December 1, 2015 to December 31, 2015	2,435	7.86	—	—
Total	2,435	$7.86	—	—
Item 6.    Selected Financial Data
This data should be read in conjunction with, and is qualified in its entirety by reference to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Report.
The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2015, 2014 and 2013 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2015 and 2014 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by Grant Thornton LLP, our independent registered public accounting firm. The selected consolidated financial information presented below under the captions "Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2012 and 2011 and the selected consolidated financial information at December 31, 2013, 2012 and 2011 presented below under the caption "Balance Sheet Data" is derived from our audited consolidated financial statements that are not included in this Report.
The following schedules show our selected financial and operating data for the periods indicated, which are derived from our consolidated financial statements. The statement of operations and cash flow data exclude the fiscal year 2011 results prior to our Initial Public Offering on April 13, 2011.
Our consolidated financial statements include certain costs of CVR Energy that were incurred on our behalf. These costs, which are reflected in selling, general and administrative expenses (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization), are billed to us pursuant to a services agreement that is a related party transaction. The amounts charged or allocated to us are not necessarily indicative of the costs that we would have incurred had we operated as a stand-alone entity for all periods presented.

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in millions, except per unit data and as otherwise indicated)
Statements of Operations Data:
Net sales	$289.2	$298.7	$323.7	$302.3	$302.9
Cost of product sold – Affiliates (1)	6.7	9.4	10.8	11.5	11.7
Cost of product sold – Third parties (1)	58.5	62.6	47.3	34.6	30.8
	65.2	72.0	58.1	46.1	42.5
Direct operating expenses – Affiliates (1) (2)	4.1	3.0	4.1	2.3	1.2
Direct operating expenses – Third parties (1)	102.0	95.9	90.0	93.3	85.3
	106.1	98.9	94.1	95.6	86.5
Insurance recovery – business interruption	—	—	—	—	(3.4)
Selling, general and administrative expenses – Affiliates (1) (2) (3)	14.0	13.4	16.0	17.2	16.5
Selling, general and administrative expenses – Third parties (1) (3)	6.8	4.3	5.0	6.9	5.7
	20.8	17.7	21.0	24.1	22.2
Depreciation and amortization	28.4	27.3	25.6	20.7	18.9
Operating income	$68.7	$82.8	$124.9	$115.8	$136.2
Interest expense and other financing costs	(7.0)	(6.7)	(6.3)	(3.8)	(4.0)
Interest income	—	—	—	0.2	—
Other income, net	0.3	—	0.1	0.1	0.2
Income before income tax expense (benefit)	$62.0	$76.1	$118.7	$112.3	$132.4
Income tax expense (benefit)	—	—	0.1	0.1	—
Net income	$62.0	$76.1	$118.6	$112.2	$132.4

Available cash for distribution (4)	$81.0	$102.0	$145.2	$132.3	$114.4

Net income per common unit – basic (5)	$0.85	$1.04	$1.62	$1.54	$1.48
Net income per common unit – diluted (5)	$0.85	$1.04	$1.62	$1.53	$1.48

Weighted-average, number of common units outstanding (in thousands):
Basic	73,123	73,115	73,072	73,039	73,008
Diluted	73,131	73,139	73,228	73,193	73,073

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in millions)
Reconciliation to net sales:
Sales net at gate	$248.8	$259.3	$281.5	$273.5	$266.6
Freight in revenue	27.2	27.5	30.2	22.4	22.1
Hydrogen revenue	11.8	10.1	11.4	6.4	14.2
Other	1.4	1.8	0.6	—	—
Total net sales	$289.2	$298.7	$323.7	$302.3	$302.9

	As of December 31,
	2015	2014	2013	2012	2011

	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$50.0	$79.9	$85.1	$127.8	$237.0
Working capital	72.9	89.9	108.4	116.6	229.4
Total assets	536.5	578.8	593.5	623.0	659.3
Total debt (6)	125.0	125.0	125.0	125.0	125.0
Total partners' capital	385.6	413.9	439.9	446.2	489.5

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$78.4	$118.9	$129.0	$133.5	$139.8
Investing activities	(16.9)	(21.0)	(43.7)	(81.1)	(16.4)
Financing activities	(91.4)	(103.1)	(128.0)	(161.5)	70.8
Net increase (decrease) in cash and cash equivalents	$(29.9)	$(5.2)	$(42.7)	$(109.1)	$194.2

Capital expenditures for property, plant and equipment	$17.0	$21.1	$43.8	$82.2	$19.1

	Year Ended December 31,
	2015	2014	2013	2012	2011
Key Operating Statistics:
Production volume (thousand tons):
Ammonia (gross produced) (7)	385.4	388.9	402.0	390.0	411.2
Ammonia (net available for sale) (7) (8)	37.3	28.3	37.9	124.6	116.8
UAN	928.6	963.7	930.6	643.8	714.1
Pet coke consumed (thousand tons)	469.9	489.7	487.0	487.3	517.3
Pet coke consumed (cost per ton)	$25	$28	$30	$33	$33
Sales (thousand tons):
Ammonia	32.3	24.4	40.5	127.8	112.8
UAN	939.5	951.0	904.6	643.5	709.3
Product pricing at gate (dollars per ton) (9):
Ammonia	$521	$518	$643	$613	$579
UAN	$247	$259	$282	$303	$284
On-stream factors (10):
Gasification	90.2%	96.8%	95.6%	92.6%	99.0%
Ammonia	87.5%	92.6%	94.4%	91.1%	97.7%
UAN	87.3%	92.0%	91.9%	86.4%	95.5%

Market Indicators:
Natural gas NYMEX (dollars per MMbtu)	$2.63	$4.26	$3.73	$2.83	$4.03
Ammonia – Southern Plains (dollars per ton)	$510	$539	$581	$647	$619
UAN – Corn belt (dollars per ton)	$284	$314	$337	$369	$379
_______________________________________

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$27.8	$26.9	$25.3	$20.6	$18.8
Depreciation and amortization excluded from cost of product sold	0.6	0.4	0.3	0.1	0.1
	$28.4	$27.3	$25.6	$20.7	$18.9

(2)
Our direct operating expenses and selling, general and administrative expenses include amounts for share-based compensation which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes in accordance with Accounting Standards Codification Topic ("ASC") Topic 718, Compensation — Stock Compensation. See Note 3 ("Share‑Based Compensation") to the consolidated financial statements for further discussion of allocated share-based compensation expenses. The charges for allocated share-based compensation were:

	Year Ended December 31,
	2015	2014	2013	2012	2011

	(in millions)
Direct operating expenses	$0.1	$—	$0.1	$0.4	$0.5
Selling, general and administrative expenses	1.0	1.4	2.1	4.2	5.4
Total	$1.1	$1.4	$2.2	$4.6	$5.9

(3)
On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger with Rentech Nitrogen and Rentech Nitrogen GP with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR Partners. The Partnership incurred approximately $2.3 million of legal and other professional fees and other merger-related expenses, as discussed in "Business — Pending Mergers" in Part I, Item I of this Report, which are included in selling, general and administrative expenses for the year ended December 31, 2015.

(4)
Beginning with the first quarter 2013, the board of directors of our general partner adopted an amended policy to calculate available cash starting with Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the Rentech Nitrogen mergers. For 2015, 2014, and 2013 available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the Rentech Nitrogen mergers, if any.

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

(5)
We have omitted net income per unit during the period we operated as a partnership through the closing of our Initial Public Offering because during those periods we operated under a different capital structure than what we are operating under following the closing of our Initial Public Offering, and, therefore, the information is not meaningful. Per unit data for the year ending December 31, 2011 is calculated for the period beginning at the closing of our Initial Public Offering (April 13, 2011) through December 31, 2011.

(6)
The credit facility matures in April 2016. The Partnership was provided a guaranty by Coffeyville Resources, LLC ("CRLLC"), pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the Partnership's credit facility until such time that the Partnership obtains third-party financing.

(7)
Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. As a result of the completion of the UAN expansion project in February 2013, we now upgrade substantially all of the ammonia we produce into UAN. Net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(8)
In addition to the produced ammonia, the Partnership acquired approximately 29.3 thousand, 33.6 thousand and 17.3 thousand tons of ammonia during the years ended December 31, 2015, 2014 and 2013, respectively. We did not purchase ammonia during the years ended December 31, 2012 and 2011.

(9)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(10)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.
Excluding the impact of the full facility turnaround and the Linde air separation unit outages, the on-stream factors for the year ended December 31, 2015 would have been 99.9% for gasification, 97.7% for ammonia and 97.6% for UAN. Excluding the impact of the downtime associated with the installation of the waste heat boiler, the pressure swing adsorption unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the year ended December 31, 2014 would have been 98.2% for gasification, 94.3% for ammonia and 93.7% for UAN. Excluding the impact of the planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages, the UAN expansion coming online and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasification, 98.9% for ammonia and 98.0% for UAN. Excluding the major scheduled turnaround and the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2012 would have been 98.1% for gasification, 97.1% for ammonia and 92.8% for UAN. Excluding the impact of the Linde air separation unit outage, the on-stream factors for the year ended December 31, 2011 would have been 99.2% for gasification, 98.0% for ammonia and 95.7% for UAN.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report.
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

•
any other statements preceded by, followed by or that include the words "anticipates," "believes," "expects," "plans," "intends," "estimates," "projects," "could," "should," "may" or similar expressions.

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
Overview and Executive Summary
We are a Delaware limited partnership formed by CVR Energy to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Refining's refinery in Coffeyville, Kansas, our nitrogen fertilizer manufacturing facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Refer to Part 1, Item 1 "Business" of this Report for detailed information on our business.
Pending Mergers
On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger with Rentech Nitrogen Partners, L.P. ("Rentech Nitrogen") and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners would acquire Rentech Nitrogen and Rentech Nitrogen GP by merging two newly-created direct wholly-owned subsidiaries of CVR Partners with and into those entities with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR Partners (together, the “mergers”). In accordance with accounting principles generally accepted in the United States and in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805—Business Combinations, the Partnership anticipates accounting for the mergers as an acquisition of a business with CVR Partners as the acquirer. Refer to Note 1 ("Formation of the Partnership, Organization and Nature of Business") of Part II. Item 8 of this Report for further discussion of the mergers.

Major Influences on Results of Operations
Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizer. Unlike our competitors, we do not use natural gas as a feedstock and use a minimal amount of natural gas as an energy source in our operations. Instead, CVR Refining's adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a 20 year pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, and the extent of government intervention in agriculture markets.
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
As a result of a favorable global demand environment for grains, nitrogen fertilizer prices rose to near historic levels beginning in 2011. In addition, North American producers began to benefit from lower natural gas prices due to the significant increase in shale basin and other non-conventional production in the region. The combination of higher nitrogen fertilizer prices globally and a feedstock cost advantage led to high margins for North American nitrogen fertilizer producers. This resulted in numerous announcements for expansion plans for existing plants as well as new facility development in the corn belt and the gulf coast. The majority of the additional supply from this expansion phase in North America is expected to come online in 2016. We expect product pricing may experience volatility as the new supply displaces imports into the gulf coast and corn belt. However, over the longer-term the U.S. is expected to remain a net importer of nitrogen fertilizer with domestic prices influenced by the higher cost of imported tons into the U.S.
Since mid-2013, global nitrogen fertilizer prices have trended down as global grain supply increased and growth in grain demand slowed due to more challenging worldwide economic considerations. During 2015, there were announced transactions for further consolidation in the North American nitrogen fertilizer market, including our definitive merger agreement under which we will acquire all outstanding units of Rentech Nitrogen. Refer to Note 1 ("Formation of the Partnership, Organization and Nature of Business") of Part II. Item 8 of this Report for further discussion of the mergers.
While there is risk of short-term volatility given the inherent nature of the commodity cycle, the longer-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. We view the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol and (v) positioning at the lower end of the global cost curve will continue to provide a solid foundation for nitrogen fertilizer producers in the U.S.
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
We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market; therefore we are able to cost-effectively sell substantially all of our products in the higher margin agricultural market. Further, we believe that a significant portion of our competitors' revenues are derived from the lower margin industrial market. Our products leave the plant either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges; however, we do incur costs to maintain and repair our railcar fleet. Selling products to customers within economic rail transportation limits of the nitrogen fertilizer plant and keeping transportation costs low are keys to maintaining profitability.
As a result of the UAN expansion project completed in 2013, we will continue to upgrade substantially all of our ammonia production into UAN for as long as it makes economic sense to do so. The value of nitrogen fertilizer products is also an important consideration in understanding our results. For the years ended December 31, 2015 and 2014, we upgraded approximately 96% and 97%, respectively, of our ammonia production into UAN, a product that presently generates greater profit than ammonia.
The high fixed cost of our direct operating expense structure also directly affects our profitability. Our facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses include a large portion of electrical energy, employee labor, maintenance, including contract labor, and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended December 31, 2015.
Our largest raw material expense used in the production of ammonia is pet coke, which we purchase from CVR Refining and third parties. For the years ended December 31, 2015, 2014 and 2013, we incurred approximately $11.9 million, $13.6 million and $14.6 million, respectively, for pet coke, which equaled an average cost per ton of $25, $28 and $30, respectively.
Consistent, safe, and reliable operations at our nitrogen fertilizer plant are critical to our financial performance and results of operations. Unplanned downtime of the plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Historically, the nitrogen fertilizer plant has undergone a full facility turnaround approximately every two to three years. Turnarounds are expected to last 14-21 days. A less involved facility shutdown was performed during the second quarter of 2014 and included both the installation of a waste heat boiler and the completion of several key tasks in order to upgrade the pressure swing adsorption unit. The Partnership underwent a full facility turnaround in the third quarter of 2015, and the gasification, ammonia and UAN units were down for between 17 to 20 days each at a cost, exclusive of the impacts due to the lost production during the downtime, of approximately $7.0 million for the year ended December 31, 2015. The Partnership is planning to undergo the next scheduled full facility turnaround in the second half of 2017.
Agreements with CVR Energy and CVR Refining
We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries (including CVR Refining, and our general partner). These include the pet coke supply agreement under which we buy the pet coke we use in our nitrogen fertilizer plant; a services agreement, under which CVR Energy and its affiliates provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; and a lease agreement pursuant to which we lease office space and laboratory space. These agreements were not the result of arm's length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 14 ("Related Party Transactions") to Part II, Item 8 of this Report for additional discussion of the agreements.
Factors Affecting Comparability
Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.
2015 Turnaround
During the third quarter of 2015, the nitrogen fertilizer facility completed a major scheduled turnaround and the gasification, ammonia and UAN units were down for between 17 to 20 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $7.0 million associated with the 2015 turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the year ended December 31, 2015.
Linde Air Separation Unit Related Downtime
Linde owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to our facility. During the third quarter of 2015, the Linde air separation unit experienced downtime, in excess of the downtime associated with the major scheduled turnaround discussed above, that resulted in the gasification, ammonia and UAN units being down for between 16 to 19 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2015.

Industry Factors
Global demand for fertilizers is driven primarily by population growth, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1973 to 2013, global fertilizer demand grew 1.9% annually. Fertilizer use is projected to increase by 45% between 2005 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. As an example, China's wheat and coarse grains production increased 51% between 2005 and 2015, but still failed to keep pace with increases in demand, prompting China to grow its imports by more than 200% over the same period, according to the United States Department of Agriculture ("USDA").
World grain demand increased 9% from 2012 to 2015, according to the USDA, leading to a tighter grain supply environment and significant increases in grain prices that is supportive of fertilizer prices.
Nitrogen fertilizer prices have decoupled from their historical correlation with natural gas prices and are now driven primarily by demand dynamics. At existing grain prices and prices implied by futures markets, farmers are expected to generate profits leading to relatively inelastic demand for fertilizers.
The United States is the world's largest exporter of coarse grains, accounting for 33% of world exports and 29% of world production during the 2014 - 2015 marketing year, according to the USDA. Fertecon estimates the United States is the world's third largest consumer of nitrogen fertilizer and historically the world's first or second largest importer of nitrogen fertilizer, importing approximately 42% of its nitrogen fertilizer needs during the 2014 - 2015 marketing year. North American producers have a significant and sustainable cost advantage over the majority of producers that export to the U.S. market.
The three primary forms of nitrogen fertilizer used in the U.S. are ammonia, urea and UAN. Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis.

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
The following tables summarize the financial data and key operating statistics for CVR Partners and our subsidiaries for fiscal years ended December 31, 2015, 2014 and 2013. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
Consolidated Statements of Operations Data:	2015	2014	2013

	(in millions)
Net sales	$289.2	$298.7	$323.7
Cost of product sold – Affiliates (1)	6.7	9.4	10.8
Cost of product sold – Third parties (1)	58.5	62.6	47.3
	65.2	72.0	58.1
Direct operating expenses – Affiliates (1) (2)	4.1	3.0	4.1
Direct operating expenses – Third parties (1) (3)	95.0	95.9	90.0
Major scheduled turnaround expenses	7.0	—	—
	106.1	98.9	94.1
Selling, general and administrative expenses – Affiliates (1) (2) (4)	14.0	13.4	16.0
Selling, general and administrative expenses – Third parties (1) (4)	6.8	4.3	5.0
	20.8	17.7	21.0
Depreciation and amortization	28.4	27.3	25.6
Operating income	$68.7	$82.8	$124.9
Interest expense and other financing costs	(7.0)	(6.7)	(6.3)
Other income (expense), net	0.3	—	0.1
Total other income (expense)	(6.7)	(6.7)	(6.2)
Income before income tax expense (benefit)	62.0	76.1	118.7
Income tax expense (benefit)	—	—	0.1
Net income	$62.0	$76.1	$118.6

EBITDA (5)	$97.4	$110.1	$150.6
Adjusted EBITDA (5)	$106.8	$110.3	$152.8
Available cash for distribution (6)	$81.0	$102.0	$145.2

Reconciliation to net sales:
Sales net at gate	$248.8	$259.3	$281.5
Freight in revenue	27.2	27.5	30.2
Hydrogen revenue	11.8	10.1	11.4
Other	1.4	1.8	0.6
Total net sales	$289.2	$298.7	$323.7

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Year Ended December 31,
	2015	2014	2013

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$27.8	$26.9	$25.3
Depreciation and amortization excluded from cost of product sold	0.6	0.4	0.3
	$28.4	$27.3	$25.6

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

	Year Ended December 31,
	2015	2014	2013

	(in millions)
Direct operating expenses	$0.1	$—	$0.1
Selling, general and administrative expenses	1.0	1.4	2.1
Total	$1.1	$1.4	$2.2

(3)	Amounts are shown exclusive of major scheduled turnaround expenses that are separately disclosed.

(4)
On August 9, 2015, CVR Partners entered into an Agreement and Plan of Merger with Rentech Nitrogen and Rentech Nitrogen GP with Rentech Nitrogen and Rentech Nitrogen GP continuing as surviving entities and wholly-owned subsidiaries of CVR Partners. The Partnership incurred approximately $2.3 million of legal and other professional fees and other merger-related expenses, as discussed above in "Pending Mergers", which are included in selling, general and administrative expenses for the year ended December 31, 2015.

(5)	EBITDA is defined as net income before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the pending Rentech Nitrogen mergers.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the pending Rentech Nitrogen mergers, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed herein, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed herein, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of our Net Income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended December 31,	Year Ended December 31,
	2015	2015	2014	2013

	(in millions)
Net income	$18.7	$62.0	$76.1	$118.6
Add:
Interest expense and other financing costs, net	1.8	7.0	6.7	6.3
Income tax expense (benefit)	—	—	—	0.1
Depreciation and amortization	7.2	28.4	27.3	25.6
EBITDA	$27.7	$97.4	$110.1	$150.6
Add:
Major scheduled turnaround expenses	—	7.0	—	—
Share-based compensation, non-cash	—	0.1	0.2	2.2
Expenses associated with the Rentech Nitrogen mergers	0.8	2.3	—	—
Adjusted EBITDA	$28.5	$106.8	$110.3	$152.8

(6)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the twelve months ended 2015, 2014 and 2013, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and transaction expenses associated with the Rentech Nitrogen mergers, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner, subject to the limitations in accordance with the Merger Agreement as discussed below. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of the available cash for distribution for the three months ended December 31, 2015 and the years ended December 31, 2015, 2014, and 2013 is as follows:

	Three Months Ended December 31,	Year Ended December 31,
	2015	2015	2014	2013

	(in millions, except units and per unit data)
Reconciliation of Adjusted EBITDA to Available cash for distribution:
Adjusted EBITDA	$28.5	$106.8	$110.3	$152.8
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.5)	(6.0)	(5.8)	(5.4)
Maintenance capital expenditures	(2.3)	(9.6)	(4.7)	(3.5)
Major scheduled turnaround expenses	—	(7.0)	—	—
Cash reserves for future turnaround expenses	(0.9)	(7.9)	—	—
Cash reserves for future operating needs	—	—	—	(2.2)
Operating cash replenishment	(3.0)	—	—	—
Expenses associated with the Rentech Nitrogen mergers	(0.8)	(2.3)	—	—
Plus:
Release of cash reserves established for turnaround expenses	—	7.0	—	—
Release of previously established cash reserves	—	—	2.2	2.5
Other non-cash adjustments	—	—	—	1.0
Available cash for distribution	$20.0	$81.0	$102.0	$145.2
Available cash for distribution, per common unit	$0.27	$1.11	$1.39	$1.98
Common units outstanding (in thousands)	73,128	73,128	73,123	73,113

The following tables show selected information about key operating statistics and market indicators for our business:

	Year Ended December 31,
Key Operating Statistics:	2015	2014	2013
Production volume (thousand tons):
Ammonia (gross produced) (1)	385.4	388.9	402.0
Ammonia (net available for sale) (1) (2)	37.3	28.3	37.9
UAN	928.6	963.7	930.6
Pet coke consumed (thousand tons)	469.9	489.7	487.0
Pet coke consumed (cost per ton) (3)	$25	$28	$30
Sales (thousand tons):
Ammonia	32.3	24.4	40.5
UAN	939.5	951.0	904.6
Product pricing at gate (dollars per ton) (4):
Ammonia	$521	$518	$643
UAN	$247	$259	$282
On-stream factors (5):
Gasification	90.2%	96.8%	95.6%
Ammonia	87.5%	92.6%	94.4%
UAN	87.3%	92.0%	91.9%

	Year Ended December 31,
Market Indicators:	2015	2014	2013
Natural gas NYMEX (dollars per MMbtu)	$2.63	$4.26	$3.73
Ammonia – Southern Plains (dollars per ton)	$510	$539	$581
UAN – Corn belt (dollars per ton)	$284	$314	$337
_______________________________________

(1)
Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent the ammonia available for sale that was not upgraded into UAN.

(2)
In addition to the produced ammonia, the Partnership acquired approximately 29.3 thousand, 33.6 thousand and 17.3 thousand tons of ammonia during the years ended December 31, 2015, 2014 and 2013, respectively.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $19, $24 and $27 for the years ended December 31, 2015, 2014 and 2013, respectively. Third-party pet coke prices averaged $40, $41 and $40 for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.
Excluding the impact of the full facility turnaround and the Linde air separation unit outages, the on-stream factors for the year ended December 31, 2015 would have been 99.9% for gasification, 97.7% for ammonia and 97.6% for UAN. Excluding the impact of the downtime associated with the installation of the waste heat boiler, the pressure swing adsorption unit upgrade and the Linde air separation unit maintenance, the on-stream factors for the year ended December 31, 2014 would have been 98.2% for gasification, 94.3% for ammonia and 93.7% for UAN. Excluding the impact of the planned downtime associated with the replacement of the damaged catalyst, the unplanned Linde air separation unit outages, the UAN expansion coming online and the unplanned downtime associated with weather issues, the on-stream factors for the year ended December 31, 2013 would have been 99.5% for gasification, 98.9% for ammonia and 98.0% for UAN.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Net Sales.    Net sales were $289.2 million for the year ended December 31, 2015, compared to $298.7 million for the year ended December 31, 2014. The net sales decrease of $9.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily the result of lower UAN sales prices ($11.6 million), lower UAN sales volumes ($3.3 million), and lower hydrogen sales prices ($0.3 million), partially offset by higher ammonia sales volumes ($4.2 million) and higher hydrogen sales volumes ($2.0 million). For the year ended December 31, 2015, UAN, ammonia and hydrogen made up $258.8 million, $17.2 million, and $11.8 million of our net sales, respectively. This compared to UAN, ammonia and hydrogen net sales of $273.7 million, $13.1 million and $10.1 million, respectively, for the year ended December 31, 2014. The following table demonstrates the impact of changes in sales volumes and sales price for UAN, ammonia and hydrogen for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	Year Ended December 31, 2015			Year Ended December 31, 2014			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

									(in millions)
UAN	939,547	$275	$258.8	951,043	$288	$273.7	(11,496)	$(14.9)	$(11.6)	$(3.3)
Ammonia	32,326	$533	$17.2	24,378	$536	$13.1	7,948	$4.1	$(0.1)	$4.2
Hydrogen	1,196,320	$10	$11.8	996,516	$10	$10.1	199,804	$1.7	$(0.3)	$2.0
_______________________________________

(1)	UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges. Hydrogen is reflected as $ per MSCF.

(3)	Sales dollars in millions.
For the year ended December 31, 2015 compared to the year ended December 31, 2014, our nitrogen fertilizer operations experienced a decrease of 1.2% in UAN sales unit volumes and an increase of 32.6% in ammonia sales unit volumes. The decrease in UAN sales volumes for the year ended December 31, 2015 compared to the year ended December 31, 2014 was partially attributable to the 2015 turnaround and the Linde air separation unit related outages. The increase in ammonia sales for the year ended December 31, 2015 compared to the year ended December 31, 2014 was partially attributable to higher customer demand for the year ended December 31, 2015 compared to the year ended December 31, 2014. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 90.2%, 87.5% and 87.3%, respectively, for the year ended December 31, 2015. On-stream factors for the gasification, ammonia and UAN units were 96.8%, 92.6% and 92.0%, respectively, for the year ended December 31, 2014.
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate for UAN decreased approximately 4.6% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Product pricing at gate for ammonia increased approximately 0.6% for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Cost of Product Sold (Exclusive of Depreciation and Amortization).   Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expenses, purchased ammonia and purchased hydrogen. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2015 was $65.2 million, compared to $72.0 million for the year ended December 31, 2014. The $6.8 million decrease resulted from $4.1 million in lower costs from transactions with affiliates and a decrease in costs from transactions with third parties of $2.7 million. The lower affiliate costs incurred during the year ended December 31, 2015 were primarily the result of lower consumption of CVR Refining pet coke mostly due to price and also due to the decrease in production during the turnaround and the Linde air separation unit related downtime. The lower third-party costs incurred during the year ended December 31, 2015 was primarily the result of decreased distribution costs, freight expenses and purchased ammonia, partially offset by higher expenses associated with third-party coke expenses and other product costs. The lower distribution costs is due to a smaller portion of our fleet due for regulatory inspections and related repairs during the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2015 were $106.1 million, as compared to $98.9 million for the year ended December 31, 2014. The total increase of $7.2 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was comprised of a $6.1 million increase in costs from transactions with third parties and a $1.1 million increase in direct operating costs from affiliates. The increase in costs from transactions with third parties resulted primarily from higher turnaround expenses ($7.0 million), personnel ($2.9 million), repairs and maintenance other than turnaround expenses ($2.2 million), and other less significant increases, partially offset by lower utilities, net ($2.3 million), refractory brick amortization ($2.2 million) and outside services ($1.8 million). The increase in personnel costs is partially attributable to the increased efforts required to complete activities during downtime. The increase in repairs and maintenance is due to the Partnership being able to perform an increased amount of normal repairs and maintenance during the downtime. The lower utilities, net are primarily due to lower usage during the turnaround and the Linde outages.
Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf, and such costs are recorded as expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $20.8 million for the year ended December 31, 2015, as compared to $17.7 million for the year ended December 31, 2014. The increase of $3.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was the result of an increase in costs from transactions with affiliates ($0.6 million) coupled with an increase in costs from transactions with third parties ($2.5 million). The overall variance was primarily the result of an increase in legal expenses and other outside services due to the Rentech Nitrogen pending mergers ($2.3 million) and an increase in personnel services ($0.7 million) primarily due to increased share based compensation and incentive awards during the year ended December 31, 2015.
Net Income.    For the year ended December 31, 2015, net income was $62.0 million, as compared to $76.1 million of net income for the year ended December 31, 2014, a decrease of $14.1 million. The decrease in net income was primarily due to the factors noted above.
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

	Year Ended December 31, 2014			Year Ended December 31, 2013			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

									(in millions)
UAN	951,043	$288	$273.7	904,596	$315	$284.9	46,447	$(11.2)	$(25.8)	$14.6
Ammonia	24,378	$536	$13.1	40,535	$660	$26.8	(16,157)	$(13.7)	$(3.0)	$(10.7)
Hydrogen	996,516	$10	$10.1	1,165,300	$10	$11.4	(168,784)	$(1.3)	$0.3	$(1.6)
_______________________________________

(1)	UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2)	Includes freight charges. Hydrogen is reflected as $ per MSCF.

(3)	Sales dollars in millions.
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
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate prices for UAN decreased approximately 8.2% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Product pricing at gate for ammonia decreased approximately 19.4% for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Cost of Product Sold (Exclusive of Depreciation and Amortization).    Cost of product sold (exclusive of depreciation and amortization) includes cost of freight and distribution expenses, pet coke expenses, purchased ammonia, and purchased hydrogen. Cost of product sold excluding depreciation and amortization for the year ended December 31, 2014 was $72.0 million, compared to $58.1 million for the year ended December 31, 2013. The $13.9 million increase resulted from $15.3 million in higher costs from transactions with third parties, which is offset by lower costs from transactions with affiliates of $1.4 million. The higher third-party costs incurred during the year ended December 31, 2014 were primarily the result of increased distribution costs ($10.5 million) mostly due to the increase in railcar regulatory inspections and repairs as well as increased ammonia purchases ($6.5 million), partially offset by lower freight and pet coke expenses. The increase in railcar regulatory inspections and repairs is related to a larger portion of our fleet due for regulatory inspections and related repairs during the year ended December 31, 2014 as compared to the prior year.
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
Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization).    Selling, general and administrative expenses include the direct expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the services agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf, and such costs are recorded as expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $17.7 million for the year ended December 31, 2014, as compared to $21.0 million for the year ended December 31, 2013. The decrease of $3.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was the result of a decrease in costs from transactions with affiliates ($2.6 million) coupled with a decrease in costs from transactions with third parties ($0.7 million). The overall variance was primarily the result of a decrease in reimbursements to our general partner ($1.7 million), a decrease in outside services ($1.2 million) and a decrease in share-based compensation ($1.0 million), partially offset by increases in expenses related to personnel costs ($0.4 million), exclusive of share-based compensation.
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
We expect to assume additional indebtedness, some of which or all that will require short-term repayment, in connection with consummating the mergers as discussed below under "Merger-Related Financing Arrangements."

As discussed in Note 9 ("Credit Facility") to Part II, Item 8 of this Report, the Partnership's credit facility matures in April 2016. On February 9, 2016, Coffeyville Resources, LLC ("CRLLC") and the Partnership entered into a guaranty, pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the credit facility. See Note 9 ("Credit Facility") to Part II, Item 8 of this Report for discussion of the guaranty. The principal portion of the existing term loan facility is presented as long-term debt on the Consolidated Balance Sheet as of December 31, 2015 as the Partnership has the intent and ability to refinance the obligation on a long-term basis.
We are considering various capital structure and refinancing options in regard to the credit facility and in contemplation of the Rentech Nitrogen mergers as discussed in "Pending Mergers". We anticipate these options will be adequate to fund the cash requirements of the maturing credit facility and the pending mergers.
We believe that our cash from operations, cash on hand and available borrowings under our revolving credit facility, together with the options management is considering as discussed above, will be adequate to satisfy anticipated commitments and planned capital expenditures for at least the next twelve months, including commitments and expenditures associated with the consummation of the mergers. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and to secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors outside of our control.
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
Cash Balance and Other Liquidity
As of December 31, 2015, we had cash and cash equivalents of $50.0 million, including $3.1 million of customer advances. As of December 31, 2014, we had $53.3 million in a money market account, which was classified as cash and cash equivalents on the Consolidated Balance Sheet. During 2015, the balance of the money market account was transferred to our operating cash account. The working capital at December 31, 2015 was $72.9 million, consisting of $98.8 million in current assets and $25.9 million in current liabilities. Working capital at December 31, 2014 was $89.9 million, consisting of $129.6 million in current assets and $39.7 million in current liabilities. As of February 16, 2016, we had cash and cash equivalents of approximately $67.0 million.
Credit Facility
On April 13, 2011 in conjunction with the completion of our Initial Public Offering, we entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent. The credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. There is no scheduled amortization and the credit facility matures in April 2016, as discussed above. The principal portion of the existing term loan facility is presented as long-term debt on the Consolidated Balance Sheet as of December 31, 2015 as the Partnership has the intent and ability to refinance the obligation on a long-term basis. The credit facility is available to finance on-going working capital, capital projects, letter of credit issuances and general needs of the Partnership.
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
As of December 31, 2015, no amounts were drawn under the $25.0 million revolving credit facility.
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
As of December 31, 2015, we were in compliance with the covenants under the credit facility.
Merger-Related Financing Arrangements
Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the "commitment letter") with Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set forth in the commitment letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available to solely fund the repayment of all of the loans outstanding under Rentech Nitrogen’s existing $50.0 million credit facility with General Electric Capital Corporation, the cash consideration payable by us upon closing of the mergers and transaction related expenses. We are considering various capital structure and refinancing options as an alternative to this financing arrangement. We anticipate these options will be adequate to fund the cash requirements for consummating the mergers.

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
The new term loan facility would mature on the one year anniversary of the draw down under the facility. The term loan facility will bear interest at a rate of three-month LIBOR plus 3.0% per annum, calculated on the basis of the actual number of days elapsed over a 360-day year, and interest would be payable every three months.
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
We have determined that the two interest rate swap agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for the years ended December 31, 2015, 2014 and 2013 is $1.1 million, $1.1 million and $1.1 million, respectively, in interest expense. For the year ended December 31, 2015, the Partnership recorded a decrease in fair market value on the interest rate swaps of $0.1 million, which was unrealized, in accumulated other comprehensive income (loss). The combined fair market value of the interest rate swaps recorded in accrued expenses and other current liabilities on the Partnership's Consolidated Balance Sheets at December 31, 2015 is $0.1 million. This amount is unrealized and, therefore, included in accumulated other comprehensive income (loss).
Capital Spending
Our total capital expenditures for the year ended December 31, 2015 were $17.0 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Of the $17.0 million spent for the year ended December 31, 2015, $9.6 million was related to maintenance capital projects and the remainder was related to growth capital projects. For the year ended December 31, 2015, capital expenditures were the result of various individually less significant projects. Major scheduled turnaround expenses as discussed in "Major Influences on Results on Operations" are expensed when incurred.
Our growth strategy includes expanding production of UAN and acquiring additional infrastructure and production assets. We completed a significant two-year plant expansion in 2013 designed to increase our UAN production capacity by 400,000 tons, or approximately 50% per year. Total capital expenditures associated with the UAN expansion were approximately $130.0 million, excluding capitalized interest.

During the year ended December 31, 2014, we spent approximately $16.4 million on growth projects. Included in this amount was approximately $7.8 million for the purchase of railcars as disclosed in Note 14 ("Related Party Transactions") to Part II, Item 8 of this Report and $3.2 million for the upgraded pressure swing adsorption unit ("PSA") as discussed in Major Influences on Results of Operations, with the remaining expenditures for other growth projects. Total capital expenditures for the purchased railcars was $8.7 million, which includes the $7.8 million spent during the year ended December 31, 2014 and an additional $0.9 million for costs to bring the purchased railcars to the condition and location necessary for its intended use during the year ended December 31, 2015. Total capital expenditures for the upgraded PSA unit was $4.2 million, which includes $0.5 million, $3.2 million and $0.5 million spent during the years ended December 31, 2015, 2014 and 2013, respectively.
Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Our current estimates for 2016 may change as a result of unforeseen circumstances and a change in our plans. These estimates may be revised from time to time or amounts may not be spent in the manner discussed herein. Our maintenance capital expenditures are expected to be approximately $7.0 to $10.0 million for the year ending December 31, 2016. Planned capital expenditures for 2016 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer plant.
2015 Turnaround
During the third quarter of 2015, the nitrogen fertilizer facility completed a major scheduled turnaround and the gasification, ammonia and UAN units were down for between 17 to 20 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $7.0 million, associated with the 2015 turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statement of Operations for the year ended December 31, 2015.
Distributions to Unitholders
The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. The merger agreement includes certain limitations on cash distributions. These limitations and our policy is disclosed in Note 6 ("Partners’ Capital and Partnership Distributions") to Part II, Item 8 of this Report. The following is a summary of cash distributions paid to unitholders during 2015 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.0	$17.5	$15.2	$—	$48.7
Amounts paid to public unitholders	14.0	15.4	13.3	—	42.7
Total amount paid	$30.0	$32.9	$28.5	$—	$91.4
Per common unit	$0.41	$0.45	$0.39	$—	$1.25
Common units outstanding (in thousands)	73,123	73,123	73,123	73,123
On February 17, 2016, the Board of Directors of the general partner of the Partnership declared a cash distribution for the fourth quarter of 2015 in the amount of $0.27 per common unit, or $19.7 million in aggregate. The cash distribution will be paid on March 7, 2016 to the Partnership's unitholders of record at the close of business on February 29, 2016. Total cash distributions paid and to be paid based upon available cash for 2015 were $1.11 per common unit.

Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
	2015	2014	2013

	(in millions)
Net cash flow provided by (used in):
Operating activities	$78.4	$118.9	$129.0
Investing activities	(16.9)	(21.0)	(43.7)
Financing activities	(91.4)	(103.1)	(128.0)
Net decrease in cash and cash equivalents	$(29.9)	$(5.2)	$(42.7)
Cash Flows Provided by Operating Activities
For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.
Net cash flows provided by operating activities for the year ended December 31, 2015 were $78.4 million. Fluctuations in trade working capital decreased our operating cash flow by $3.6 million due to an increase in inventory of $1.9 million, a decrease in accounts payable of $1.6 million and an increase in accounts receivable of approximately $0.1 million. Fluctuations in other working capital of $11.5 million decreased our operating cash flow and were due to a decrease in deferred revenue of $10.5 million, a decrease to accrued expenses and other current liabilities of $3.2 million, partially offset by a decrease to prepaid expenses and other current assets of approximately $2.2 million. The decrease in deferred revenue was primarily attributable to lower market demand for prepaid contracts for the year ended December 31, 2015. The decrease in accrued expenses and other current liabilities was primarily attributable to decreases in balances related to accrued railcar regulatory inspections of $2.6 million due to a larger portion of our fleet due for regulatory inspections and repairs during 2014. The decrease in prepaid expenses was primarily attributable to a decrease in intercompany amounts due from Coffeyville Resources Refining and Marketing, LLC ("CRRM"), a wholly-owned subsidiary of CVR Refining, that include the transfer of hydrogen, the timing of insurance payments and other less significant changes.
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

Cash Flows Used In Investing Activities
Net cash flows used in investing activities for the years ended December 31, 2015, 2014 and 2013 were $16.9 million, $21.0 million and $43.7 million, respectively, and were primarily the result of capital expenditures. For the year ended December 31, 2015, capital expenditures were the result of various individually less significant projects. For the year ended December 31, 2014, the capital expenditures primarily related to the purchase of railcars, maintenance capital projects and the upgraded PSA unit of approximately $7.8 million, $4.7 million and $3.2 million, respectively. The capital expenditures for the year ended December 31, 2013, primarily related to the UAN expansion that contributed approximately $24.3 million in capital expenditures during the period.
Cash Flows Used In Financing Activities
Net cash flows used in financing activities for the years ended December 31, 2015, 2014 and 2013 were $91.4 million, $103.1 million and $128.0 million, respectively. The net cash used in financing activities for the years ended December 31, 2015, 2014, and 2013 were primarily attributable to quarterly cash distributions of $91.4 million, $103.1 million and $127.5 million, respectively.

Capital and Commercial Commitments
We are required to make payments relating to various types of obligations. See Note 13 ("Commitments and Contingencies") in Part II, Item 8 of this Report for more information. The following table summarizes our minimum payments as of December 31, 2015 relating to long-term debt, operating leases, unconditional purchase obligations with third parties and affiliates and interest payments for the five years ending December 31, 2020 and thereafter.
Contractual Obligations

	Payments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter

	(in millions)
Long-term debt (1)	$125.0	$125.0	$—	$—	$—	$—	$—
Operating leases (2)	16.3	4.9	3.3	2.5	1.9	1.4	2.3
Unconditional purchase obligations with third parties (3)	33.0	12.2	6.7	5.3	4.9	1.7	2.2
Unconditional purchase obligations with affiliates (4)	94.1	8.0	8.3	8.3	6.9	7.7	54.9
Interest payments (5)	1.4	1.4	—	—	—	—	—
Total	$269.8	$151.5	$18.3	$16.1	$13.7	$10.8	$59.4
_______________________________________

(1)
The credit facility included a $125.0 million term loan and a $25.0 million revolving credit facility. As of December 31, 2015, no amounts were outstanding under the revolving credit facility. The credit facility matures in April 2016. The Partnership was provided a guaranty by Coffeyville Resources, LLC ("CRLLC"), pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the Partnership's credit facility until such time that the Partnership obtains long-term third-party financing.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)	The amounts include commitments under a product supply agreement with Linde that expires in 2020 and a pet coke supply agreement with HollyFrontier Corporation that expires in December 2016.

(4)
The amounts include commitments under our long-term pet coke supply agreement with CRRM, having an initial term that ends in 2027, subject to renewal. The Partnership’s purchase obligations for pet coke from CRRM have been derived from a calculation of the average pet coke price paid to CRRM over the preceding two year period.

(5)	Interest payments are based on the then current interest rate on December 31, 2015.
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
Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facility or any replacement credit facility, in an amount sufficient to enable us to make quarterly distributions, finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs. See "Liquidity and Capital Resources" above for further discussion.

Off-Balance Sheet Arrangements
We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.
Recently Issued Accounting Standards
Refer to Note 2 ("Summary of Significant Accounting Policies") to Part II, Item 8 of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited consolidated financial statements included elsewhere in this Report. Our critical accounting policies, which are described below, could materially affect the amounts recorded in our consolidated financial statements.
Long-Lived Assets
We calculate depreciation and amortization on a straight-line basis over the estimated useful lives of the various classes of depreciable assets. When assets are placed in service, we estimate what we believe are their reasonable useful lives. We account for impairment of long-lived assets in accordance with Accounting Standards Codification ("ASC") ASC Topic 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets ("ASC 360"). In accordance with ASC 360, the Partnership reviews long-lived assets (excluding goodwill and intangible assets with indefinite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell. No impairment charges were recognized for any of the periods presented.
Goodwill
To comply with ASC 350, Intangibles — Goodwill and Other ("ASC 350"), we perform a test for goodwill impairment annually, or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed as of November 1 of each year. In accordance with ASC 350, the Partnership may elect to perform a qualitative assessment to determine whether the two-step quantitative impairment test is required. If the Partnership elects to perform a qualitative assessment, the two-step impairment test is required only if the Partnership concludes that is more likely than not that the reporting unit's fair value is less than its carrying amount. For the years ending December 31, 2015 and 2014, the Partnership elected to perform a qualitative assessment.
We began the qualitative assessment by analyzing the key drivers and other external factors that impact our business in order to determine if any significant events, transactions or other factors had occurred or are expected to occur that would impair our earnings or competitiveness therefore impairing the fair value of the Partnership. After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the Partnership was less than the carrying value, and so it was not necessary to perform the two-step valuation. The key drivers that were considered in the evaluation of the Partnership's fair value included:

•	general economic conditions,

•	fertilizer pricing,

•	input costs,

•	liquidity and capital resources, and

•	customer outlook.
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
Allocation of Costs
Our consolidated financial statements include an allocation of costs that have been incurred by CVR Energy or CRLLC on our behalf. The allocation of such costs is governed by the services agreement entered into by CVR Energy and us and affiliated companies in October 2007 and subsequently amended. The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on our behalf. Such expenses incurred include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services.
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
Share-Based Compensation
The Partnership records share-based compensation related to the CVR Partners, LP Long Term Incentive Plan, and we have been allocated share-based compensation expense from CVR Energy and CRLLC. The Partnership accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures on April 13, 2016, as discussed further in Note 9 ("Credit Facility") to Part II, Item 8 of this Report. The aggregate notional amount covered under these interest rate swap agreements, which commenced on August 12, 2011 and expired on February 12, 2016, totals $62.5 million (split evenly between the two agreements). The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility.
As of December 31, 2015 and prior to the expiration of the interest rate swaps on February 12, 2016, the Partnership had exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. A 1% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would have increased interest cost to the Partnership by approximately $625,000 on an annualized basis, thus decreasing net income by the same amount.
Subsequent to the expiration of the interest rate swaps on February 12, 2016, the Partnership has exposure to interest rate risk on 100% of its $125.0 million floating rate debt. A 1% increase over the Eurodollar floor spread of 3.5%, as specified in the credit agreement, would increase interest cost to the Partnership by approximately $1,250,000 on an annualized basis, thus decreasing net income by the same amount.
The credit facility expires on April 13, 2016. The Partnership is considering capital structure and refinancing options associated with the credit facility maturity.
Our credit facility is discussed in Note 9 ("Credit Facility") and our interest rate swap agreements are discussed in Note 10 ("Interest Rate Swap Agreements") to Part II, Item 8 of this Report.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVR Partners, LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 18, 2016

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$49,967	$79,914
Accounts receivable, net of allowance for doubtful accounts of $27 and $34, at December 31, 2015 and 2014, respectively	7,187	7,136
Inventories	37,529	35,614
Prepaid expenses and other current assets, including $883 and $1,848 from affiliates at December 31, 2015 and 2014, respectively	4,089	6,914
Total current assets	98,772	129,578
Property, plant, and equipment, net of accumulated depreciation	393,133	404,934
Goodwill	40,969	40,969
Other long-term assets, including $777 and $957 with affiliates at December 31, 2015 and 2014, respectively	3,608	3,358
Total assets	$536,482	$578,839
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $1,940 and $2,279 due to affiliates at December 31, 2015 and 2014, respectively	$11,103	$12,747
Personnel accruals, including $1,974 and $1,129 with affiliates at December 31, 2015 and 2014, respectively	5,999	3,785
Deferred revenue	3,129	13,613
Accrued expenses and other current liabilities, including $2,334 and $2,094 with affiliates at December 31, 2015 and 2014, respectively	5,683	9,562
Total current liabilities	25,914	39,707
Long-term liabilities:
Long-term debt, net of current portion	125,000	125,000
Other long-term liabilities	16	201
Total long-term liabilities	125,016	125,201
Commitments and contingencies
Partners' capital:
Common unitholders, 73,128,269 and 73,122,997 units issued and outstanding at December 31, 2015 and 2014, respectively	385,670	414,968
General partner interest	1	1
Accumulated other comprehensive loss	(119)	(1,038)
Total partners' capital	385,552	413,931
Total liabilities and partners' capital	$536,482	$578,839
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013

	(in thousands, except per unit data)
Net sales	$289,194	$298,665	$323,672
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) - Affiliates	6,701	9,424	10,791
Cost of product sold (exclusive of depreciation and amortization) - Third parties	58,488	62,528	47,284
	65,189	71,952	58,075
Direct operating expenses (exclusive of depreciation and amortization) - Affiliates	4,093	3,024	4,072
Direct operating expenses (exclusive of depreciation and amortization) - Third parties	101,963	95,934	90,020
	106,056	98,958	94,092
Selling, general and administrative expenses (exclusive of depreciation and amortization) - Affiliates	13,961	13,411	16,118
Selling, general and administrative expenses (exclusive of depreciation and amortization) - Third parties	6,807	4,292	4,958
	20,768	17,703	21,076
Depreciation and amortization	28,452	27,249	25,578
Total operating costs and expenses	220,465	215,862	198,821
Operating income	68,729	82,803	124,851
Other income (expense):
Interest expense and other financing costs	(6,880)	(6,783)	(6,294)
Interest income	40	30	74
Other income, net	164	71	93
Total other income (expense)	(6,676)	(6,682)	(6,127)
Income before income tax expense (benefit)	62,053	76,121	118,724
Income tax expense (benefit)	11	(28)	108
Net income	$62,042	$76,149	$118,616

Net income per common unit - basic	$0.85	$1.04	$1.62
Net income per common unit - diluted	$0.85	$1.04	$1.62
Weighted-average common units outstanding:
Basic	73,123	73,115	73,072
Diluted	73,131	73,139	73,228
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Net income	$62,042	$76,149	$118,616
Other comprehensive income (loss):
Change in fair value of interest rate swaps	(137)	(229)	(211)
Net loss reclassified into income on settlement of interest rate swaps	1,056	1,090	1,063
Other comprehensive income	919	861	852
Total comprehensive income	$62,961	$77,010	$119,468

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Common Units
	Issued	Amount	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total

	(in thousands, except unit data)
Balance at December 31, 2012	73,065,143	$448,943	$1	$(2,751)	$446,193
Cash distributions to common unitholders – Affiliates	—	(77,539)	—	—	(77,539)
Cash distributions to common unitholders – Non-affiliates	—	(49,970)	—	—	(49,970)
Share-based compensation – Affiliates	—	2,254	—	—	2,254
Issuance of units under LTIP – Affiliates	74,251	—	—	—	—
Redemption of common units	(26,443)	(485)	—	—	(485)
Net income	—	118,616	—	—	118,616
Other comprehensive income	—	—	—	852	852
Balance at December 31, 2013	73,112,951	$441,819	$1	$(1,899)	$439,921
Cash distributions to common unitholders – Affiliates	—	(54,877)	—	—	(54,877)
Cash distributions to common unitholders – Non-affiliates	—	(48,213)	—	—	(48,213)
Share-based compensation – Affiliates	—	140	—	—	140
Issuance of units under LTIP – Affiliates	14,288	—	—	—	—
Redemption of common units	(4,242)	(50)	—	—	(50)
Net income	—	76,149	—	—	76,149
Other comprehensive income	—	—	—	861	861
Balance at December 31, 2014	73,122,997	$414,968	$1	$(1,038)	$413,931
Cash distributions to common unitholders – Affiliates	—	(48,650)	—	—	(48,650)
Cash distributions to common unitholders – Non-affiliates	—	(42,754)	—	—	(42,754)
Share-based compensation – Affiliates	—	83	—	—	83
Issuance of units under LTIP – Affiliates	7,707	—	—	—	—
Redemption of common units	(2,435)	(19)	—	—	(19)
Net income	—	62,042	—	—	62,042
Other comprehensive income	—	—	—	919	919
Balance at December 31, 2015	73,128,269	$385,670	$1	$(119)	$385,552
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Cash flows from operating activities:
Net income	$62,042	$76,149	$118,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,452	27,249	25,578
Allowance for doubtful accounts	(7)	(16)	(34)
Amortization of deferred financing costs	964	964	964
(Gain) loss on disposition of assets	38	218	(33)
Share-based compensation – Affiliates	1,990	1,628	2,254
Share-based compensation	357	157	573
Change in assets and liabilities:
Accounts receivable	(44)	429	(710)
Inventories	(1,915)	(2,550)	(4,115)
Prepaid expenses and other current assets	2,133	3,111	(7,587)
Other long-term assets	(301)	149	(361)
Accounts payable	(1,609)	(4,967)	(549)
Deferred revenue	(10,484)	12,917	(269)
Accrued expenses and other current liabilities	(3,193)	3,553	(5,095)
Other long-term liabilities	(2)	(113)	(223)
Net cash provided by operating activities	78,421	118,878	129,009
Cash flows from investing activities:
Capital expenditures	(17,023)	(21,076)	(43,754)
Proceeds from sale of assets	78	110	33
Net cash used in investing activities	(16,945)	(20,966)	(43,721)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(48,650)	(54,877)	(77,539)
Cash distribution to common unitholders – Non-affiliates	(42,754)	(48,213)	(49,970)
Redemption of common units	(19)	(50)	(485)
Net cash used in financing activities	(91,423)	(103,140)	(127,994)
Net decrease in cash and cash equivalents	(29,947)	(5,228)	(42,706)
Cash and cash equivalents, beginning of period	79,914	85,142	127,848
Cash and cash equivalents, end of period	$49,967	$79,914	$85,142
Supplemental disclosures:
Cash paid for income taxes, net	$35	$55	$71
Cash paid for interest, net of capitalized interest of $9, $85 and $597 in 2015, 2014 and 2013, respectively	$5,916	$5,819	$5,372
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$1,030	$1,066	$1,866
Change in accounts payable related to construction in progress additions	$(36)	$(800)	$(16,805)
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
Initial Public Offering of CVR Partners, LP Common Units
On April 13, 2011, CVR Partners completed its initial public offering (the "Initial Public Offering") of 22,080,000 common units priced at $16.00 per unit. The common units, which are listed on the New York Stock Exchange, began trading on April 8, 2011 under the symbol "UAN."
The net proceeds to CVR Partners from the Initial Public Offering were approximately $324.2 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the Initial Public Offering were used to make certain distributions, purchase (and subsequently extinguish) the incentive distribution rights owned by the Partnership's general partner, pay fees resulting from the credit facility, and the balance was used for or will be used for general partnership purposes, including the UAN expansion, and approximately $47.0 million which was used to fund profit and growth capital expenses in addition to the UAN expansion since the Initial Public Offering.
Immediately subsequent to the closing of the Initial Public Offering, common units held by public security holders represented approximately 30% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held common units approximating 70% of the Partnership's outstanding limited partner interests and 100% of the Partnership's general partner interest.
Secondary Offering of CVR Partners, LP Common Units
On May 28, 2013, CRLLC completed a registered public offering (the "Secondary Offering") whereby CRLLC sold 12,000,000 of the Partnership’s common units to the public at a price of $25.15 per unit. The net proceeds to CRLLC from the Secondary Offering were approximately $292.6 million, after deducting approximately $9.2 million in underwriting discounts and commissions. The Partnership did not receive any of the proceeds from the sale of common units by CRLLC. In connection with the Secondary Offering, the Partnership incurred approximately $0.5 million in offering costs during the year ended December 31, 2013.
Immediately subsequent to the closing of the Secondary Offering and as of December 31, 2015 and 2014, common units held by public security holders represented approximately 47% of the Partnership's outstanding limited partner interest and CRLLC held common units approximating 53% of the Partnership's outstanding limited partner interests and 100% of the Partnership's general partner interests. Immediately subsequent to the completion of the pending mergers, which are discussed in the "Pending Mergers" section below, the Partnership estimates that CRLLC will hold common units approximating 34% of the Partnership's outstanding limited partner interests and 100% of the Partnership's general partner interest.
CVR Energy Transaction Agreement
On April 18, 2012, CVR Energy entered into a Transaction Agreement (the "Transaction Agreement") with an affiliate of Icahn Enterprises L.P. ("IEP"). Pursuant to the Transaction Agreement, IEP's affiliate offered (the "Offer") to purchase all of the issued and outstanding shares of CVR Energy’s common stock. On May 7, 2012, IEP's affiliate announced that control of CVR Energy had been acquired through the Offer. As of December 31, 2015 and 2014, IEP and its affiliates owned approximately 82% of the outstanding shares of CVR Energy common stock.
Management and Operations
CVR GP, LLC ("CVR GP" or the "general partner") manages and operates the Partnership. Common unitholders have only

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.
The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. In October 2007, the Partnership's partners at that time entered into an amended and restated limited partnership agreement setting forth their various rights and responsibilities. The Partnership also entered into a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. Certain of these agreements, including the amended and restated limited partnership agreement, have subsequently been amended and/or restated. See Note 14 ("Related Party Transactions") for further discussion.
Pending Mergers
On August 9, 2015, CVR Partners, including its two newly-created direct wholly-owned subsidiaries Lux Merger Sub 1 LLC ("Merger Sub 1") and Lux Merger Sub 2 LLC ("Merger Sub 2"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Rentech Nitrogen Partners, L.P., a publicly traded partnership whose common units are listed on the New York Stock Exchange under the ticker symbol "RNF" ("Rentech Nitrogen"), and Rentech Nitrogen GP, LLC ("Rentech Nitrogen GP"), pursuant to which CVR Partners will acquire Rentech Nitrogen and Rentech Nitrogen GP. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub 1 will be merged with and into Rentech Nitrogen GP, with Rentech Nitrogen GP continuing as the surviving entity and a wholly-owned subsidiary of CVR Partners, and Merger Sub 2 will be merged with and into Rentech Nitrogen, with Rentech Nitrogen continuing as the surviving entity and a wholly-owned subsidiary of CVR Partners (together, the "mergers").
Under the terms of the Merger Agreement, holders of common units representing limited partner interests in Rentech Nitrogen ("Rentech Nitrogen common units") eligible to receive consideration will receive 1.04 common units (the "unit consideration") representing limited partner interests in CVR Partners ("CVR Partners common units") and $2.57 in cash, without interest, (the "cash consideration" and together with the unit consideration, the "merger consideration") for each Rentech Nitrogen common unit. Phantom units granted and outstanding under Rentech Nitrogen’s equity plans and held by an employee who will continue in the employment of a CVR Partners-affiliated entity upon closing of the mergers will be canceled and replaced with new incentive awards of substantially equivalent value and on similar terms. Each phantom unit granted and outstanding and held by (i) an employee who will not continue in employment of a CVR Partners-affiliated entity, or (ii) a director of Rentech Nitrogen GP will, upon closing of the mergers, vest in full and be entitled to receive the merger consideration. The unit consideration is fixed, and the number of units included in the merger consideration will not be adjusted to reflect changes in the price of Rentech Nitrogen common units or CVR Partners common units. CVR Partners is expected to issue approximately 40.7 million CVR Partners common units to former Rentech Nitrogen common unitholders pursuant to the mergers.
Rentech Nitrogen owns and operates two fertilizer facilities. The facility located in East Dubuque, Illinois produces primarily ammonia and UAN using natural gas as the facility's primary feedstock. The facility located in Pasadena, Texas (the "Pasadena facility") produces ammonium sulfate, ammonium thiosulfate and sulfuric acid, using ammonia and sulfur as the facility's primary feedstocks. Rentech Nitrogen is required to sell or spin off its Pasadena facility as a condition to closing of the mergers (unless waived), and Rentech Nitrogen common unitholders may receive additional consideration for the Pasadena facility in the event such a sale or spin-off is consummated.
The completion of the mergers is subject to satisfaction or waiver of closing conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the outstanding Rentech Nitrogen common units, (ii) the effectiveness of a registration statement on Form S-4, (iii) the approval for listing of the CVR Partners common units issuable as part of the merger consideration on the New York Stock Exchange, (iv) the sale or spin-off by Rentech Nitrogen of Rentech Nitrogen’s Pasadena facility on terms specified in the Merger Agreement, (v) the absence of certain events of default under the indenture governing Rentech Nitrogen’s 6.5% Second Lien Senior Secured Notes due 2021 and (vi) other customary conditions. On February 15, 2016, the Merger Agreement was adopted by holders of a majority of the outstanding Rentech Nitrogen common units. On January 14, 2016, CVR Partners registration statement on Form S-4 with the Securities and Exchange Commission ("SEC") to register the CVR Partners common units issuable as part of the merger consideration was declared effective.
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
Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the "commitment letter") with CRLLC, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set forth in the commitment letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available solely to fund the repayment of all of the loans outstanding under Rentech Nitrogen’s existing $50.0 million credit facility with General Electric Capital Corporation, the cash consideration and expenses associated with the mergers. The term loan facility will bear interest at a rate of three-month LIBOR plus 3.0% per annum. Calculation of interest shall be on the basis of the actual number of days elapsed over a 360-day year. Such term loan, if drawn, would have a one year term.
The Partnership incurred $2.3 million of legal and other professional fees and other merger related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization) for the year ended December 31, 2015.
See Note 13 ("Commitments and Contingencies") for discussion of litigation related to the pending mergers.
(2) Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying Partnership consolidated financial statements include the accounts of CVR Partners and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Partnership considers all highly liquid money market accounts with original maturities of three months or less to be cash equivalents. Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2015 and 2014 was $1.9 million and $2.0 million, respectively.
Accounts Receivable, net
CVR Partners grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Partners determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Partners, and the condition of the general economy and the industry as a whole. CVR Partners writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2015 and 2014, one customer represented approximately 14% and 28% of the total accounts receivable balance (excluding accounts receivable with affiliates, when applicable), respectively.
Inventories
Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or market. Inventories also include raw materials, precious metals, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or market. The cost of inventories includes inbound freight costs.

CVR PARTNERS, LP AND SUBSIDIARIES
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

Asset	Range of Useful Lives, in Years
Improvements to land	30
Buildings	30
Machinery and equipment	5 to 30
Automotive equipment	5
Furniture and fixtures	3 to 7
Railcars	25 to 30
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
Deferred Financing Costs
The lender and other third-party costs associated with debt issuances are deferred and amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Deferred financing costs related to the Partnership's revolving credit facility are amortized using the straight-line method through the termination date of the facility.
Planned Major Maintenance Costs
The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. During the third quarter of 2015, the nitrogen fertilizer facility completed a major scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $7.0 million associated with the 2015 turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the year ended December 31, 2015.
Cost Classifications
Cost of product sold (exclusive of depreciation and amortization) consist primarily of freight and distribution expenses, pet coke expenses, purchased ammonia and purchased hydrogen. Cost of product sold excluded depreciation and amortization of approximately $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 3 ("Share‑Based Compensation"). Direct operating expenses excluded depreciation

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and amortization of approximately $27.8 million, $26.8 million and $25.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate offices in Texas and Kansas. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 3 ("Share‑Based Compensation"). Depreciation and amortization excluded from selling, general and administrative expenses was nominal for the years ended December 31, 2015, 2014 and 2013.
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
Derivative Instruments and Fair Value of Financial Instruments
The Partnership uses forward swap contracts primarily to reduce the exposure to changes in interest rates on its debt and to provide a cash flow hedge. These derivative instruments have been designated as hedges for accounting purposes. Accordingly, these instruments are recorded at fair value in the Consolidated Balance Sheets at each reporting period end. The measurement

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the cash flow hedge ineffectiveness will be recognized in earnings, if applicable. The effective portion of the gain or loss on the swaps will be reported in accumulated other comprehensive income (loss) ("AOCI"), in accordance with ASC 815, Derivatives and Hedging. See Note 10 ("Interest Rate Swap Agreements") for further discussion.
Other financial instruments consisting of cash, accounts receivable, and accounts payable are carried at cost, which approximates fair value, as a result of the short-term nature of the instruments.
Share-Based Compensation
The Partnership has recorded share-based compensation related to the CVR Partners, LP Long Term Incentive Plan (the "CVR Partners LTIP") and has been allocated share-based compensation from CVR Energy and CRLLC. The Partnership accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. See Note 3 ("Share‑Based Compensation") for further discussion.
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
Use of Estimates
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.
Allocation of Costs
CVR Energy and its subsidiaries provide a variety of services to the Partnership, including cash management and financing services, employee benefits provided through CVR Energy's benefit plans, administrative services provided by CVR Energy's employees and management, insurance and office space leased in CVR Energy's headquarters building and other locations. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy on behalf of the Partnership. These amounts incurred by CVR Energy are then billed or allocated to the Partnership and are properly classified on the Consolidated Statements of Operations as either direct operating expenses (exclusive of depreciation and amortization) or as selling, general and administrative expenses (exclusive of depreciation and amortization). The billing and allocation of such costs are governed by the services agreement entered into between CVR Energy, Inc. and CVR Partners and affiliated companies in October 2007 and subsequently amended. The services agreement provides guidance for the treatment of certain general and administrative expenses and certain direct operating expenses incurred on the Partnership's behalf. Such expenses include, but are not limited to, salaries, benefits, share-based compensation expense, insurance, accounting, tax, legal and technology services. Costs which are specifically incurred on behalf of the Partnership are billed directly to the Partnership. See Note 14 ("Related Party Transactions") for a detailed discussion of the billing procedures and the basis for calculating the charges for specific products and services.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events
The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership's consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements. See Note 18 ("Subsequent Events") for discussion on cash distributions declared and other matters.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted. The Partnership expects that the adoption of ASU 2015-03 will result in a reclassification of certain debt issuance costs on the Consolidated Balance Sheets.
(3) Share‑Based Compensation
Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans in accordance with Staff Accounting Bulletin ("SAB") Topic 1-B, "Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity," and in accordance with guidance regarding the accounting for share-based compensation granted to employees of an equity method investee. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans as discussed below. Allocated expense amounts related to plans for which the Partnership is not responsible for payment are reflected as an increase or decrease to partners' capital.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan — CVR Energy
CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2015, only grants of restricted stock units and performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.
Restricted Stock Units
Through the CVR Energy LTIP, shares of restricted stock and restricted stock units (collectively "restricted shares") have been granted to employees of CVR Energy and CRNF. Restricted shares, when granted, were historically valued at the closing market price of CVR Energy's common stock on the date of issuance. These restricted shares are generally graded-vesting awards, which vest over a three-year period. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award.
The change of control and the Transaction Agreement discussed in Note 1 ("Formation of the Partnership, Organization and Nature of Business"), triggered a modification to outstanding awards under the CVR Energy LTIP converting the awards to restricted stock units whereby the recipient received the offer price of $30.00 per share in cash plus one contingent cash payment ("CCP") upon vesting. The CCPs expired on August 19, 2013. Restricted shares that vested in 2013, 2014 and 2015 were converted to restricted stock units whereby the awards will be settled in cash upon vesting in an amount equal to the lesser of the offer price or the fair market value of CVR Energy's common stock as determined at the most recent valuation date of December 31 of each year. The awards were remeasured at each subsequent reporting date until they vested.
In 2012 and subsequent periods, restricted stock units and dividend equivalent rights were granted to certain employees of CVR Energy and its subsidiaries. The awards vest over three years with one-third of the award vesting each year with the exception of awards granted to certain executive officers of CVR Energy that vested over one year. The award granted in December 2012 to Mr. Lipinski, CVR Energy's Chief Executive Officer and President, was canceled in 2013 in connection with the issuance of certain performance unit awards as discussed further below. Each restricted stock unit and dividend equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the fair market value of one share of CVR Energy’s common stock, plus (ii) the cash value of all dividends declared and paid per share of CVR Energy’s common stock from the grant date to and including the vesting date. The awards are remeasured at each subsequent reporting date until they vest.
At December 31, 2015, the total unrecognized compensation cost related to restricted stock units and associated dividend equivalent rights was nominal. Inclusion of a vesting table is not considered meaningful due to changes in allocation percentages that may occur from time to time. Total compensation expense recorded for the years ended December 31, 2015, 2014 and 2013, related to the restricted stock units, was approximately $0.1 million, $0.2 million and $1.8 million, respectively. The Partnership is not responsible for payment of CVR Energy restricted stock unit awards, and accordingly, the expenses recorded for the years ended December 31, 2015, 2014 and 2013 have been reflected as an increase to partners' capital.
Performance Unit Awards
In December 2013, CVR Energy entered into performance unit award agreements (the "2013 Performance Unit Awards Agreements") with Mr. Lipinski. Certain of the 2013 Performance Unit Awards Agreements were entered into in connection with the cancellation of Mr. Lipinski's December 2012 restricted stock unit award, as discussed above. In accordance with accounting guidance related to the modification of share-based and other compensatory award arrangements, CVR Energy concluded that the cancellation and concurrent issuance of the performance awards created a substantive service period from the original grant date of the December 2012 restricted stock unit award through December 31, 2014, the end of the performance period for the related performance awards. Compensation cost for these awards was recognized over the substantive service period. Compensation expense recorded for the years ended December 31, 2014 and 2013 related to the performance unit awards was $0.7 million and $0.4 million, respectively. The Partnership was responsible for reimbursing CVR Energy for its allocated portion of the performance unit awards.

The Partnership reimbursed CVR Energy approximately $0.8 million for its allocated portion of the performance unit award during 2014. As of December 31, 2014, the Partnership had a liability of $0.3 million recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet for final vested and unreimbursed 2013 Performance Unit Awards, which was paid in the first quarter of 2015.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with Mr. Lipinski. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2015, there was approximately $0.4 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 1.0 year.
Incentive Unit Awards — CVR Energy
In 2015, 2014 and 2013, CVR Energy granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy, and the Partnership's general partner who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are generally graded-vesting awards, which are expected to vest over three years, with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.
Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2015, there was approximately $1.7 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.7 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of December 31, 2015, compensation expense has been allocated to the Partnership. Compensation expense for the years ended December 31, 2015 and 2014 related to the incentive unit awards was $0.9 million and 0.5 million, respectively. Compensation expense for the year ended December 31, 2013 related to the incentive unit awards was nominal. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the awards.
As of December 31, 2015 and 2014, the Partnership had a liability related to these awards of $0.5 million and $0.2 million, respectively, which were recorded in accrued expenses and other current liabilities. For the years ended December 31, 2015 and 2014, the Partnership reimbursed CVR Energy $0.6 million and $0.3 million, respectively, for its allocated portion of the incentive unit award payments.
Long-Term Incentive Plan — CVR Partners
The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Individuals eligible to receive awards under the CVR Partners LTIP include (i) employees of the Partnership and its subsidiaries (ii) employees of the general partner, (iii) members of the board of directors of the general partner and (iv) certain CVR Partners' parent's employees, consultants and directors who perform services for the benefit of the Partnership.
Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered non-employee equity-based awards and are required to be remeasured at each reporting period until they vest. Awards to employees of the Partnership and employees of the general partner vest over a three-year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of December 31, 2015, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As phantom unit awards discussed below are cash-settled awards, they do not reduce the number of common units available for issuance.
Common Units and Certain Phantom Units Awards
In 2013, 2014 and 2015, awards of phantom units and distribution equivalent rights were granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are generally graded-

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.
A summary of the common units and phantom units (collectively "Units") activity under the CVR Partners LTIP during the years ended December 31, 2015, 2014 and 2013 is presented below:

	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(dollars in thousands)
Non-vested at December 31, 2012	201,812	$23.70	$5,094
Granted	58,536	16.13
Vested	(89,229)	23.24
Forfeited	—	—
Non-vested at December 31, 2013	171,119	$21.34	$2,817
Granted	198,141	9.44
Vested	(48,310)	20.95
Forfeited	(77,004)	23.49
Non-vested at December 31, 2014	243,946	$11.07	$2,376
Granted	245,199	7.87
Vested	(94,854)	12.55
Forfeited	(2,388)	10.99
Non-vested at December 31, 2015	391,903	$8.71	$3,139
Unrecognized compensation expense associated with the unvested phantom units at December 31, 2015 was approximately $2.7 million, which is expected to be recognized over a weighted average period of 1.8 years. In conjunction with the resignation of the former Chief Executive Officer that was effective January 1, 2014, all awards granted to him that were non-vested at the resignation date were forfeited. The associated change to the non-vested units forfeited was reflected at the resignation date and is included in the summary above. Compensation expense recorded for the years ended December 31, 2015, 2014 and 2013 related to the awards under the CVR Partners LTIP was approximately $1.3 million, $0.3 million and $0.7 million, respectively. Compensation expense related to the awards issued to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates as the expense has been incurred for the benefit of employees or directors of the general partner.
As of December 31, 2015 and 2014, the Partnership had a liability of $0.7 million and $0.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the year ended December 31, 2015, 2014 and 2013, the Partnership paid cash of $0.8 million, $0.4 million and $0.2 million, respectively, to settle liability-classified awards upon vesting.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Based Phantom Unit Award
In May 2014, the Partnership entered into a Phantom Unit Agreement with Mark A. Pytosh, Chief Executive Officer and President of the general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Total compensation expense recorded for the years ended December 31, 2015 and 2014 related to the award was not material. Based on current estimates of performance thresholds for the remaining performance cycles, unrecognized compensation expense and the liability associated with the unvested phantom units at December 31, 2015 were also not material.

On December 31, 2014, the first award of Mr. Pytosh's Phantom Unit Agreement vested and a nominal amount was paid in 2015. On December 31, 2015, the second award of Mr. Pytosh's Phantom Unit Agreement vested and a nominal amount will be paid in 2016.

(4) Inventories
Inventories consisted of the following:

	December 31,
	2015	2014

	(in thousands)
Finished goods	$9,589	$12,393
Raw materials and precious metals	9,055	9,333
Parts and supplies	18,885	13,888
	$37,529	$35,614
(5) Property, Plant, and Equipment
A summary of costs and accumulated depreciation for property, plant, and equipment is as follows:

	December 31,
	2015	2014

	(in thousands)
Land and improvements	$5,441	$5,263
Buildings and improvements	3,049	2,266
Machinery and equipment	574,326	559,210
Automotive equipment	448	497
Furniture and fixtures	918	882
Railcars	16,315	14,524
Construction in progress	1,641	6,515
	$602,138	$589,157
Less: Accumulated depreciation	209,005	184,223
Total net, property, plant, and equipment	$393,133	$404,934
Capitalized interest recognized as a reduction of interest expense for the years ended December 31, 2015, 2014 and 2013 was approximately $9,000, $0.1 million, and $0.6 million, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Partners’ Capital and Partnership Distributions
The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.
At December 31, 2015 and 2014, the Partnership had a total of 73,128,269 and 73,122,997 common units issued and outstanding, respectively, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership common units outstanding.
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
Beginning with the first quarter ended March 31, 2013, the available cash calculation for each quarter begins with Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the Rentech Nitrogen mergers, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expense, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense, loss on disposition of assets and expenses associated with the Rentech Nitrogen mergers. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner. Actual distributions are set by the board of directors of the general partner, subject to the limitations in accordance with the Merger Agreement as discussed in the "Pending Mergers" section of Note 1 ("Formation of the Partnership, Organization and Nature of Business"). The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.
Available cash for each quarter through the end of 2012 was calculated based on the Partnership's cash flow from operations for the quarter, less cash needed for maintenance capital expenditures, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of the Partnership's general partner deemed necessary or appropriate. The Partnership also retained cash on hand associated with prepaid sales at each quarter end for future distributions to common unitholders based upon the recognition into income of the prepaid sales.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of cash distributions paid to the unitholders during the years ended December 31, 2015, 2014 and 2013 for the respective quarters to which the distributions relate:

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.0	$17.5	$15.2	$—	$48.7
Amounts paid to public unitholders	14.0	15.4	13.3	—	42.7
Total amount paid	$30.0	$32.9	$28.5	$—	$91.4
Per common unit	$0.41	$0.45	$0.39	$—	$1.25
Common units outstanding (in thousands)	73,123	73,123	73,123	73,123

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	Total Cash Distributions Paid in 2014

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.7	$14.8	$12.8	$10.5	$54.9
Amounts paid to public unitholders	14.7	13.0	11.3	9.2	48.2
Total amount paid	$31.4	$27.8	$24.1	$19.7	$103.1
Per common unit	$0.43	$0.38	$0.33	$0.27	$1.41
Common units outstanding (in thousands)	73,113	73,113	73,114	73,117

	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	Total Cash Distributions Paid in 2013

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$9.8	$31.1	$22.7	$14.0	$77.5
Amounts paid to public unitholders	4.2	13.5	19.9	12.3	50.0
Total amount paid	$14.0	$44.6	$42.6	$26.3	$127.5
Per common unit	$0.192	$0.610	$0.583	$0.36	$1.745
Common units outstanding (in thousands)	73,065	73,065	73,075	73,078

(7) Goodwill
CVR Partners completes its annual test for impairment of goodwill as of November 1 each year. The Partnership elected to perform a qualitative evaluation for the years ending December 31, 2015 and 2014 to determine whether it was necessary to perform the quantitative two step goodwill analysis described in ASC 350, "Intangibles - Goodwill and Other". After assessing the totality of events and circumstances, it was determined that it was not more likely than not that the fair value of the Partnership was less than the carrying value, and so it was not necessary to perform the two-step goodwill impairment analysis. Based on the results of the tests, no impairment of goodwill was recorded for any of the periods presented.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	December 31, 2015	December 31, 2014

	(in thousands)
Property taxes	$1,371	$1,376
Current interest rate swap liabilities	119	855
Accrued interest	458	458
Railcar maintenance accruals	209	2,827
Affiliates (1)	2,334	2,094
Other accrued expenses and liabilities	1,192	1,952
	$5,683	$9,562
_______________________________________

(1)
Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy and its subsidiaries, which are related parties under the feedstock and shared services agreement and services agreement. Refer to "Allocation of Costs" in Note 2 ("Summary of Significant Accounting Policies") and refer to Note 14 ("Related Party Transactions") for additional discussion.

(9) Credit Facility
The Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at December 31, 2015 or 2014. There is no scheduled amortization. The credit facility matures on April 13, 2016. The principal portion of the term loan is presented as long-term debt on the Consolidated Balance Sheet as of December 31, 2015 as the Partnership has the intent and ability to refinance the obligation on a long-term basis, as discussed below. The Partnership is considering capital structure and refinancing options associated with the credit facility maturity.
Borrowings under the credit facility bear interest at either a Eurodollar rate or a base rate plus a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the credit facility ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. Currently, the interest rate is either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF. At December 31, 2015, the effective rate was approximately 4.60%, inclusive of the impact of the interest rate swaps discussed in Note 10 ("Interest Rate Swap Agreements").
The credit facility requires CVR Partners to maintain a minimum interest coverage ratio and a maximum leverage ratio and contains customary covenants for a financing of this type that limit, subject to certain exceptions, the incurrence of additional indebtedness or guarantees, creation of liens on assets, and the ability to dispose assets, make restricted payments, investments or acquisitions, enter into sale-leaseback transactions or enter into affiliate transactions. The credit facility provides that the Partnership can make distributions to holders of the Partnership's common units provided the Partnership is in compliance with its leverage ratio and interest coverage ratio covenants on a pro forma basis after giving effect to such distribution and there is no default or event of default under the facility. As of December 31, 2015, CRNF was in compliance with the covenants contained in the credit facility.
The Partnership is required to prepay outstanding amounts under the term facility in an amount equal to the net proceeds from the sale of assets or from insurance or condemnation awards related to collateral, in each case subject to certain reinvestment rights. In addition, the Partnership is required to prepay outstanding amounts under the term facility with the net proceeds from certain issuances of debt (other than debt permitted to be incurred under the credit facility).
In connection with establishment of the credit facility in 2011, the Partnership incurred lender and other third-party costs of approximately $4.8 million. The costs associated with the credit facility have been deferred and are being amortized over the term of the credit facility as interest expense using the effective-interest amortization method for the term loan facility and the

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line method for the revolving credit facility. See Note 15 ("Fair Value of Financial Instruments") for discussion of the fair value of the interest rate swap agreements.
On February 9, 2016, CRLLC and the Partnership entered into a guaranty, pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the credit facility. If the credit facility becomes due prior to a refinancing by the Partnership, CRLLC is required to pay the indebtedness pursuant to this guaranty. The Partnership's obligation to repay CRLLC for the indebtedness will be pursuant to a promissory note ("the Note"). The terms of the Note will be mutually agreed upon by the parties, provided, the term will be the lesser of two years or such time that the Partnership obtains third-party financing ("New Debt") of at least $125.0 million on terms acceptable to the Partnership with a term of greater than one year from the inception of the New Debt.
(10) Interest Rate Swap Agreements
CRNF has two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt which matures in April 2016, as discussed further in Note 9 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011 and expired on February 12, 2016, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three-month LIBOR and pays a fixed rate of 1.975%. Both swap agreements will be settled every 90 days. The effect of these swap agreements is to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR as governed by the CRNF credit facility. The agreements were designated as cash flow hedges at inception and accordingly, the effective portion of the gain or loss on the swap is reported as a component of accumulated other comprehensive income (loss) ("AOCI"), and will be reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss will be recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Consolidated Statements of Operations was $1.1 million for each of the years ended December 31, 2015, 2014 and 2013.
The interest rate swap agreements held by the Partnership also provide for the right to offset. However, as the interest rate swaps are both in a liability position, there are no amounts offset in the Consolidated Balance Sheets as of December 31, 2015 and 2014. See Note 15 ("Fair Value of Financial Instruments") for discussion of the fair value of the interest rate swap agreements.
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
(12) Benefit Plans
A subsidiary of CVR Energy sponsors and administers a defined contribution 401(k) plan, the CVR Energy 401(k) Plan (the "Plan"), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plan may elect to contribute a designated percentage of their eligible compensation in accordance with the Plan, subject to statutory limits. The Partnership provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in the Plan are immediately vested in their individual contributions. The Plan provides for a three-year vesting schedule for the Partnership's matching contributions and contains a provision to count service with predecessor organizations. The Partnership's contributions under the Plan were approximately $0.9 million, $0.7 million and $0.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Commitments and Contingencies
Leases and Unconditional Purchase Obligations
The minimum required payments for operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Year ending December 31, 2016	$4,937	$20,221
Year ending December 31, 2017	3,307	15,040
Year ending December 31, 2018	2,496	13,573
Year ending December 31, 2019	1,897	11,786
Year ending December 31, 2020	1,403	9,445
Thereafter	2,257	57,058
	$16,297	$127,123
CRNF leases railcars and facilities under long-term operating leases. Lease expense is included in cost of product sold (exclusive of depreciation and amortization) for the years ended December 31, 2015, 2014 and 2013 and totaled approximately $4.6 million, $4.6 million and $4.7 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases will be renewed or replaced as they expire.
The Partnership's purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period. See Note 14 ("Related Party Transactions") for further discussion of the coke supply agreement.
During 2005, CRNF entered into the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization) and for the years ended December 31, 2015, 2014 and 2013, totaled approximately $3.4 million, $4.0 million and $3.9 million, respectively.
The Partnership is party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2016. The delivered cost of this pet coke totaled approximately $4.8 million, $4.3 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded in cost of product sold (exclusive of depreciation and amortization).
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
CRNF received a ten year property tax abatement from Montgomery County, Kansas (the "County") in connection with the construction of the nitrogen fertilizer plant that expired on December 31, 2007. In connection with the expiration of the abatement, the County reclassified and reassessed CRNF's nitrogen fertilizer plant for property tax purposes. The reclassification and reassessment resulted in an increase in CRNF's annual property tax expense by an average of approximately $10.7 million per year for the years ended December 31, 2008 and 2009, $11.7 million for the year ended December 31, 2010, $11.4 million for the year ended December 31, 2011 and $11.3 million for the year ended December 31, 2012. CRNF protested

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the classification and resulting valuation for each of those years to the Kansas Board of Tax Appeals ("BOTA"), followed by an appeal to the Kansas Court of Appeals. However, CRNF fully accrued and paid the property taxes the county claimed were owed for the years ended December 31, 2008 through 2012. The Kansas Court of Appeals, in a memorandum opinion dated August 9, 2013, reversed the BOTA decision in part and remanded the case to BOTA, instructing BOTA to classify each asset on an asset by asset basis instead of making a broad determination that the entire plant was real property as BOTA did originally. The County filed a motion for rehearing with the Kansas Court of Appeals and a petition for review with the Kansas Supreme Court, both of which have been denied.
In March 2015, BOTA concluded that based upon an asset by asset determination, a substantial majority of the assets in dispute will be classified as personal property for the 2008 tax year. CRNF and the County next will submit evidence of valuation to BOTA with respect to the real property, following which, BOTA will issue its final decision. No amounts have been received or recognized in these consolidated financial statements related to the 2008 property tax matter or BOTA’s decision.
On February 25, 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered and will lower CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides the County will support CRNF's application before BOTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above. During the years ended December 31, 2015, 2014 and 2013, CRNF recognized approximately $1.3 million, $1.3 million and $1.4 million, respectively, in property tax expense included in direct operating expenses (exclusive of depreciation and amortization).
Rentech Nitrogen Mergers Litigation
On August 29, 2015, Mike Mustard, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2, and the members of the board of directors of Rentech Nitrogen GP (the "Rentech Nitrogen Board"), in the Court of Chancery of the State of Delaware (the "Mustard Lawsuit"). The Mustard Lawsuit alleges, among other things, that the consideration offered by CVR Partners is unfair and inadequate and that, by pursuing a transaction that is the result of an allegedly conflicted and unfair process, certain of the defendants have breached their duties owed to the unitholders of Rentech Nitrogen, and are engaging in self-dealing. Specifically, the lawsuit alleges that the director defendants: (i) failed to take steps to maximize the value of Rentech Nitrogen to its public shareholders, (ii) failed to properly value Rentech Nitrogen, and (iii) ignored or did not protect against the numerous conflicts of interest arising out of the proposed transaction. The Mustard Lawsuit also alleges that Rentech Nitrogen, Rentech Nitrogen GP, Rentech Nitrogen Holdings, Inc., Rentech, Inc., CVR Partners, DSHC, LLC, Merger Sub 1 and Merger Sub 2 aided and abetted the director defendants in their purported breach of fiduciary duties.
On October 6, 2015, Jesse Sloan, a purported unitholder of Rentech Nitrogen, filed a class action complaint on behalf of the public unitholders of Rentech Nitrogen against Rentech Nitrogen, Rentech Nitrogen GP, CVR Partners, Merger Sub 1 and Merger Sub 2, and the members of the Rentech Nitrogen Board, in the United States District Court for the Central District of California (the "Sloan Lawsuit"). The Sloan Lawsuit alleges, among other things, that the attempted sale of Rentech Nitrogen to CVR Partners was conducted by means of an unfair process and for an unfair price. Specifically, the lawsuit alleges that (i) Rentech Nitrogen GP and the Rentech Nitrogen Board breached their obligations under the partnership agreement and their implied duty of good faith and fair dealing by causing Rentech Nitrogen to enter into the merger agreement and failing to disclose material information to unitholders of Rentech Nitrogen, (ii) the Rentech Nitrogen Board violated fiduciary duties owed to the unitholders of Rentech Nitrogen based primarily on allegations of inadequate consideration, restrictive deal protection devices and improper disclosure, (iii) each of the defendants aided and abetted in the foregoing breaches described in items (i) and (ii), and (iv) Rentech Nitrogen and the Rentech Nitrogen Board violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder based on improper disclosure contained in the Registration Statement on Form S-4 (Registration No. 333-206982), which was originally filed with the SEC by CVR Partners on September 17, 2015.
Among other remedies, the plaintiffs in these actions seek to enjoin the mergers and seek unspecified money damages. The lawsuits are at a preliminary state, and the outcome of any such litigation is uncertain. An adverse ruling in these actions may cause the mergers to be delayed or not be completed, which could cause the Partnership not to realize some or all of the anticipated benefits of the mergers. No amounts have been recognized in these consolidated financial statements regarding the lawsuits.

On February 1, 2016, the parties to the Mustard Lawsuit and the Sloan Lawsuit entered into a memorandum of understanding (“MOU”) providing for the proposed settlement of the lawsuits. While the defendants believe that no

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplemental disclosure is required under applicable laws, in order to avoid the burden and expense of further litigation, they have agreed, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed mergers. The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Rentech Nitrogen’s unitholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the United States District Court for the Central District of California (the “Court”) will consider the fairness, reasonableness and adequacy of the proposed settlement. If the proposed settlement is finally approved by the Court, it will resolve and release all claims by unitholders of Rentech Nitrogen challenging any aspect of the proposed mergers, the merger agreement and any disclosure made in connection therewith, including in the prospectus and definitive proxy statement, pursuant to terms that will be disclosed to such unitholders prior to final approval of the proposed settlement. In addition, in connection with the proposed settlement, the parties contemplate that plaintiffs’ counsel will file a petition in the Court for an award of attorneys’ fees and expenses to be paid by Rentech Nitrogen or its successor. The proposed settlement is also contingent upon, among other things, the mergers becoming effective under Delaware law. There can be no assurance that the Court will approve the proposed settlement contemplated by the MOU. In the event that the proposed settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend against the allegations in the lawsuits.
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
CRNF is also subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of nitrogen products. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that the Partnership's operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Agreements
CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining and Marketing, LLC ("CRRM") that govern the business relationships among each party. The agreements are described as in effect at December 31, 2015.
Amounts owed to CVR Partners and CRNF from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other currents assets and other long-term assets, on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and CRNF with respect to these agreements are included in accounts payable, personnel accruals, and accrued expenses and other current liabilities on the Partnership's Consolidated Balance Sheets.
Feedstock and Shared Services Agreement
CRNF is party to a feedstock and shared services agreement with CRRM, under which the two parties provide feedstocks and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's nitrogen fertilizer plant.
Pursuant to the feedstock agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners, when applicable. For the years ended December 31, 2015, 2014 and 2013, the net sales generated from the sale of hydrogen to CRRM were approximately $11.8 million, $10.1 million and $11.4 million, respectively. For the years ended December 31, 2015, 2014 and 2013, CVR Partners also recognized approximately $8,000, $41,000 and $0.6 million, respectively, of cost of product sold related to the transfer of hydrogen from the refinery. At December 31, 2015 and 2014, approximately $0.5 million and $1.3 million, respectively, of receivables were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.
CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the years ended 2014 and 2013, were approximately $1.0 million and $0.5 million, respectively, and were nominal for the year ended December 31, 2015.
The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the years ended December 31, 2015, 2014 and 2013, net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provided an additional 15% to cover the cost of capital. At December 31, 2015 and 2014, an asset of approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets and approximately $0.8 million and $1.0 million, respectively, was included in other long-term assets. Additionally, at December 31, 2014, there was an offset liability of approximately $0.1 million in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
CRNF also occasionally provides finished product tank capacity to CRRM under the agreement. Approximately $0.2 million and $0.3 million were reimbursed by CRRM for the use of tank capacity for the years ended December 31, 2015 and 2013, respectively. This reimbursement was recorded as a reduction to direct operating expenses.
The agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At both December 31, 2015 and 2014, receivables of $0.2 million were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and tail gas discussed above. At December 31, 2015 and 2014, payables of $0.7 million and $1.1 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.
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
CRNF obtains most (over 70% on average during the last five years) of the pet coke it needs from CRRM's adjacent crude oil refinery pursuant to the pet coke supply agreement, and procures the remainder through a contract with HollyFrontier Corporation and on the open market. The price CRNF pays pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN (the "UAN-based price") or a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost ("netback price") of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.
CRNF will also pay any taxes associated with the sale, purchase, transportation, delivery, storage or consumption of the pet coke. CRNF will be entitled to offset any amount payable for the pet coke against any amount due from CRRM under the feedstock and shared services agreement between the parties.
The agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.
The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $6.6 million, $9.2 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and included in cost of product sold (exclusive of depreciation and amortization) on the Consolidated Statement of Operations. Payables of $0.3 million and $0.5 million related to the coke supply agreement were included in accounts payable on the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively.
Lease Agreement
CRNF entered into a lease agreement with CRRM under which it leases certain office and laboratory space. The initial term of the lease will expire in October 2017, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, CRNF has the option to renew the lease agreement for up to five additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then existing term. For the years ended December 31, 2015, 2014 and 2013, expense incurred related to the use of the office and laboratory space totaled approximately $113,000, $112,000 and $107,000, respectively. There were no amounts outstanding with respect to the lease agreement as of December 31, 2015 and 2014.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term of the agreement is for at least 20 years, ending in 2027, or for so long as the feedstock and shared services agreement is in force, whichever is longer.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from CVR Energy or certain affiliates.

Net amounts incurred under the services agreement for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization)	$3,500	$3,415	$4,428
Selling, general and administrative expenses (exclusive of depreciation and amortization)	10,735	11,193	10,013
Total	$14,235	$14,608	$14,441
For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation that are disclosed in Note 3 ("Share‑Based Compensation"), of $5.7 million, $5.1 million and $4.4 million, respectively, for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, payables of $3.2 million and $2.6 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement. At December 31, 2014, receivables of $0.1 million were included in prepaid expenses and other current assets associated for amounts yet to be received related to components of the services agreement, and the amount was nominal at December 31, 2015.
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
The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership recorded expenses of approximately $3.9 million, $2.6 million and $4.1 million, for the years ended December 31, 2015, 2014 and 2013, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At December 31, 2015 and 2014, amounts due of $2.0 million and $1.1 million, respectively, were included in personnel accruals on the Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.
Railcar Lease Agreement
From March 2009 through June 2013, the Partnership leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. For the year ended December 31, 2013, rent expense of approximately $0.4 million was recorded in cost of product sold in the Consolidated Statement of Operations related to this agreement.
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
CRLLC Guaranty
On February 9, 2016, CRLLC and the Partnership entered into a guaranty, pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the credit facility. If the credit facility becomes due prior to a refinancing by the Partnership, CRLLC is required to pay the indebtedness pursuant to this guaranty. The Partnership's obligation to repay CRLLC for the indebtedness will be pursuant to a promissory note ("the Note"). The terms of the Note will be mutually agreed upon by the parties, provided, the term will be the lesser of two years or such time that the Partnership obtains third-party financing ("New Debt") of at least $125.0 million on terms acceptable to the Partnership with a term of greater than one year from the inception of the New Debt.
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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2015 and 2014, respectively.

	December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Other current liabilities (interest rate swaps)	$—	$119	$—	$119

	December 31, 2014
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Cash equivalents (money market account)	$53,323	$—	$—	$53,323
Other current liabilities (interest rate swaps)	$—	$855	$—	$855
Other long-term liabilities (interest rate swaps)	—	183	—	183
Total Liabilities	$—	$1,038	$—	$1,038
The only financial assets and liabilities that were measured at fair value on a recurring basis during the periods presented were the Partnership’s money market account and interest rate swap instruments. During 2015, the full balance of the money market account was transferred to the Partnership's operating cash account. The Partnership has interest rate swaps that are measured at fair value on a recurring basis using Level 2 inputs. See further discussion in Note 10 ("Interest Rate Swap Agreements"). The fair values of these interest rate swap instruments are based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The Partnership had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2015 and 2014. The carrying value of the Partnership’s debt approximates fair value.
(16) Major Customers and Suppliers
Sales of nitrogen fertilizer to major customers, as a percentage of total net sales, were as follows:

	December 31,
	2015	2014	2013
Nitrogen Fertilizer
Customer A	10%	17%	15%
Customer B	14%	10%	13%
	24%	27%	28%
The Partnership maintains contracts with CVR Energy and its affiliates. See Note 14 ("Related Party Transactions").
The Partnership currently buys several key raw materials through a single supplier, Linde, which owns, operates and maintains an air separation plant. The inability of Linde to perform in accordance with its contractual obligations could have a material adverse effect on the Partnership's results of operations, financial condition and ability to make cash distributions. CVR Energy maintains, for our benefit, contingent business interruption insurance with a $200.0 million limit for any interruption caused by physical damage to the air separation plant that results in a loss of production from an insured peril.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Selected Quarterly Financial Information (Unaudited):
Summarized quarterly financial data for December 31, 2015 and 2014:

	Year Ended December 31, 2015
	Quarter
	First	Second	Third	Fourth

	(in thousands, except per unit data)
Net sales	$93,050	$80,815	$49,325	$66,004
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) – Affiliates	1,818	2,184	1,147	1,552
Cost of product sold (exclusive of depreciation and amortization) – Third parties	23,951	13,240	13,354	7,943
	25,769	15,424	14,501	9,495
Direct operating expenses (exclusive of depreciation and amortization) – Affiliates	1,027	1,195	1,030	841
Direct operating expenses (exclusive of depreciation and amortization) – Third parties	23,387	23,951	32,149	22,476
	24,414	25,146	33,179	23,317
Selling, general and administrative expenses (exclusive of depreciation and amortization) – Affiliates	3,267	3,361	3,661	3,672
Selling, general and administrative expenses (exclusive of depreciation and amortization) – Third parties	1,316	1,162	2,381	1,948
	4,583	4,523	6,042	5,620
Depreciation and amortization	6,819	7,010	7,409	7,214
Total operating costs and expenses	61,585	52,103	61,131	45,646
Operating income (loss)	31,465	28,712	(11,806)	20,358
Other income (expense):
Interest expense and other financing costs	(1,697)	(1,717)	(1,727)	(1,739)
Interest income	12	12	10	6
Other income, net	6	5	54	99
Total other income (expense)	(1,679)	(1,700)	(1,663)	(1,634)
Income before income tax expense (benefit)	29,786	27,012	(13,469)	18,724
Income tax expense (benefit)	12	(4)	9	(7)
Net income (loss)	$29,774	$27,016	$(13,478)	$18,731
Net income (loss) per common unit – basic	$0.41	$0.37	$(0.18)	$0.26
Net income (loss) per common unit – diluted	$0.41	$0.37	$(0.18)	$0.26
Weighted-average common units outstanding:
Basic	73,123	73,123	73,123	73,123
Diluted	73,131	73,131	73,123	73,131

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	Quarter
	First	Second	Third	Fourth

	(in thousands, except per unit data)
Net sales	$80,316	$77,215	$66,733	$74,401
Operating costs and expenses:
Cost of product sold – Affiliates	2,246	2,327	2,232	2,619
Cost of product sold (exclusive of depreciation and amortization) – Third parties	19,462	17,109	13,202	12,755
	21,708	19,436	15,434	15,374
Direct operating expenses (exclusive of depreciation and amortization) – Affiliates	753	817	621	833
Direct operating expenses (exclusive of depreciation and amortization) – Third parties	23,436	26,100	25,487	20,911
	24,189	26,917	26,108	21,744
Selling, general and administrative expenses (exclusive of depreciation and amortization) – Affiliates	3,536	3,973	3,035	2,867
Selling, general and administrative expenses (exclusive of depreciation and amortization) – Third parties	1,118	1,297	928	949
	4,654	5,270	3,963	3,816
Depreciation and amortization	6,667	6,792	6,812	6,978
Total operating costs and expenses	57,218	58,415	52,317	47,912
Operating income	23,098	18,800	14,416	26,489
Other income (expense):
Interest expense and other financing costs	(1,659)	(1,669)	(1,724)	(1,731)
Interest income	6	6	7	11
Other income, net	15	—	33	23
Total other income (expense)	(1,638)	(1,663)	(1,684)	(1,697)
Income before income tax expense (benefit)	21,460	17,137	12,732	24,792
Income tax expense (benefit)	7	7	13	(55)
Net income	$21,453	$17,130	$12,719	$24,847
Net income per common unit – basic	$0.29	$0.23	$0.17	$0.34
Net income per common unit – diluted	$0.29	$0.23	$0.17	$0.34
Weighted-average common units outstanding:
Basic	73,113	73,113	73,115	73,117
Diluted	73,145	73,146	73,139	73,133

Factors Impacting the Comparability of Quarterly Results of Operations
During the third quarter of 2015, the nitrogen fertilizer facility completed a major scheduled turnaround and the gasification, ammonia and UAN units were down for between 17 to 20 days each. Overall results during the third quarter of 2015 were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $0.4 million and $6.6 million associated with the 2015 turnaround are included in direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2015 and September 30, 2015, respectively.
Linde owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the gasifiers. During the third quarter of 2015, the Linde air separation unit experienced downtime, in excess of the downtime associated with the major scheduled turnaround discussed above, that resulted in the gasification,

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ammonia and UAN units being down for between 16 to 19 days each. Overall results in the third quarter of 2015 were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2015.
The three months ended December 31, 2014 were positively impacted by a non-recurring reimbursement associated with utility costs. During the fourth quarter of 2014, the Partnership recorded a credit of approximately $3.4 million as a reduction to direct operating expenses (exclusive of depreciation and amortization).
During the three months ended June 30, 2014, the gasification, ammonia and UAN units were taken down for between five to seven days each for a planned installation of a waste heat boiler and for the completion of several key tasks in order to upgrade to the pressure swing adsorption unit. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). The Partnership incurred costs related to the repairs and maintenance and other associated costs of approximately $0.5 million, which were recognized in direct operating expenses (exclusive of depreciation and amortization) during the three months ended June 30, 2014.
(18) Subsequent Events

Distribution
On February 17, 2016, the Board of Directors of the general partner of the Partnership declared a cash distribution for the fourth quarter of 2015 in the amount of $0.27 per common unit, or $19.7 million in aggregate. The cash distribution will be paid on March 7, 2016 to the Partnership's unitholders of record at the close of business on February 29, 2016. Total cash distributions paid and to be paid based upon available cash for 2015 were $1.11 per common unit.
Pending Mergers
See Note 1 ("Formation of the Partnership, Organization and Nature of Business") for discussion of the Rentech Nitrogen pending mergers and see Note 13 ("Commitments and Contingencies") for discussion of litigation related to the pending mergers.
Guaranty
On February 9, 2016, CRLLC and the Partnership entered into a guaranty, pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the credit facility. See Note 9 ("Credit Facility") for discussion of the guaranty.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    As of December 31, 2015, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2015. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.
Changes in Internal Control Over Financial Reporting.    There has been no change in the Partnership's internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.
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
Limited partners are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our partnership agreement contains various provisions which replace default fiduciary duties with contractual corporate governance standards. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it. Our credit facility is non-recourse to our general partner. On February 9, 2016, Coffeyville Resources, LLC ("CRLLC") and the Partnership entered into a guaranty, pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the credit facility. See Note 9 ("Credit Facility") to Part II, Item 8 of this Report for discussion of the guaranty.
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
The board of directors of our general partner consisted of seven directors in 2015, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea). The board of directors of our general partner met six times in 2015. All of the directors who served during 2015 attended at least 75% of the total meetings of the board of directors of our general partner and each of the committees on which such director served during their respective tenure on the board. Effective September 25, 2015, Andrew Roberto resigned from, and effective September 30, 2015, Andrew Langham was appointed to, the board of directors of our general partner.
The board of directors of our general partner has established an audit committee. During 2015, the audit committee was comprised of Donna R. Ecton (chairman), Frank M. Muller, Jr. and Peter K. Shea. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to (i) appoint, terminate, retain, compensate and oversee the work of the independent registered public accounting firm, (ii) pre-approve all audit, review and attest services and permitted non-audit services provided by the independent registered public accounting firm, (iii) oversee the performance of the Partnership's internal audit function, (iv) evaluate the qualifications, performance and independence of the independent registered public accounting firm, (v) review external and internal audit reports and management's responses thereto, (vi) oversee the integrity of the financial reporting process, system of internal accounting controls, and financial statements and reports of the Partnership, (vii) review the Partnership's annual and quarterly financial statements, including disclosures made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in periodic reports filed with the SEC, (viii) oversee the receipt, investigation, resolution and retention of all complaints submitted under the whistleblower policy, and (ix) otherwise comply with its responsibilities and duties as stated in its audit committee charter. The audit committee met six times in 2015.
The board of directors has determined that Ms. Ecton qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE.
In addition, the board of directors of our general partner has established a conflicts committee. During 2015, the conflicts committee was comprised of Donna R. Ecton (chairman) and Frank M. Muller, Jr.. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is in the best interest of the Partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee did not meet in 2015.
The board of directors of our general partner has also created a compensation committee. During 2015, the compensation committee was initially comprised of Frank M. Muller, Jr. (chairman) and Andrew Roberto. Effective September 25, 2015, Andrew Roberto resigned from, and effective September 30, 2015, Andrew Langham was appointed to, the compensation committee.
The compensation committee (i) establishes policies and periodically determines matters involving executive compensation, (ii) grants or recommends the grant of equity awards under the CVR Partners LTIP, (iii) provides counsel regarding key personnel selection, (iv) may elect to retain independent compensation consultants, (v) recommends to the board of directors the structure of non-employee director compensation and (vi) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met one time in 2015.
The board of directors of our general partner has created an environmental, health and safety committee. During 2015, the environmental, health and safety committee was initially comprised of Mark A. Pytosh (chairman), Donna R. Ecton and Frank M. Muller, Jr.. Effective April 1, 2015, Peter K. Shea was appointed to, and as chairman of, the environmental, health and safety committee. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met one time in 2015.
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
Meetings of Independent or Non-Management Directors and Executive Sessions
To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. At the end of 2015, three of our seven directors were independent, and five of our seven directors were non-management. Our independent directors met during three executive sessions in 2015. Ms. Donna R. Ecton (independent) presided over the executive session held by our independent directors. Our non-management directors did not meet in executive session in 2015. The non-management directors determine who will preside over their executive sessions.
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
Compensation Committee Interlocks and Insider Participation

The board of directors of our general partner has created a compensation committee. During 2015, the compensation committee was initially comprised of Frank M. Muller, Jr. (chairman) and Andrew Roberto. Effective September 25, 2015, Andrew Roberto resigned from, and effective September 30, 2015, Andrew Langham was appointed to, the compensation committee. None of the members of the compensation committee of our general partner during 2015 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.
Executive Officers and Directors
The following table sets forth the names, positions and ages (as of February 16, 2016) of the executive officers and directors of our general partner.
The executive officers named below (other than Mr. Pytosh and Mr. White) are also executive officers of CVR Energy and are providing their services to our general partner and us pursuant to the services agreement entered into among us, CVR Energy and our general partner. The shared executive officers divide their working time between the management of CVR Energy, CVR Refining and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2015 are as follows: John J. Lipinski (14%), Susan M. Ball (31%), and John R. Walter (37%).
Mr. Pytosh also provides services to CVR Energy pursuant to the GP services agreement entered into among us, our general partner and CVR Energy. During 2015, Mr. Pytosh spent approximately 63% of his time on management of our partnership, while the remaining approximately 37% was spent on matters for CVR Energy and CVR Refining. Mr. White spends 100% of his time on management of our partnership.
Effective September 25, 2015, Andrew Roberto resigned from, and effective September 30, 2015, Andrew Langham was appointed to, the board of directors of our general partner.

Name	Age	Position With Our General Partner
John J. Lipinski	64	Executive Chairman and Director
Mark A. Pytosh	51	Chief Executive Officer and President
Susan M. Ball	52	Chief Financial Officer and Treasurer
John R. Walter	39	Senior Vice President, General Counsel and Secretary
William White	60	Executive Vice President, Marketing and Operations
SungHwan Cho	41	Director
Donna R. Ecton	68	Director
Andrew Langham	42	Director
Frank M. Muller, Jr.	73	Director
Peter K. Shea	64	Director
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
John R. Walter has served as senior vice president, general counsel and secretary of CVR Energy and each of the general partners of CVR Refining and CVR Partners since January 2015. He has served as vice president, associate general counsel since January 2011, assistant secretary since May 2011 and associate general counsel since March 2008. Prior to joining CVR Energy, Mr. Walter was an associate at Stinson Leonard Street LLP in Kansas City, Missouri from 2006 to 2008, and was an associate at Seigfreid, Bingham, Levy, Selzer & Gee, P.C. in Kansas City, Missouri from 2002 to 2006. Mr. Walter received a Bachelor of Science in psychology from Colorado State University and a Juris Doctor from the University of Kansas.

William White has served as executive vice president of marketing and operations of our general partner since June 2014. Mr. White has nearly 40 years of experience in the chemical industry. He first joined Coffeyville Resources Nitrogen Fertilizers, LLC, a wholly owned subsidiary of CVR Partners, in 2005 as the director of business development and logistics. He later served as our general partner's vice president of marketing. In 2012, he was promoted to vice president of marketing, development and logistics. Mr. White spent the majority of his career serving in various management positions related to predecessor companies of CVR Partners, such as manager of Farmland Industries, Inc.'s ("Farmland") product distribution system and plant manager at Farmland’s Pollock, La., and Enid, Okla., fertilizer plants. Prior to joining Coffeyville Resources Nitrogen Fertilizers, he served as the general manager for EPCO Carbon Dioxide Products, Inc. Mr. White holds a bachelor’s degree in business from the University of Louisiana at Monroe. He currently serves on the board of directors for The Fertilizer Institute.

SungHwan Cho has served as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013; CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR Partners LP, a nitrogen fertilizer company, since May 2012; Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011 (and has been Chairman of the Board of American Railcar Industries since July 2014); WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. Mr. Cho was previously a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. Ferrous Resources Limited, American Railcar Leasing, CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, Federal-Mogul, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also previously had a non−controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business. Based upon Mr. Cho's deep understanding of finance and risk obtained from his past experience, including his position as an investment banker at Salomon Smith Barney, we believe that Mr. Cho has the requisite set of skills to serve as a member of our board.
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
Andrew Langham has been General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since January 2015. From 2005 to January 2015, Mr. Langham was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Langham was an associate at Latham & Watkins LLP focusing on corporate finance, mergers and acquisitions, and general corporate matters. Mr. Langham has been a director of: Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, since October 2015; CVR Partners LP, a nitrogen fertilizer company, since September 2015; CVR Refining, LP, an independent downstream energy limited partnership, since September 2014; and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since September 2014. CVR Partners, CVR Refining and CVR Energy are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Freeport-McMoRan through the ownership of securities. Mr. Langham received a B.A. in 1995 from Whitman College, and a J.D. from the University of Washington in 2000. Based on Mr. Langham's extensive corporate and public company experience, we believe that Mr. Langham has the requisite set of skills to serve as a member of our board.
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
Peter K. Shea has been a member of the board of directors of our general partner since May 2014. Mr. Shea has been a private equity investor since January 2010. Mr. Shea has served as an operating partner of Snow Phipps, a private equity firm, since 2013. Mr. Shea has served as an operating advisor for OMERS Private Equity (private equity division of the Ontario Municipal Employee Retirement System, one of Canada’s largest pension plans) since 2011. He has been a director of Viskase Companies, Inc., a supplier of cellulose and fibrous casings, since October 2006, Hennessy Capital Acquisition Corp. II, a special purpose acquisition company (or SPAC), since July 2015, and Give and Go Prepared Foods, a privately held bakery manufacturer, since January 2012. Mr. Shea also serves as chairman of the board of directors of Voltari Corporation, a commercial real estate company, since September 2015, FeraDyne Outdoors, LLC, a privately-held manufacturer of sporting goods products, since May 2014, and Teasdale Foods Inc., a privately-held provider of Hispanic food products, since November 2014. Mr. Shea previously served as a director of Sitel Worldwide Corporation, a customer care solutions provider, from November 2011 to April 2015, Hennessy Capital Acquisition Corp. I, a special purpose acquisition company (or SPAC), from January 2014 to February 2015 and CTI Foods, a processor of protein and soup products for quick serve restaurant chains from May 2010 to July 2013. Mr. Shea was President of Icahn Enterprises G.P. Inc. from October 2006 to June 2009. Mr. Shea served as a director of each of the following companies from October 2006 to May 2009 (each of which, at such time were indirectly controlled by Carl C. Icahn): XO Holdings, a telecommunications services provider, American Railcar, a manufacturer of covered hopper and tank railcars, WestPoint International, a home textiles manufacturer and PSC Metals, a national operator of scrap yards. From 2002 to 2006 Mr. Shea was an independent consultant to various companies, an advisor to private equity firms and a director of R&R Ice Cream Plc and Sabert Company, a packaging company. From 1997 to 2001, he was a Managing Director of H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe. Mr. Shea has been Chairman, Chief Executive Officer or President of other companies including SMG Corporation, John Morrell & Company and Polymer United. SMG and John Morrell were international meat processing firms and Polymer United was a leading plastics manufacturer operating throughout Central America. Previously, he held various executive positions, including Head of Global Corporate Development, with United Brands Company, a Fortune 100 company with a broad portfolio of companies operating in many sectors. He has also served on the Boards of Premium Standard Farms and New Energy Company of Indiana. Mr. Shea began his career with General Foods Corporation. He has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. We believe Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience will be an asset to our board.
The directors of our general partner hold office until the earlier of their death, resignation or removal.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2015. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2015, except as follows: one Form 4, covering one transaction each, was filed late for each of Mark A. Pytosh and William White.
Corporate Governance Guidelines and Codes of Ethics
Our Corporate Governance Guidelines, as well as our Code of Ethics, which applies to all of our directors, officers and employees, and our Senior Officer Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions, are available free of charge on our website at www.cvrpartners.com. These documents are also available in print without charge to any unitholder requesting them. We intend to disclose any changes in or waivers from our Code of Ethics by posting such information on our website or by filing a Form 8-K with the SEC.
Item 11.    Executive Compensation
Compensation Discussion and Analysis
Overview
The Partnership does not directly employ any of the executives responsible for the management of our business. Our general partner employs Mark A. Pytosh as our chief executive officer and president. In addition, our general partner employs William White as our executive vice president, marketing and operations. The following additional executives who were responsible for the management of our business during 2015 are employed by CVR Energy: John J. Lipinski (our executive chairman); Susan M. Ball (our chief financial officer); and John R. Walter (our general counsel). Throughout this Annual Report, Messrs. Lipinski and Pytosh, Ms. Ball, and Messrs. Walter and White are referred to collectively as the named executive officers.
The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2015 were as follows: John J. Lipinski (14%); Mark A. Pytosh (63%); Susan M. Ball (31%);

John R. Walter (37%); and William White (100%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its subsidiaries (including CVR Refining).
Messrs. Pytosh and White were employed and paid by our general partner, whereas Mr. Lipinski, Ms. Ball and Mr. Walter are employed and paid by CVR Energy. The compensation of Messrs. Pytosh and White was determined by the general partner of the Partnership; provided, since Mr. Pytosh dedicates approximately 40% of his time to CVR Energy and its subsidiaries (including CVR Refining), 40% of his annual bonus and his equity-based incentives are determined by CVR Energy. The compensation of Mr. Lipinski, Ms. Ball and Mr. Walter was determined by CVR Energy. In addition, during 2015 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below.
Pursuant to the services agreement between us, our general partner and CVR Energy, among other matters:

•	CVR Energy makes available to our general partner the services of the CVR Energy executive officers and employees, certain of whom serve as executive officers of our general partner; and

•
We, our general partner and our operating subsidiary, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees, with the exception of costs attributable to certain share-based compensation awarded by CVR Energy prior to December 2013. We also pay our allocated portion of performance units and incentive units issued by CVR Energy in December 2013 and during 2014 and 2015 to those personnel providing services to the Partnership via the services agreement.

Under the services agreement, either our general partner, CRNF (our subsidiary) or we pay CVR Energy: (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, other than administrative personnel, who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation, except for performance units and incentive units issued in December 2013 and during 2014 and 2015; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees, including administrative personnel, who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation except as noted for performance units and incentive units issued in December 2013 and during 2014 and 2015, with such prorated share determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared personnel are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy." In addition, pursuant to the GP Services Agreement entered into among the Partnership, our general partner and CVR Energy, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the provision of services to CVR Energy on a part-time basis by employees of the Partnership, as determined by the general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. During 2015, Mr. Pytosh spent approximately 37% of his time on matters for CVR Energy. Mr. White did not provide any services to CVR Energy.
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
As discussed above, 2015 compensation for Mr. Lipinski, Ms. Ball and Mr. Walter was set by CVR Energy, while the 2015 compensation for Messrs. Pytosh and White was set by our general partner (other than 40% of the annual bonus and equity-based incentives for Mr. Pytosh, which were set by CVR Energy). The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Partners' compensation programs and the second focuses on CVR Energy's compensation programs.
CVR Partners' Compensation Programs
The following discussion relates to the 2015 compensation of the named executive officers who were employees of our general partner through December 31, 2015, Messrs. Pytosh and White. Accordingly, references to the named executive officers in this section shall refer solely to Messrs. Pytosh and White. In addition, all references to our compensation committee refer to the compensation committee of the board of directors of our general partner.
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
Elements of Compensation Program
For 2015, the three primary components of CVR Partners' compensation program were base salary, an annual performance-based cash bonus and equity-based incentive awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Partners' salaried employees.
CVR Partners believes that equity-based compensation is the primary motivator in attracting and retaining executive officers. Salary and cash bonuses are viewed as secondary. However, the compensation committee views a competitive level of salary and cash bonus as critical to retaining talented individuals.
The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The executive chairman and chief executive officer of CVR Partners, while not members of the compensation committee, review information provided by the committee's compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provide guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.
Longnecker was engaged by CVR Partners on behalf of its compensation committee to assist the committee with benchmarking of certain executive compensation levels in our industry, to generally assess the level of compensation increases from 2014 to 2015 and 2016 and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, in addition to Longnecker's 2013 study, to review and approve executive compensation levels. Longnecker's 2013 study included an analysis regarding executive compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. Management reviewed this compilation of information and then provided it to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the 2013 report and analysis prepared by Longnecker as members of CVR Partners' "peer group" — Alliance Holdings GP L.P., AmeriGas Partners L.P., Atlas Pipeline Partners L.P., Calumet Specialty Products Partners, LP, Copano Energy LLC, DCP Midstream Partners, LP, Eagle Rock Energy Partners L.P., Ferrellgas Partners L.P., Genesis Energy L.P., Natural Resource Partners, LP and PVR Partners, LP. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Partners' peer group, the focus of Longnecker's 2013 recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.
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
Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2015 in conjunction with their responsibilities and expectations for 2016. They concluded their review in November 2015, and set the following base salaries for the named executive officers as of January 1, 2016: $525,000 for Mr. Pytosh and $278,000 for Mr. White. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.
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
Information about total cash compensation paid by members of CVR Partners' peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2015, the target bonuses for the named executive officers were 125% for Mr. Pytosh and 80% for Mr. White. These target percentages were the result of individual negotiations between the named executive officers and our general partner, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Partners' peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Partners' management.
In 2012, CVR Partners adopted the CVR Partners, LP Performance Incentive Plan (the "CVR Partners PIP"), pursuant to which Messrs. Pytosh and White had the opportunity to earn bonuses in respect of 2015 performance. The payment of annual bonuses for the 2015 performance year to the named executive officers depended on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively. Specific bonus measures were determined by the compensation committee based on its review of peer group information provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Partners' overall performance resulting in increased unitholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each performance measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved.
The 2015 financial measure was fertilizer adjusted EBITDA, which was derived from fertilizer earnings before interest, taxes, depreciation and amortization, and adjusted for turnaround expenses and board-directed actions.
The 2015 operational measure was adjusted equivalent tons of UAN production as adjusted at the discretion of our compensation committee for downtime caused by third parties.
The 2015 safety measures included the following: OSHA recordable injury statistics; OSHA lost time injury statistics; EH&S severity statistics; air reportable releases; air reportable release quantity; tier 1 process safety events; and tier 2 process safety events.

The table below reflects: (i) the financial, operational and safety measures used to determine 2015 bonuses for Messrs. Pytosh and White; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2015 bonus determined based on each such measure. The named executive officers could have received 50% for threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2015 Performance Measure	2015 Performance Goals Threshold/Target/Maximum	2015 Actual Results	Portion of Target Bonus Allocable to Measure

Fertilizer Adjusted EBITDA	Threshold: $68.0 million Target: $88.0 million Maximum: $108.0 million	$106.7 million	30% of bonus for Messrs. Pytosh and White

UAN Adjusted Production Measure	Threshold: 915,000 tons Target: 963,000 tons Maximum: 990,000 tons	1,041,594 tons	50% of bonus for Messrs. Pytosh and White

OSHA recordable injury statistics	Threshold: 2 recordable events Target: 1 recordable event Maximum: 0 recordable events	0 recordable events	2% of bonus for Messrs. Pytosh and White

OSHA lost time injury statistics	Threshold: 2 recordable events Target: 1 recordable event Maximum: 0 recordable events	0 recordable event	2% of bonus for Messrs. Pytosh and White

EH&S severity statistics	Threshold: 2 recordable events Target: 1 recordable event Maximum: 0 recordable events	0 recordable events	2% of bonus for Messrs. Pytosh and White

Air reportable release	Threshold: 24 recordable events Target: 20 recordable events Maximum: 16 recordable events	15 recordable events	5% of bonus for Messrs. Pytosh and White

Air reportable release quantity	Threshold: 80,000 pounds Target: 63,000 pounds Maximum: 40,000 pounds	5,063 pounds	5% of bonus for Messrs. Pytosh and White

Tier 1 process safety events	Threshold: 3 recordable events Target: 2 recordable events Maximum: 1 recordable event	0 recordable events	2% of bonus for Messrs. Pytosh and White

Tier 2 process safety events	Threshold: 4 recordable events Target: 3 recordable events Maximum: 2 recordable events	0 recordable events	2% of bonus for Messrs. Pytosh and White
As a result of these levels of performance, Messrs. Pytosh and White earned approximately 149.03% of their respective target annual bonuses.
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
CVR Partners established its long-term incentive plan in March 2011 (the "CVR Partners LTIP") in connection with the completion of its initial public offering in April 2011. The compensation committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2015, Messrs. Pytosh and White received phantom unit awards pursuant to the CVR Partners LTIP. Mr. Pytosh also received an incentive unit award from CVR Energy, the terms of which are described below.
Perquisites.    The total value of all perquisites and personal benefits provided by CVR Partners to each of its named executive officers in 2015 was less than $10,000.

Other Forms of Compensation.    Mr. Pytosh has provisions in his employment agreement with our general partner that provide for severance benefits in the event of a termination of his employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated by Mr. Pytosh and CVR Partners.
CVR Energy's Compensation Programs
The following discussion relates to the 2015 compensation of the named executive officers who are employed by CVR Energy. In addition, this discussion addresses the bonus opportunity and equity-based incentive Mr. Pytosh participates in due to a portion of his services being dedicated to CVR Energy and its subsidiaries (including CVR Refining). Accordingly, references to the named executive officers in this section shall refer solely to Mr. Lipinski, Ms. Ball and Mr. Walter (and in certain instances, where applicable, Mr. Pytosh). In addition, all references to the compensation committee refer to the compensation committee of the board of directors of CVR Energy.
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
Elements of Compensation Program
For 2015, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based incentive awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.
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
Longnecker has been engaged by CVR Energy on behalf of its compensation committee to assist the committee with benchmarking of certain executive compensation levels, to generally assess the level of compensation increases from 2014 to 2015 and 2016 and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, in addition to Longnecker's 2013 study, to review and approve executive compensation levels. Longnecker's 2013 study included an analysis regarding executive compensation levels and the mix of compensation as compared to peer companies, companies of similar size and other relevant market information. Management reviewed this compilation of information and then provided it to the compensation committee for its use in making decisions regarding the salary, bonus and other compensation amounts paid to named executive officers. The following companies were included in the 2013 report and analysis prepared by Longnecker as members of CVR Energy's "peer group" — the independent refining companies of HollyFrontier Corporation and Tesoro Corporation, as well as PBF Energy, Inc. and Rentech, Inc. Although no specific target for total compensation or any particular element of compensation was set relative to CVR Energy's peer group, the focus of Longnecker's 2013 recommendations was centered on compensation levels between the 50th and 75th percentile of the peer group.

Base Salary.    Mr. Lipinski has an employment agreement with CVR Energy that sets forth his initial base salary. Ms. Ball had an employment agreement, provided, it expired December 31, 2015 (although she continues to be employed by CVR Energy). Mr. Walter does not have an employment agreement. Base salaries are set at a level intended to enable CVR Energy to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Energy's financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) peer or market survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.
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
Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee, with the assistance of Longnecker, most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2015 in conjunction with their responsibilities and expectations for 2016. They concluded their review in November 2015, and set the following base salaries for the named executive officers as of January 1, 2016: $1,000,000 for Mr. Lipinski (which is not a change from his 2015 salary), $425,000 for Ms. Ball and $290,000 for Mr. Walter. Individual performance, the practices of our peer group of companies as reflected in the analysis and report of Longnecker, and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the report and findings of Longnecker.
Annual Bonus.    CVR Energy's annual bonus program is designed to meet each of its compensation objectives. Specifically, CVR Energy's annual bonus program rewards executives only for measured company performance, thereby aligning the executive's interest with those of its equity holders and encouraging executives to focus on targeted performance. Further, the program also provides executives with the opportunity to earn additional compensation, thereby making its total compensation package more competitive.
Information about total cash compensation paid by members of CVR Energy's peer group is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2015, the target bonuses for the named executive officers were: John J. Lipinski (250%), Susan M. Ball (110%) and John R. Walter (100%). Mr. Pytosh maintained a target bonus of 125% for the portion of his bonus (40%) allocated to CVR Energy and its subsidiaries (including CVR Refining). These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the findings and recommendations by Longnecker based upon review of CVR Energy's peer group, companies of similar size and other relevant market information. Specific bonus measures were determined by the compensation committee, following discussions with CVR Energy management.
In March 2011, CVR Energy adopted the CVR Energy, Inc. Performance Incentive Plan (the "CVR Energy PIP"), pursuant to which the named executive officers had the opportunity to earn bonuses in respect of 2015. The payment of annual bonuses for the 2015 performance year will depend on the achievement of financial, operational and safety measures, which comprised 30%, 50% and 20% of the annual bonuses, respectively, for Ms. Ball and Messrs. Walter and Pytosh. The payment of Mr. Lipinski's annual bonus for the 2015 performance year will depend on the achievement of operational and safety measures which comprised 80% and 20% of his annual bonus, respectively. Specific bonus measures were determined by the compensation committee based on its review of peer group information provided by Longnecker and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each measure. No payment will be made with respect to the measures unless the threshold of the relevant performance measure is achieved.
The 2015 financial measure was consolidated adjusted EBITDA for CVR Energy, which was derived from earnings before interest, taxes, depreciation and amortization, and adjusted for certain non-cash share-based compensation expense, first-in, first-out (FIFO) accounting impacts, unrealized gains and losses on derivative transactions, turnaround expenses, and board-directed actions.
The 2015 operational measures include the following: petroleum reliability for the total Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day; crude transportation production, measured by gathered barrels per day; and fertilizer reliability for the fertilizer plant, measured by adjusted equivalent tons of UAN production.
The 2015 safety measures include the aggregated EH&S results for the petroleum segment pursuant to the CVR Energy PIP and the aggregated EH&S results pursuant to the CVR Partners PIP, which include the following: consolidated OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum and fertilizer); consolidated OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum and fertilizer); consolidated EH&S severity statistics (based upon EH&S severity and inclusive of petroleum and fertilizer); consolidated air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon API process safety events of petroleum and fertilizer operations); and consolidated tier 2 process safety events (based upon API process safety events of petroleum and fertilizer operations).
The table below reflects: (i) the financial, operational and safety measures used to determine 2015 bonuses for the named executive officers; (ii) the threshold, target and maximum performance levels for each measure; (iii) the actual results with respect to each measure; and (iv) the portion of the 2015 bonus that will be determined based on each such measure. The executives may receive 50% related to threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2015 Performance Measure	2015 Performance Goals Threshold/Target/Maximum	2015 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA for CVR Energy	Threshold: $297.0 million Target: $421.0 million Maximum: $615.0 million	$729.3 million	30% of bonus for Messrs. Pytosh and Walter and Ms. Ball
Petroleum Reliability Measures	Threshold: 171,000 bpd Target: 180,000 bpd Maximum: 189,000 bpd	193,077 bpd	50% of bonus for Messrs. Lipinski and Pytosh; 30% of bonus for Ms. Ball and Mr. Walter
Crude Transportation Production Measures	Threshold: 59,000 gathered bpd Target: 65,250 gathered bpd Maximum: 65,000 gathered bpd	68,743 gathered bpd	15% of bonus for Mr. Lipinski; 5% of bonus for Ms. Ball and Mr. Walter
Fertilizer Reliability Measures	Threshold: 915,000 tons Target: 963,000 tons Maximum: 990,000 tons	1,041,594 tons	15% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	14.25%	10% of bonus for Messrs. Lipinski, Pytosh and Walter and Ms. Ball
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.75%	5% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	11.5%	10% of bonus for Mr. Pytosh
Fertilizer Environmental Health & Safety Measures	Threshold: 2.5% of nitrogen payout levels Target: 5% of nitrogen payout levels Maximum: 7.5% of nitrogen payout levels	7.5%	5% of bonus for Messrs. Lipinski and Walter and Ms. Ball
As a result of these performance levels, Mr. Lipinski, Ms. Ball and Mr. Walter earned approximately 147.50% of their respective target annual bonuses, and Mr. Pytosh earned approximately 145.75% of his target annual bonus (with respect to the portion of his bonus (40%) allocated to CVR Energy and its subsidiaries (including CVR Refining)).

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
CVR Energy established a long-term incentive plan in October 2007 (the "CVR Energy LTIP") in connection with its initial public offering. In addition, CVR Energy has historically issued incentive units outside of the CVR Energy LTIP, but based on the equity of CVR Refining and otherwise consistent with the terms of the CVR Energy LTIP. The compensation committee may elect to make grants of restricted stock, options, restricted stock units or other equity-based grants under the CVR Energy LTIP, or make grants of incentive units, in each case, in its discretion or may recommend grants to the Board for its approval, as determined by the committee in its discretion.
Perquisites.    CVR Energy pays for the cost of supplemental life insurance for certain of its named executive officers. Except for the premiums associated with such supplemental life insurance, the total value of all perquisites and personal benefits provided to each of its named executive officers in 2015 was less than $10,000.
Other Forms of Compensation.    Mr. Lipinski has, and Ms. Ball previously had, provisions in their respective employment agreements with CVR Energy that provide for severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officers and CVR Energy.
Compensation Committee Report
The compensation committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee Frank M. Muller, Jr. (Chairman) Andrew Langham

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2015, 2014 and 2013. In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John J. Lipinski,	2015	1,000,000	—	—	7,187,500	32,214	8,219,714
Executive Chairman	2014	1,000,000	—	—	2,894,000	30,604	3,924,604
	2013	950,000	—	2,889,236	9,442,250	29,933	13,311,419
Mark A. Pytosh,	2015	510,000	—	1,050,002	941,703	17,076	2,518,781
Chief Executive Officer (5)	2014	313,630	125,000	1,653,350	370,240	16,188	2,478,408
Susan M. Ball,	2015	415,000	—	945,003	673,338	18,703	2,052,044
Chief Financial Officer	2014	390,000	—	930,002	451,464	18,230	1,789,696
	2013	360,000	—	896,838	468,720	17,629	1,743,187
John R. Walter (6)	2015	275,000	—	431,018	405,625	16,330	1,127,973
Senior Vice President,
General Counsel, and Secretary
William White	2015	270,000	—	280,007	321,905	20,251	892,163
Executive Vice President	2014	244,336	—	270,002	161,525	19,084	694,947
Marketing and Operations
_______________________________________

(1)	The amount in this column for Mr. Pytosh includes a $125,000 relocation bonus.

(2)
For 2015, amounts in this column reflect the aggregate grant date fair value of phantom units granted to Mr. Pytosh and Mr. White pursuant to the CVR Partners LTIP, computed in accordance with FASB ASC 718. Additionally, for 2015, amounts in this column reflect the aggregate grant date fair value for incentive units granted to Mr. Pytosh, Ms. Ball and Mr. Walter by CVR Energy. For 2014, amounts in this column reflect the aggregate grant date fair value of phantom units and certain performance units granted to Mr. Pytosh and phantom units granted to Mr. White pursuant to the CVR Partners LTIP. The grant date fair value of the performance based phantom units included for Mr. Pytosh was $633,339. Assuming the highest level of performance attainment, the value of the award would be $696,673. Additionally, for 2014, the above table reflects the aggregate grant date fair value for incentive units granted to Ms. Ball and Mr. Pytosh by CVR Energy. For 2013, the above table reflects the aggregate grant date fair value for certain performance units granted in December 2013 to Mr. Lipinski and for incentive units granted to Ms. Ball by CVR Energy. We pay for our allocated portion of performance and incentive units pursuant to the services agreement. Assumptions relied upon in such valuations are set forth in footnote 3 to our audited consolidated financial statements. The phantom and incentive units generally vest over three years, provided that the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, and subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(3)
For Messrs. Pytosh and White, amounts in this column for 2015 and 2014 reflect amounts earned pursuant to the CVR Partners PIP in respect of performance during 2015 and 2014, which are to be paid or were paid in 2016 and 2015, respectively. For Mr. Lipinski and Ms. Ball, amounts in this column for 2015, 2014 and 2013 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during 2015, 2014 and 2013, which are to be paid or were paid in 2016, 2015 and 2014, respectively. For Mr. Lipinski, the amounts for 2015 and 2013 also reflect the aggregate grant date fair value for certain performance units granted in December 2015 and December 2013, respectively, that are valued based on a performance factor that is tied to certain operational performance metrics. For Messrs. Pytosh and Walter, amounts in this column for 2015 reflect amounts earned pursuant to the CVR Energy PIP during 2015, which are to be paid in 2016.

(4)
Amounts in this column for 2015 include the following: (i) a company contribution under the CVR Energy 401(k) plan of $15,900 for each named executive officer; (ii) $12,750 for Mr. Lipinski, $1,841 for Ms. Ball, $237 for Mr. Walter and $2,799 for Mr. White in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (iii) $3,564 for Mr. Lipinski, $1,176 for Mr. Pytosh, $962 for Ms. Ball, $193 for Mr. Walter and $1,552 for Mr. White in taxable value (inclusive of associated premiums) provided by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

(5)	Mr. Pytosh's compensation for 2014 has been pro-rated to reflect amounts earned starting on May 5, 2014, the date he became employed by our general partner.

(6)
Mr. Walter became employed as senior vice president, general counsel and secretary on January 1, 2015. Prior to such date, Mr. Walter served as vice president, associate general counsel and assistant secretary for CVR Energy and our general partner.

As described in more detail in the Compensation Discussion and Analysis, named executive officers other than Messrs. Pytosh and White are employed by CVR Energy and dedicated only a portion of their time to our business in 2015. Furthermore, Mr. Pytosh dedicated a portion of his time (approximately 40%) to CVR Energy and its subsidiaries (including CVR Refining) during 2015.
The following table outlines 2015 cash compensation paid to the named executive officers who are employed by CVR Energy and was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated to our business during 2015.

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation($)	Other ($)
John J. Lipinski	140,000	—	1,006,250	4,510
Susan M. Ball	128,650	292,951	208,735	5,798
John R. Walter	101,750	159,477	150,081	6,042
_______________________________________

The following table outlines 2015 cash compensation paid to Mr. Pytosh for time he spent attributable to service to CVR Energy and its subsidiaries (including CVR Refining).

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)	Other ($)
Mark A. Pytosh	188,700	420,001	371,663	6,318

Grants of Plan-Based Awards
The following table sets forth information concerning amounts that could have been earned by our named executive officers under the CVR Energy PIP, CVR Partners PIP, CVR Energy LTIP and CVR Partners LTIP, as applicable, during 2015, as well as certain incentive unit awards made to our named executive officers.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (2)($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John J. Lipinski	—	1,250,000	2,500,000	3,750,000	—	—
	12/31/2015	2,450,000	3,500,000	3,850,000	—	—
Mark A. Pytosh	—	191,250	382,500	573,750	—	—
	—	127,500	255,000	382,500	—	—
	12/18/2015	—	—	—	80,051	630,001
	12/18/2015	—	—	—	20,548	420,001
Susan M. Ball	—	228,250	456,500	684,750	—	—
	12/18/2015	—	—	—	46,233	945,003
John R. Walter	—	137,500	275,000	412,500
	12/18/2015	—	—	—	21,087	431,018
William White	—	108,000	216,000	324,000	—	—
	12/18/2015	—	—	—	35,579	280,007
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Partners PIP (with respect to Messrs. Pytosh and White) or under the CVR Energy PIP (with respect to Messrs. Lipinski and Pytosh, Ms. Ball and Mr. Walter) in respect of 2015 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2015 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis. For Mr. Lipinski, amounts also reflect those that could be earned under certain performance units issued in December 2015 at threshold, target, and maximum based on performance factors that are tied to operational performance metrics.

(2)
Reflects the grant date fair value of certain incentive units awarded to Ms. Ball and Messrs. Pytosh and Walter by CVR Energy during 2015, computed in accordance with FASB ASC 718. Reflects the grant date fair value of phantom units awarded to Mr. Pytosh and Mr. White under the CVR Partners LTIP during 2015, computed in accordance with FASB ASC 718.

Employment Agreements
John J. Lipinski.    On July 12, 2005, Coffeyville Resources, LLC entered into an employment agreement with Mr. Lipinski, as chief executive officer, which was subsequently assumed by CVR Energy and amended and restated effective as of January 1, 2008, January 1, 2010, January 1, 2011, January 1, 2014 and January 1, 2016. The agreement has a two year term continuing through December 31, 2017, unless otherwise terminated by CVR Energy or Mr. Lipinski; provided CVR Energy may extend the agreement in one-year increments by providing 90 days' notice prior to the expiration of the initial term or then current renewal term. Mr. Lipinski receives an annual base salary of $1,000,000 effective as of January 1, 2016. Mr. Lipinski is also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary for 2016, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Mr. Lipinski is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lipinski is eligible to receive annually (commencing December 31, 2015) on the anniversary of the agreement date a grant of performance units pursuant to the CVR Energy LTIP having an aggregate value of $3.5 million. The material terms of the performance units are described below. Mr. Lipinski is also eligible to receive an incentive payment of $5 million if (i) CVR Energy (or a subsidiary thereof) obtains an equity or management interest in a logistics master limited partnership (a “Logistics MLP”) in a transaction approved by CVR Energy’s (or such subsidiary’s) Board of Directors, provided such Logistics MLP results from an initial public offering, spin transaction, acquisition or joint venture, and (ii) such Logistics MLP is trading on a national securities exchange on or prior to December 31, 2017. Payment of the incentive payment is conditioned upon (x) the foregoing performance objectives being achieved, and (y) Mr. Lipinski remaining employed with CVR Energy through December 31, 2017 (unless, if an employment termination occurs earlier than December 31, 2017, such termination (A) occurs after achievement of such performance objectives and (B) is carried out by CVR Energy without cause or by Mr. Lipinski for good reason (as such terms are defined in the employment agreement)). The employment agreement provides that any such incentive payment will be the obligation of the Logistics MLP and not of CVR Energy. The agreement requires Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lipinski's agreement provides for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Mark A. Pytosh.    CVR GP, LLC, our general partner, entered into an employment agreement with Mr. Pytosh effective as of May 5, 2014, as amended December 19, 2014. The agreement has a term extending through December 31, 2016, unless otherwise terminated by CVR GP or Mr. Pytosh. Mr. Pytosh receives an annual base salary of $525,000 effective as of January 1, 2016. Mr. Pytosh is also eligible to receive a performance-based annual cash bonus with a target payment equal to 135% of his annual base salary for 2016, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR GP for each fiscal year; provided, in 2015 and thereafter, a portion of his bonus will be based upon individual and/or company performance criteria established by the compensation committee of the board of directors of CVR Energy to the extent Mr. Pytosh performs services for CVR Energy. Mr. Pytosh is also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives. The agreement requires Mr. Pytosh to abide by perpetual restrictive covenants relating to non-disclosure and non-disparagement, and also include covenants relating to non-solicitation and non-competition during his employment and for six months following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Susan M. Ball.    On October 23, 2007, CVR Energy entered into an employment agreement with Ms. Ball, which was amended on March 5, 2009 and October 9, 2009, and amended and restated on each of January 1, 2010 and January 1, 2011. This agreement was subsequently amended and restated effective as of on August 7, 2012 in connection with Ms. Ball's promotion to the role of chief financial officer and treasurer, and amended again on December 31, 2013. Ms. Ball receives an annual base salary of $425,000 effective as of January 1, 2016. Ms. Ball is also eligible to receive a performance-based annual cash bonus with a target payment equal to 120% of her annual base salary for 2016, to be based upon individual and/or performance criteria as established by the compensation committee of the board of directors of CVR Energy for each fiscal year. In addition, Ms. Ball is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. The agreement requires Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure and also includes covenants relating to non-solicitation and non-competition that govern during her employment and for one year following termination of employment. In addition, the agreement provides for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments." The agreement expired pursuant to its terms on December 31, 2015.
John R. Walter. Mr. Walter does not have an employment agreement. Mr. Walter is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives.
William White. Mr. White does not have an employment agreement. Mr. White is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Partners LTIP that were held by certain of the named executive officers as of December 31, 2015, as well as outstanding incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense. The table also includes incentive unit awards made to Mr. Pytosh by CVR Energy for which the Partnership does not share in the expense.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Mark A. Pytosh	10,038	(2)	98,975
	44,396	(3)	411,107
	15,332	(4)	338,071
	80,051	(5)	641,209
	20,548	(6)	388,974
Susan M. Ball	13,216	(7)	330,136
	34,949	(4)	770,625
	46,233	(6)	875,191
John R. Walter	2,937	(7)	73,366
	15,502	(4)	341,819
	21,087	(6)	399,177
William White	5,081	(8)	54,214
	19,586	(3)	181,366
	35,579	(5)	284,988
_______________________________________

(1)
This column represents the number of unvested units outstanding on such date, multiplied by the closing price of the units on December 31, 2015, which: (i) for purposes of the phantom units described in footnote (2) below, was $9.86 (the closing price of $8.01 plus $1.85 in accrued distributions); (ii) for purposes of the phantom units described in footnote (3) below, was $9.26 (the closing price of $8.01 plus $1.25 in accrued distributions); (iii) for purposes of the incentive units described in footnote (4) below was $22.05 (the closing price of $18.93 plus $3.12 in accrued distributions); (iv) for purposes of the phantom units described in footnote (5) below, was $8.01; (v) for purposes of the incentive units described in footnote (6) below, was $18.93; (vi) for purposes of the incentive units described in footnote (7) below, was $24.98 (the closing price of $18.93 plus $6.05 in accrued distributions); and (vii) for purposes of the phantom units described in footnote (8) below was $10.67 (the closing price of 8.01 plus $2.66 in accrued distributions).

(2)
The phantom units reflected were issued on May 5, 2014. The remaining unvested units are scheduled to vest in connection with the performance cycle ending December 31, 2016 provided the executive continue to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(3)
The phantom units reflected were issued on December 26, 2014 and are scheduled to vest in one-half increments on December 26, 2016 and 2017, provided the executive continues to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(4)
The incentive units reflected were issued on December 26, 2014 and are scheduled to vest in one-half increments on December 26, 2016 and 2017, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(5)
The phantom units reflected were issued on December 18, 2015 and are scheduled to vest in one-third annual increments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(6)
The incentive units reflected were issued on December 18, 2015 and are scheduled to vest in one-third annual increments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(7)
The incentive units reflected were issued on December 31, 2013. The remaining unvested units are scheduled to vest on December 27, 2016, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(8)
The phantom units reflected were issued on December 27, 2013. The remaining unvested units are scheduled to vest on December 27, 2016, provided the executive continues to serve as an employee of the Partnership or one of its subsidiaries or parents on each such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

Equity Awards Vested During Fiscal Year 2015
This table reflects the portion of phantom units granted pursuant to the CVR Partners LTIP as well as incentive unit awards made by CVR Energy for which the Partnership shared in the expense that vested during 2015. The table also includes incentive unit awards made to Mr. Pytosh by CVR Energy that vested during 2015 and for which the Partnership did not share in the expense.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Pytosh	10,039	100,591	(1)
	22,199	195,351	(2)
	7,667	175,114	(3)
Susan M. Ball	13,216	357,889	(4)
	17,475	399,129	(3)
John R. Walter	2,937	79,534	(4)
	7,751	177,033	(3)
William White	3,261	25,631	(5)
	5,081	55,027	(6)
	9,794	86,187	(2)
_______________________________________

(1)
For phantom units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners' common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of CVR Partners' production of UAN, and (ii) accrued distributions of $1.85 per unit.

(2)
For phantom units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners' common units in accordance with the agreement, and (ii) accrued distributions of $1.25 per unit.

(3)
For incentive units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, and (ii) accrued distributions of $3.12 per unit.

(4)
For incentive units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, and (ii) accrued distributions of $6.05 per unit.

(5)
For phantom units that became vested during fiscal year 2015, the amounts reflected are calculated by multiplying the number of units that became vested by the closing market price of our units on the NYSE on the applicable vesting date.

(6)
For phantom units that became vested during fiscal year 2015, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners' common units in accordance with the agreement, and (ii) accrued distributions of $2.66 per unit.

Reimbursement of Expenses of Our General Partner
Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ending December 31, 2015, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $17.9 million.
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
Change-in-Control and Termination Payments
Under the terms of certain of the named executive officers' employment agreements with our general partner or CVR Energy (as applicable), they are entitled to severance and other benefits from us or CVR Energy following the termination of their employment under certain circumstances. The amounts of potential post-employment payments and benefits in the narrative and table below assume that the triggering event took place on December 31, 2015, are based on salaries as of December 31, 2015, assume the payment of bonuses at 100% of target, and for purposes of retirement, assumes the individual is eligible for retirement. Pursuant to the services agreement that we entered into with CVR Energy, we are responsible only for the payment of severance and other benefits costs following the termination of employment of the executive officers that are expected to devote 100% of their time to managing our business, which excludes all of our named executive officers employed by CVR Energy.
John J. Lipinski.    If Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski is entitled to receive as severance: (i) salary continuation for the lesser of (A) 36 months and (B) the greater of (x) the remainder of the term of the employment agreement and (y) 12 months (such period, the "Post-Employment Period"); (ii) a pro-rata bonus for the year in which termination occurs based on actual results; and (iii) and the continuation of medical, dental, vision and life insurance benefits ("Welfare Benefits") during the Post-Employment Period, or if earlier, until he becomes eligible for such benefits from a subsequent employer. In addition, if Mr. Lipinski's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/12 of his target bonus for the year of termination for each month of the Post-Employment Period.
If Mr. Lipinski's employment is terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lipinski under disability plan(s), Mr. Lipinski is entitled to (i) disability payments during the Post-Employment Period equal to, in the aggregate, Mr. Lipinski's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and (ii) a pro-rata bonus for the year in which termination occurs based on actual results. As a condition to receiving these severance payments and benefits, Mr. Lipinski must (i) execute, deliver and not revoke a general release of claims and (ii) abide by restrictive covenants as detailed below. If

Mr. Lipinski's employment is terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lipinski's beneficiary (or his estate) will be paid (i) the base salary Mr. Lipinski would have received had he remained employed through the Post-Employment Period, and (ii) a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lipinski's supplemental disability payments or the payments due to Mr. Lipinski's beneficiary or estate by reason of his death. Mr. Lipinski will be required to cooperate in obtaining such insurance. Upon a termination by reason of Mr. Lipinski's retirement after reaching age 62, in addition to any Accrued Amounts, Mr. Lipinski will receive (i) continuation of Welfare Benefits during the Post-Employment Period at active-employee rates or until such time as Mr. Lipinski becomes eligible for such benefits from a subsequent employer, (ii) provision of an office at CVR Energy's headquarters and use of CVR Energy's facilities and administrative support during the Post-Employment Period at CVR Energy's expense and, at Mr. Lipinski's request, for two years following the Post-Employment Period at Mr. Lipinski's expense, and (iii) a pro-rata bonus for the year in which termination occurs based on actual results.
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
Mark A. Pytosh.    If the employment of Mr. Pytosh is terminated either by our general partner without cause and other than for disability or by Mr. Pytosh for good reason (as such terms are defined in his employment agreements), then Mr. Pytosh is entitled, in addition to any Accrued Amounts, to receive as severance (i) salary continuation for the lesser of six months or the remainder of the term of the agreement, (ii) a pro-rata bonus for the year in which termination occurs based on actual results and (iii) subject to his timely election, and the availability thereof, continuation coverage under our general partner's group health plan as provided under Part 6 of Title I of the Employment Retirement Income Security Act of 1974 (as amended) and Section 4980B of the Internal Revenue Code of 1986 (as amended) (collectively, "COBRA") for the applicable continuation period under COBRA.
As a condition to receiving these severance payments and benefits, Mr. Pytosh must (i) execute, deliver and not revoke a general release of claims and (ii) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to Mr. Pytosh would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the executive officer on an after-tax basis than if there were no reduction. Mr. Pytosh would solely be entitled to Accrued Amounts, if any, upon the termination of employment by our general partner for cause, or by Mr. Pytosh voluntarily without good reason. The agreement requires Mr. Pytosh to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also includes covenants relating to non-solicitation and covenants relating to non-competition during the employment term and for six months following the end of the term.
Susan M. Ball.    If the employment of Ms. Ball had terminated on December 31, 2015 either by CVR Energy without cause and other than for disability or by Ms. Ball for good reason (as such terms are defined in her employment agreement), then Ms. Ball would have been entitled, in addition to any Accrued Amounts, to receive as severance (i) salary continuation for the lesser of 12 months or the remainder of the term of her employment agreement (the "Severance Period"), (ii) a pro-rata bonus for the year in which termination occurs, based on actual results and (iii) the continuation of Welfare Benefits during the Severance Period at active-employee rates or until such time as she becomes eligible for such benefits from a subsequent employer. In addition, if Ms. Ball's employment would have been terminated either by CVR Energy without cause and other than for disability or by Ms. Ball for good reason (as these terms are defined in her employment agreement) within one year following a change in control (as defined in her employment agreement) or in specified circumstances prior to and in connection with a change in control, she would have been entitled to receive monthly payments equal to 1/12 of her target bonus for the year of termination during the Severance Period. Upon a termination of Ms. Ball's employment upon retirement after reaching age 65, in addition to any Accrued Amounts, she will receive (i) a pro-rata bonus for the year in which termination occurs, based on actual results and (ii) continuation of Welfare Benefits for 24 months at active-employee rates or until such time as she becomes eligible for such benefits from a subsequent employer.
In the event that Ms. Ball would have been eligible to receive continuation of Welfare Benefits at active-employee rates but was not eligible to continue to receive benefits under CVR Energy's plans pursuant to the terms of such plans or a determination by the insurance providers, CVR Energy would have used reasonable efforts to obtain individual insurance policies providing her with such benefits at the same cost to CVR Energy as providing them with continued coverage under CVR Energy's plans. If such coverage could not be obtained, CVR Energy would have paid Ms. Ball on a monthly basis during the relevant continuation period, an amount equal to the amount CVR Energy would have paid had they continued participation in its plans.
As a condition to receiving these severance payments and benefits, Ms. Ball would have been required to (i) execute, deliver and not revoke a general release of claims and (ii) abide by restrictive covenants as detailed below. The agreements provide that if any payments or distributions due to Ms. Ball would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions would be cut back only if that reduction would be more beneficial to Ms. Ball on an after-tax basis than if there were no reduction. Ms. Ball would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by Ms. Ball voluntarily without good reason and not by reason of retirement, death or disability. The agreement required Ms. Ball to abide by a perpetual restrictive covenant relating to non-disclosure. The agreement also included a covenant relating to non-solicitation and non-competition during her employment term and for one year following the end of the term.
John R. Walter and William White.    Each of Messrs. Walter and White do not have an employment agreement and is not entitled to any severance and other benefits from CVR Energy or our general partner following the termination of their employment.

	Cash Severance ($)					Benefit Continuation ($)(3)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski	3,500,000	3,500,000	2,500,000	3,500,000	6,000,000	—	—	16,760	16,760	16,760
Mark A. Pytosh	—	—	—	892,500	892,500	—	—	—	—	—
Susan M. Ball	—	—	456,500	456,500	456,500	—	—	6,098	—	—
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

(3)	Beginning in 2014, CVR Energy switched to a self-insured medical plan, and premiums for the named executive officers are paid by the employee only.
The employment agreement for Ms. Ball expired on December 31, 2015 (although she continues to be employed by CVR Energy). In addition, the employment agreement for Mr. Lipinski was amended and restated effective January 1, 2016.
With respect to Mr. Lipinski, as of January 1, 2016: (i) in the event of Mr. Lipinski’s termination by CVR Energy other than (A) for cause or (B) due to death or disability (as defined in his employment agreement), or in the event of Mr. Lipinski’s resignation for good reason, Mr. Lipinski will receive salary continuation payments for the lesser of six months and the remainder of the term of the employment agreement (such period, as applicable, the “Amended Post-Employment Period”), and a pro-rata bonus for the year in which termination occurs based on actual results; provided, if the foregoing occurs within one year following a change in control (as defined in the employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski will receive 1/6 of his target bonus for the year of termination for each month of the Amended Post-Employment Period; provided, in connection with any such termination, CVR Energy will not be required to cover the cost of any welfare benefits continuation coverage for Mr. Lipinski; (ii) in the event of Mr. Lipinski’s termination by CVR Energy due to his disability, Mr. Lipinski will receive supplemental disability payments during the Amended Post-Employment Period equal to the rate of Mr. Lipinski’s base salary as in effect immediately before his disability, plus a pro-rata bonus for the year in which termination occurs based on actual results; (iii) in the event of Mr. Lipinski’s termination due to his death, Mr. Lipinski’s estate will receive his base salary for the Amended Post-Employment Period, plus a pro-rata bonus for the year in which termination occurs based on actual results; and (iv) Mr. Lipinski does not receive any payments or benefits in the event of retirement.
Each of the named executive officers of our general partner who is employed by CVR Energy (except for Mr. Lipinski), as well as Mr. Pytosh, who is employed by our general partner, has been granted incentive units by CVR Energy.
In December 2013, CVR Energy granted Ms. Ball and Mr. Walter awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of CVR Refining's common units for the first ten trading days in the month of vesting, plus (ii) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on December 27, 2014, subject to immediate vesting under certain circumstances. The awards become immediately vested with respect to Ms. Ball in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If (A) Ms. Ball or Mr. Walter is terminated other than for cause or, (B) with respect to Ms. Ball, she resigns for good reason in the absence of a change in control, or (C) if such named executive officer's employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
In December 2014 and 2015, CVR Energy granted Mr. Pytosh, Ms. Ball and Mr. Walter awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of CVR Refining's common units for the ten trading days preceding vesting, plus (ii) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. With respect to Ms. Ball, the awards become immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If (A) Mr. Pytosh, Ms. Ball or Mr. Walter is terminated other than for cause or, (B) with respect to Mr. Pytosh or Ms. Ball, such named executive officer resigns for good reason in the absence of a change in control, or (C) if such named executive officer's employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
In December 2015, CVR Energy granted Mr. Lipinski an award of performance units. The award represent the right to receive a cash payment equal to $1,000 multiplied by certain performance factors. The award is subject to transfer restrictions and carries a performance cycle ending on December 31, 2016. In the event of Mr. Lipinski’s termination of employment prior to the applicable payment date by reason of Mr. Lipinski’s death or disability, all performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event prior to the applicable payment date Mr. Lipinski's employment is terminated by CVR Energy other than for cause or by reason of Mr. Lipinski’s resignation for good reason, a pro rata portion of the performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lipinski, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event that Mr. Lipinski’s employment terminates for any other reason prior to the dates set forth above, all performance units with respect to which a payment date has not yet occurred will be forfeited immediately.
The following table reflects the value of accelerated vesting of the unvested incentive units held by the named executive officers assuming the triggering event took place on December 31, 2015. For purposes of: (i) the December 2013 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the first 10 trading days of December 2015, or $21.03 per unit plus accrued distributions of $6.05 per unit; (ii) the December 2014 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2015, or $19.40 per unit plus accrued distributions of $3.12 per unit; and (iii) the December 2015 incentive unit awards, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2015, or $19.40 per unit. The table does not take into consideration the value of the performance units held by Mr. Lipinski (which is the only award held by Mr. Lipinski) since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated. Messrs. Pytosh and Walter do not have any awards from CVR Energy that qualify for acceleration in the event of their termination as of December 31, 2015.

Value of Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Susan M. Ball	—	—	—	—	2,041,860
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.
Mr. Pytosh and Mr. White have been granted phantom units pursuant to the CVR Partners LTIP.
In December 2013, CVR Partners granted Mr. White an award consisting of phantom units and distribution equivalent rights. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of CVR Partners' common units for the first ten trading days in the month of vesting, plus (ii) the per unit cash value of all distributions declared and paid by CVR Partners from the grant date to and including the vesting date. The award is subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. If Mr. White is terminated other than for cause, or if his employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
In May 2014, CVR Partners granted Mr. Pytosh an award of performance-based phantom units and distribution equivalent rights. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of CVR Partners' common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of CVR Partners' production of UAN, and (ii) the per unit cash value of all distributions declared and paid by CVR Partners from the grant date to and including the vesting date. The awards are subject to transfer restrictions and carry performance cycles ending on December 31, 2014, 2015 and 2016. In the event of Mr. Pytosh’s termination of employment prior to December 31, 2016 by reason of Mr. Pytosh’s death or disability or by CVR Partners other than for cause (as each term is defined in the LTIP), all phantom units and distribution equivalent rights with respect to the performance cycle in which the termination occurs and with respect to any performance cycle that has been completed at the time of such termination (but remains unpaid) will remain outstanding, and amounts due to Mr. Pytosh, if any, with respect to such phantom units and distribution equivalent rights will be paid in the ordinary course as if his employment had not terminated (provided, in such instances the performance factor may not exceed 100%).
In December 2014 and 2015, CVR Partners granted Mr. Pytosh and Mr. White awards consisting of phantom units and distribution equivalent rights. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the CVR Partners' common units for the ten trading days preceding vesting, plus (ii) the per unit cash value of all distributions declared and paid by CVR Partners from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. If Mr. Pytosh or Mr. White is terminated other than for cause or if Mr. Pytosh resigns for good reason, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
Messrs. Pytosh and White do not have any awards from CVR Partners that qualify for acceleration in the event of their termination as of December 31, 2015.
Compensation of Directors
Directors of our general partner who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for their services. During 2015, independent directors received an annual director fee of $55,000. The audit committee chair received an additional fee of $15,000 per year, while independent directors serving on the audit committee received an additional fee of $7,500 per year. The compensation committee chair received an additional fee of $8,000 per year, while independent directors serving on the compensation committee received an additional fee of $5,000 per year. The chair of the environmental, health and safety committee received an additional fee of $8,000 per year, while independent directors serving on the environmental, health and safety committee received an additional fee of $5,000 per year. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses.

The following table sets forth the compensation received by each independent director of our general partner for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards($)	Total Compensation ($)
Donna R. Ecton	75,000	—	75,000
Frank M. Muller, Jr.	75,500	—	75,500
Peter K. Shea	68,500	—	68,500
_______________________________________

(1)	Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our common units as of February 16, 2016 by:

•	our general partner;

•	each of our general partner's directors;

•	each of our named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent
CVR GP, LLC(1)	—	—
Coffeyville Resources, LLC(2)	38,920,000	53.2%
John J. Lipinski(3)	187,500	*
Mark A. Pytosh(4)	55,932	*
Susan M. Ball	1,800	*
William White	4,378	*
John R. Walter	—	—
SungHwan Cho	—	—
Donna R. Ecton(5)	26,469	*
Andrew Langham	—	—
Frank M. Muller, Jr.(6)	35,122	*
Peter K. Shea	586	*
All directors and executive officers of our general partner as a group (10 persons)(7)	311,787	*
_______________________________________

*	Less than 1%

(1)	CVR GP, LLC, a wholly-owned subsidiary of Coffeyville Resources, is our general partner and manages and operates our business and has a non-economic general partner interest.

(2)
Coffeyville Resources is an indirect wholly-owned subsidiary of CVR Energy. CVR Energy may be deemed to have direct beneficial ownership of the common units held by Coffeyville Resources by virtue of its control of Coffeyville Resources. The directors of CVR Energy are Carl C. Icahn, Bob. G. Alexander, SungHwan Cho, Andrew Langham, John J. Lipinski, Courtney Mather, Stephen Mongillo and James M. Strock.

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

(7)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (i) the 187,500 common units owned directly or indirectly by Mr. Lipinski, the 55,932 common units owned by Mr. Pytosh, the 1,800 common units owned by Ms. Ball and the 4,378 common units owned by William White, (ii) the 26,469 common units owned by Ms. Ecton, (iii) the 35,122 common units owned by Mr. Muller, (iv) the 586 owned by Mr. Shea.

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
The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2015. The CVR Partners LTIP was approved by the board of directors of our general partner in March 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Vesting	Weighted-Average Exercise Price of Outstanding Securities	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
CVR Partners, LP Long- Term Incentive Plan	—	—	4,820,215	(1)
Equity compensation plans not approved by security holders:	—	—
None
Total	—	—	4,820,215
_______________________________________

(1)
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
Agreements with CVR Energy and Its Subsidiaries
CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries that govern the business relations among each party. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. The agreements are described as in effect at December 31, 2015.
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
We obtain most (over 70% on average during the last five years) of the pet coke we need from CRRM's adjacent crude oil refinery pursuant to the pet coke supply agreement, and procure the remainder through a contract with HollyFrontier Corporation and on the open market. The price we pay pursuant to the pet coke supply agreement is based on the lesser of a pet coke price derived from the price received for UAN (the "UAN-based price") or a pet coke price index. The UAN-based price begins with a pet coke price of $25 per ton based on a price per ton for UAN (exclusive of transportation cost), or netback price, of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.
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
The agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.
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
The cost of pet coke cost per ton purchased from CRRM averaged $19, $24 and $27 for the years ended December 31, 2015, 2014 and 2013, respectively. Total cost of pet coke from CRRM to CRNF were approximately $6.6 million, $9.2 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and included in cost of product sold (exclusive of depreciation and amortization) on the Consolidated Statement of Operations. Payables of $0.3 million and $0.5 million related to the coke supply agreement were included in accounts payable on the Consolidated Balance Sheets at December 31, 2015 and 2014, respectively. Third-party pet coke prices averaged $40, $41 and $40 for the years ended December 31, 2015, 2014 and 2013, respectively. Total purchases of pet coke from third parties were approximately $5.4 million, $4.4 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Feedstock and Shared Services Agreement
We are party to a feedstock and shared services agreement with CRRM, under which we and CRRM provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and our nitrogen fertilizer plant. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas.
Pursuant to the feedstock agreement, we and CRRM have agreed, to transfer hydrogen to one another; provided CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. The feedstock agreement provides hydrogen supply and pricing terms for sales of hydrogen by both parties. Pricing for sales of hydrogen from us to CRRM is based on ammonia prices for sales of hydrogen up to a designated amount. For sales of hydrogen in excess of such amount, the pricing reverts to a UAN pricing structure to make us whole, as if we had produced UAN for sale. Pricing for sales of hydrogen by CRRM to us is based off of the price of natural gas. The hydrogen sales that we and CRRM make to each other are netted on a monthly basis, and we or CRRM will be paid to the extent that either of us sells more hydrogen than purchased in any given month. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners. For the years ended December 31, 2015, 2014 and 2013, the net sales generated from the sale of hydrogen to CRRM were approximately $11.8 million, $10.1 million and $11.4 million, respectively. For the years ended December 31, 2015, 2014 and 2013, CVR Partners also recognized $8,000, $41,000 and $0.6 million, respectively, of cost of product sold (exclusive of depreciation and amortization) related to the transfer of hydrogen from the refinery. At December 31, 2015 and 2014, there was approximately $0.5 million and $1.3 million, respectively, of receivables included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.
The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net reimbursed or (paid) recorded in direct operating expenses during the years ended December 31, 2015, 2014 and 2013 were approximately $0.1 million, $(0.1) million and $0.1 million, respectively, related to high-pressure steam. Reimbursements or paid amounts for each of the years on a gross basis were nominal.
We are also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by us in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in our electric bill. Reimbursed direct operating expenses associated with nitrogen for the years ended December 31, 2014 and 2013 were approximately $1.0 million and $0.5 million, respectively, and were nominal for the year ended December 31, 2015.
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
The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the years ended December 31, 2015, 2014 and 2013, net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF has agreed to pay CRRM the cost of installing the pipe over the next three years and, in 2014, provided an additional 15% to cover the cost of capital. At December 31, 2015 and 2014, an asset of approximately $0.2 million and $0.2 million, respectively, was included in prepaid expenses and other current assets and approximately $0.8 million and $1.0 million, respectively, was included in other long-term assets. Additionally, at December 31, 2014, there was an offset liability of approximately $0.1 million in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
CRNF also occasionally provides finished product tank capacity to CRRM under the agreement. Approximately $0.2 million and $0.3 million were reimbursed by CRRM for the use of tank capacity for the years ended December 31, 2015 and 2013, respectively. This reimbursement was recorded as a reduction to direct operating expenses.
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
The agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the nitrogen fertilizer plant or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent. Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages, from either party or certain affiliates.
At both December 31, 2015 and 2014, receivables of $0.2 million were included in prepaid expenses and other current assets on the Consolidated Balance Sheets associated for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to hydrogen sales and tail gas discussed above. At December 31, 2015 and 2014, payables of $0.7 million and $1.1 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.
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
The term of the agreement is perpetual unless (i) the agreement is terminated by either party upon three years' prior written notice in the manner described above or (ii) the agreement is otherwise terminated by the mutual written consent of the parties.
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
Terminal and Operating Lease Agreement.  On May 4, 2012, CRNF entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For each of the years ended December 31, 2015, 2014 and 2013, CVR Partners recognized approximately $0.1 million of cost of product sold (exclusive of depreciation and amortization) related to the terminal and operating lease agreement.
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
We and our general partner are not required to pay any compensation, salaries, bonuses or benefits to any of CVR Energy's employees who provide services to us or our general partner on a full-time or part-time basis; CVR Energy will continue to pay their compensation. However, personnel performing the actual day-to-day business and operations at the nitrogen fertilizer plant level will be employed directly by us and our subsidiaries, and we will bear all personnel costs for these employees. We pay our allocated portion of performance units and incentive units issued by CVR Energy to those personnel providing services to the Partnership via the services agreement. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans.
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
Net amounts incurred under the services agreement for the years ended December 31, 2015, 2014 and 2013, were approximately $14.2 million, $14.6 million and $14.4 million, respectively.

GP Services Agreement
The Partnership is party to a GP services agreement by and among the Partnership, CVR GP, LLC and CVR Energy. This agreement allows CVR Energy to engage CVR GP, LLC, in its capacity as the Partnership's general partner, to provide CVR Energy with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership's general partner and CVR Energy from time to time. As payment for certain specific services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the employment of the certain employees who provide CVR Energy services on a part-time basis, as determined by the Partnership's general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy. CVR Energy is not required to directly pay any compensation, salaries, bonuses or benefits to any of the Partnership's or general partner's employees who provide other services to CVR Energy on a full-time or part-time basis, thus the Partnership will continue to pay their compensation.
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
Agreements with IEP
Railcar Lease Agreement
From March 2009 through June 2013, the Partnership leased 199 railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. On June 13, 2013, the Partnership purchased the railcars from ARL for approximately $5.0 million. For the year ended December 31, 2013, rent expense of approximately $0.4 million was recorded in cost of product sold in the Consolidated Statement of Operations related to this agreement.
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
Conflicts of Interest
Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including Coffeyville Resources, CVR Energy and CVR Refining), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of (i) the overlap of directors and officers between our general partner and CVR Energy and CVR Refining, which may result in conflicting obligations by these officers and directors, and (ii) duties of our general partner to act for the benefit of CVR Energy and its stockholders, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to Coffeyville Resources, its owner, and the stockholders of CVR Energy, its indirect parent. At the same time, our general partner has a contractual duty under our partnership agreement to manage us in a manner that is in our best interests.
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
Item 14.    Principal Accounting Fees and Services
Grant Thornton LLP ("Grant Thornton") has served as the Partnership's independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2016.
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2015.
The following table presents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2015 and 2014:

	Fiscal	Fiscal
	Year 2015	Year 2014

(in thousands)
Audit fees (1)	$604	$575
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$604	$575

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See "Index to Consolidated Financial Statements" Contained in Part II, Item 8 of this Report.
(a)(2) Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.
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

4.2**
Amended and Restated Registration Rights Agreement, dated as of April 13, 2011, by and between CVR Partners, LP and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

4.3**
Registration Rights Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on August 13, 2015).

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

10.13**	GP Services Agreement, dated as of November 29, 2011, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 24, 2012).

10.13.1**
Amendment to GP Services Agreement, dated as of June 27, 2014, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on August 1, 2014).

10.14**
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

10.16**†	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.16.1**†	Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.13.1 of the Form S-1/A filed on March 17, 2011).

10.16.2**†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13.2 of the Form S-1/A filed on March 17, 2011).

10.16.3**†	Form of Director Unit Issuance Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on August 8, 2011).

10.16.4**†	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.18.4 of the Form 10-K filed on March 1, 2013).

10.16.5**†	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.7.5 of the Form 10-K filed on February 20, 2015).

10.17**†	Employee Phantom Unit Agreement, dated as of May 5, 2014, by and between CVR Partners, LP and Mark A. Pytosh (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 1, 2014).

10.18*†	Fifth Amended and Restated Employment Agreement, dated as of December 31, 2015, by and between CVR Energy, Inc. and John J. Lipinski.

10.19**†	Employment Agreement, dated as of April 16, 2014, by and between CVR GP, LLC and Mark A. Pytosh (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 1, 2014).

10.19.1**†
Amendment to Employment Agreement, dated as of December 19, 2014, by and between CVR GP, LLC and Mark A. Pytosh (incorporated by reference to Exhibit 10.21.1 of the Form 10-K filed on February 20, 2015).

10.20*†	Performance Unit Agreement, dated as of December 31, 2015, by and between CVR Energy, Inc. and John J. Lipinski.

10.21**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).

10.22**†	CVR Partners, LP Performance Incentive Plan (incorporated by reference to Exhibit 10.28 of the Form 10-K filed on March 1, 2013).

10.23**
Voting and Support Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Rentech, Inc., Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 13, 2015).

10.24**
Transaction Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech, Inc., Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 13, 2015).

10.25**
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

10.26**	Commitment Letter, dated as of August 9, 2015, by and between Coffeyville Resources, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on August 13, 2015).

21.1**	List of Subsidiaries of CVR Partners, LP (incorporated by reference to Exhibit 21.1 of the Form 10-K filed on March 1, 2013).

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Chairman.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Executive Officer and President.

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Financial Officer and Treasurer.

32.1*	Section 1350 Certification of Executive Chairman, Chief Executive Officer and President and Chief Financial Officer and Treasurer.

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

_______________________________________

*	Filed herewith.

**	Previously filed.

†	Denotes management contract or compensatory plan or arrangement.

+	Schedule have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CVR Partners, LP hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
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
Date: February 18, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. LIPINSKI	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 18, 2016
John J. Lipinski

/s/ MARK A. PYTOSH	Chief Executive Officer and President (Principal Executive Officer)	February 18, 2016
Mark A. Pytosh

/s/ SUSAN M. BALL	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 18, 2016
Susan M. Ball

/s/ SUNGHWAN CHO	Director	February 18, 2016
SungHwan Cho

/s/ DONNA R. ECTON	Director	February 18, 2016
Donna R. Ecton

/s/ ANDREW LANGHAM	Director	February 18, 2016
Andrew Langham

/s/ FRANK M. MULLER, JR.	Director	February 18, 2016
Frank M. Muller, Jr.

/s/ PETER K. SHEA	Director	February 18, 2016
Peter K. Shea