Form 10-Q
period 2016-03-31
CVR PARTNERS, LP
filed 2016-04-29
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 113,282,973 common units outstanding at April 26, 2016.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2016

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (this "Report"):

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

catalyst	A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

Coffeyville Resources or CRLLC	Coffeyville Resources, LLC, the subsidiary of CVR Energy which directly owns our general partner and 38,920,000 common units.

common units	Common units representing limited partner interests of CVR Partners, LP.

corn belt	The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

CVR Energy	CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI," which indirectly owns our general partner and the common units owned by CRLLC.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$51,979	$49,967
Accounts receivable, net of allowance for doubtful accounts of $258 and $27, at March 31, 2016 and December 31, 2015, respectively	9,066	7,187
Inventories	32,592	37,529
Prepaid expenses and other current assets, including $283 and $883 from affiliates at March 31, 2016 and December 31, 2015, respectively	3,100	3,862
Total current assets	96,737	98,545
Property, plant, and equipment, net of accumulated depreciation	387,635	393,133
Goodwill	40,969	40,969
Other long-term assets, including $732 and $777 with affiliates at March 31, 2016 and December 31, 2015, respectively	3,881	3,608
Total assets	$529,222	$536,255
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $1,617 and $1,940 due to affiliates at March 31, 2016 and December 31, 2015, respectively	$11,488	$11,103
Personnel accruals, including $1,230 and $1,974 with affiliates at March 31, 2016 and December 31, 2015, respectively	3,162	5,999
Deferred revenue	838	3,129
Accrued expenses and other current liabilities, including $919 and $2,334 with affiliates at March 31, 2016 and December 31, 2015, respectively	4,776	5,683
Total current liabilities	20,264	25,914
Long-term liabilities:
Long-term debt, net of current portion	124,974	124,773
Other long-term liabilities	16	16
Total long-term liabilities	124,990	124,789
Commitments and contingencies
Partners’ capital:
Common unitholders 73,128,269 units issued and outstanding at March 31, 2016 and December 31, 2015	383,967	385,670
General partner interest	1	1
Accumulated other comprehensive loss	—	(119)
Total partners’ capital	383,968	385,552
Total liabilities and partners’ capital	$529,222	$536,255
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015

	(unaudited)
	(in thousands, except per unit data)
Net sales	$73,092	$93,050
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	821	1,818
Cost of product sold (exclusive of depreciation and amortization) — Third parties	15,560	23,951
	16,381	25,769
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	852	1,027
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	22,838	23,387
	23,690	24,414
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,462	3,267
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	2,930	1,316
	6,392	4,583
Depreciation and amortization	6,976	6,819
Total operating costs and expenses	53,439	61,585
Operating income	19,653	31,465
Other income (expense):
Interest expense and other financing costs	(1,635)	(1,697)
Interest income	2	12
Other income, net	23	6
Total other income (expense)	(1,610)	(1,679)
Income before income tax expense	18,043	29,786
Income tax expense	1	12
Net income	$18,042	$29,774

Net income per common unit – basic	$0.25	$0.41
Net income per common unit – diluted	$0.25	$0.41
Weighted-average common units outstanding:
Basic	73,128	73,123
Diluted	73,128	73,131

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015

	(unaudited)
	(in thousands)
Net income	$18,042	$29,774
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	(72)
Net loss reclassified into income on settlement of interest rate swaps	119	267
Other comprehensive income	119	195
Total comprehensive income	$18,161	$29,969
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Total
	Issued	Amount
			(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2015	73,128,269	$385,670	$1	$(119)	$385,552
Cash distributions to common unitholders – Affiliates	—	(10,509)	—	—	(10,509)
Cash distributions to common unitholders – Non-affiliates	—	(9,236)	—	—	(9,236)
Net income	—	18,042	—	—	18,042
Other comprehensive income	—	—	—	119	119
Balance at March 31, 2016	73,128,269	$383,967	$1	$—	$383,968

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$18,042	$29,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,976	6,819
Allowance for doubtful accounts	231	(8)
Amortization of deferred financing costs	241	240
Share-based compensation – Affiliates	495	679
Share-based compensation	153	173
Change in assets and liabilities:
Accounts receivable	(2,110)	(2,664)
Inventories	4,937	1,743
Prepaid expenses and other current assets	722	(350)
Other long-term assets	(131)	93
Accounts payable	648	975
Deferred revenue	(2,291)	(7,271)
Accrued expenses and other current liabilities	(4,273)	(4,844)
Other long-term liabilities	—	6
Net cash provided by operating activities	23,640	25,365
Cash flows from investing activities:
Capital expenditures	(1,733)	(2,661)
Net cash used in investing activities	(1,733)	(2,661)
Cash flows from financing activities:
Payment of financing costs	(150)	—
Cash distributions to common unitholders – Affiliates	(10,509)	(15,957)
Cash distributions to common unitholders – Non-affiliates	(9,236)	(14,023)
Net cash used in financing activities	(19,895)	(29,980)
Net decrease in cash and cash equivalents	2,012	(7,276)
Cash and cash equivalents, beginning of period	49,967	79,914
Cash and cash equivalents, end of period	$51,979	$72,638
Supplemental disclosures:
Cash paid for income taxes, net	$—	$—
Cash paid for interest	$1,545	$1,477
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$767	$806
Change in accounts payable related to construction in progress	$(263)	$(260)

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

As of March 31, 2016, public security holders held approximately 47% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, Inc. ("CVR Energy"), held approximately 53% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of March 31, 2016, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

East Dubuque Mergers

Immediately subsequent to the completion of the mergers on April 1, 2016, which are discussed in Note 4 ("Mergers"), CRLLC held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest.

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

(2) Basis of Presentation

The accompanying Partnership condensed consolidated financial statements include the accounts of CVR Partners and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2015 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 18, 2016 (the "2015 Form 10-K").

The condensed consolidated financial statements include certain selling, general and administrative expenses and direct operating expenses that CVR Energy and its subsidiaries incurred on behalf of the Partnership. These related party transactions are governed by the services agreement. See Note 14 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2016 and December 31, 2015, the results of operations and comprehensive income of the Partnership for the three months ended March 31, 2016 and 2015, the cash flows of the Partnership for the three months ended March 31, 2016 and 2015 and the changes in partners’ capital for the Partnership for the three months ended March 31, 2016.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2016 or any other interim or annual period.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption was permitted. The Partnership adopted ASU 2015-03 as of January 1, 2016 and applied the standard retrospectively to the Condensed Consolidated Balance Sheet. Refer to Note 11 ("Credit Facility") for further details.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using a modified retrospective approach. The Partnership is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

(4) Mergers

On April 1, 2016, the Partnership completed the previously announced transactions contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), by and among the Partnership, Lux Merger Sub 1 LLC, a Delaware limited liability company and wholly-owned subsidiary of the Partnership ("Merger Sub 1"), Lux Merger Sub 2 LLC, a Delaware limited liability company and wholly-owned subsidiary of the Partnership ("Merger Sub 2"), East Dubuque Nitrogen Partners, L.P. (formerly known as Rentech Nitrogen Partners, L.P.), a Delaware limited partnership ("East Dubuque"), and East Dubuque Nitrogen GP, LLC (formerly known as Rentech Nitrogen GP, LLC), a Delaware limited liability company ("East Dubuque GP"). Pursuant to the terms and conditions set forth in the Merger Agreement, (i) Merger Sub 1 merged with and into East Dubuque GP, the general partner of East Dubuque, with East Dubuque GP continuing as the surviving entity as a wholly-owned subsidiary of the Partnership, and (ii) Merger Sub 2 merged with and into East Dubuque, with East Dubuque continuing as the surviving entity as a subsidiary of the Partnership (collectively, the "mergers").

East Dubuque was required to sell or spin off its facility located in Pasadena, Texas (the "Pasadena Facility") as a condition to closing of the mergers. On March 14, 2016, East Dubuque completed the sale of 100% of the issued and outstanding membership interests of its subsidiary that owned the Pasadena Facility to a third party. Holders of common units representing limited partner

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

interests in East Dubuque ("East Dubuque common units") of record as of March 28, 2016 received consideration for the Pasadena Facility and may receive additional consideration in the future according to the terms of the purchase agreement. The Partnership will not receive any consideration relating to the sale of the Pasadena Facility.

East Dubuque owns a facility located in East Dubuque, Illinois, which produces primarily ammonia and UAN using natural gas as the facility's primary feedstock. The primary reasons for the mergers were to expand the Partnership's geographical footprint, diversify its raw material feedstocks, widen its customer reach and increase its potential for cash-flow generation. In accordance with the FASB’s Accounting Standards Codification ("ASC") Topic 805 — Business Combinations, the Partnership will account for the mergers as an acquisition of a business with CVR Partners as the acquirer. The initial accounting for the business combination is incomplete due to the short period of time since the closing. The Partnership is in the process of determining the allocation of the acquisition date fair values of assets and liabilities assumed. The Partnership expects to include the required disclosures in its second quarter Form 10-Q condensed consolidated financial statements.

Merger Consideration

Under the terms of the Merger Agreement, holders of East Dubuque common units eligible to receive consideration received 1.04 common units (the "unit consideration") representing limited partner interests in CVR Partners ("CVR Partners common units") and $2.57 in cash, without interest, (the "cash consideration" and together with the unit consideration, the "merger consideration") for each East Dubuque common unit. Pursuant to the Merger Agreement, CVR Partners issued approximately 40.2 million CVR Partners common units and paid approximately $99.2 million in cash consideration to East Dubuque common unitholders and certain holders of East Dubuque phantom units discussed below.

Phantom units granted and outstanding under East Dubuque’s equity plans and held by an employee who will continue in the employment of a CVR Partners-affiliated entity upon closing of the mergers were canceled and replaced with new incentive awards of substantially equivalent value and on similar terms. Each phantom unit granted and outstanding and held by (i) an employee who did not continue in employment of a CVR Partners-affiliated entity, or (ii) a director of East Dubuque GP, upon closing of the mergers, vested in full and the holders thereof received the merger consideration.

In March 2016, CVR Energy purchased 400,000 East Dubuque common units, representing approximately 1% of the outstanding East Dubuque limited partner interests. Pursuant to the Merger Agreement, any East Dubuque common units held of record by an affiliate of CVR Partners and designated in writing as parent affiliate units remained outstanding as East Dubuque common units following the effective time of the mergers and such affiliate did not receive any merger consideration for those units. As such, CVR Energy did not receive merger consideration for these designated East Dubuque common units.

A summary of the total purchase price is as follows:

Purchase Price
(in thousands)
Fair value of CVR Partners common units issued, as of the close of the merger	$335,693
Cash payment to East Dubuque common unitholders and certain phantom unit holders	99,229
Fair value of consideration transferred	434,922
Fair value of noncontrolling interest for parent affiliate units (1)	4,564
Total purchase price consideration to be allocated	$439,486

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

The fair value of the unit consideration was determined as follows:

Fair Value of Unit Consideration
(in thousands, except per unit data)
East Dubuque common units outstanding, as of the close of the merger	38,985
Less: Non-controlling interest from parent affiliate units (1)	400
Net units subject to merger consideration	38,585
Unit consideration per East Dubuque common unit	1.04
Number of CVR Partners common units to be issued for merger consideration	40,129
Number of CVR Partners common units to be issued for East Dubuque phantom units issued to non-continuing employees and East Dubuque board members (2)	26
Total number of CVR Partners units to be issued	40,155
Fair value per CVR Partners common unit, as of the close of the merger	$8.36
Fair value of CVR Partners common units issued	$335,693

_____________

(1)	See above for discussion of parent affiliate units.

(2)
As discussed above, each phantom unit granted and outstanding and held by (i) an employee who did not continue in the employment of a CVR Partners-affiliated entity, or (ii) a director of East Dubuque GP, upon closing of the mergers, vested in full and the holders thereof received the merger consideration.

Merger-Related Indebtedness

East Dubuque’s debt arrangements that remained in place after the closing date of the mergers included $320.0 million of its 6.5% second lien senior secured notes due 2021 (the "Second Lien Notes"). East Dubuque is required under the change of control provision within the indenture governing the Second Lien Notes to offer to purchase, within 90 days of the mergers, all outstanding Second Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. In connection with the closing of the mergers, the Partnership entered into a new senior term loan facility, the proceeds of which may be used by the Partnership or East Dubuque to fund this offer, as discussed further in Note 16 ("Subsequent Events").

Immediately prior to the mergers, East Dubuque had outstanding balances under a credit agreement with Wells Fargo Bank, National Association, as successor-in-interest by assignment from General Electric Company, as administrative agent (the "Wells Fargo Credit Agreement"). The Wells Fargo Credit Agreement consisted of a $50.0 million senior secured revolving credit facility with a $10.0 million letter of credit sublimit. In connection with the closing of the mergers, the Partnership entered into a new senior term loan facility, the proceeds of which were used in part to repay the $49.4 million outstanding balance, accrued interest and fees under the Wells Fargo Credit Agreement and the Wells Fargo Credit Agreement was canceled, as discussed further in Note 16 ("Subsequent Events").

Expenses Associated with the Mergers

During the three months ended March 31, 2016, the Partnership incurred $1.2 million of legal and other professional fees and other merger related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

(5) Share‑Based Compensation

Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

recorded compensation expense for these plans. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans. Allocated expense amounts related to plans for which the Partnership is not responsible for payment are immaterial and are reflected as an increase or decrease to partners' capital.

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2016, performance units and an immaterial amount of restricted stock units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2016, there was approximately $0.3 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.8 years. Compensation expense recorded for the three months ended March 31, 2016 related to the awards was approximately $0.1 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of March 31, 2016, the Partnership had a liability of $0.1 million, for its allocated portion of the 2015 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

Incentive Unit Awards – CVR Energy

CVR Energy has granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and the Partnership's general partner who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are generally graded-vesting awards, which are expected to vest over three years, with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2016, there was approximately $0.9 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.5 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of March 31, 2016, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2016 related to the awards was nominal. Compensation expense recorded for the three months ended March 31, 2015 related to the awards was approximately $0.2 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

As of both March 31, 2016 and December 31, 2015, the Partnership had a liability of $0.5 million for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Long-Term Incentive Plan – CVR Partners

The Partnership has a long-term incentive plan ("CVR Partners LTIP") that provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Individuals eligible to receive awards pursuant to the CVR Partners LTIP include (i) employees of the Partnership and its subsidiaries, (ii) employees of the general partner, (iii) members of the board of directors of the general partner, and (iv) certain CVR Partners' parent's employees, consultants and directors who perform services for the benefit of the Partnership.

Through the CVR Partners LTIP, phantom units awards outstanding include awards granted to employees of both the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered non-employee equity based-awards. The phantom unit awards outstanding vest over a three-year period and are required to be remeasured each reporting period until they vest. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of March 31, 2016, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units available for issuance.

Certain Units and Phantom Units Awards

Awards of phantom units and distribution equivalent rights have been granted to certain employees of the Partnership and its subsidiaries' employees and the employees of the general partner. The awards are generally graded-vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

A summary of the phantom unit activity during the three months ended March 31, 2016 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	391,903	$8.71
Granted	3,475	7.77
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2016	395,378	$8.70

Unrecognized compensation expense associated with the unvested phantom units at March 31, 2016 was approximately $2.5 million and is expected to be recognized over a weighted average period of 1.5 years. Compensation expense recorded for the three months ended March 31, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $0.5 million and $0.6 million, respectively. Compensation expense related to the awards to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates. As of March 31, 2016 and December 31, 2015 the Partnership had a liability of $1.2 million and $0.7 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Performance-Based Phantom Unit Award

In May 2014, the Partnership entered into a Phantom Unit Agreement with Mark A. Pytosh, the Chief Executive Officer and President of the general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Compensation expense recorded for the three months ended March 31, 2016 and 2015 related to the awards was nominal. Based on current estimates of performance thresholds for the remaining performance cycles, unrecognized compensation expense and the liability associated with the unvested phantom units as of March 31, 2016 and December 31, 2015 were also nominal.

(6) Inventories

Inventories consisted of the following:

	March 31, 2016	December 31, 2015

	(in thousands)
Finished goods	$5,494	$9,589
Raw materials and precious metals	8,101	9,055
Parts and supplies	18,997	18,885
Total inventories	$32,592	$37,529

(7) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	March 31, 2016	December 31, 2015

	(in thousands)
Land and improvements	$5,441	$5,441
Buildings and improvements	3,235	3,049
Machinery and equipment	575,636	574,326
Automotive equipment	483	448
Furniture and fixtures	869	918
Railcars	16,315	16,315
Construction in progress	1,575	1,641
	$603,554	$602,138
Less: Accumulated depreciation	215,919	209,005
Total property, plant and equipment, net	$387,635	$393,133

Capitalized interest recognized as a reduction of interest expense was $0 for the three months ended March 31, 2016 and 2015.

Direct operating expenses excluded depreciation and amortization of approximately $6.8 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively.

Cost of product sold expenses excluded depreciation and amortization of approximately $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Depreciation and amortization excluded from selling, general and administrative expenses was nominal for the three months ended March 31, 2016 and 2015.

(8) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

As of March 31, 2016, the Partnership had a total of 73,128,269 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 53% of the total Partnership common units outstanding. As of April 26, 2016, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.

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

Available cash begins with Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque mergers, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expenses, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense, loss on disposition of assets and expenses associated with the East Dubuque mergers. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner. Actual distributions are set by the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

On March 7, 2016, the Partnership paid a cash distribution to the Partnership's unitholders of record on the close of business on February 29, 2016 for the fourth quarter of 2015 in the amount of $0.27 per common unit, or $19.7 million in aggregate.

See Note 16 ("Subsequent Events") for further information on the Partnership's first quarter of 2016 distribution.

(9) Net Income per Common Unit

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	As of March 31, 2016	As of December 31, 2015

	(in thousands)
Property taxes	$1,764	$1,371
Current interest rate swap liabilities	—	119
Accrued interest	307	458
Railcar maintenance accruals	325	209
Affiliates (1)	919	2,334
Other accrued expenses and liabilities	1,461	1,192
	$4,776	$5,683
____________

(1)
Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy and its subsidiaries, which are related parties, under the feedstock and shared services agreement and the services agreement. Refer to Note 14 ("Related Party Transactions") for additional discussion.

(11) Credit Facility

On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a new credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent (the "Credit Agreement"). The Partnership's credit facility includes a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at March 31, 2016 and December 31, 2015. There is no scheduled amortization. The credit facility was scheduled to mature on April 13, 2016, but as described below, was prepaid in full and terminated. The principal portion of the term loan is presented as long-term debt on the Condensed Consolidated Balance Sheet as of March 31, 2016 as the Partnership had the intent and ability to refinance the obligation on a long-term basis, as discussed in Note 16 ("Subsequent Events").

Borrowings under the credit facility bear interest at either a Eurodollar rate or a base rate plus in either case a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the credit facility ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. During the periods presented, the interest rate was either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. At March 31, 2016, the effective rate of the term loan facility was approximately 3.98%. Under its terms, the lenders under the credit facility were granted a first priority security interest (subject to certain customary exceptions) in substantially all of the assets of CVR Partners and CRNF.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

The Partnership previously incurred debt issuance costs associated with the term loan facility. As discussed in Note 3 ("Recent Accounting Pronouncements"), the Partnership adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. As a result of adoption of the standard, debt issuance costs were reclassified as a direct deduction from the carrying value of the related debt balances in the Condensed Consolidated Balance Sheets. Debt issuance costs related to the revolving credit facility continue to be presented as assets in the Condensed Consolidated Balance Sheets. A summary of the carrying value of long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 is as follows:

	As of March 31, 2016	As of December 31, 2015

	(in thousands)
Term loan facility	$125,000	$125,000
Less: Deferred financing fees	26	227
Long-term debt, net of current portion	$124,974	$124,773

As discussed in Note 16 ("Subsequent Events"), subsequent to March 31, 2016, the Partnership repaid all amounts outstanding under the Credit Agreement and the Credit Agreement was terminated.

(12) Interest Rate Swap Agreements

CRNF had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt, which expired on February 12, 2016. The floating rate term debt is discussed in Note 11 ("Credit Facility"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF received a floating rate based on three-month LIBOR and paid a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three-month LIBOR and paid a fixed rate of 1.975%. Both swap agreements were settled every 90 days. The effect of these swap agreements was to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR governed by the credit facility. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap was reported as a component of accumulated other comprehensive income ("AOCI") and reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss was recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.1 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

The interest rate swap agreements previously held by the Partnership also provided for the right to offset. However, as the interest rate swaps were in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheet as of December 31, 2015. See Note 15 ("Fair Value Measurements") for discussion of the fair value of the interest rate swap agreements.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

(13) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Nine months ending December 31, 2016	$3,616	$14,908
Year Ending December 31,
2017	3,307	14,640
2018	2,496	13,172
2019	1,897	11,452
2020	1,403	9,073
Thereafter	2,257	54,415
	$14,976	$117,660
_____________

CRNF leases railcars and facilities under long-term operating leases. Lease expense included in cost of product sold (exclusive of depreciation and amortization) and for the three months ended March 31, 2016 and 2015 totaled approximately $1.2 million and $1.1 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire.

The Partnership’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two year period. See Note 14 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended March 31, 2016 and 2015, totaled approximately $1.0 million and $0.8 million, respectively.

The Partnership is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2016. The delivered cost of this pet coke is included in cost of product sold (exclusive of depreciation and amortization) and totaled approximately $1.4 million and $1.3 million, respectively, for the three months ended March 31, 2016 and 2015.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including environmental, health and safety ("EHS") matters described below under "Environmental, Health and Safety Matters." Liabilities, if any, related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings from those provided in the 2015 Form 10-K, which was filed with the SEC on February 18, 2016. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

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

There have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with the foregoing environmental matters from those provided in the 2015 Form 10-K. CRNF believes it is in substantial compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters which may develop in the future will not have a material adverse effect on the Partnership's business, financial condition or results of operations.

(14) Related Party Transactions

Related Party Agreements

CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Environmental Agreement; (iv) Services Agreement; (v) GP Services Agreement and (vi) Limited Partnership Agreement. The agreements are described as in effect at March 31, 2016. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2015 Form 10-K.

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

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners, when applicable. For the three months ended March 31, 2016 and 2015, the net sales generated from the sale of hydrogen to CRRM were approximately $1.1 million and $6.5 million, respectively. At March 31, 2016, there was a nominal amount included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales. At December 31, 2015, there was approximately $0.5 million of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the nitrogen fertilizer plant, as determined by CRNF in a commercially reasonable manner. Reimbursed direct operating expenses associated with nitrogen for the three months ended March 31, 2016 was $0. Reimbursed direct operating expenses associated with nitrogen for the three months ended March 31, 2015 was nominal.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended March 31,

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

2016 and 2015, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At March 31, 2016 and December 31, 2015, there were assets of approximately $0.2 million and $0.2 million, respectively, included in prepaid expenses and other current assets and approximately $0.7 million and $0.8 million, respectively, included in other long-term assets in the Condensed Consolidated Balance Sheets.

At March 31, 2016 and December 31, 2015, receivables of nominal amounts and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At March 31, 2016 and December 31, 2015, current obligations of approximately $0.6 million and $0.7 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $0.7 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively, which was recorded in cost of product sold (exclusive of depreciation and amortization). Payables of $0.1 million and $0.3 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

Net amounts incurred under the services agreement for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$665	$890
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	2,563	2,384
Total	$3,228	$3,274

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 5 ("Share‑Based Compensation"), of $1.4 million and $1.1 million, respectively, for the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, current obligations of $1.8 million and $3.2 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended March 31, 2016 and 2015 approximately $1.1 million and $1.1 million, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At March 31, 2016 and December 31, 2015, current obligations of $1.2 million and $2.0 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group’s buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis. For the three months ended March 31, 2016, the Partnership paid Insight Portfolio Group approximately $0.1 million. For the three months ended March 31, 2015, the Partnership paid Insight Portfolio Group a nominal amount. At March 31, 2016 and December 31, 2015, there were no unpaid balances related to transactions with the Insight Portfolio Group.

Commitment Letter

Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the "Commitment Letter") with CRLLC, pursuant to which CRLLC has committed to, on the terms and subject to the conditions set forth in the Commitment Letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would be available solely to fund the repayment of all of the loans outstanding under the Wells Fargo Credit Agreement, the cash consideration and expenses associated with the mergers. The term loan facility, if drawn, would have a one year term and would bear interest at a rate of three-month LIBOR plus 3.0% per annum. Calculation of interest would be on the basis of the actual number of days elapsed over a 360-day year.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

CRLLC Guaranty

On February 9, 2016, CRLLC and the Partnership entered into a guaranty (the "CRLLC Guaranty"), pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the Credit Agreement. If the credit facility became due prior to a refinancing by the Partnership, CRLLC would be required to pay the indebtedness pursuant to the guaranty. The Partnership's obligation to repay CRLLC for the indebtedness would be pursuant to a promissory note (the "Note"). The terms of the Note would be mutually agreed upon by the parties, provided, the term would be the lesser of two years or such time that the Partnership obtains third-party financing ("New Debt") of at least $125.0 million on terms acceptable to the Partnership with a term of greater than one year from the inception of the New Debt.

Related Party Subsequent Events

See Note 16 ("Subsequent Events") for discussion of related party transactions, including termination of the Commitment Letter and CRLLC Guaranty, subsequent to March 31, 2016.

(15) Fair Value Measurements

In accordance with ASC Topic 820 — Fair Value Measurements and Disclosures ("ASC 820"), the Partnership utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.

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

There were no assets or liabilities measured at fair value on a recurring basis as of March 31, 2016. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2015.

	December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Other current liabilities (interest rate swaps)	$—	$119	$—	$119

The carrying value of the Partnership’s debt approximates fair value. The Partnership had interest rate swaps that were measured at fair value on a recurring basis using Level 2 inputs. The swaps expired in February 2016. See further discussion in Note 12 ("Interest Rate Swap Agreements"). The fair values of these interest rate swap instruments were based on discounted cash flow models that incorporated the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2016
(unaudited)

(16) Subsequent Events

Distribution

On April 27, 2016, the Board of Directors of the general partner of the Partnership declared a cash distribution for the first quarter of 2016 in the amount of $0.27 per common unit, or approximately $30.6 million in aggregate. The cash distribution will be paid on May 16, 2016 to the Partnership's unitholders of record at the close of business on May 9, 2016.

Mergers

See Note 4 ("Mergers") for discussion of the mergers with East Dubuque and East Dubuque GP, completed on April 1, 2016.

CRLLC Facility

On April 1, 2016, in connection with the closing of the mergers, the Partnership entered into a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC, as the lender, the proceeds of which were used by the Partnership (i) to fund the repayment of amounts outstanding under the Wells Fargo Credit Agreement discussed in Note 4 ("Mergers") (ii) to pay the cash consideration and to pay fees and expenses in connection with the mergers and related transactions and (iii) to repay all of the loans outstanding under the Credit Agreement discussed in Note 11 ("Credit Facility"). The CRLLC Facility has a term of two years and bears an interest rate of 12.0% per annum. Interest is calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. The Partnership may voluntarily prepay in whole or in part the borrowings under the CRLLC Facility without premium or penalty. In April 2016, the Partnership borrowed $300.0 million under the CRLLC Facility.

In connection with the CRLLC Facility, the Commitment Letter and the CRLLC Guaranty discussed in Note 14 ("Related Party Transactions") were terminated.

AEPC Facility

On April 1, 2016, in connection with the closing of the mergers, the Partnership entered into a new $320.0 million senior term loan facility (the "AEPC Facility") with American Entertainment Properties Corp., a Delaware corporation and an affiliate of the Partnership ("AEPC"), as the lender, which (i) may be used by the Partnership to provide funds to East Dubuque to make a change of control offer and, if applicable, a "clean-up" redemption in accordance with the indenture governing the Second Lien Notes or (ii) may be used by the Partnership or East Dubuque to make a tender offer for the Second Lien Notes and, in each case, pay fees and expenses related thereto. The AEPC Facility is for a term of two years and bears interest at a rate of 12% per annum. Interest shall be calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. The Partnership may voluntarily prepay in whole or in part the borrowings under the AEPC Facility without premium or penalty.

Credit Agreement

On April 1, 2016, in connection with the completion of the mergers, the Partnership repaid all amounts outstanding under the Credit Agreement. Effective upon such repayment, the Credit Agreement and all related loan documents and security interests were terminated and released. The Credit Agreement is discussed further in Note 11 ("Credit Facility"). The repayment was funded from amounts drawn on the CRLLC Facility, as discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 18, 2016 (the "2015 Form 10-K"). Results of operations and cash flows for the three months ended March 31, 2016 and 2015 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the SEC, including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in the 2015 Form 10-K as well as the risk factors disclosed under "Risk Factors" in Part II Item 1.A. of this Report. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Refining;

•	our reliance on the natural gas and electricity that we purchase from third parties;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plants;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	competition in the nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	the risk of security breaches;

•	our lack of asset diversification;

•	our dependence on significant customers;

•	the potential loss of our transportation cost advantage over our competitors;

•	our partial dependence on customer and distributor transportation of purchased goods;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

•	the risk of labor disputes and adverse employee relations;

•	risks relating to our relationships with CVR Energy and CVR Refining;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;

•	instability and volatility in the capital and credit markets;

•	risks, contingencies and uncertainties associated with the announced mergers;

•	our ability to complete the successful integration of the announced mergers into our business and to realize the synergies from such mergers; and

•	CVR Energy and its affiliates may compete with us following consummation of the announced mergers.

All forward-looking statements contained in this Report speak only as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Partnership Overview

CVR Partners, LP ("CVR Partners," the "Partnership," "we," "us" or "our" is a Delaware limited partnership formed by CVR Energy to own, operate and grow our nitrogen fertilizer business. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville nitrogen fertilizer manufacturing facility ("Coffeyville Facility") is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer.

As a result of the mergers, we also now own a facility located in East Dubuque, Illinois ("East Dubuque Facility"), which produces primarily ammonia and UAN using natural gas as the facility's primary feedstock. For a discussion of the mergers, refer to "Recent Developments" below in Part I. Item 2 of this Report and Note 4 ("Mergers") of Part I. Item 1 of this Report. The mergers occurred on April 1, 2016, and as such, the results of operations and cash flows for the three months ended March 31, 2016 and 2015 discussed herein do not include the results of East Dubuque.

We produce and distribute nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. Our principal products are UAN and ammonia. Our product sales are heavily weighted toward UAN and all of our products are sold on a wholesale basis.

Our Coffeyville Facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Subsequent to the completion of the UAN expansion in February 2013, we now upgrade substantially all of the ammonia we produce at our Coffeyville Facility to higher margin UAN fertilizer, an aqueous solution of urea and ammonium nitrate which has historically commanded a premium price over ammonia. In 2015, we produced 928.6 thousand tons of UAN and 385.4 thousand tons of ammonia. Approximately 96% of our produced ammonia tons and the majority of the purchased ammonia tons were upgraded into UAN in 2015. For the three months ended March 31, 2016 and 2015, we produced 248.2 thousand tons and 252.1 thousand tons of UAN, respectively, and we produced 113.7 thousand tons and 96.0 thousand tons of ammonia, respectively. For the three months ended March 31, 2016 and 2015, approximately 89% and 98%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at April 26, 2016. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

We intend to continue to expand our existing asset base and utilize the experience of our and CVR Energy’s management teams to execute our growth strategy, which includes expanded production of UAN and acquiring and building additional infrastructure and production assets.

The primary raw material feedstock utilized in our Coffeyville Facility's production process is pet coke, which is produced during the crude oil refining process. In contrast, substantially all of our nitrogen fertilizer competitors use natural gas as their primary raw material feedstock. Historically, pet coke has been less expensive than natural gas on a per ton of fertilizer produced basis. Our Coffeyville Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. We currently purchase most of the pet coke for our Coffeyville Facility from CVR Refining pursuant to a long-term agreement having an initial term that ends in 2027, subject to renewal. During the past five years, over 70% of the pet coke consumed by our Coffeyville Facility was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery.

Recent Developments

On April 1, 2016, the Partnership completed the previously announced transactions (the "mergers") contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), with East Dubuque Nitrogen GP, LLC (formerly known as Rentech Nitrogen GP, LLC) ("East Dubuque GP") and East Dubuque Nitrogen Partners, L.P. (formerly known as Rentech Nitrogen Partners L.P.) ("East Dubuque"). Refer to Note 4 ("Mergers") of Part I. Item 1 of this Report for further discussion of the mergers.

Major Influences on Results of Operations

Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and direct operating expenses. Natural gas is the most significant raw material required in our competitors' production of nitrogen fertilizer. Our Coffeyville Facility does not use natural gas as a feedstock and uses a minimal amount of natural gas as an energy source in our operations. Instead, CVR Refining's adjacent refinery supplies us with most of the pet coke feedstock we need pursuant to a 20-year pet coke supply agreement entered into in October 2007. The price at which our products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports and the extent of government intervention in agriculture markets.

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

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market; therefore we are able to cost-effectively sell substantially all of our products in the higher margin agricultural market. Further, we believe a significant portion of our competitors’ revenues are derived from the lower margin industrial market. Our products leave our Coffeyville Facility either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges; however, we do incur costs to maintain and repair our railcar fleet. Selling products to customers within economic rail transportation limits of the Coffeyville Facility and keeping transportation costs low are keys to maintaining profitability.

The high fixed cost of our direct operating expense structure also directly affects our profitability. Our Coffeyville Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses of our Coffeyville Facility include a large portion of electrical energy, employee labor, maintenance, including contract labor and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended March 31, 2016.

Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the three months ended March 31, 2016 and 2015, we incurred approximately $2.1 million and $3.6 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $17 and $29, respectively.

Consistent, safe and reliable operations at our nitrogen fertilizer plants are critical to our financial performance and results of operations. Unplanned downtime may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors.
Historically, the Coffeyville Facility has undergone a full facility turnaround every two to three years. Turnarounds at the Coffeyville Facility are expected to last 14-21 days. The Coffeyville fertilizer plant underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million. The Partnership is planning to undergo the next scheduled full facility turnaround at Coffeyville in the second half of 2017.

Historically, the East Dubuque Facility has also undergone a full facility turnaround every two to three years. The East Dubuque Facility is planning to undergo the next scheduled full facility turnaround in the second quarter of 2016. The turnaround is expected to last between 25-30 days. Expenses associated with the East Dubuque turnaround are estimated to be between $5.0 million to $7.0 million. The lost production during the downtime is expected to result in reduced sales and reduced variable expenses for the East Dubuque Facility during 2016.

Agreements with CVR Energy and CVR Refining

We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries (including CVR Refining), and our general partner. These include the pet coke supply agreement under which we buy the pet coke we use in our Coffeyville Facility; a services agreement, under which CVR Energy and its subsidiaries provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks for our Coffeyville Facility, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; a lease agreement pursuant to which we lease office space and laboratory space; and certain financing agreements that we entered into in connection with the mergers. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 14 ("Related Party Transactions") and Note 16 ("Subsequent Events") to Part I, Item 1 of this Report for additional discussion of the agreements.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. In order to effectively review and assess our historical financial information below, we have also included supplemental operating measures and industry measures that we believe are material to understanding our business.

To supplement our actual results calculated in accordance with GAAP for the applicable periods, the Partnership also uses certain non-GAAP financial measures, which are reconciled to our GAAP-based results below. These non-GAAP financial measures should not be considered as an alternative to GAAP results.

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiary for the three months ended March 31, 2016 and 2015. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2015, is unaudited.

	Three Months Ended March 31,
	2016	2015

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$73.1	$93.1
Cost of product sold – Affiliates (1)	0.8	1.8
Cost of product sold – Third parties (1)	15.5	24.0
	16.3	25.8
Direct operating expenses – Affiliates (1) (2)	0.9	1.0
Direct operating expenses – Third parties (1)	22.8	23.4
	23.7	24.4
Selling, general and administrative expenses – Affiliates (1) (2) (3)	3.5	3.3
Selling, general and administrative expenses – Third parties (1) (3)	2.9	1.3
	6.4	4.6
Depreciation and amortization	7.0	6.8
Operating income	19.7	31.5
Interest expense and other financing costs	(1.7)	(1.7)
Interest income	—	—
Other income, net	—	—
Total other income (expense)	(1.7)	(1.7)
Income before income tax expense	18.0	29.8
Income tax expense	—	—
Net income	$18.0	$29.8
EBITDA (4)	$26.7	$38.3
Adjusted EBITDA (4)	$27.9	$38.4
Available cash for distribution (5)	$30.6	$32.6

Reconciliation to net sales:
Sales net at gate	$64.8	$79.2
Freight in revenue	6.9	7.0
Hydrogen revenue	1.1	6.5
Other	0.3	0.4
Total net sales	$73.1	$93.1

	As of March 31, 2016	As of December 31, 2015
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$52.0	$50.0
Working capital	76.5	72.7
Total assets	529.2	536.3
Total debt	125.0	124.8
Total partners’ capital	384.0	385.6

	Three Months Ended March 31,
	2016	2015

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$23.6	$25.4
Investing activities	(1.7)	(2.7)
Financing activities	(19.9)	(30.0)
Net increase (decrease) in cash and cash equivalents	$2.0	$(7.3)

Capital expenditures for property, plant and equipment	$1.7	$2.7

______________________________

(1)
Amounts are shown exclusive of depreciation and amortization. Amounts excluded from selling, general and administrative expenses are nominal. Depreciation and amortization is primarily comprised of the following components:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$6.8	$6.6
Depreciation and amortization excluded from cost of product sold	0.2	0.2
	$7.0	$6.8

(2)
Our selling, general and administrative expenses and direct operating expenses include amounts for share-based compensation charges, which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes. See Note 5 ("Share‑Based Compensation") to Part I, Item 1 of this Report for further discussion of allocated share-based compensation. The charges for allocated share-based compensation was approximately $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2016 and 2015, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statement of Operations. The amounts included in direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2016 and 2015 were nominal.

(3)
On April 1, 2016 CVR Partners completed the previously announced mergers contemplated by the Merger Agreement with East Dubuque and East Dubuque GP continuing as surviving entities and subsidiaries of CVR Partners. The Partnership incurred approximately $1.2 million of legal and other professional fees and other merger related expenses for the three months ended March 31, 2016, as discussed in Note 4 ("Mergers") to Part I, Item 1 of this report, which are included in selling, general and administrative expenses.

(4)	EBITDA is defined as net income before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the East Dubuque mergers.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the East Dubuque mergers, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed herein, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed herein, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of our Net Income to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Net income	$18.0	$29.8
Add:
Interest expense and other financing costs, net	1.7	1.7
Depreciation and amortization	7.0	6.8
EBITDA	$26.7	$38.3
Add:
Share-based compensation, non-cash	—	0.1
Expenses associated with the East Dubuque mergers	1.2	—
Adjusted EBITDA	$27.9	$38.4

(5)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three months ended March 31, 2016 and 2015, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deemed necessary or appropriate, and transaction expenses associated with the East Dubuque mergers, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of the available cash for distribution is as follows:

	Three Months Ended March 31,
	2016	2015

	(in millions, except units and per unit data)
Adjusted EBITDA	$27.9	$38.4
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(1.5)	(1.5)
Maintenance capital expenditures	(0.9)	(1.3)
Cash reserves for future turnaround expenses	—	(3.0)
Expenses associated with the East Dubuque mergers	(1.2)	—
Plus:
Available cash associated with East Dubuque 2016 first quarter	6.3	—
Available cash for distribution	$30.6	$32.6
Available cash for distribution, per common unit (a)	$0.27	$0.45
Common units outstanding (in thousands) (a)	113,283	73,123
______________________________

(a)	Available cash for distribution, per common unit for the three months ended March 31, 2016 is calculated based on the post-merger common units outstanding.

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended March 31,
	2016	2015
Key Operating Statistics:
Production volume (thousand tons):
Ammonia (gross produced) (1)	113.7	96.0
Ammonia (net available for sale) (1) (2)	15.1	14.6
UAN	248.2	252.1
Pet coke consumed (thousand tons)	126.9	124.9
Pet coke consumed (cost per ton) (3)	$17	$29
Sales (thousand tons):
Ammonia	24.4	12.8
UAN	267.0	274.5
Product pricing at gate (dollars per ton) (4):
Ammonia	$367	$553
UAN	$209	$263
On-stream factors (5):
Gasification	97.7%	99.4%
Ammonia	97.2%	94.4%
UAN	91.4%	97.8%

	Three Months Ended March 31,
	2016	2015
Market Indicators:
Natural gas NYMEX (dollars per MMbtu)	$1.98	$2.81
Ammonia – Southern Plains (dollars per ton)	$375	$553
UAN – Corn belt (dollars per ton)	$229	$313

______________________________

(1)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into UAN. Net tons available for sale represent ammonia available for sale that was not upgraded into UAN.

(2)	In addition to the produced ammonia, the Partnership acquired approximately 3.0 thousand tons and 21.2 thousand tons of ammonia during the three months ended March 31, 2016 and 2015, respectively.

(3)
Our pet coke cost per ton purchased from CVR Refining averaged $9 and $21 for the three months ended March 31, 2016 and 2015, respectively. Third-party pet coke prices averaged $33 and $44 for the three months ended March 31, 2016 and 2015, respectively.

(4)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons, and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(5)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Sales. Net sales were $73.1 million for the three months ended March 31, 2016 compared to $93.1 million for the three months ended March 31, 2015. The decrease of $20.0 million was primarily the result of lower UAN sales prices ($14.2 million), lower hydrogen sales volumes ($4.8 million), lower ammonia sales prices ($4.6 million) and lower UAN sales volumes ($2.1 million), partially offset by higher ammonia sales volumes ($6.5 million). For the three months ended March 31, 2016, UAN and ammonia made up $62.6 million and $9.1 million of our net sales, respectively. This compared to UAN and ammonia net sales of $78.9 million and $7.2 million, respectively, for the three months ended March 31, 2015. The following table demonstrates the impact of changes in sales volumes and pricing for UAN, ammonia and hydrogen for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015			Total Variance
	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	$ per ton(2)	Sales $(3)	Volume(1)	Sales $(3)	Price Variance	Volume Variance

UAN	267,049	$234	$62.6	274,540	$288	$78.9	(7,491)	$(16.3)	$(14.2)	$(2.1)
Ammonia	24,397	$373	$9.1	12,821	$562	$7.2	11,576	$1.9	$(4.6)	$6.5
Hydrogen	160,408	$7	$1.1	600,278	$11	$6.5	(439,870)	$(5.4)	$(0.6)	$(4.8)
______________________________

(1) UAN and ammonia sales volumes are in tons. Hydrogen sales volumes are in MSCF.

(2) Includes freight charges. Hydrogen is based on $ per MSCF.

(3) Sales dollars in millions.

The decrease in UAN and ammonia sales prices for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to pricing fluctuation in the market. The increase of ammonia sales volume for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to the timing of customer demand. On-stream factors (total number of hours operated divided by total hours in the reporting period) for the gasification, ammonia and UAN units were 97.7%, 97.2% and 91.4%, respectively, for the three months ended March 31, 2016. Product pricing at gate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 decreased 20.5% for UAN and decreased 33.6% for ammonia.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold (exclusive of depreciation and amortization) consists primarily of freight and distribution expenses, pet coke expense, purchased ammonia and purchased hydrogen. Cost of product sold (exclusive of depreciation and amortization) for the three months ended March 31, 2016 was $16.3 million, compared to $25.8 million for the three months ended March 31, 2015. The $9.5 million decrease resulted from lower costs from transactions with third parties of $8.5 million and affiliates of $1.0 million. The lower third-party costs incurred during the three months ended March 31, 2016 was primarily the result of less purchased ammonia and third-party coke costs. The lower affiliate costs incurred during the three months ended March 31, 2016 were primarily the result of lower expense of CVR Refining pet coke. The decrease in affiliate and third-party coke expense was primarily related to decreased market prices of petroleum coke.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2016 were $23.7 million as compared to $24.4 million for the three months ended March 31, 2015. The $0.7 million decrease resulted primarily from lower utilities, net ($1.7 million), partially offset by higher outside services ($1.0 million). The lower utilities, net is primarily the result of lower electrical rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and Coffeyville Resources, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses (exclusive of depreciation and amortization) were $6.4 million for the three months ended March 31, 2016 and $4.6 million for the three months ended March 31, 2015. The $1.8 million increase resulted primarily from a $1.6 million increase in costs of transactions with third parties and a $0.2 million increase in costs of transactions with affiliates. The overall variance was primarily the result of expenses associated with the East Dubuque mergers ($1.2 million), higher labor ($0.4 million) and higher bad debt reserves ($0.2 million) during the three months ended March 31, 2016.

Operating Income. Operating income was $19.7 million for the three months ended March 31, 2016, as compared to operating income of $31.5 million for the three months ended March 31, 2015. The decrease of $11.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was the result of the decrease in net sales ($20.0 million) and increases in selling general and administrative expenses ($1.8 million) and depreciation and amortization ($0.2 million), partially offset by decreases in cost of product sold ($9.5 million) and in direct operating expenses ($0.7 million).

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations.

On April 1, 2016, we incurred additional indebtedness in connection with consummating the mergers. The additional indebtedness included the Second Lien Notes (as defined below) and also included amounts drawn on a new senior term loan facility to repay the outstanding balances under the Wells Fargo Credit Agreement (as defined below), as discussed below under "Merger-Related Financing Arrangements." The outstanding balance under the Wells Fargo Credit Agreement was repaid in full and the Wells Fargo Credit Agreement was terminated on April 1, 2016. The repayment of the Wells Fargo Credit Agreement was funded from amounts drawn on the CRLLC Facility (as defined below). The CRLLC Facility is discussed further in Note 16 ("Subsequent Events") to Part I, Item I of this Report.

Also on April 1, 2016, the Partnership repaid all amounts outstanding under the Credit Agreement as defined and discussed in Note 11 ("Credit Facility") to Part I, Item I of this Report. Effective upon such repayment, the Credit Agreement and all related loan documents and security interests were terminated and released. The repayment was funded from amounts drawn on the CRLLC Facility.

The Partnership has $320.0 million of borrowings available under the AEPC Facility (as defined below) discussed below under "Merger-Related Financing Arrangements", which (i) may be used by the Partnership to provide funds to East Dubuque to make a change of control offer and, if applicable, a "clean-up" redemption in accordance with the indenture governing the Second Lien Notes or (ii) may be used by the Partnership or East Dubuque to make a tender offer for the Second Lien Notes and, in each case, pay fees and expenses related thereto.

We are considering various options to refinance with third-party borrowings the outstanding amounts under the CRLLC Facility and to refinance with third-party borrowings the outstanding amounts under the Second Lien Notes, should a change of control offer be accepted by the Second Lien Notes holders. Such third-party borrowings may be used in lieu of, or combination with, borrowings under the AEPC Facility. We believe that our cash from operations and available borrowings under the AEPC Facility, together with the options management is considering as discussed above, will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months, including commitments and expenditures associated with the consummation of the mergers. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

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

Cash Balance and Other Liquidity

As of March 31, 2016, we had cash and cash equivalents of $52.0 million, including $0.8 million of customer advances. Working capital at March 31, 2016 was $76.5 million, consisting of $96.7 million in current assets and approximately $20.2 million in current liabilities. Working capital at December 31, 2015 was $72.7 million, consisting of $98.5 million in current assets and $25.9 million in current liabilities. As of April 26, 2016, we had cash and cash equivalents of $99.2 million, including East Dubuque cash and cash equivalents.

Interest Rate Swaps

Prior to the termination of the Credit Agreement on April 1, 2016, our profitability and cash flows were affected by changes in interest rates on our credit facility borrowings, specifically LIBOR and prime rates. The primary purpose of our interest rate risk management activities was to hedge our exposure to changes in interest rates by using interest rate derivatives to convert some or all of the interest rates we paid on our borrowings from a floating rate to a fixed interest rate.

We determined that the two interest rate swap agreements entered into in 2011 qualify for hedge accounting treatment. The impact recorded for the three months ended March 31, 2016 and 2015 was $0.1 million and $0.3 million, respectively, in interest expense. For the three months ended March 31, 2016 and 2015, the Partnership recorded a loss of approximately $0.0 million and $0.1 million, respectively, in the fair market value on the interest rate swaps. The interest rate swaps expired on February 12, 2016.

Merger-Related Financing Arrangements

On April 12, 2013, East Dubuque and East Dubuque Finance Corporation (formerly known as Rentech Nitrogen Finance Corporation), a wholly-owned subsidiary of East Dubuque ("Finance Corporation"), issued $320.0 million of 6.5% second lien senior secured notes due 2021 (the "Second Lien Notes") to qualified institutional buyers and non-United States persons in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The Second Lien Notes bear interest at a rate of 6.5% per year, payable semi-annually in arrears on April 15 and October 15 of each year. The Second Lien Notes will mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms.

East Dubuque is required under the change of control provision within the indenture governing the Second Lien Notes to offer to purchase all outstanding Second Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase. Under the terms of the indenture, no later than 30 days following the consummation of the mergers, East Dubuque is required to send notice to each holder of the Second Lien Notes and the trustee under the indenture describing the merger transaction and offer to repurchase the notes on a settlement date specified in the notice. The settlement date specified in the notice must be no earlier than 30 days and no later than 60 days from the date such notice is mailed. On or after April 15, 2016, East Dubuque may redeem some or all of the Second Lien Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date.

The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by each of the East Dubuque’s existing domestic subsidiaries, other than Finance Corporation. In addition, the Second Lien Notes and the guarantees thereof are collateralized by a second priority lien on substantially all of East Dubuque’s and the guarantors’ assets, subject to permitted liens.

The Indenture prohibits East Dubuque from making distributions to CVR Partners if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting East Dubuque's ability to make distributions to CVR Partners. The covenants apply differently depending on East Dubuque's Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, East Dubuque will generally be permitted to make restricted payments, including distributions to CVR Partners, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, East Dubuque will generally be permitted to make restricted payments, including distributions to CVR Partners, up to an aggregate $60.0 million basket plus certain other amounts referred to as "incremental funds" under the Indenture.

On April 1, 2016, in connection with the closing of the mergers, the Partnership entered into a $320.0 million senior term loan facility (the "AEPC Facility") with American Entertainment Properties Corp., an affiliate of the Partnership ("AEPC"), as the lender, which (i) may be used by the Partnership to provide funds to East Dubuque to make a change of control offer and, if applicable, a "clean-up" redemption in accordance with the indenture governing the Second Lien Notes or (ii) may be used by the Partnership or East Dubuque to make a tender offer for the Second Lien Notes and, in each case, pay fees and expenses related thereto. The AEPC Facility is for a term of two years and bears interest at a rate of 12% per annum. Calculation of interest shall be on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. The Partnership may voluntarily prepay in whole or in part the borrowings under the AEPC Facility without premium or penalty.

The AEPC Facility contains covenants that require the Partnership to, among other things, notify AEPC of the occurrence of any default or event of default and provide AEPC with information in respect of the Partnership’s business and financial status as it may reasonably require, including, but not limited to, copies of the Partnership’s unaudited quarterly financial statements and audited annual financial statements. In addition, the AEPC Facility contains customary events of default, including, among others, failure to pay any sum payable when due and the occurrence of a default of other indebtedness in excess of $25.0 million.
We are also considering various third-party refinancing options in association with funding the change of control offer, which may be used in lieu of, or in combination with, borrowings under the AEPC Facility.

Immediately prior to the mergers, East Dubuque had outstanding advances under a credit agreement with Wells Fargo Bank, National Association, as successor-in-interest by assignment from General Electric Company, as administrative agent (the "Wells Fargo Credit Agreement"). The Wells Fargo Credit Agreement consisted of a $50.0 million senior secured revolving credit facility with a $10.0 million letter of credit sublimit.

On April 1, 2016, in connection with the closing of the mergers, the Partnership entered into a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC, as the lender, the proceeds of which were used by the Partnership (i) to fund the repayment of amounts outstanding under the Wells Fargo Credit Agreement (ii) to pay the cash consideration and to pay fees and expenses in connection with the mergers and related transactions and (iii) to repay all of the loans outstanding under the Credit Agreement. The CRLLC Facility has a term of two years and bears an interest rate of 12.0% per annum. Interest is calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. The Partnership may voluntarily prepay in whole or in part the borrowings under the CRLLC Facility without premium or penalty. In April 2016, the Partnership borrowed $300.0 million under the CRLLC Facility.

The CRLLC Facility contains covenants that require the Partnership to, among other things, notify CRLLC of the occurrence of any default or event of default and provide CRLLC with information in respect of the Partnership’s business and financial status as it may reasonably require, including, but not limited to, copies of the Partnership’s unaudited quarterly financial statements and audited annual financial statements. In addition, the CRLLC Facility contains customary events of default, including, among others, failure to pay any sum payable when due and the occurrence of a default of other indebtedness in excess of $25.0 million.

We are considering various third-party refinancing options to refinance the amounts outstanding under the CRLLC Facility.

Capital Spending

Our total capital expenditures for the three months ended March 31, 2016 were approximately $1.7 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Of the $1.7 million spent for the three months ended March 31, 2016, approximately $0.9 million was related to maintenance capital projects and the remainder was related to growth capital projects. For the three months ended March 31, 2016, capital expenditures were the result of various individually less significant projects.
Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Our maintenance capital expenditures for our Coffeyville Facility are expected to be approximately $7.0 million to $10.0 million for the year ending December 31, 2016. Maintenance capital expenditures for the East Dubuque Facility subsequent to the completion of the mergers are expected to be approximately $10.0 million to $12.0 million for nine months ending December 31, 2016.
The East Dubuque Facility has started an ammonia synthesis converter project, the cost of which is categorized as growth capital spending. Replacement of an ammonia synthesis converter at the East Dubuque Facility is expected to increase reliability, production and plant efficiency. The project is expected to be completed before the end of summer 2016, and post-merger expenditures for this project are estimated to be between $8.0 million to $11.0 million.
Future capital spending estimates may change as a result of unforeseen circumstances and a change in our plans and may be revised from time to time or amounts may not be spent in the manner discussed herein. Planned capital expenditures for 2016 are subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our nitrogen fertilizer plants.
Major Scheduled Turnaround Expenditures
Consistent, safe and reliable operations are critical to our financial performance and results of operations. Unplanned downtime of either plant may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors.
Historically, the Coffeyville Facility has undergone a full facility turnaround every two to three years. Turnarounds at the Coffeyville Facility are expected to last 14-21 days. The Coffeyville Facility underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million. The Partnership is planning to undergo the next scheduled full facility turnaround at the Coffeyville Facility in the second half of 2017.
Historically, the East Dubuque Facility has also undergone a full facility turnaround every two to three years. The East Dubuque Facility is planning to undergo the next scheduled full facility turnaround in the second quarter of 2016. The turnaround is expected to last between 25-30 days. Expenses associated with the East Dubuque Facility turnaround are estimated to be between $5.0 million to $7.0 million. The lost production during the downtime is expected to result in reduced sales and reduced variable expenses for the East Dubuque Facility during 2016.
Distributions to Unitholders

The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. On March 7, 2016, the Partnership paid a cash distribution to the Partnership's unitholders of record on the close of business on February 29, 2016 for the fourth quarter of 2015 in the amount of $0.27 per common unit, or $19.7 million in aggregate.

See Note 16 ("Subsequent Events") to Part I, Item I of this Report for information on the Partnership's first quarter of 2016 distribution.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Net cash flow provided by (used in):
Operating activities	$23.6	$25.4
Investing activities	(1.7)	(2.7)
Financing activities	(19.9)	(30.0)
Net increase (decrease) in cash and cash equivalents	$2.0	$(7.3)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2016 were approximately $23.6 million. Fluctuations in trade working capital increased our operating cash flow by $3.5 million due to a decrease in inventory of $4.9 million and an increase in accounts payable of $0.7 million, partially offset by an increase in accounts receivable of $2.1 million. The decrease in inventory was primarily attributable to decrease in finished goods inventory as a result of increased sales volumes for the three months ended March 31, 2016. The increase in accounts receivable was primarily attributable to an increase in sales and normal fluctuations in the timing of payments. Fluctuations in other working capital of $5.8 million decreased our operating cash flow and were due to a decrease to accrued expenses and other current liabilities of $4.2 million, a decrease in deferred revenue of $2.3 million, partially offset by a decrease to prepaid expenses and other current assets of $0.7 million for the three months ended March 31, 2016. The decrease in accrued expenses and other current liabilities was primarily due to the payment of incentive awards. The decrease in deferred revenue was primarily attributable to increased sales for the three months ended March 31, 2016.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $1.7 million compared to $2.7 million for the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, net cash used in investing activities was the result of capital expenditures.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2016 were $19.9 million, compared to net cash flows used in financing activities for the three months ended March 31, 2015 of $30.0 million. The net cash used in financing activities for the three months ended March 31, 2016 and 2015 was primarily attributable to quarterly cash distributions.

Contractual Obligations

As of March 31, 2016, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2016, from those disclosed in our 2015 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Note 3 ("Recent Accounting Pronouncements") to Part I, Item 1 of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Policies

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2015 Form 10-K. No modifications have been made to our critical accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Partnership had exposure to interest rate risk on 50% of its $125.0 million floating rate term debt. On April 1, 2016, in connection with the completion of the mergers with East Dubuque, the Partnership repaid all amounts outstanding under the Partnership's credit facility. See also Note 4 ("Mergers") and Note 16 ("Subsequent Events") to Part I, Item I of this Report for discussion of subsequent events related to the Partnership's debt.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 ("Commitments and Contingencies") to Part I, Item I of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

You should carefully consider the information regarding certain factors which could materially adversely affect our business, financial condition, cash flows or results of operations as set forth under Item 1A. "Risk Factors" in our 2015 Form 10-K. Except as set forth below in this Item 1A. "Risk Factors," we do not believe that there have been any material changes to the risk factors previously disclosed in our 2015 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also materially adversely affect our business, financial condition, cash flows or results of operations.

Risks Related to Our Business

The costs associated with operating our nitrogen fertilizer plants include significant fixed costs. If nitrogen fertilizer prices fall below a certain level, we may not generate sufficient revenue to operate profitably or cover our costs and our ability to make distributions will be adversely impacted.
Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Facility has largely fixed costs. In addition, our East Dubuque Facility has a significant amount of fixed costs. As a result of the fixed cost nature of our operations, downtime, interruptions or low productivity due to reduced demand, adverse weather conditions, equipment failure, a decrease in nitrogen fertilizer prices or other causes can result in significant operating losses, which would have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Continued low natural gas prices could impact our relative competitive position when compared to other nitrogen fertilizer producers.
Most nitrogen fertilizer manufacturers rely on natural gas as their primary feedstock, and the cost of natural gas is a large component of the total production cost for natural gas-based nitrogen fertilizer manufacturers. Low natural gas prices benefit our competitors and disproportionately impact our operations by making us less competitive with natural gas-based nitrogen fertilizer manufacturers. Although we have diversified our operations in connection with our acquisition of the East Dubuque Facility, which relies on natural gas feedstock, continued low natural gas prices could impair the ability of our Coffeyville Facility to compete with other nitrogen fertilizer producers who utilize natural gas as their primary feedstock if nitrogen fertilizer pricing drops as a result of low natural gas prices, and therefore have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
The market for natural gas has been volatile. Natural gas prices are currently at a relative low point. An increase in natural gas prices could impact our relative competitive position when compared to other foreign and domestic nitrogen fertilizer producers, and if prices for natural gas increase significantly, we may not be able to economically operate our East Dubuque Facility.
The operation of our East Dubuque Facility with natural gas as the primary feedstock exposes us to market risk due to increases in natural gas prices, particularly if the price of natural gas in the United States were to become higher than the price of natural gas outside the United States. An increase in natural gas prices would impact our East Dubuque Facility's operations by making us less competitive with competitors who do not use natural gas as their primary feedstock, and could therefore have a material adverse impact on our results of operations, financial condition and cash flows. In addition, if natural gas prices in the United States were to increase relative to prices of natural gas paid by foreign nitrogen fertilizer producers, this may negatively affect our competitive position in the corn belt and thus have a material adverse effect on our results of operations, financial condition and cash flows.

The profitability of operating our East Dubuque Facility is significantly dependent on the cost of natural gas, and, prior to the mergers, our East Dubuque Facility operated, and could operate in the future, at a net loss. Local factors may affect the price of natural gas available to us, in addition to factors that determine the benchmark prices of natural gas. We expect to purchase natural gas on the spot market and to enter into forward purchase contracts. Since we expect to purchase a portion of our natural gas for use in our East Dubuque Facility on the spot market, we remain susceptible to fluctuations in the price of natural gas in general and in local markets in particular. We also expect to use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. Our ability to enter into forward purchase contracts is dependent upon our creditworthiness and, in the event of a deterioration in our credit, counterparties could refuse to enter into forward purchase contracts on acceptable terms. If we are unable to enter into forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair our ability to hedge our exposure to risk from fluctuations in natural gas prices. If we fix the price of natural gas with forward purchase contracts, and natural gas prices decrease, then our cost of sales could be higher than it would have been in the absence of the forward purchase contracts. However, forward purchase contracts may not protect us from all of the increases in natural gas prices. A hypothetical increase of $0.10 per MMBtu of natural gas would increase our cost to produce one ton of ammonia by approximately $3.35. These increased costs could materially and adversely affect our results of operations and financial condition.
Any interruption in the supply of natural gas to our East Dubuque Facility through Nicor Inc. ("Nicor") could have a material adverse effect on our results of operations and financial condition.
Our East Dubuque operations depend on the availability of natural gas. We have an agreement with Nicor pursuant to which we access natural gas from the ANR Pipeline Company and Northern Natural Gas pipelines. Our access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement, as amended, extends for a final 12-month period ending October 31, 2016. For each extension period under the agreement, Nicor may establish a bidding period during which we may match the best bid received by Nicor for the natural gas capacity provided under the agreement. We could be out-bid for any of the remaining periods under the agreement. In addition, upon expiration of the last period, we may be unable to renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we needed to obtain natural gas from another source, we would need to build a new connection from that source to our East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our results of operations and financial condition.
Our business is seasonal, which may result in our carrying significant amounts of inventory and seasonal variations in working capital. Our inability to predict future seasonal nitrogen fertilizer demand accurately may result in excess inventory or product shortages.
Our business is seasonal. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. In contrast, we and other nitrogen fertilizer producers generally produce our products throughout the year. As a result, we and our customers generally build inventories during the low demand periods of the year in order to ensure timely product availability during the peak sales seasons. Variations in the proportion of product sold through prepaid sales contracts and variations in the terms of such contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year.

In most instances, our East Dubuque customers take delivery of our nitrogen products at our East Dubuque Facility. Customers arrange and pay to transport our nitrogen products to their final destinations. At our East Dubuque Facility, inventories are accumulated to allow for customer to take delivery to meet the seasonal demand, which require significant storage capacity. The accumulation of inventory to be available for seasonal sales creates significant seasonal working capital requirements.

Most of our Coffeyville Facility nitrogen products are delivered by railcar to our customer’s storage facilities. Therefore, we are less dependent on storage capacity at the Coffeyville Facility and, as a result, experience lower seasonal fluctuations as compared to our East Dubuque Facility. At our Coffeyville Facility, the strongest demand for our products typically occurs during the spring planting season. The seasonality of nitrogen fertilizer demand results in our sales volumes and net sales being highest during the North American spring season and our working capital requirements typically being highest just prior to the start of the spring season.

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
Our operations are dependent on third-party suppliers, including the following: Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to our Coffeyville Facility; the City of Coffeyville, which supplies the Coffeyville Facility with electricity; and Jo-Carroll Energy, Inc., which supplies our East Dubuque Facility with electricity. A deterioration in the financial condition of a third-party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our results of operations, financial condition and on our ability to make cash distributions.
Our Coffeyville Facility operations depend in large part on the performance of third-party suppliers, including, Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, the operations of our Coffeyville Facility could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to our Coffeyville Facility was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in our gasifier operations. With respect to electricity, in 2010 we entered into an amended and restated electric services agreement with the City of Coffeyville, Kansas which gives us an option to extend the term of such agreement through June 30, 2024.

Our East Dubuque Facility operations also depend in large part on the performance of third-party suppliers, including, Jo-Carrol Energy, Inc. ("Jo-Carrol Energy") for the purchase of electricity. We entered into a utility service agreement with Jo-Carroll Energy, which is scheduled to expire on February 7, 2017.

Should Linde, the City of Coffeyville, Jo-Carrol Energy or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should we otherwise lose the service of any third-party suppliers, our operations (or a portion of our operations) could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations (or a portion of our operations), even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Our results of operations, financial condition and ability to make cash distributions may be adversely affected by the supply and price levels of pet coke. Failure by CVR Refining to continue to supply our Coffeyville Facility with pet coke (to the extent third-party pet coke is unavailable or available only at higher prices), or CVR Refining's imposition of an obligation to provide it with security for our payment obligations, could negatively impact our results of operations.
Our Coffeyville Facility's profitability is directly affected by the price and availability of pet coke obtained from CVR Refining's Coffeyville, Kansas crude oil refinery pursuant to a long-term agreement and pet coke purchased from third parties, both of which vary based on market prices. Pet coke is a key raw material used by our Coffeyville Facility in the manufacture of nitrogen fertilizer products. If pet coke costs increase, we may not be able to increase our prices to recover these increased costs, because market prices for our nitrogen fertilizer products are not correlated with pet coke prices.

Based on our current output, we obtain most (over 70% on average during the last five years) of the pet coke we need for our Coffeyville Facility from CVR Refining's adjacent crude oil refinery, and procure the remainder on the open market. The price that we pay CVR Refining for pet coke is based on the lesser of a pet coke price derived from the price we receive for UAN (subject to a UAN-based price ceiling and floor) and a pet coke index price. In most cases, the price we pay CVR Refining will be lower than the price which we would otherwise pay to third parties. Pet coke prices could significantly increase in the future. Should CVR Refining fail to perform in accordance with our existing agreement, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices.

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

Under our pet coke agreement with CVR Refining, we may become obligated to provide security for our payment obligations if, in CVR Refining's sole judgment, there is a material adverse change in our financial condition or liquidity position or in our ability to pay for our pet coke purchases. See Part III, Item 13 "Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy and CVR Refining - Coke Supply Agreement" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
We rely on third-party providers of transportation services and equipment, which subjects us to risks and uncertainties beyond our control that may have a material adverse effect on our results of operations, financial condition and ability to make distributions.
We rely on railroad and trucking companies to ship finished products to customers of our Coffeyville Facility. We also lease railcars from railcar owners in order to ship our finished products. Additionally, although our customers generally pick up our products at our East Dubuque Facility, we occasionally rely on barge and railroad companies to ship products to our customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents and other operating hazards. For example, barge transport can be impacted by dock closures resulting from inclement weather or surface conditions, including fog, rain, snow, wind, ice, strong currents, floods, droughts and other unplanned natural phenomena, lock malfunction, tow conditions and other conditions. Further, the limited number of towing companies and of barges available for ammonia transport may also impact the availability of transportation for our products.

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
Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. We could incur potentially significant costs to the extent there are unforeseen events which cause property damage and a material decline in production which are not fully insured. Insurance companies that currently insure companies in our industry may limit or curtail coverage, may modify the coverage provided or may substantially increase premiums in the future.
Our operations are subject to significant operating hazards and interruptions. If our production plants or individual units within our plants, logistics assets, or key suppliers sustain a catastrophic loss and operations are shut down or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows and adversely impact our ability to make cash distributions. Moreover, our Coffeyville Facility is located adjacent to CVR Refining's Coffeyville refinery, and a major accident or disaster at the refinery could adversely affect our operations at the Coffeyville Facility. In addition, we are currently replacing an ammonia synthesis converter at our East Dubuque Facility, which we expect to be completed before the end of summer 2016. However, if the existing ammonia synthesis converter were to fail or suffer damage prior to completion of its replacement, this could cause a shutdown of our East Dubuque Facility. Operations at our nitrogen fertilizer plants could be curtailed or partially or completely shut down, for an extended period of time as a result of unexpected circumstances, which may not be within our control, such as:

•	major unplanned maintenance requirements;

•	catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including flood, windstorm, etc.;

•	labor supply shortages, or labor difficulties that result in a work stoppage or slowdown;

•	cessation of all or a portion of the operations at one or both of our nitrogen fertilizer plants dictated by environmental authorities;

•	a disruption in the supply of pet coke to our Coffeyville Facility or natural gas to our East Dubuque facility;

•	a governmental ban or other limitation on the use of nitrogen fertilizer products, either generally or specifically those manufactured at our nitrogen fertilizer plants; and

•
an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction. Such regulatory oversight can cause significant delays in restoring property to its pre-loss condition.

We have sustained losses over the past ten-year period at our Coffeyville Facility, which are illustrative of the types of risks and hazards that exit. Additionally, the East Dubuque Facility that we acquired in connection with the mergers has also sustained losses in recent years. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions. These events were as follows:

•	June 2007: the flood at CVR Refining's Coffeyville refinery and the Coffeyville Facility;

•	September 2010: the secondary urea reactor rupture at the Coffeyville Facility; and

•	November 2013: East Dubuque Facility halted production due to a fire.

The magnitude of the effect on us of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. Our plants require scheduled maintenance turnarounds approximately every two to three years, which generally lasts up to four weeks.

Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies. The property and business interruption coverage has a combined policy limit of $1.25 billion, for each occurrence. The property and business interruption polices insure real and personal property, including property located at our Coffeyville and East Dubuque fertilizer plant sites. There is a potential for a common occurrence to impact both the Coffeyville fertilizer plant and CVR Refining's Coffeyville refinery, in which case the insurance limitations would apply to all damages combined. For an insurable occurrence impacting either fertilizer plant, the policy retentions are $2.5 million for property damage . For business interruption losses, the insurance program has a 45-day waiting period retention for any one occurrence. In addition, the insurance policies contain a schedule of the sub-limits which apply to certain specific perils or areas of coverage. Sub-limits which may be of importance depending on the nature and extent of a particular insured occurrence are: flood, earthquake, contingent business interruption insuring key suppliers and customers, debris removal, decontamination, demolition and increased cost of construction due to law and ordinance, and others. Such conditions, limits and sub-limits could materially impact insurance recoveries, and potentially cause us to assume losses which could impair earnings.

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

Our facilities operates under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. Our facilities are also required to comply with prescriptive limits and meet performance standards specific to chemical facilities as well as to general manufacturing facilities. All of these permits, licenses, approvals, limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval, limit or standard. Incomplete documentation of compliance status may result in the imposition of fines, penalties and injunctive relief. Additionally, due to the nature of our manufacturing processes, there may be times when we are unable to meet the standards and terms and conditions of these permits and licenses due to operational upsets or malfunctions, which may lead to the imposition of fines and penalties or operating restrictions that may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance.
We could incur significant cost in cleaning up contamination at our nitrogen fertilizer plants and off-site locations.
Our business is subject to the occurrence of accidental spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to our nitrogen fertilizer plants or transportation of products or hazardous substances from our facilities may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under the CERCLA for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with the facilities we currently own and operate (whether or not such contamination occurred prior to our acquisition thereof), facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal.

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

In addition, we may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. We may also face liability for personal injury, property damage, natural resource damage or for cleanup costs for the alleged migration of contamination or other hazardous substances from our facilities to adjacent and other nearby properties. We may also face legal actions or sanctions or incur costs related to contamination or noncompliance with environmental laws at our facilities. In addition, limited subsurface investigation indicates the presence of certain contamination at the East Dubuque Facility and Coffeyville Facility. In the future, state or federal authorities may require additional investigation or remediation or we may determine that there are conditions at these facilities that require remediation or other response.

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
We hold numerous environmental and other governmental permits and approvals authorizing operations at our nitrogen fertilizer facilities. Expansion of our operations is also predicated upon securing the necessary environmental or other permits or approvals. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our business, financial condition, results of operations and ability to make cash distributions.
Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition, and ability to make cash distributions.
The EPA has begun to regulate GHG emissions (including carbon dioxide, methane and nitrous oxides) under the authority granted to it under the Clean Air Act.

In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and annually report their GHG emissions to the EPA. In accordance with the rule, we began monitoring and reporting our GHG emissions from our nitrogen fertilizer plants. In May 2010, the EPA finalized the "Greenhouse Gas Tailoring Rule," which established new GHG emissions thresholds that determine when stationary sources, such as our nitrogen fertilizer plants, must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and evaluate and implement air pollution control technology, known as "best available control technology", to reduce GHG emissions.

Although the EPA has not yet proposed New Source Performance Standards ("NSPS") to regulate GHG emissions for the nitrogen fertilizer plants, the EPA has promulgated NSPS to regulate GHG for electric utilities. Therefore, it is possible that the EPA will propose standards for our fertilizer plants, but the timing of any such EPA proposal is not known.

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

In addition to potential federal legislation, a number of states have adopted regional GHG initiatives to reduce carbon dioxide and other GHG emissions. In 2007, a group of Midwest states, including Kansas (where our Coffeyville nitrogen fertilizer facility is located) and Illinois (where our East Dubuque Facility is located), formed the Midwestern Greenhouse Gas Reduction Accord, which calls for the development of a cap-and-trade system to control GHG emissions and for the inventory of such emissions. However, the individual states that have signed on to the accord must adopt laws or regulations implementing the trading scheme before it becomes effective. To date, neither Kansas nor Illinois has taken meaningful action to implement the accord, and it is unclear whether either state intends to do so in the future.

Alternatively, the EPA may take further steps to regulate GHG emissions. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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
The costs of complying with future regulations relating to the transportation, storage and handling of hazardous chemicals and security associated with our nitrogen fertilizer facilities may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. The chemical industry has responded to the issues that arose in response to the terrorist attacks on September 11, 2001 by starting new initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our results of operations, financial condition and ability to make cash distributions. The 2013 fertilizer plant explosion in West, Texas has generated consideration of more restrictive measures in the storage, handling and transportation of crop production materials, including fertilizers.
Our business depends on significant customers, and the loss of significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Our business has a high concentration of customers. In the aggregate, the top five UAN customers of our Coffeyville Facility represented 40% of that facility's fertilizer sales for the year ended December 31, 2015. Additionally, in the aggregate, the top five ammonia customers of our East Dubuque Facility represented 60% of that facility’s ammonia sales, and the top five UAN customers of our East Dubuque Facility represented 66% of that facility's UAN sales for the year ended December 31, 2015. One of our top five East Dubuque UAN customers is also a top five Coffeyville customer. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with most of our customers. The loss of significant customers, or a significant reduction in purchase volume by customers, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
There can be no assurance that the transportation costs of our competitors will not decline.
Our nitrogen fertilizer plants are located within the U.S. farm belt, where the majority of the end users of our nitrogen fertilizers grow their crops. Many of our competitors produce fertilizer outside this region and incur greater costs in transporting their products over longer distances via rail, ships and pipelines. There can be no assurance that our competitors' transportation costs will not decline or that additional pipelines will not be built, lowering the price at which our competitors can sell their products, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
We are largely dependent on our customers to transport purchased goods from our East Dubuque Facility.
Historically, prior to the mergers, the customers of the East Dubuque Facility generally were located close to our East Dubuque Facility and have been willing and able to transport purchased goods from the East Dubuque Facility. In most instances, those customers have purchased products for delivery at the East Dubuque Facility and then arranged and paid for the transport of them to their final destinations by truck. However, in the future, the transportation needs of those customers as well as their preferences may change, and those customers may no longer be willing or able to transport purchased goods from the East Dubuque Facility. In the event that our competitors are able to transport their products more efficiently or cost effectively than those customers, and we are unable to reallocate or provide alternative transportation resources that service our other facilities, those customers may reduce or cease purchases of our products. If this were to occur, we could be forced to make a substantial investment in a fleet of trucks and/or rail cars to meet the delivery needs of those customers, which could be expensive and time consuming. We may not be able to obtain transportation capabilities on a timely basis or at all, and our inability to provide transportation for products could have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Our facilities are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA and certain environmental regulations require that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees and state and local governmental authorities. Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions if we are subjected to significant fines or compliance costs.
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
Our business, results of operations, financial condition and ability to make cash distributions could be negatively impacted by difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. For example:

•
Although we believe we will have sufficient liquidity under our debt facilities and instruments to run our business, under extreme market conditions, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•
As disclosed, we assumed and incurred debt in connection with the completion of the mergers. We are considering various third-party refinancing options for this debt. There can be no assurance that we will be able to refinance the merger-related debt on favorable terms, or at all.

•	Market volatility could exert downward pressure on the price of our common units, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow.

•
Our debt facilities and instruments contain various covenants that must be complied with, and if we are not in compliance, there can be no assurance that we would be able to successfully amend the facilities or instruments in the future. Further, any such amendments may be expensive.

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
Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. Our Coffeyville Facility relies on gasification technology that requires special expertise to operate efficiently and effectively. To the extent that the services of our key technical personnel and skilled labor become unavailable to us for any reason, including as a result of the expiration and non-renewal of our collective bargaining agreement or the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We have a collective bargaining agreement in place covering unionized employees at our East Dubuque Facility which will expire in October 2016. We may not be able to locate or employ such qualified personnel on acceptable terms or at all. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. If we are unable to find qualified employees, or if the cost to find qualified employees increases materially, our results of operations and cash available for distribution to our unitholders could be adversely affected.
A substantial portion of our East Dubuque workforce is unionized and we are subject to the risk of labor disputes and adverse employee relations, which may disrupt our business and increase our costs.
As of December 31, 2015, approximately 60% of the employees at the East Dubuque Facility were represented by the International Union of United Automobile, Aerospace, and Agricultural Implement Workers under a collective bargaining agreement that expires in October 2016. We may not be able to renegotiate our collective bargaining agreement when it expires on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreement or future agreements may not prevent a strike or work stoppage in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

If licensed technology were no longer available, our business may be adversely affected.
We have licensed, and may in the future license, a combination of patent, trade secret and other intellectual property rights of third parties for use in our business. In particular, the gasification process we use to convert pet coke to high purity hydrogen for subsequent conversion to ammonia is licensed from General Electric. The license, which is fully paid, grants us perpetual rights to use the pet coke gasification process on specified terms and conditions and is integral to the operations of our Coffeyville Facility. If this license, or any other license agreements on which our operations rely, were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.
As of April 26, 2016, we had $300.0 million in outstanding borrowings under the CRLLC Facility and the $320.0 million Second Lien Notes outstanding. We and our subsidiaries may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

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

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include, or will likely include, restrictions on certain payments (including restrictions on distributions to our unitholders), the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under the Second Lien Notes or future credit agreements.

The Second Lien Notes Indenture prohibits East Dubuque from making distributions if any Default (except a Reporting Default) or Event of Default (each as defined in the Indenture) exists. In addition, the Indenture contains covenants limiting East Dubuque’s ability to pay distributions. The covenants apply differently depending on East Dubuque’s Fixed Charge Coverage Ratio (as defined in the Indenture). If the Fixed Charge Coverage Ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, without substantive restriction. If the Fixed Charge Coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our common unitholders, up to an aggregate $60.0 million basket plus certain other amounts referred to as "incremental funds" under the Indenture. For the year ended December 31, 2015, our Fixed Charge Coverage ratio was 4.81 to 1.00. In addition, any defaults could trigger cross defaults under other or future credit agreements. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.
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

•	our future ability to borrow under the AEPC Facility or ability to obtain other financing.

We cannot offer any assurance that our business will generate sufficient cash flow from operations, or that we will be able to draw under the AEPC Facility or otherwise, in an amount sufficient to fund our liquidity needs. In addition, our general partner's current policy is to distribute all available cash we generate on a quarterly basis, and the board of directors of our general partner may in the future elect to pay a special distribution, engage in unit repurchases or pursue other strategic options including acquisitions of other business or asset purchases, which would reduce cash available to service our debt obligations.

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
Our debt facilities and instruments contains, and any instruments governing future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict partnership activities. Any failure to comply with these covenants could result in a default under our debt facilities and instruments. Upon a default, unless waived, the lenders under our debt facilities and instruments would have all remedies available to a secured lender, and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against our assets, and force us into bankruptcy or liquidation, subject to any applicable intercreditor agreements. In addition, a default under our debt facilities and instruments would trigger a cross default under our other agreements and could trigger a cross default under the agreements governing our future indebtedness. Our operating results may not be sufficient to service our indebtedness or to fund our other expenditures and we may not be able to obtain financing to meet these requirements.
We are a holding company and depend upon our subsidiaries for our cash flow.
We are a holding company. All of our operations are conducted and all of our assets are owned by our subsidiaries. Consequently, our cash flow and our ability to meet our obligations or to make cash distributions in the future will depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends or otherwise. The ability of our subsidiaries to make any payments to us will depend on its earnings, the terms of its indebtedness, including the terms of any debt facilities and instruments, and legal restrictions. In particular, future debt facilities and instruments incurred at our subsidiaries may impose significant limitations on the ability of our subsidiaries to make distributions to us and consequently our ability to make distributions to our unitholders.
Risks Inherent in Our Limited Partnership Structure and Our Common Units

Mr. Carl C. Icahn exerts significant influence over the Partnership and his interests may conflict with the interests of the Partnership's public unitholders.
CVR Energy indirectly owns our general partner and approximately 34% of our common units. CVR Energy has the right to appoint and replace all of the members of the board of directors of our general partner at any time.

Mr. Carl C. Icahn indirectly controls approximately 82% of the voting power of CVR Energy's capital stock and, by virtue of such stock ownership in CVR Energy, is able to elect and appoint all of the directors of CVR Energy. This gives Mr. Icahn the ability to control and exert substantial influence over CVR Energy. As a result of such control of CVR Energy, he is able to control several aspects of the Partnership, including (subject to the limitations set forth in the partnership agreement):

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
We are a party to an omnibus agreement with CVR Energy and CVR GP, LLC ("CVR GP") under which CVR Energy has agreed not to, and will cause its controlled affiliates other than us not to, engage in certain fertilizer businesses competing with our businesses. These non-compete provisions will continue so long as CVR Energy directly or indirectly owns at least 50% of our common units. CVR Energy owns 34% of our common units upon consummation of the mergers. As a result, these non-compete provisions lapsed, and CVR Energy and its affiliates are permitted to compete with us, including by developing or acquiring additional fertilizer assets both directly and through its controlled affiliates. In keeping with the terms of our partnership agreement, the doctrine of corporate opportunity or any analogous doctrine, does not apply to CVR GP or any of its affiliates, including CVR Energy and its executive officers and directors. Therefore, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. For example, this could permit CVR Energy to elect to develop new fertilizer assets or acquire third-party fertilizer assets itself or through its controlled affiliates. Any such person or entity will not be liable to us or any of our limited partners for breach of any fiduciary duty or other duty (other than the implied contractual covenant of good faith and fair dealing) by reason of the fact that such person or entity pursues or acquired such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of CVR GP and result in less than favorable treatment of us and our unitholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1**	Guaranty, dated as of February 9, 2016, by and between CVR Partners, LP and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 12, 2016).
10.2**
Senior Term Loan Credit Agreement dated as of April 1, 2016 between CVR Partners, LP, as Borrower, and American Entertainment Properties Corp., as Lender (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 7, 2016).

10.3**
Senior Term Loan Credit Agreement dated as of April 1, 2016 between CVR Partners, LP, as Borrower, and Coffeyville Resources, LLC, as Lender (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 7, 2016 ).

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
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

April 28, 2016	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

April 28, 2016	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

April 28, 2016	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)