Form 10-Q
period 2016-06-30
CVR PARTNERS, LP
filed 2016-07-29
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 113,282,973 common units outstanding at July 26, 2016.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2016

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (this "Report"):

2015 Form 10-K	The Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016.

2021 Notes
$320.0 million aggregate principal amount of 6.5% Senior Notes due 2021, which were issued by CVR Nitrogen and CVR Nitrogen Finance. In June 2016 the majority of the Notes were repaid. $4.2 million aggregate principal amount of the Notes remain outstanding as of June 30, 2016.

2023 Notes	$645.0 million aggregate principal amount of 9.25% Senior Notes due 2023, which were issued through CVR Partners and CVR Nitrogen Finance.

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

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

catalyst	A substance that alters, accelerates, or instigates chemical changes, but is neither produced, consumed nor altered in the process.

Change of Control Offer	The offer commenced on April 29, 2016 by the CVR Nitrogen and CVR Nitrogen Finance to purchase any and all of the outstanding 2021 Notes at 101% of par value.

Coffeyville Facility	CVR Partners' nitrogen fertilizer manufacturing facility located in Coffeyville, Kansas.

common units	Common units representing limited partner interests of CVR Partners.

corn belt	The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

Credit Agreement
CRNF's $125.0 million term loan, $25.0 million revolving and $50.0 million uncommitted incremental credit facility, guaranteed by the Partnership, entered into with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent.

CRLLC	Coffeyville Resources, LLC, the subsidiary of CVR Energy which directly owns our general partner and 38,920,000 common units.

CRLLC Facility	The Partnership's $300.0 million senior term loan credit facility with CRLLC, which was repaid in full and terminated on June 10, 2016.

CRNF	Coffeyville Resources Nitrogen Fertilizers, LLC.

CVR Energy	CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI," which indirectly owns our general partner and the common units owned by CRLLC.

CVR Nitrogen Finance
CVR Nitrogen Finance Corporation, an indirect wholly-owned subsidiary of the Partnership (formerly known as East Dubuque Finance Corporation and also formerly known as Rentech Nitrogen Finance Corporation).

CVR Nitrogen	CVR Nitrogen, LP (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.).

CVR Nitrogen GP	CVR Nitrogen GP, LLC (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC).

CVR Partners	CVR Partners, LP.

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

East Dubuque Facility	CVR Partners' nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois.

East Dubuque Merger	The transactions contemplated by the Merger Agreement, whereby the Partnership acquired CVR Nitrogen and CVR Nitrogen GP on April 1, 2016.

EDNF	East Dubuque Nitrogen Fertilizers, LLC (formerly known as Rentech Nitrogen, LLC).

farm belt	Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

GAAP	U.S. generally accepted accounting principles.

general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of CRLLC.

Merger Agreement	The Agreement and Plan of Merger, dated as of August 9, 2015, whereby the Partnership acquired CVR Nitrogen and CVR Nitrogen GP.

Mid Corn Belt	Primarily includes Illinois, Indiana, Iowa, Missouri, Nebraska and Kansas.

MMBtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

MSCF	One thousand standard cubic feet, a customary gas measurement.

netback	Netback represents net sales less freight revenue divided by product sales volume in tons. Netback is also referred to as product pricing at gate.

on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

Partnership	CVR Partners, LP.

pet coke	Petroleum coke - a coal-like substance that is produced during the oil refining process.

product pricing at gate	Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate is also referred to as netback.

Southern Plains	Primarily includes Oklahoma, Texas and New Mexico.

Tender Offer	The cash tender offer commenced on April 29, 2016 by CVR Nitrogen and CVR Nitrogen Finance to purchase any and all of the outstanding 2021 Notes at 101.5% of par value.

throughput	The volume processed through a unit.

ton	One ton is equal to 2,000 pounds.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

Wells Fargo Credit Agreement
CVR Nitrogen's credit agreement with Wells Fargo Bank, National Association, as successor-in-interest by assignment from General Electric Company, as administrative agent, which was repaid in April 2016 and terminated.

wheat belt	The primary wheat producing region of the United States, which includes Oklahoma, Kansas, North Dakota, South Dakota and Texas

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$76,261	$49,967
Accounts receivable, net of allowance for doubtful accounts of $42 and $27, at June 30, 2016 and December 31, 2015, respectively	16,059	7,187
Inventories	53,113	37,529
Prepaid expenses and other current assets, including $837 and $883 from affiliates at June 30, 2016 and December 31, 2015, respectively	6,403	3,862
Total current assets	151,836	98,545
Property, plant, and equipment, net of accumulated depreciation	1,154,568	393,133
Goodwill	40,969	40,969
Other long-term assets, including $688 and $777 with affiliates at June 30, 2016 and December 31, 2015, respectively	5,276	3,608
Total assets	$1,352,649	$536,255
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,075 and $1,940 due to affiliates at June 30, 2016 and December 31, 2015, respectively	$33,998	$11,103
Personnel accruals, including $1,946 and $1,974 with affiliates at June 30, 2016 and December 31, 2015, respectively	7,160	5,999
Deferred revenue	1,326	3,129
Accrued expenses and other current liabilities, including $1,545 and $2,334 with affiliates at June 30, 2016 and December 31, 2015, respectively	11,571	5,683
Total current liabilities	54,055	25,914
Long-term liabilities:
Long-term debt, net of current portion	625,312	124,773
Other long-term liabilities	1,142	16
Total long-term liabilities	626,454	124,789
Commitments and contingencies
Partners’ capital:
Common unitholders, 113,282,973 and 73,128,269 units issued and outstanding at June 30, 2016 and December 31, 2015, respectively	672,139	385,670
General partner interest	1	1
Accumulated other comprehensive loss	—	(119)
Total partners’ capital	672,140	385,552
Total liabilities and partners’ capital	$1,352,649	$536,255
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(unaudited)
	(in thousands, except per unit data)
Net sales	$119,797	$80,815	$192,889	$173,865
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	536	2,184	1,357	4,002
Cost of product sold (exclusive of depreciation and amortization) — Third parties	35,513	13,240	51,073	37,191
	36,049	15,424	52,430	41,193
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,249	1,195	2,101	2,222
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	52,895	23,951	75,733	47,338
	54,144	25,146	77,834	49,560
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,917	3,361	7,379	6,628
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	4,426	1,162	7,356	2,478
	8,343	4,523	14,735	9,106
Depreciation and amortization	17,559	7,010	24,535	13,829
Total operating costs and expenses	116,095	52,103	169,534	113,688
Operating income	3,702	28,712	23,355	60,177
Other income (expense):
Interest expense and other financing costs	(15,552)	(1,717)	(17,187)	(3,414)
Interest income	2	12	4	24
Loss on extinguishment of debt	(5,116)	—	(5,116)	—
Other income, net	34	5	58	11
Total other income (expense)	(20,632)	(1,700)	(22,241)	(3,379)
Income (loss) before income tax expense (benefit)	(16,930)	27,012	1,114	56,798
Income tax expense (benefit)	76	(4)	77	8
Net income (loss)	$(17,006)	$27,016	$1,037	$56,790

Net income (loss) per common unit – basic	$(0.15)	$0.37	$0.01	$0.78
Net income (loss) per common unit – diluted	$(0.15)	$0.37	$0.01	$0.78
Weighted-average common units outstanding:
Basic	113,283	73,123	93,206	73,123
Diluted	113,283	73,131	93,206	73,131

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(unaudited)
	(in thousands)
Net income (loss)	$(17,006)	$27,016	$1,037	$56,790
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	(38)	—	(110)
Net loss reclassified into income on settlement of interest rate swaps	—	266	119	533
Other comprehensive income	—	228	119	423
Total comprehensive income (loss)	$(17,006)	$27,244	$1,156	$57,213
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Issued	Amount

	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2015	73,128,269	$385,670	$1	$(119)	$—	$385,552
Cash distributions to common unitholders – Affiliates	—	(21,017)	—	—	—	(21,017)
Cash distributions to common unitholders – Non-affiliates	—	(29,314)	—	—	—	(29,314)
Share-based compensation – Affiliates	—	(1)	—	—	—	(1)
Issuance of common units for the merger consideration	40,154,704	335,693	—	—	—	335,693
Noncontrolling interest	—	—	—	—	4,564	4,564
Contribution from affiliates	—	—	—	—	507	507
Purchase of noncontrolling interest	—	71	—	—	(5,071)	(5,000)
Net income	—	1,037	—	—	—	1,037
Other comprehensive income	—	—	—	119	—	119
Balance at June 30, 2016	113,282,973	$672,139	$1	$—	$—	$672,140

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income	$1,037	$56,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,535	13,829
Allowance for doubtful accounts	15	(16)
Amortization of deferred financing costs and original issue discount	378	479
Amortization of debt fair value adjustment	1,250	—
(Gain) loss on disposition of fixed assets	44	22
Loss on extinguishment of debt	5,116	—
Share-based compensation – Affiliates	899	1,136
Share-based compensation	718	289
Change in assets and liabilities:
Accounts receivable	54	(3,245)
Inventories	34,615	(107)
Prepaid expenses and other current assets	2,604	2,020
Other long-term assets	(263)	(52)
Accounts payable	8,955	908
Deferred revenue	(31,640)	(11,702)
Accrued expenses and other current liabilities	(19,231)	(4,395)
Other long-term liabilities	68	(2)
Net cash provided by operating activities	29,154	55,954
Cash flows from investing activities:
Capital expenditures	(11,869)	(6,033)
Acquisition of CVR Nitrogen, LP, net of cash acquired	(63,869)	—
Proceeds from sale of assets	—	32
Net cash used in investing activities	(75,738)	(6,001)

	Six Months Ended June 30,
	2016	2015

	(unaudited)
	(in thousands)
Cash flows from financing activities:
Principal and premium payments on 2021 Notes	(320,539)	—
Principal payment on CRLLC Facility	(300,000)	—
Principal payments on long-term debt	(125,000)	—
Payment of revolving debt	(49,100)	—
Payment of financing costs	(6,528)	—
Proceeds on issuance of 2023 Notes, net of original issue discount	628,869	—
Proceeds on CRLLC Facility	300,000	—
Contribution from affiliate	507	—
Cash distributions to common unitholders – Affiliates	(21,017)	(33,471)
Cash distributions to common unitholders – Non-affiliates	(29,314)	(29,415)
Purchase of noncontrolling interest	(5,000)	—
Net cash provided by (used in) financing activities	72,878	(62,886)
Net increase (decrease) in cash and cash equivalents	26,294	(12,933)
Cash and cash equivalents, beginning of period	49,967	79,914
Cash and cash equivalents, end of period	$76,261	$66,981

Supplemental disclosures:
Cash paid for income taxes, net	$14	$35
Cash paid for interest, net of capitalized interest of $401 in 2016	$22,304	$2,934
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$5,065	$2,048
Change in accounts payable related to construction in progress	$(145)	$982
Reduction of proceeds from 2023 Notes from underwriting discount	$16,131	$—
Fair value of common units issued in a business combination	$335,693	$—
Fair value of debt assumed in a business combination	$367,500	$—

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

(unaudited)

(1) Formation of the Partnership, Organization and Nature of Business

Organization

CVR Partners, LP (referred to as "CVR Partners" or the "Partnership") is a Delaware limited partnership, formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, "CVR Energy") to own, operate and grow its nitrogen fertilizer business. Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership principally produces ammonia and urea ammonium nitrate ("UAN"), an aqueous solution of urea and ammonium nitrate. The Partnership's product sales are sold on a wholesale basis in North America.

The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the "Coffeyville Facility") and East Dubuque, Illinois (the "East Dubuque Facility"). On April 1, 2016, the Partnership completed the merger (the "East Dubuque Merger") with CVR Nitrogen, LP (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners, L.P.) ("CVR Nitrogen") and with CVR Nitrogen GP, LLC (formerly known as East Dubuque Nitrogen GP, LLC and also formerly known as Rentech Nitrogen GP, LLC) ("CVR Nitrogen GP"), whereby the Partnership acquired the East Dubuque Facility. See Note 4 ("East Dubuque Merger") for further discussion.

The Partnership's subsidiaries include Coffeyville Resources Nitrogen Fertilizers, LLC ("CRNF"), which owns and operates the Coffeyville Facility, and East Dubuque Nitrogen Fertilizers, LLC ("EDNF"), which owns and operates the East Dubuque Facility. Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally UAN.

As of June 30, 2016, public security holders held approximately 66% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of June 30, 2016, Icahn Enterprises L.P. and its affiliates owned approximately 82% of the shares of CVR Energy.

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
June 30, 2016
(unaudited)

the services agreement. See Note 14 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2016 and December 31, 2015, the results of operations and comprehensive income (loss) of the Partnership for the three and six months ended June 30, 2016 and 2015, the cash flows of the Partnership for the six months ended June 30, 2016 and 2015 and the changes in partners’ capital for the Partnership for the six months ended June 30, 2016.

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

Planned Major Maintenance Costs

The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. During the second quarter of 2016, the East Dubuque Facility completed a major scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million, associated with the 2016 East Dubuque turnaround, are included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2016.

Cost Classifications

Cost of product sold (exclusive of depreciation and amortization) consist primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen.

Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 5 ("Share‑Based Compensation").

Selling, general and administrative expenses (exclusive of depreciation and amortization) consist primarily of direct and allocated legal expenses, treasury, accounting, marketing, human resources, information technology and maintaining the corporate offices. Selling, general and administrative expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 5 ("Share‑Based Compensation").

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Cost of product sold, direct operating expenses, and selling, general and administrative expenses are presented exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations. Depreciation and amortization consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$17.3	$6.9	$24.1	$13.5
Depreciation and amortization excluded from cost of product sold	0.2	0.1	0.3	0.3
Depreciation and amortization excluded from selling, general and administrative expenses	0.1	—	0.1	—
	$17.6	$7.0	$24.5	$13.8
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
CVR Nitrogen Holdings, LLC, a corporate entity wholly owned by CVR Partners, generates income or loss based on its own activities. As a corporation, the entity is subject to federal and state income taxes.
Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 740, Income Taxes, both the Partnership (for taxes based on income such as the Texas franchise tax and the Illinois replacement tax) and the corporate entity account for income taxes using the asset and liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. When applicable, penalties and interest related to uncertain tax positions are recorded as income tax expense.

(3) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership has not yet selected a transition method and is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard is effective for interim and annual periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption was permitted. The Partnership adopted ASU 2015-03 as of January 1, 2016 and applied the standard retrospectively to the Condensed Consolidated Balance Sheet. Refer to Note 11 ("Debt") for further details.

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
June 30, 2016
(unaudited)

retrospective approach. The Partnership is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

(4) East Dubuque Merger

On April 1, 2016, the Partnership completed the East Dubuque Merger as contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), whereby the Partnership acquired CVR Nitrogen and CVR Nitrogen GP. Pursuant to the East Dubuque Merger, the Partnership acquired the East Dubuque Facility.

CVR Nitrogen was required to sell or spin off its facility located in Pasadena, Texas (the "Pasadena Facility") as a condition to closing of the East Dubuque Merger. On March 14, 2016, CVR Nitrogen completed the sale of 100% of the issued and outstanding membership interests of its subsidiary that owned the Pasadena Facility to a third party. Holders of common units representing limited partner interests in CVR Nitrogen ("CVR Nitrogen common units") of record as of March 28, 2016 received consideration for the Pasadena Facility and may receive additional consideration in the future according to the terms of the purchase agreement. The Partnership did not receive and will not receive any consideration relating to the sale of the Pasadena Facility.

Under the terms of the Merger Agreement, holders of CVR Nitrogen common units eligible to receive consideration received 1.04 common units (the "unit consideration") representing limited partner interests in CVR Partners ("CVR Partners common units") and $2.57 in cash, without interest, (the "cash consideration" and together with the unit consideration, the "merger consideration") for each CVR Nitrogen common unit. Pursuant to the Merger Agreement, CVR Partners issued approximately 40.2 million CVR Partners common units and paid approximately $99.2 million in cash consideration to CVR Nitrogen common unitholders and certain holders of CVR Nitrogen phantom units discussed below.

Phantom units granted and outstanding under CVR Nitrogen’s equity plans and held by an employee who continued in the employment of a CVR Partners-affiliated entity upon closing of the East Dubuque Merger were canceled and replaced with new incentive awards of substantially equivalent value and on similar terms. See Note 5 ("Share‑Based Compensation") for further discussion. Each phantom unit granted and outstanding and held by (i) an employee who did not continue in employment of a CVR Partners-affiliated entity, or (ii) a director of CVR Nitrogen GP, upon closing of the East Dubuque Merger, vested in full and the holders thereof received the merger consideration.

In accordance with the FASB’s ASC Topic 805 — Business Combinations ("ASC 805"), the Partnership accounted for the East Dubuque Merger as an acquisition of a business with CVR Partners as the acquirer. ASC 805 requires that the consideration transferred be measured at the current market price at the date of the closing of the East Dubuque Merger. The aggregate merger consideration was approximately $802.4 million, including the fair value of CVR Partners common units issued of $335.7 million, a cash contribution of $99.2 million and $367.5 million fair value of assumed debt. The East Dubuque Facility contributed net sales of $59.7 million and an operating loss of $8.2 million to our Condensed Consolidated Statement of Operations for both the three and six months ended June 30, 2016.

In March 2016, CVR Energy purchased 400,000 CVR Nitrogen common units, representing approximately 1% of the outstanding CVR Nitrogen limited partner interests. CVR Energy did not receive merger consideration for these designated CVR Nitrogen common units. The Partnership recorded the noncontrolling interest fair value of $4.6 million in the purchase price consideration on April 1, 2016. Subsequent to the East Dubuque Merger, CVR Energy contributed $0.5 million to CVR Nitrogen, and the Partnership purchased the 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016 for $5.0 million. The transaction eliminated the noncontrolling interest, and the net impact of $0.1 million was recorded as an increase to partners' capital on the Condensed Consolidated Statement of Partners' Capital for the six months ended June 30, 2016. The Partnership owns 100% of the outstanding limited partners interests of CVR Nitrogen as of June 30, 2016.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Purchase Price Consideration

A summary of the total purchase price is as follows:

Purchase Price
(in millions)
Fair value of CVR Partners common units issued, as of the close of the East Dubuque Merger	$335.7
Cash payment to CVR Nitrogen common unitholders and certain phantom unitholders	99.2
Fair value of consideration transferred	434.9
Fair value of noncontrolling interest for parent affiliate units (1)	4.6
Total purchase price consideration to be allocated	$439.5

The fair value of the unit consideration was determined as follows:

Fair Value of Unit Consideration
(units in thousands)
CVR Nitrogen common units outstanding, as of the close of the East Dubuque Merger	38,985
Less: Noncontrolling interest from parent affiliate units (1)	400
Net units subject to merger consideration	38,585
Unit consideration per CVR Nitrogen common unit	1.04
Number of CVR Partners common units to be issued for merger consideration	40,129
Number of CVR Partners common units to be issued for CVR Nitrogen phantom units issued to noncontinuing employees and CVR Nitrogen board members (2)	26
Total number of CVR Partners units to be issued	40,155
Fair value per CVR Partners common unit, as of the close of the East Dubuque Merger	$8.36
Fair value of CVR Partners common units issued (in millions)	$335.7

_____________

(1)	See above for discussion of parent affiliate units.

(2)
As discussed above, each phantom unit granted and outstanding and held by (i) an employee who did not continue in the employment of a CVR Partners-affiliated entity, or (ii) a director of CVR Nitrogen GP, upon closing of the East Dubuque Merger, vested in full and the holders thereof received the merger consideration.

Merger-Related Indebtedness

CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.5% notes due 2021 (the "2021 Notes"). The majority of the 2021 Notes were repurchased in June 2016, as discussed further in Note 11 ("Debt").

Immediately prior to the East Dubuque Merger, CVR Nitrogen also had outstanding balances under a credit agreement with Wells Fargo Bank, National Association, as successor-in-interest by assignment from General Electric Company, as administrative agent (the "Wells Fargo Credit Agreement"). The Wells Fargo Credit Agreement consisted of a $50.0 million senior secured revolving credit facility with a $10.0 million letter of credit sublimit. In connection with the closing of the East Dubuque Merger, the Partnership paid $49.4 million for the outstanding balance, accrued interest and fees under the Wells Fargo Credit Agreement, and the Wells Fargo Credit Agreement was canceled.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Preliminary Purchase Price Allocation

Under the acquisition method of accounting, the purchase price was allocated to CVR Nitrogen's net tangible assets based on their fair values as of April 1, 2016. The Partnership has obtained a preliminary independent appraisal of the net assets acquired. Determining the fair value of net tangible assets requires judgment and involves the use of significant estimates and assumptions. The Partnership based its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. Although the Partnership believes the estimates of fair value of the assets and liabilities acquired are accurate, these estimates are preliminary and are subject to change during the measurement period. This measurement period may extend up to one year from the acquisition date.

The following table, set forth below, displays the estimated purchase price allocated to CVR Nitrogen's net tangible assets based on their fair values as of April 1, 2016. There were no identifiable intangible assets.

Purchase Price Allocation
(in millions)
Cash	$35.4
Accounts receivable	8.9
Inventories	49.5
Prepaid expenses and other current assets (1)	5.2
Property, plant and equipment	774.9
Other long-term assets	1.1
Deferred revenue	(29.8)
Other current liabilities (2)	(37.0)
Long-term debt	(367.5)
Other long-term liabilities	(1.2)
Total fair value of net assets acquired	439.5
Less: Cash acquired	35.4
Total consideration transferred, net of cash acquired	$404.1
_____________

(1)
Includes $4.0 million for the estimated fair value of insurance proceeds related to an event that occurred prior to the East Dubuque Merger. The Partnership received $4.0 million during the three months ended June 30, 2016, which was included in operating activities on the Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

(2)
Includes an assumed liability of $11.8 million for third-party financial advisory services provided to CVR Nitrogen that became payable upon the closing of the East Dubuque Merger, and was subsequently paid by CVR Partners on April 1, 2016, which was included in operating activities on the Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

Pro Forma Financial Information

The summary pro forma financial information for the periods presented below gives effect to the East Dubuque Merger as if it had occurred at January 1, 2015. The pro forma financial information for all periods presented were adjusted to give effect to pro forma events that are i) directly attributable to the East Dubuque Merger, ii) factually supportable and iii) expected to have a continuing impact on the consolidated results of operations.

Pro forma net income (loss) has been adjusted to exclude $1.2 million and $0.5 million, respectively, of merger-related costs incurred during the three months ended June 30, 2016 and 2015 and to exclude $3.2 million and $0.5 million, respectively, of merger-related costs incurred during the six months ended June 30, 2016 and 2015. Pro forma net income (loss) has also been adjusted to

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

exclude $13.0 million of nonrecurring expenses related to the fair value adjustment to acquisition-date inventory and deferred revenue for both the three and six months ended June 30, 2016.

Incremental interest expense for financing the cash merger consideration and financing the payoff of the Wells Fargo Credit Agreement has also been adjusted for in the pro forma financial information, as well as incremental depreciation resulting from increased fair value of the property, plant and equipment as noted in the preliminary purchase price allocation.

The summary pro forma financial information is for informational purposes only and does not purport to represent what the Partnership's consolidated results of operations actually would have been if the East Dubuque Merger had occurred at any date, and such data does not purport to project the Partnership's results of operations for any future period. The basic and diluted units outstanding used to calculate the pro forma net income (loss) per unit amounts presented below have been adjusted to assume units issued at the closing of the East Dubuque Merger were outstanding since January 1, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands, except per unit data)
Net sales	$119,797	$152,875	$227,737	$282,677
Net income (loss)	(2,747)	52,610	12,182	81,102
Net income (loss) per common unit, basic and diluted	(0.02)	0.46	0.11	0.72

Expenses Associated with the East Dubuque Merger

During the three and six months ended June 30, 2016, the Partnership incurred $1.2 million and $2.5 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

(5) Share‑Based Compensation

Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity-based compensation plans of CVR Partners' affiliates. Accordingly, CVR Partners has recorded compensation expense for these plans. All compensation expense related to these plans for full-time employees of CVR Partners has been allocated 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership is not responsible for payment of the allocated share-based compensation for certain plans. Allocated expense amounts related to plans for which the Partnership is not responsible for payment are immaterial and are reflected as an increase or decrease to partners' capital.

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2016, performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2016, there was approximately $0.3 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.5 years. Compensation expense recorded for the three and six months ended June 30, 2016 related to the awards was approximately $0.1 million and $0.2 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of June 30, 2016, the Partnership had a liability of $0.2 million, for its allocated portion of the 2015 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.

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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2016, there was approximately $0.7 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.2 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of June 30, 2016, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended June 30, 2016 and 2015 related to the awards was nominal and approximately $0.2 million, respectively. Compensation expense recorded for the six months ended June 30, 2016 and 2015 related to the awards was nominal and approximately $0.4 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of both June 30, 2016 and December 31, 2015, the Partnership had a liability of $0.5 million for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
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

Through the CVR Partners LTIP, phantom unit awards outstanding include awards granted to employees of both the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered non-employee equity based-awards. The phantom unit awards outstanding vest over a three-year period and are required to be remeasured each reporting period until they vest. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of June 30, 2016, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units available for issuance.

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

In connection with the East Dubuque Merger as described in Note 4 ("East Dubuque Merger"), 195,980 phantom units were granted to certain CVR Nitrogen employees.  A related liability of $0.6 million was recorded as part of the opening balance sheet and included in personnel accruals in the purchase price allocation in Note 4 ("East Dubuque Merger").  Subsequent to the East Dubuque Merger, 58,730 awards were subject to an accelerated vesting date and were paid in full resulting in the early recognition of $0.3 million as compensation expense in selling, general and administrative expenses (exclusive of depreciation and amortization).

A summary of the phantom unit activity during the six months ended June 30, 2016 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	391,903	$8.71
Granted	199,455	8.07
Vested	(58,730)	8.08
Forfeited	(5,975)	8.96
Non-vested at June 30, 2016	526,653	$8.54

Unrecognized compensation expense associated with the unvested phantom units at June 30, 2016 was approximately $2.6 million and is expected to be recognized over a weighted average period of 1.5 years. Compensation expense recorded for the three months ended June 30, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $0.8 million and $0.4 million, respectively. Compensation expense recorded for the six months ended June 30, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $1.3 million and $1.0 million, respectively. Compensation expense related to the awards to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

amortization) - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates. As of June 30, 2016 and December 31, 2015 the Partnership had a liability of $2.2 million and $0.7 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Unit Award

In May 2014, the Partnership entered into a Phantom Unit Agreement with Mark A. Pytosh, the Chief Executive Officer and President of the general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Compensation expense recorded for the three months ended June 30, 2016 and 2015 related to the awards was nominal. Compensation expense for the six months ended June 30, 2016 and 2015 related to the awards was approximately $52,000 and $39,000, respectively. Based on current estimates of performance thresholds for the remaining performance cycles, unrecognized compensation expense and the liability associated with the unvested phantom units as of June 30, 2016 was $0.1 million. The unrecognized compensation expense and the liability associated with the unvested phantom units as of December 31, 2015 were nominal.

(6) Inventories

Inventories consisted of the following:

	June 30, 2016	December 31, 2015

	(in thousands)
Finished goods	$9,317	$9,589
Raw materials and precious metals	10,089	9,055
Parts and supplies	33,707	18,885
Total inventories	$53,113	$37,529

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(7) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	June 30, 2016	December 31, 2015

	(in thousands)
Land and improvements	$12,958	$5,441
Buildings and improvements	14,529	3,049
Machinery and equipment	1,337,487	574,326
Automotive equipment	529	448
Furniture and fixtures	1,280	918
Railcars	16,265	16,315
Construction in progress	5,609	1,641
	$1,388,657	$602,138
Less: Accumulated depreciation	234,089	209,005
Total property, plant and equipment, net	$1,154,568	$393,133

Capitalized interest recognized as a reduction of interest expense was $0.4 million and $0 for the three and six months ended June 30, 2016 and 2015, respectively.

(8) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

As of June 30, 2016, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.

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

Available cash begins with Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expenses, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense, loss on disposition of assets and expenses associated with the East Dubuque Merger. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

The following is a summary of cash distributions paid to the Partnership's unitholders during 2016 for the respective quarters to which the distributions relate:

	December 31, 2015	March 31, 2016(1)	Total Cash Distributions Paid in 2016

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$10.5	$10.5	$21.0
Amount paid to public unitholders	9.2	20.1	29.3
Total amount paid	$19.7	$30.6	$50.3
Per common unit	$0.27	$0.27	$0.54
Common units outstanding (in thousands)	73,128	113,283

_____________________________

(1) The distribution per common unit for the three months ended March 31, 2016 is calculated based on the post-merger common units outstanding.

See Note 16 ("Subsequent Events") for further information on the Partnership's second quarter of 2016 distribution.

(9) Net Income (Loss) per Common Unit

The Partnership's net income (loss) is allocated wholly to the common units, as the general partner does not have an economic interest. Basic and diluted net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period and, when applicable, gives effect to certain units granted under the CVR Partners LTIP. The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	As of June 30, 2016	As of December 31, 2015

	(in thousands)
Property taxes	$1,686	$1,371
Current interest rate swap liabilities	—	119
Accrued interest	3,537	458
Railcar maintenance accruals	2,098	209
Affiliates (1)	1,545	2,334
Other accrued expenses and liabilities	2,705	1,192
	$11,571	$5,683
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(11) Debt

Long-term debt consisted of the following:

	As of June 30, 2016	As of December 31, 2015

	(in thousands)
9.25% senior secured notes, due 2023	$645,000	$—
6.50% notes, due 2021	4,195	—
Credit Agreement term loan, due 2016	—	125,000
Total long-term debt, before debt issuance costs and discount	649,195	125,000
Less:
Unamortized discount	16,038	—
Unamortized debt issuance costs	7,845	227
Total long-term debt, net of current portion	$625,312	$124,773

As discussed in Note 3 ("Recent Accounting Pronouncements"), the Partnership adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. As a result of adoption of the standard, debt issuance costs of $0.2 million were reclassified as a direct deduction from the carrying value of the related debt balances in the Condensed Consolidated Balance Sheets as of December 31, 2015. A nominal amount of debt issuance costs related to the revolving credit facility were presented as assets in the Condensed Consolidated Balance Sheet as of December 31, 2015.

For the three months ended June 30, 2016 and 2015, amortization of the discount on debt and amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2016 and 2015, amortization of the discount on debt and amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $0.4 million and $0.5 million, respectively.

2023 Notes

On June 10, 2016, the Partnership and CVR Nitrogen Finance Corporation, an indirect wholly-owned subsidiary of the Partnership, (together the "2023 Notes Issuers"), certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023 (the "2023 Notes"). The 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2016. The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. The Partnership received approximately $622.9 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the 2023 Notes were used to: (i) repay all amounts outstanding under the CRLLC Facility (defined and discussed below); (ii) finance the 2021 Notes Tender Offer (defined and discussed below) and (iii) to pay related fees and expenses.

The debt issuance costs of the 2023 Notes totaled approximately $7.9 million and are being amortized over the term of the 2023 Notes as interest expense using the effective-interest amortization method.

The 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict the Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s units or

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. As of June 30, 2016, the Partnership was in compliance with the covenants contained in the 2023 Notes.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $3.5 million as of June 30, 2016 related to the 2023 Notes. At June 30, 2016, the estimated fair value of the 2023 Notes was approximately $656.3 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

2021 Notes

The $320.0 million 2021 Notes were issued by CVR Nitrogen and CVR Nitrogen Finance (the "2021 Notes Issuers") prior to the East Dubuque Merger. The 2021 Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms.

On April 29, 2016, the 2021 Notes Issuers commenced a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding 2021 Notes. In connection with the Tender Offer, the 2021 Notes Issuers solicited the consents of holders of the notes to certain proposed amendments to the indenture governing the notes (the "Consent Solicitation"). As a result of the Tender Offer, on June 10, 2016, the 2021 Notes Issuers repurchased $315,245,000 of 2021 Notes, representing approximately 98.5% of the total outstanding principal amount of the notes at a purchase price of $1,015 per $1,000 in principal amount. The total amount paid related to the Tender Offer was approximately $320.0 million, including an approximate $4.7 million premium. Additionally, the 2021 Notes Issuers paid $3.1 million for accrued and unpaid interest for the tendered notes up to the settlement date. The 2021 Notes Issuers received the requisite consents in respect of the 2021 Notes in connection with the Consent Solicitation to amend the indenture governing the 2021 Notes. As a result, the 2021 Notes Issuers executed a supplemental indenture, dated as of June 10, 2016, which eliminated or modified substantially all of the restrictive covenants relating to CVR Nitrogen and its subsidiaries, eliminated all events of default other than failure to pay principal, premium or interest on the 2021 Notes, eliminated all conditions to satisfaction and discharge, and released the liens on the collateral securing the 2021 Notes. The repurchase of a portion of the 2021 Notes resulted in a loss on extinguishment of debt of approximately $5.1 million for the three and six months ended June 30, 2016, which includes the Tender Offer premium of $4.7 million and the write-off of the unamortized portion of the purchase accounting adjustment of $0.4 million.

Concurrently with, but separately from the Tender Offer, the 2021 Notes Issuers also commenced an offer to purchase all of the outstanding 2021 Notes at a price equal to 101% of the principal amount thereof, as required as a result of the East Dubuque Merger (the "Change of Control Offer"). The offer expired on June 28, 2016. As a result of the Change of Control Offer, the 2021 Notes Issuers repurchased $560,000 of 2021 Notes at a purchase price of $1,010 per $1,000 in principal amount. The total amount paid related to the Change of Control Offer was approximately $0.6 million, including a nominal amount of premium and accrued and unpaid interest.

The $4,195,000 of principal amount of the 2021 Notes that remained outstanding following the consummation of the Tender Offer and the Change of Control Offer will continue to be obligations of the 2021 Notes Issuers. Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $0.1 million as of June 30, 2016 related to the 2021 Notes. At June 30, 2016, the estimated fair value of the 2021 Notes was approximately $4.2 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

CRLLC Facility

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Partnership entered into a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC, as the lender, the proceeds of which were used by the Partnership (i) to fund the repayment of amounts outstanding under the Wells Fargo Credit Agreement discussed in Note 4 ("East Dubuque Merger") (ii) to pay the cash consideration and to pay fees and expenses in connection with the East Dubuque Merger and related transactions and

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(iii) to repay all of the loans outstanding under the Credit Agreement discussed below. The CRLLC Facility had a term of two years and an interest rate of 12.0% per annum. Interest was calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. In April 2016, the Partnership borrowed $300.0 million under the CRLLC Facility. On June 10, 2016, the Partnership paid off the $300.0 million outstanding under the CRLLC Facility, paid $7.0 million in interest, and terminated the CRLLC Facility.

Credit Agreement

On April 13, 2011, CRNF, as borrower, and CVR Partners, as guarantor, entered into a credit facility with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent (the "Credit Agreement"). The Credit Agreement included a term loan facility of $125.0 million and a revolving credit facility of $25.0 million with an uncommitted incremental facility of up to $50.0 million. No amounts were outstanding under the revolving credit facility at December 31, 2015. The Credit Agreement was scheduled to mature on April 13, 2016. On April 1, 2016, in connection with the completion of the East Dubuque Merger, the Partnership repaid all amounts outstanding under the Credit Agreement and paid $0.3 million for accrued and unpaid interest. Effective upon such repayment, the Credit Agreement and all related loan documents and security interests were terminated and released. The repayment was funded from amounts drawn on the CRLLC Facility, as discussed above. The Partnership recognized a nominal amount of loss on debt extinguishment in connection with the termination of the Credit Agreement.

Previous borrowings under the Credit Agreement bore interest at either a Eurodollar rate or a base rate plus in either case a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the Credit Agreement ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. During the periods presented, the interest rate was either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. At December 31, 2015, the effective rate of the term loan was approximately 4.60%, inclusive of the impact of the interest rate swaps discussed in Note 12 ("Interest Rate Swap Agreements").

The carrying value approximated fair value as of December 31, 2015.

(12) Interest Rate Swap Agreements

CRNF had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt, which expired on February 12, 2016. The floating rate term debt is discussed in Note 11 ("Debt"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011, totals $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF received a floating rate based on three-month LIBOR and paid a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF receives a floating rate based on three-month LIBOR and paid a fixed rate of 1.975%. Both swap agreements were settled every 90 days. The effect of these swap agreements was to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR governed by the credit facility. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap was reported as a component of accumulated other comprehensive income (loss) ("AOCI") and reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss was recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for the three months ended June 30, 2015. The realized loss on the interest rate swap reclassified from AOCI into interest expense for the six months ended June 30, 2016 and 2015 was $0.1 million and $0.5 million, respectively.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(13) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Six months ending December 31, 2016	$2,613	$11,616
Year Ending December 31,
2017	4,328	13,549
2018	3,452	11,961
2019	2,836	10,453
2020	2,310	7,917
Thereafter	4,630	46,051
	$20,169	$101,547
_____________

CRNF leases railcars and facilities under long-term operating leases. Lease expense included in cost of product sold (exclusive of depreciation and amortization) and for the three months ended June 30, 2016 and 2015 totaled approximately $1.2 million. For the six months ended June 30, 2016 and 2015, these expenses totaled approximately $2.3 million. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire. In the second quarter of 2016, the Partnership entered into agreements to lease 115 UAN railcars from a related party, which is included in the operating lease commitments shown above. See Note 14 ("Related Party Transactions") for further discussion.

CRNF’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two-year period. See Note 14 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended June 30, 2016 and 2015, totaled approximately $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2016 and 2015, the expense totaled $1.9 million and $1.6 million, respectively.

CRNF is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2016. The delivered cost of this pet coke is included in cost of product sold (exclusive of depreciation and amortization) and totaled approximately $1.1 million and $1.0 million, respectively, for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, these expenses totaled approximately $2.5 million and $2.3 million, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Commitments for natural gas purchases consist of the following:

June 30, 2016

(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	775
Commitments to purchase natural gas	$1,820
Weighted average rate per MMBtu (1)	$2.35
____________

(1)	Weighted average rate per MMBtu is based on the fixed rates applicable to each contract.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including environmental, health and safety ("EHS") matters described below under "Environmental, Health and Safety Matters." Liabilities, if any, related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings from those provided in the 2015 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

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

(14) Related Party Transactions

Related Party Agreements

CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Environmental Agreement; (iv) Services Agreement; (v) GP Services Agreement and (vi) Limited Partnership Agreement. The agreements are described as in effect at June 30, 2016. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2015 Form 10-K.

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
June 30, 2016
(unaudited)

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

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners, when applicable. For the three months ended June 30, 2016 and 2015, the net sales generated from the sale of hydrogen to CRRM were approximately $0.5 million and $2.0 million, respectively. For the six months ended June 30, 2016 and 2015, the net sales generated from the sale of hydrogen to CRRM were approximately $1.6 million and $8.5 million, respectively. At June 30, 2016 and December 31, 2015, there was approximately $0.2 million and $0.5 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three and six months ended June 30, 2016 and 2015, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At June 30, 2016 and December 31, 2015, there were assets of approximately $0.2 million and $0.2 million, respectively, included in prepaid expenses and other current assets and approximately $0.7 million and $0.8 million, respectively, included in other long-term assets in the Condensed Consolidated Balance Sheets.

At June 30, 2016 and December 31, 2015, receivables of $0.1 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At June 30, 2016 and December 31, 2015, current obligations of approximately $0.6 million and $0.7 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.

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
June 30, 2016
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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $0.5 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, which was recorded in cost of product sold (exclusive of depreciation and amortization). For the six months ended June 30, 2016 and 2015, these expenses were approximately $1.3 million and $3.9 million, respectively. Payables of $0.2 million and $0.3 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$975	$954	$1,640	$1,844
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,059	2,535	5,622	4,918
Total	$4,034	$3,489	$7,262	$6,762

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 5 ("Share‑Based Compensation"), of $1.9 million and $1.5 million, respectively, for the three months ended June 30, 2016 and 2015. For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation, of $3.3 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, current obligations of $2.8 million and $3.2 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended June 30, 2016 and 2015 approximately $1.1 million and $1.0 million, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the six months ended June 30, 2016 and 2015, approximately $2.2 million and $2.1 million were incurred related to amounts due for reimbursement, respectively. At June 30, 2016 and December 31, 2015, current obligations of $2.0 million and $2.0 million, respectively, were included in personnel accruals and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group’s buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis. For the six months ended June 30, 2016, the Partnership paid Insight Portfolio Group a nominal amount. At June 30, 2016 and December 31, 2015, there were no unpaid balances related to transactions with the Insight Portfolio Group.

AEPC Facility

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Partnership entered into a $320.0 million senior term loan facility (the "AEPC Facility") with American Entertainment Properties Corp., a Delaware corporation and an affiliate of the Partnership ("AEPC"), as the lender, which was to be used (i) by the Partnership to provide funds to CVR Nitrogen to make a change of control offer and, if applicable, a "clean-up" redemption in accordance with the indenture governing the 2021 Notes or (ii) by the Partnership or CVR Nitrogen to make a tender offer for the 2021 Notes and, in each case, pay fees and expenses related thereto. The AEPC Facility had a term of two years and an interest rate of 12% per annum. In connection with the repayment of the substantial majority of the 2021 Notes, the AEPC Facility was terminated.

Commitment Letter

Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the "Commitment Letter") with CRLLC, pursuant to which CRLLC had committed to, on the terms and subject to the conditions set forth in the Commitment Letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would have been available solely to fund the repayment of all of the loans outstanding under the Wells Fargo Credit Agreement, the cash consideration and expenses associated with the East Dubuque Merger. The term loan facility, if drawn, would have had a one year term at an interest rate of three-month LIBOR plus 3.0% per annum. In connection with the CRLLC Facility discussed below, the Commitment Letter was terminated.

CRLLC Guaranty

On February 9, 2016, CRLLC and the Partnership entered into a guaranty (the "CRLLC Guaranty"), pursuant to which CRLLC agreed to guaranty the indebtedness outstanding under the Credit Agreement. If the Credit Agreement became due prior to a refinancing by the Partnership, CRLLC would have been required to pay the indebtedness pursuant to the guaranty. The Partnership's obligation to repay CRLLC for the indebtedness would have been pursuant to a promissory note (the "Note"). The terms of the Note would have been mutually agreed upon by the parties, provided, the term would be the lesser of two years or such time that the Partnership obtains third-party financing ("New Debt") of at least $125.0 million on terms acceptable to the Partnership with a term of greater than one year from the inception of the New Debt. In connection with the CRLLC Facility discussed below, the CRLLC Guaranty was terminated.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

CRLLC Facility

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Partnership entered into the CRLLC Facility. See Note 11 ("Debt") for further discussion.

Parent Affiliate Units

Subsequent to the East Dubuque Merger, the Partnership purchased 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016 for $5.0 million. See Note 4 ("East Dubuque Merger") for further discussion.

Railcar Lease Agreements

In the second quarter of 2016, the Partnership entered into agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC, a company controlled by Mr. Carl C. Icahn, CVR Energy's majority stockholder. The lease agreements have a term of approximately seven years. The Partnership anticipates physical receipt of these leased railcars and associated lease payment obligations to begin in the second half of 2016.

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

There were no assets or liabilities measured at fair value on a recurring basis as of June 30, 2016. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2015.

	December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Other current liabilities (interest rate swaps)	$—	$119	$—	$119

The Partnership had interest rate swaps that were measured at fair value on a recurring basis using Level 2 inputs. The swaps expired in February 2016. See further discussion in Note 12 ("Interest Rate Swap Agreements"). The fair values of these interest rate swap instruments were based on discounted cash flow models that incorporated the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The fair value of the debt issuances is disclosed in Note 11 ("Debt").

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2016
(unaudited)

(16) Subsequent Events

Distribution

On July 27, 2016, the Board of Directors of the general partner of the Partnership declared a cash distribution for the second quarter of 2016 in the amount of $0.17 per common unit, or approximately $19.3 million in aggregate. The cash distribution will be paid on August 15, 2016 to the Partnership's unitholders of record at the close of business on August 8, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the 2015 Form 10-K. Results of operations and cash flows for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in the 2015 Form 10-K, the risk factors disclosed under "Risk Factors" in the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on April 29, 2016, as well as the risk factors disclosed under "Risk Factors" in Part II, Item 1.A. of this Report. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Refining;

•	our reliance on the natural gas and electricity that we purchase from third parties;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plants;

•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;

•	competition in the nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of chemical manufacturing facilities;

•	the risk of security breaches;

•	our lack of asset diversification;

•	our dependence on significant customers;

•	the potential loss of our transportation cost advantage over our competitors;

•	our partial dependence on customer and distributor transportation of purchased goods;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

•	the risk of labor disputes and adverse employee relations;

•	risks relating to our relationships with CVR Energy and CVR Refining;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;

•	instability and volatility in the capital and credit markets;

•	risks, contingencies and uncertainties associated with the East Dubuque Merger;

•	our ability to complete the successful integration of the East Dubuque Facility into our business and to realize the synergies from the East Dubuque Merger; and

•	CVR Energy and its affiliates may compete with us.

All forward-looking statements contained in this Report speak only as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Partnership Overview

CVR Partners, LP ("CVR Partners," the "Partnership," "we," "us" or "our") is a Delaware limited partnership formed by CVR Energy to own, operate and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. Our principal products are UAN and ammonia. Our product sales are heavily weighted toward UAN and all of our products are sold on a wholesale basis.

We produce our nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas and East Dubuque, Illinois. We acquired the East Dubuque, Illinois facility in April 2016 through our acquisition of CVR Nitrogen. For a discussion of the East Dubuque Merger, refer to "Recent Developments" below in Part I, Item 2 of this Report and Note 4 ("East Dubuque Merger") of Part I, Item 1 of this Report. The consolidated financial statements and key operating metrics for the three and six months ended June 30, 2016 include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition.

Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Our Coffeyville Facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade substantially all of the ammonia we produce at our Coffeyville Facility to higher margin UAN, which has historically commanded a premium price over ammonia. Approximately 96% of our produced ammonia tons and the majority of the purchased ammonia tons were upgraded into UAN in 2015. For the three months ended June 30, 2016 and 2015, approximately 90% and 96%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN. For the six months ended June 30, 2016 and 2015, approximately 89% and 97%, respectively, of our produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

Our recently acquired East Dubuque Facility includes a 1,025 ton-per-day ammonia unit and a 1,100 ton-per-day UAN unit. The facility is located on a 210-acre, 140-foot bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. For the three months ended June 30, 2016, approximately 49% of our produced ammonia tons were upgraded to other products.

CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at June 30, 2016. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

The East Dubuque Facility uses low-cost, North American natural gas to produce nitrogen fertilizer, primarily ammonia and UAN, We are able to purchase natural gas at competitive prices due to the plant’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, significantly lowering our production costs.

Organizational Chart and Related Ownership
The following chart illustrates the organizational structure of the Partnership as of the date of this Report.

CVR Energy, Inc.
(NYSE: CVI)
CVR Refining GP, LLC
Non-economic general partner interest
Coffeyville Resources, LLC
Common Units
34%
Common Units
66%
Public and Affiliates
CVR GP, LLC
CVR Refining, LP
(NYSE: CVRR)
Common Units
34%
Public
Non-economic general partner interest
Common Units
66%
CVR Partners, LP
(NYSE: UAN)
(Co-issuer of 2023 Notes)
CVR Nitrogen GP, LLC
Non-economic general partner interest
CVR Nitrogen, LP
(Co-issuer of 2021 Notes)
CVR Nitrogen
Finance Corporation
(Co-issuer of 2021 and 2023 Notes)
East Dubuque
Nitrogen Fertilizers, LLC
Coffeyville Resources
Nitrogen Fertilizers, LLC
East Dubuque Facility
Coffeyville Facility
CVR Refining
Refinery Business

Recent Developments

On April 1, 2016, the Partnership completed the acquisition of CVR Nitrogen. Refer to Note 4 ("East Dubuque Merger") of Part I, Item 1 of this Report for further discussion of the East Dubuque Merger.

On June 10, 2016, the Partnership completed a private offering of $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023. Additionally, during the three months ended June 30, 2016, the Partnership repurchased approximately $315.8 million of the 2021 Notes pursuant to a Tender Offer and a Change of Control Offer. Refer to Note 11 ("Debt") of Part I, Item 1 of this Report for further discussion of the debt transactions.

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

We have the capacity to store approximately 160,000 tons of UAN and 80,000 tons of ammonia. Our storage tanks are located primarily at our two production facilities. Inventories are often allowed to accumulate to allow customers to take delivery to meet the seasonal demand.

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

The East Dubuque Facility is located in northwest Illinois, in the Mid Corn Belt. The East Dubuque primarily sells its product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the plant and arrange and pay to transport them to their final destinations by truck. The East Dubuque Facility has direct access to a barge dock on the Mississippi River as well as a nearby rail spur serviced by the Canadian National Railway Company.

The high fixed cost of the Coffeyville Facility direct operating expense structure also directly affects our profitability. Our Coffeyville Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses of our Coffeyville Facility include a large portion of electrical energy, employee labor, maintenance, including contract labor and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended June 30, 2016.

Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the three months ended June 30, 2016 and 2015, we incurred approximately $1.6 million and $3.1 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $12 and $25, respectively. For the six months ended June 30, 2016 and 2015, we incurred approximately $3.8 million and $6.7 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $15 and $27, respectively.

Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Our East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Facility. For the three months ended June 30, 2016, we incurred approximately $2.5 million for feedstock natural gas, which equaled an average cost per MMBtu of $2.33.

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
Historically, the East Dubuque Facility has also undergone a full facility turnaround every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of $6.6 million. The Partnership is planning to undergo the next scheduled full facility turnaround at the East Dubuque Facility in 2018.
Agreements with CVR Energy and CVR Refining

We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries (including CVR Refining), and our general partner. These include the pet coke supply agreement under which we buy the pet coke we use in our Coffeyville Facility; a services agreement, under which CVR Energy and its subsidiaries provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks for our Coffeyville Facility, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; a lease agreement pursuant to which we lease office space and laboratory space; and certain financing agreements that we entered into in connection with the East Dubuque Merger. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 14 ("Related Party Transactions") to Part I, Item 1 of this Report for additional discussion of the agreements.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reason discussed below.

East Dubuque Merger

On April 1, 2016, the Partnership completed the East Dubuque Merger, whereby the Partnership acquired the East Dubuque Facility. The consolidated financial statements and key operating metrics for the three and six months ended June 30, 2016 include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition.

During the three and six months ended June 30, 2016, the Partnership incurred $1.2 million and $2.5 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

See Note 4 ("East Dubuque Merger") for further discussion.

Major Scheduled Turnaround Activities

During the second quarter of 2016, the East Dubuque Facility completed a major scheduled turnaround and the ammonia and UAN units were down for approximately 28 days. Overall results were negatively impacted due to the lost production during the downtime that resulted in lost sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million associated with the 2016 turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and six months ended June 30, 2016.

Indebtedness

On April 1, 2016, as a result of the East Dubuque Merger, the Partnership acquired CVR Nitrogen, including its debt. During the second quarter of 2016, the Partnership used $300.0 million of funds from the CRLLC Facility to finance the payoff of CVR Partners' $125.0 million term loan, payoff CVR Nitrogen's credit facility outstanding balance of $49.1 million, and to fund the cash merger consideration and certain merger-related expenses. In June 2016, the Partnership issued $645.0 million aggregate principal of 9.250% Senior Notes due 2023 to refinance the substantial majority of its existing debt, including the CRLLC Facility. As a result of the financing transactions, the Partnership wrote off approximately $5.1 million, including the write-off of the Tender Offer premium of $4.7 million and the unamortized portion of the purchase accounting adjustment of $0.4 million and is reflected on the Condensed Consolidated Statements of Operations as loss on extinguishment of debt for the three and six months ended June 30, 2016. Also as a result of the financing transactions, the Partnership's interest expense increased for the three and six months ended June 30, 2016 as compared to the prior year.

A full discussion regarding the Partnership's indebtedness can be found in Note 11 ("Debt") of Part I, Item 1 of this Report.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiaries for the three and six months ended June 30, 2016 and 2015. The results of operations for our East Dubuque Facility are included for the post acquisition period of April 1, 2016 through June 30, 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2015, is unaudited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$119.8	$80.8	$192.9	$173.9
Cost of product sold – Affiliates (1)	0.5	2.2	1.4	4.0
Cost of product sold – Third parties (1)	35.5	13.2	51.0	37.2
	36.0	15.4	52.4	41.2
Direct operating expenses – Affiliates (1) (2) (3)	1.2	1.2	2.1	2.2
Direct operating expenses – Third parties (1) (3)	46.4	23.5	69.2	47.0
Major scheduled turnaround expenses	6.6	0.4	6.6	0.4
	54.2	25.1	77.9	49.6
Selling, general and administrative expenses – Affiliates (1) (2) (4)	3.9	3.4	7.4	6.6
Selling, general and administrative expenses – Third parties (1) (4)	4.4	1.2	7.3	2.5
	8.3	4.6	14.7	9.1
Depreciation and amortization	17.6	7.0	24.5	13.8
Operating income	3.7	28.7	23.4	60.2
Interest expense and other financing costs	(15.5)	(1.7)	(17.2)	(3.4)
Interest income	—	—	—	—
Loss on extinguishment of debt	(5.1)	—	(5.1)	—
Other income, net	—	—	—	—
Total other income (expense)	(20.6)	(1.7)	(22.3)	(3.4)
Income (loss) before income tax expense	(16.9)	27.0	1.1	56.8
Income tax expense	0.1	—	0.1	—
Net income (loss)	$(17.0)	$27.0	$1.0	$56.8
EBITDA (5)	$16.2	$35.7	$42.8	$74.0
Adjusted EBITDA (5)	$29.1	$36.1	$57.0	$74.5
Available cash for distribution (6)	$19.7	$28.4	$50.4	$61.0

Reconciliation to net sales:
Sales net at gate	$103.3	$70.5	$168.1	$149.7
Freight in revenue	8.7	7.8	15.6	14.8
Hydrogen revenue	0.5	2.0	1.6	8.5
Other, including the impact of purchase accounting	7.3	0.5	7.6	0.9
Total net sales	$119.8	$80.8	$192.9	$173.9

	As of June 30, 2016	As of December 31, 2015
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$76.3	$50.0
Working capital	97.8	72.7
Total assets	1,352.6	536.3
Total debt, net of current portion	625.3	124.8
Total partners’ capital	672.1	385.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$5.5	$30.6	$29.1	$56.0
Investing activities	(74.0)	(3.4)	(75.7)	(6.0)
Financing activities	92.8	(32.9)	72.9	(62.9)
Net increase (decrease) in cash and cash equivalents	$24.3	$(5.7)	$26.3	$(12.9)

Capital expenditures:
Maintenance capital expenditures	$4.1	$2.2	$4.9	$3.6
Growth capital expenditures	6.0	1.2	7.0	2.4
Total capital expenditures	$10.1	$3.4	$11.9	$6.0

______________________________

(1)	Amounts are shown exclusive of depreciation and amortization. Depreciation and amortization is primarily comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$17.3	$6.9	$24.1	$13.5
Depreciation and amortization excluded from cost of product sold	0.2	0.1	0.3	0.3
Depreciation and amortization excluded from selling, general and administrative expenses	0.1	—	0.1	—
	$17.6	$7.0	$24.5	$13.8

(2)
Our selling, general and administrative expenses and direct operating expenses include amounts for share-based compensation charges, which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes. See Note 5 ("Share‑Based Compensation") to Part I, Item 1 of this Report for further discussion of allocated share-based compensation. The charges for allocated share-based compensation was approximately $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2016 and 2015, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statement of Operations. The charges for allocated share-based compensation was approximately $0.2 million and $0.4 million, respectively, for the six months ended June 30, 2016 and 2015, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Operations. The amounts included in direct operating expenses (exclusive of depreciation and amortization) for the three and six months ended June 30, 2016 and 2015 were nominal.

(3)	Amounts are shown exclusive of major scheduled turnaround expenses that are separately disclosed.

(4)
The Partnership incurred approximately $1.2 million and $2.5 million of legal and other professional fees and other merger-related expenses for the three and six months ended June 30, 2016, respectively, as discussed in Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report, which are included in selling, general and administrative expenses.

(5)	EBITDA is defined as net income (loss) before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the East Dubuque Merger.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes expenses, such as major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets and expenses associated with the East Dubuque Merger, relating to transactions not reflective of our core operations. When applicable, each of these expenses is discussed herein, so that investors have complete information about expenses. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed herein, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of our Net Income (Loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)
Net income (loss)	$(17.0)	$27.0	$1.0	$56.8
Add:
Interest expense and other financing costs, net	15.5	1.7	17.2	3.4
Income tax expense	0.1	—	0.1	—
Depreciation and amortization	17.6	7.0	24.5	13.8
EBITDA	$16.2	$35.7	$42.8	$74.0
Add:
Major scheduled turnaround expenses	6.6	0.4	6.6	0.4
Share-based compensation, non-cash	—	—	—	0.1
Loss on extinguishment of debt	5.1	—	5.1	—
Expenses associated with the East Dubuque Merger	1.2	—	2.5	—
Adjusted EBITDA	$29.1	$36.1	$57.0	$74.5

(6)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three and six months ended June 30, 2016 and 2015, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deemed necessary or appropriate, and transaction expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

Available cash for distribution is not a recognized term under GAAP. Available cash for distribution should not be considered in isolation or as an alternative to net income (loss) or operating income, or any other measure of financial performance or operating performance. In addition, available cash for distribution is not presented as, and should not be considered, an alternative to cash flows from operations or as a measure of liquidity. Available cash for distribution as reported by the Partnership may not be comparable to similarly titled measures of other entities, thereby limiting its usefulness as a comparative measure.

A reconciliation of the available cash for distribution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except units and per unit data)
Adjusted EBITDA	$29.1	$36.1	$57.0	$74.5
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(14.5)	(1.5)	(15.9)	(2.9)
Maintenance capital expenditures	(4.1)	(2.2)	(4.9)	(3.6)
Major scheduled turnaround expenses	(6.6)	(0.4)	(6.6)	(0.4)
Cash reserves for future turnaround expenses	—	(4.0)	—	(7.0)
Expenses associated with the East Dubuque Merger	(1.2)	—	(2.5)	—
Plus:
Insurance recovery - business interruption	4.0	—	4.0	—
Impact of purchase accounting	13.0	—	13.0	—
Available cash associated with East Dubuque 2016 first quarter	—	—	6.3	—
Release of cash reserves established for turnaround expenses	—	0.4	—	0.4
Available cash for distribution	$19.7	$28.4	$50.4	$61.0
Available cash for distribution, per common unit	$0.17	$0.39	$0.44	$0.84
Common units outstanding (in thousands)	113,283	73,123	113,283	73,123

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Key Operating Statistics:

Consolidated sales (thousand tons):
Ammonia	73.6	6.3	98.0	19.1
UAN	339.4	249.8	606.4	524.3

Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$417	$546	$405	$551
UAN	$199	$269	$204	$265

Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	171.5	107.1	285.1	203.0
Ammonia (net available for sale) (2) (3)	45.6	4.4	60.7	19.1
UAN	296.5	253.5	544.7	505.6

Feedstock:
Petroleum coke used in production (thousand tons) (4)	130.6	128.2	257.5	253.1
Petroleum coke used in production (dollars per ton) (4)	$12	$25	$15	$27
Natural gas used in production (MMBtu) (5)	1,396.1	—	1,396.1	—
Natural gas used in production (dollars per MMBtu) (5)	$2.41	$—	$2.41	$—
Natural gas in cost of product sold (MMBtu) (5)	1,063.0	—	1,063.0	—
Natural gas in cost of product sold (dollars per MMBtu) (5)	$2.33	$—	$2.33	$—

Coffeyville Facility on-stream factors (6):
Gasification	98.0%	100.0%	97.8%	99.7%
Ammonia	96.6%	99.3%	96.9%	96.9%
UAN	93.7%	96.6%	92.5%	97.2%

East Dubuque Facility on-stream factors (6):
Ammonia	68.6%	—%	68.6%	—%
UAN	69.1%	—%	69.1%	—%

Market Indicators:
Ammonia - Southern Plains (dollars per ton)	$419	$546	$397	$550
Ammonia - Corn belt (dollars per ton)	$489	$601	$465	$604
UAN - Corn belt (dollars per ton)	$239	$305	$234	$309
Natural gas NYMEX (dollars per MMBtu)	$2.25	$2.74	$2.12	$2.77
______________________________

(1)
Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

(2)
Gross tons produced for ammonia represent total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent ammonia available for sale that was not upgraded into other fertilizer products.

(3)
In addition to the produced ammonia, the Partnership acquired approximately 5.0 thousand tons and 0.6 thousand tons of ammonia during the three months ended June 30, 2016 and 2015, respectively. The Partnership acquired approximately 8.0 thousand tons and 21.8 thousand tons of ammonia during the six months ended June 30, 2016 and 2015, respectively.

(4)
Our pet coke cost per ton purchased from CVR Refining averaged $5 and $21 for the three months ended June 30, 2016 and 2015, respectively. Third-party pet coke prices averaged $33 and $39 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, our pet coke cost per ton purchased from CVR Refining averaged $7 and $21, respectively. For the six months ended June 30, 2016 and 2015, third-party pet coke prices averaged $33 and $42, respectively.

(5)	The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity during the three and six months ended June 30, 2016 and 2015 was not material.

(6)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 100.0% for ammonia and 99.6% for UAN for the three months ended June 30, 2016.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net Sales. Net sales were $119.8 million for the three months ended June 30, 2016 compared to $80.8 million for the three months ended June 30, 2015. The increase of $39.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily attributable to increased sales volumes due to the inclusion of the full quarter of the East Dubuque Facility ($59.7 million). For the three months ended June 30, 2016, UAN and ammonia made up $76.7 million and $31.4 million of our net sales, respectively. This compared to UAN and ammonia net sales of $74.8 million and $3.5 million, respectively, for the three months ended June 30, 2015.

Excluding the East Dubuque acquisition, net sales would have decreased by $20.7 million. The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Price Variance	Volume Variance

	(in millions)
UAN	$(18.2)	$(1.2)
Ammonia	$(1.1)	$0.6
Hydrogen	$(0.2)	$(1.3)

The decrease in UAN and ammonia sales prices for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to pricing fluctuation in the market.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of product sold for the three months ended June 30, 2016 was $36.0 million, compared to $15.4 million for the three months ended June 30, 2015. The $20.6 million increase was primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($23.0 million).

Excluding the East Dubuque acquisition, cost of product sold decreased $2.4 million, primarily due to lower costs from transactions with affiliates of $1.7 million and third parties of $0.7 million. The lower affiliate costs incurred were primarily the result of lower CVR Refining pet coke pricing. The decrease in third-party costs incurred was primarily the result of less product shipments, partially offset by increased railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses for the three months ended June 30, 2016 were $54.2 million as compared to $25.1 million for the three months ended June 30, 2015. The $29.1 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($31.7 million).

Excluding the East Dubuque acquisition, direct operating expenses decreased $2.6 million, primarily from lower utilities, net. The lower utilities, net is primarily the result of lower electrical rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were $8.3 million for the three months ended June 30, 2016 and $4.6 million for the three months ended June 30, 2015. The $3.7 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($2.6 million) and expenses associated with the East Dubuque Merger ($1.2 million).

Depreciation and Amortization Expense. Depreciation expense was $17.6 million for the three months ended June 30, 2016, as compared to $7.0 million for the three months ended June 30, 2015. The increase of $10.6 million is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility.

Operating Income. Operating income was $3.7 million for the three months ended June 30, 2016, as compared to operating income of $28.7 million for the three months ended June 30, 2015. The decrease of $25.0 million was the result of the increases in cost of product sold ($20.6 million), direct operating expenses ($29.1 million), depreciation and amortization ($10.6 million) and selling general and administrative expenses ($3.7 million), partially offset by increases in net sales ($39.0 million).

Interest Expense and Other Financing Costs. Interest expense was $15.5 million for the three months ended June 30, 2016, as compared to $1.7 million for the three months ended June 30, 2015. The increase of $13.8 million was primarily due to the debt assumed in the East Dubuque Merger, the higher interest rate CRLLC Facility and higher interest rate on the 2023 Notes.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net Sales. Net sales were $192.9 million for the six months ended June 30, 2016 compared to $173.9 million for the six months ended June 30, 2015. The increase of $19.0 million is primarily attributable to increased sales volume due to the inclusion of the full quarter of the East Dubuque Facility ($59.7 million). For the six months ended June 30, 2016, UAN and ammonia made up $138.1 million and $40.5 million of our net sales, respectively. This compared to UAN and ammonia net sales of $153.7 million and $10.8 million, respectively, for the six months ended June 30, 2015.

Excluding the East Dubuque acquisition, net sales would have decreased by $40.7 million. The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Price Variance	Volume Variance

	(in millions)
UAN	$(31.7)	$(4.3)
Ammonia	$(5.8)	$7.1
Hydrogen	$(0.8)	$(6.0)

The decrease in UAN and ammonia sales prices for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to pricing fluctuation in the market. The increase of ammonia sales volume for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to the timing of customer demand.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of product sold for the six months ended June 30, 2016 was $52.4 million, compared to $41.2 million for the six months ended June 30, 2015. The $11.2 million increase was primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($23.0 million).

Excluding the East Dubuque acquisition, cost of product sold decreased $11.8 million, primarily due to lower costs from transactions with third parties of $9.2 million and affiliates of $2.6 million. The lower third-party costs incurred was primarily the result of less purchased ammonia. The lower affiliate costs incurred were primarily the result of lower expense of CVR Refining pet coke. The decrease in affiliate and third-party coke expense was primarily related to decreased market prices of petroleum coke.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses for the six months ended June 30, 2016 were $77.9 million as compared to $49.6 million for the six months ended June 30, 2015. The $28.3 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($31.7 million).

Excluding the East Dubuque acquisition, direct operating expenses decreased $3.4 million, primarily from lower utilities, net. The lower utilities, net is primarily the result of lower electrical rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were $14.7 million for the six months ended June 30, 2016 and $9.1 million for the six months ended June 30, 2015. The $5.6 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility. The increase includes the effect of the acquisition of the East Dubuque Facility ($2.6 million) and expenses associated with the East Dubuque Merger ($2.5 million).

Depreciation and Amortization Expense. Depreciation expense was $24.5 million for the six months ended June 30, 2016, as compared to $13.8 million for the six months ended June 30, 2015. The increase of $10.7 million included $10.6 million attributable to the inclusion of a full quarter of the East Dubuque Facility.

Operating Income. Operating income was $23.4 million for the six months ended June 30, 2016, as compared to operating income of $60.2 million for the six months ended June 30, 2015. The decrease of $36.8 million was the result of the increases in cost of product sold ($11.2 million), direct operating expenses ($28.3 million), depreciation and amortization ($10.7 million) and selling general and administrative expenses ($5.6 million), partially offset by increases in net sales ($19.0 million).

Interest Expense and Other Financing Costs. Interest expense was $17.2 million for the six months ended June 30, 2016, as compared to $3.4 million for the six months ended June 30, 2015. The decrease of $13.8 million was primarily due to the debt assumed in the East Dubuque Merger, the higher interest rate CRLLC Facility and higher interest rate on the 2023 Notes.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are funding our operations, distributions to common unitholders, capital expenditures and funding our debt service obligations.

We believe that our cash from operations will be adequate to satisfy anticipated commitments and planned capital expenditures for the next twelve months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

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

Cash Balance and Other Liquidity

As of June 30, 2016, we had cash and cash equivalents of $76.3 million, including $1.3 million of customer advances. Working capital at June 30, 2016 was $97.8 million, consisting of $151.8 million in current assets and approximately $54.0 million in current liabilities. Working capital at December 31, 2015 was $72.7 million, consisting of $98.5 million in current assets and $25.9 million in current liabilities. As of July 26, 2016, we had cash and cash equivalents of $74.1 million.

Financing Activities

On April 1, 2016, we incurred additional indebtedness in connection with consummating the East Dubuque Merger. The additional indebtedness included the Wells Fargo Credit Agreement, the 2021 Notes and amounts drawn on the CRLLC Facility. The outstanding balance under the Wells Fargo Credit Agreement was repaid in full and terminated on April 1, 2016 utilizing funds from the CRLLC Facility. The CRLLC Facility is discussed further in Note 11 ("Debt") to Part I, Item 1 of this Report.

Also on April 1, 2016, the Partnership repaid all amounts outstanding under the Credit Agreement as further discussed in Note 11 ("Debt") to Part I, Item 1 of this Report. Effective upon such repayment, the Credit Agreement and all related loan documents and security interests were terminated and released. The repayment was funded from amounts drawn on the CRLLC Facility.

In June 2016, the Partnership and CVR Nitrogen Finance issued $645.0 million aggregate principal amount of the 2023 Notes. The Partnership received approximately $622.9 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the 2023 Notes were used to (i) repay all amounts outstanding under the CRLLC Facility; (ii) finance the 2021 Notes Tender Offer and (iii) pay related fees and expenses.

On June 10, 2016, the Partnership paid off the $300.0 million outstanding under the CRLLC Facility and paid $7.0 million in interest, and the CRLLC Facility was terminated.

Also in June 2016, the Partnership repaid the substantial majority of the aggregate principal amount outstanding under the 2021 Notes in connection with the Tender Offer and the Change of Control Offer. The total amount paid related to the Tender Offer and Change of Control Offer was approximately $320.6 million, including an approximate $4.7 million premium. As of June 30, 2016, $4,195,000 of aggregate principal amount of the 2021 Notes was outstanding. As of June 30, 2016, the 2021 Notes contain substantially no restrictive covenants and are not secured.

2023 Notes

On June 10, 2016, the Partnership and CVR Nitrogen Finance issued $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023. The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. As a result of the issuance, approximately $7.9 million of debt issuance costs were incurred, which are being amortized over the term of the 2023 Notes as interest expense using the effective-interest method.

The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

At any time prior to June 15, 2019, we may on any of one or more occasions redeem up to 35% of the aggregate principal amount of the 2023 Notes issued under the indenture governing the 2023 Notes in an amount not greater than the net proceeds of one or more public equity offerings at a redemption price of 109.250% of the principal amount of the 2023 Notes, plus any accrued and unpaid interest to the date of redemption. Prior to June 15, 2019, we may on any one or more occasions redeem all or part of the 2023 Notes at a redemption price equal to the sum of: (i) the principal amount thereof, plus (ii) the Make Whole Premium, as defined in the indenture governing the 2023 Notes, at the redemption date, plus any accrued and unpaid interest to the applicable redemption date.

On and after June 15, 2019, we may on any one or more occasions redeem all or a part of the 2023 Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest to the applicable redemption date on such Notes, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2019	104.625%
2020	102.313%
2021 and thereafter	100.000%

Upon the occurrence of certain change of control events as defined in the indenture (including the sale of all or substantially all of the properties or assets of the Partnership and its subsidiaries, taken as a whole), each holder of the 2023 Notes will have the right to require that the Partnership repurchase all or a portion of such holder’s 2023 Notes in cash at a purchase price equal to 101% of the aggregate principal amount thereof plus any accrued and unpaid interest to the date of repurchase.

The 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict the Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  Most of the foregoing covenants would cease to apply at such time that the 2023 Notes are rated investment grade by both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. However, such covenants would be reinstituted if the 2023 Notes subsequently lost their investment grade rating. In addition, the indenture contains customary events of default, the occurrence of which would result in, or permit the trustee or the holders of at least 25% of the 2023 Notes to cause, the acceleration of the 2023 Notes, in addition to the pursuit of other available remedies.

The indenture governing the 2023 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of June 30, 2016, and the ratio was satisfied (not less than 1.75 to 1.0).

Capital Spending

Our total capital expenditures for the six months ended June 30, 2016 were approximately $11.9 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred.

Capital spending for our business has been and will be determined by the Board of Directors of our general partner. The following table summarizes our total actual capital expenditures for the six months ended June 30, 2016 and current estimated capital expenditures for 2016 by major category:

	Six Months Ended June 30, 2016	2016 Full Year Estimate(1)

	(in millions)
Maintenance	$4.9	$19.0
Growth	7.0	14.0
Total capital spending	$11.9	$33.0
_____________

(1)
Includes amounts already spent during the six months ended June 30, 2016 for the Coffeyville Facility and amounts already spent during the three months ended June 30, 2016 for the East Dubuque Facility.

An ammonia synthesis converter was replaced at the East Dubuque Facility during the second quarter of 2016. The new ammonia synthesis converter is expected to increase reliability, production and plant efficiency. Growth capital expenditures for the ammonia synthesis converter were $5.3 million during the three months ended June 30, 2016. The total remaining expenditures for this project are estimated to be between $3.0 million to $5.0 million.
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
Historically, the East Dubuque Facility has also undergone a full facility turnaround every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million. The Partnership is planning to undergo the next scheduled full facility turnaround at the East Dubuque Facility in 2018.
Historically, the Coffeyville Facility has undergone a full facility turnaround every two to three years. The Coffeyville Facility underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million. The Partnership is planning to undergo the next scheduled full facility turnaround at the Coffeyville Facility in the second half of 2017. Turnarounds at the Coffeyville Facility are expected to last 14-21 days.
Distributions to Unitholders

The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. Our policy is disclosed in Note 8 ("Partners’ Capital and Partnership Distributions") to Part I, Item 1 of this Report.

	December 31, 2015	March 31, 2016(1)	Total Cash Distributions Paid in 2016

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$10.5	$10.5	$21.0
Amount paid to public unitholders	9.2	20.1	29.3
Total amount paid	$19.7	$30.6	$50.3
Per common unit	$0.27	$0.27	$0.54
Common units outstanding (in thousands)	73,128	113,283
______________________________

(1) The distribution per common unit for the three months ended March 31, 2016 is calculated based on the post-merger common units outstanding.

See Note 16 ("Subsequent Events") to Part I, Item 1 of this Report for information on the Partnership's second quarter of 2016 distribution.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2016	2015

	(in millions)
Net cash flow provided by (used in):
Operating activities	$29.1	$56.0
Investing activities	(75.7)	(6.0)
Financing activities	72.9	(62.9)
Net increase (decrease) in cash and cash equivalents	$26.3	$(12.9)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2016 were approximately $29.1 million. Fluctuations in trade working capital increased our operating cash flow by $43.6 million due to a decrease in inventory of $34.6 million, an increase in accounts payable of $8.9 million, and a decrease in accounts receivable of $0.1 million. The decrease in inventory was primarily attributable to decrease in finished goods inventory as a result of increased sales volumes for the six months ended June 30, 2016. The increase in accounts payable was primarily attributable to product purchases in connection with marketing agreements, the East Dubuque major scheduled turnaround and expenses associated with the East Dubuque Merger. Fluctuations in other working capital of $48.3 million decreased our operating cash flow and were due to a decrease in deferred revenue of $31.6 million, a decrease to accrued expenses and other current liabilities of $19.2 million, partially offset by a decrease to prepaid expenses and other current assets of $2.6 million for the six months ended June 30, 2016. The decrease in deferred revenue was primarily attributable to increased sales for the six months ended June 30, 2016. The decrease in accrued expenses and other current liabilities was primarily due to the payout of third-party financial advisory services provided to CVR Nitrogen that became payable upon the closing of the East Dubuque Merger of $11.8 million and a decrease in accrued interest, net of $6.6 million.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $75.7 million compared to $6.0 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, net cash used in investing activities was the result of cash merger consideration of $63.9 million, net of cash acquired, and was the result of capital expenditures of $11.9 million. For the six months ended June 30, 2015, net cash used in investing activities was primarily the result of capital expenditures.

Cash Flows Used in Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2016 were $72.9 million, compared to net cash flows used in financing activities for the six months ended June 30, 2015 of $62.9 million. The net cash provided by financing activities for the six months ended June 30, 2016 was primarily attributable to the financing transactions discussed in Liquidity and Capital Resources above, partially offset by the quarterly cash distributions and the purchase of 400,000 CVR Nitrogen common units from CVR Energy for $5.0 million as discussed in Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report. The net cash used in financing activities for the six months ended June 30, 2015 was primarily attributable to quarterly cash distributions.

Contractual Obligations

We are required to make payments relating to various types of obligations. See Note 13 ("Commitments and Contingencies") in Part I, Item 1 of this Report for more information. The following table summarizes our minimum payments as of June 30, 2016 relating to long-term debt, operating leases, unconditional purchase obligations with third parties and affiliates and interest payments for the five years ending December 31, 2020 and thereafter.

	Payments Due by Period
	Total	Six Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter

	(in millions)
Contractual Obligations
Long-term debt (1)	$649.2	$—	$—	$—	$—	$—	$649.2
Operating leases (2)	20.2	2.6	4.3	3.5	2.9	2.3	4.6
Unconditional purchase obligations with third parties (3)	29.5	8.4	6.9	5.3	4.9	1.8	2.2
Unconditional purchase obligations with affiliates (4)	72.0	3.2	6.6	6.7	5.5	6.2	43.8
Interest payments (5)	416.5	30.0	59.9	59.9	59.9	59.9	146.9
Total	$1,187.4	$44.2	$77.7	$75.4	$73.2	$70.2	$846.7
_____________

(1)
Long-term debt included $645.0 million related to the 2023 Notes issued June 10, 2016 and $4.2 million related to the 2021 Notes. Refer to Note 11 ("Debt") to Part I, Item 1 of this Report for further discussion.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)
The amounts include commitments under a product supply agreement with Linde for the Coffeyville Facility that expires in 2020, a pet coke supply agreement with HollyFrontier Corporation for the Coffeyville Facility that expires in December 2016 and natural gas supply agreements for the East Dubuque Facility that expire in a period of less than six months.

(4)
The amounts include commitments under our long-term pet coke supply agreement between CRNF and CRRM to supply pet coke to the Coffeyville Facility, having an initial term that ends in 2027, subject to renewal. The Partnership's purchase obligations for pet coke from CRRM have been derived from a calculation of the average pet coke price paid to CRRM over the preceding two-year period.

(5)	Interest payments are based on stated interest rates for our long-term debt outstanding as of June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price, Foreign Currency Exchange and Non-Operating Risks

We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. We have commitments to purchase natural gas for use in our East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing substantially in 2008 and subsequently declining to the current lower levels. A hypothetical increase of $0.10 per MMBtu of natural gas would increase the cost to produce one ton of ammonia at the East Dubuque Facility by approximately $3.32.

In the normal course of business, we produce nitrogen-based fertilizer products throughout the year to supply the needs of our customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Prices of nitrogen fertilizer products can be volatile. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices and other factors. In the opinion of our management, there is no derivative financial instrument that correlates effectively with, and has a trading volume sufficient to hedge, our firm commitments and forecasted commodity sales transactions.

We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities (e.g., UAN, ammonia, natural gas or pet coke). Given that our business is currently based entirely in the United States, we are not directly exposed to foreign currency exchange rate risk. We do not engage in activities that expose us to speculative or non-operating risks, including derivative trading activities. Our management may, in the future, elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below regarding the East Dubuque Merger.

On April 1, 2016, we completed the acquisition of CVR Nitrogen and CVR Nitrogen GP whereby we acquired the East Dubuque Facility. Refer to Note 4 ("East Dubuque Merger") of Part I, Item 1 of this Report for additional information regarding the East Dubuque Merger. Management has not completed an assessment of the effectiveness of internal control over financial reporting of the acquired business as of June 30, 2016. The revenues attributable to the East Dubuque Facility represent approximately 50% and 31% of our consolidated revenues for the three and six months ended June 30, 2016, respectively. The assets of the East Dubuque Facility represent 62% of our consolidated assets as of June 30, 2016. This acquisition is material to our results of operations, financial condition and cash flows, and the integration following this business combination is likely to materially impact the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

You should carefully consider the information regarding certain factors which could materially adversely affect our business, financial condition, cash flows or results of operations as set forth under Item 1A. "Risk Factors" in our 2015 Form 10-K and in our March 31, 2016 Form 10-Q. Except as set forth below in this Item 1A. "Risk Factors," we do not believe that there have been any material changes to the risk factors previously disclosed in our 2015 Form 10-K and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on April 29, 2016. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also materially adversely affect our business, financial condition, cash flows or results of operations.
Risks Related to Our Business

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.
We have incurred indebtedness and we may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:

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

In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include, or will likely include, restrictions on certain payments (including restrictions on distributions to our unitholders), the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under our current credit agreements or debt instruments or future credit agreements.

Item 6. Exhibits

See the accompanying Exhibit Index and related note following the signature page to this Report for a list of exhibits filed or furnished with this Report, which Exhibit Index and related note are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

July 28, 2016	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

July 28, 2016	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

July 28, 2016	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title

1.1**
Purchase Agreement, dated June 3, 2016, by and among CVR Partners, LP, CVR Nitrogen Finance Corporation, Credit Suisse Securities (USA) LLC, UBS Securities LLC and the Guarantors named therein (incorporated by reference to Exhibit 1.1 of the Form 8-K filed on June 9, 2016).

4.1**
Indenture, dated June 10, 2016, by and among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 16, 2016).

4.2**	Form of 9.250% Senior Secured Note due 2023 (included within the Indenture filed as Exhibit 4.1).
4.3**
Indenture, dated as April 12, 2013, among Rentech Nitrogen Partners, L.P., Rentech Nitrogen Finance Corporation, the guarantors named therein, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Rentech Nitrogen Partners, L.P. on April 16, 2013 (Commission File No. 001-35334)).

4.4**
Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Rentech Nitrogen Partners, L.P. on April 16, 2013 (Commission File No. 001-35334)).

4.5**
First Supplemental Indenture, dated as of June 10, 2016, among CVR Nitrogen, LP, CVR Nitrogen Finance Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 16, 2016).

10.1**
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

10.3**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 16, 2016).

10.4**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee(incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 16, 2016).

31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Executive Officer and President.
31.3*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Executive Chairman.
32.2†	Section 1350 Certification of Chief Executive Officer and President.
32.3†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

*	Filed herewith.
**	Previously filed.
†	Furnished herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we may file or incorporate by reference agreements referenced as exhibits to the reports that we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership, its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership, its business or operations on the date hereof.