Form 10-Q
period 2016-09-30
CVR PARTNERS, LP
filed 2016-10-28
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 113,282,973 common units outstanding at October 25, 2016.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2016

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (this "Report"):

2015 Form 10-K	The Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016.

2021 Notes
$320.0 million aggregate principal amount of 6.50% Senior Notes due 2021, which were issued by CVR Nitrogen and CVR Nitrogen Finance. In June 2016 the majority of the Notes were repaid. $4.2 million aggregate principal amount of the Notes remain outstanding as of September 30, 2016.

2023 Notes	$645.0 million aggregate principal amount of 9.25% Senior Notes due 2023, which were issued through CVR Partners and CVR Nitrogen Finance.

ABL Credit Facility	The Partnership's senior secured asset based revolving credit facility with a group of lenders and UBS AG, Stamford Branch, as administrative agent and collateral agent.

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

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

Credit Agreement
CRNF's $125.0 million term loan, $25.0 million revolving and $50.0 million uncommitted incremental credit facility, guaranteed by the Partnership, entered into with a group of lenders including Goldman Sachs Lending Partners LLC, as administrative and collateral agent, which was repaid in full and terminated on April 1, 2016.

Credit Parties	The Partnership and certain subsidiaries party to the ABL Credit Facility.

CRLLC	Coffeyville Resources, LLC, the subsidiary of CVR Energy which directly owns our general partner and 38,920,000 common units.

CRLLC Facility	The Partnership's $300.0 million senior term loan credit facility with CRLLC, which was repaid in full and terminated on June 10, 2016.

CRNF	Coffeyville Resources Nitrogen Fertilizers, LLC.

CVR Energy	CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI," which indirectly owns our general partner and the common units owned by CRLLC.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$65,296	$49,967
Accounts receivable, net of allowance for doubtful accounts of $41 and $27, at September 30, 2016 and December 31, 2015, respectively	12,710	7,187
Inventories	56,888	37,529
Prepaid expenses and other current assets, including $701 and $883 from affiliates at September 30, 2016 and December 31, 2015, respectively	4,992	3,862
Total current assets	139,886	98,545
Property, plant, and equipment, net of accumulated depreciation	1,140,165	393,133
Goodwill	40,969	40,969
Other long-term assets, including $643 and $777 with affiliates at September 30, 2016 and December 31, 2015, respectively	5,837	3,608
Total assets	$1,326,857	$536,255
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $1,980 and $1,940 due to affiliates at September 30, 2016 and December 31, 2015, respectively	$22,190	$11,103
Personnel accruals, including $2,181 and $1,974 with affiliates at September 30, 2016 and December 31, 2015, respectively	8,103	5,999
Deferred revenue	5,294	3,129
Accrued expenses and other current liabilities, including $2,305 and $2,334 with affiliates at September 30, 2016 and December 31, 2015, respectively	26,065	5,683
Total current liabilities	61,652	25,914
Long-term liabilities:
Long-term debt, net of current portion	624,497	124,773
Other long-term liabilities	1,257	16
Total long-term liabilities	625,754	124,789
Commitments and contingencies
Partners’ capital:
Common unitholders, 113,282,973 and 73,128,269 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively	639,450	385,670
General partner interest	1	1
Accumulated other comprehensive loss	—	(119)
Total partners’ capital	639,451	385,552
Total liabilities and partners’ capital	$1,326,857	$536,255
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(unaudited)
	(in thousands, except per unit data)
Net sales	$78,474	$49,325	$271,363	$223,190
Operating costs and expenses:
Cost of product sold (exclusive of depreciation and amortization) — Affiliates	529	1,147	1,886	5,149
Cost of product sold (exclusive of depreciation and amortization) — Third parties	19,282	13,354	70,355	50,545
	19,811	14,501	72,241	55,694
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,106	1,030	3,207	3,252
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	31,460	32,149	107,193	79,487
	32,566	33,179	110,400	82,739
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	3,560	3,661	10,939	10,289
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Third parties	3,701	2,381	11,057	4,859
	7,261	6,042	21,996	15,148
Depreciation and amortization	16,452	7,409	40,987	21,238
Total operating costs and expenses	76,090	61,131	245,624	174,819
Operating income (loss)	2,384	(11,806)	25,739	48,371
Other income (expense):
Interest expense and other financing costs	(15,633)	(1,727)	(32,820)	(5,141)
Interest income	—	10	4	34
Loss on extinguishment of debt	—	—	(5,116)	—
Other income, net	26	54	83	65
Total other expense	(15,607)	(1,663)	(37,849)	(5,042)
Income (loss) before income tax expense	(13,223)	(13,469)	(12,110)	43,329
Income tax expense	207	9	284	17
Net income (loss)	$(13,430)	$(13,478)	$(12,394)	$43,312

Net income (loss) per common unit – basic	$(0.12)	$(0.18)	$(0.12)	$0.59
Net income (loss) per common unit – diluted	$(0.12)	$(0.18)	$(0.12)	$0.59
Weighted-average common units outstanding:
Basic	113,283	73,123	99,947	73,123
Diluted	113,283	73,123	99,947	73,131

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(unaudited)
	(in thousands)
Net income (loss)	$(13,430)	$(13,478)	$(12,394)	$43,312
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	(22)	—	(132)
Net loss reclassified into income on settlement of interest rate swaps	—	265	119	798
Other comprehensive income	—	243	119	666
Total comprehensive income (loss)	$(13,430)	$(13,235)	$(12,275)	$43,978
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total
	Issued	Amount

	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2015	73,128,269	$385,670	$1	$(119)	$—	$385,552
Cash distributions to common unitholders – Affiliates	—	(27,633)	—	—	—	(27,633)
Cash distributions to common unitholders – Non-affiliates	—	(41,956)	—	—	—	(41,956)
Share-based compensation – Affiliates	—	(1)	—	—	—	(1)
Issuance of common units for the merger consideration	40,154,704	335,693	—	—	—	335,693
Noncontrolling interest	—	—	—	—	4,564	4,564
Contribution from affiliates	—	—	—	—	507	507
Purchase of noncontrolling interest	—	71	—	—	(5,071)	(5,000)
Net income (loss)	—	(12,394)	—	—	—	(12,394)
Other comprehensive income	—	—	—	119	—	119
Balance at September 30, 2016	113,282,973	$639,450	$1	$—	$—	$639,451

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(12,394)	$43,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,987	21,238
Allowance for doubtful accounts	14	(13)
Amortization of deferred financing costs and original issue discount	1,024	721
Amortization of debt fair value adjustment	1,250	—
(Gain) loss on disposition of fixed assets	127	(24)
Loss on extinguishment of debt	5,116	—
Share-based compensation – Affiliates	1,178	1,480
Share-based compensation	653	305
Change in assets and liabilities:
Accounts receivable	3,404	(716)
Inventories	32,244	(1,102)
Prepaid expenses and other current assets	4,218	3,680
Other long-term assets	(489)	(169)
Accounts payable	1,580	3,326
Deferred revenue	(27,672)	(11,212)
Accrued expenses and other current liabilities	(4,008)	(3,736)
Other long-term liabilities	277	—
Net cash provided by operating activities	47,509	57,090
Cash flows from investing activities:
Capital expenditures	(18,268)	(12,428)
Acquisition of CVR Nitrogen, LP, net of cash acquired	(63,869)	—
Proceeds from sale of assets	—	78
Net cash used in investing activities	(82,137)	(12,350)

	Nine Months Ended September 30,
	2016	2015

	(unaudited)
	(in thousands)
Cash flows from financing activities:
Principal and premium payments on 2021 Notes	(320,539)	—
Principal payment on CRLLC Facility	(300,000)	—
Principal payments on long-term debt	(125,000)	—
Payment of revolving debt	(49,100)	—
Payment of financing costs	(10,191)	—
Proceeds on issuance of 2023 Notes, net of original issue discount	628,869	—
Proceeds on CRLLC Facility	300,000	—
Contribution from affiliate	507	—
Cash distributions to common unitholders – Affiliates	(27,633)	(48,650)
Cash distributions to common unitholders – Non-affiliates	(41,956)	(42,754)
Purchase of noncontrolling interest	(5,000)	—
Net cash provided by (used in) financing activities	49,957	(91,404)
Net increase (decrease) in cash and cash equivalents	15,329	(46,664)
Cash and cash equivalents, beginning of period	49,967	79,914
Cash and cash equivalents, end of period	$65,296	$33,250

Supplemental disclosures:
Cash paid for income taxes, net	$14	$35
Cash paid for interest, net of capitalized interest of $422 and $9 in 2016 and 2015, respectively	$22,304	$4,419
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$1,394	$3,911
Change in accounts payable related to construction in progress	$(3,816)	$2,845
Reduction of proceeds from 2023 Notes from original issue discount	$16,131	$—
Fair value of common units issued in a business combination	$335,693	$—
Fair value of debt assumed in a business combination	$367,500	$—

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

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

As of September 30, 2016, public security holders held approximately 66% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of September 30, 2016, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

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

The condensed consolidated financial statements include certain selling, general and administrative expenses and direct operating expenses that CVR Energy and its subsidiaries incurred on behalf of the Partnership. These related party transactions are governed by

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

the services agreement. See Note 15 ("Related Party Transactions") for additional discussion of the services agreement and billing and allocation of certain costs.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of September 30, 2016 and December 31, 2015, the results of operations and comprehensive income (loss) of the Partnership for the three and nine months ended September 30, 2016 and 2015, the cash flows of the Partnership for the nine months ended September 30, 2016 and 2015 and the changes in partners’ capital for the Partnership for the nine months ended September 30, 2016.

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

During the second quarter of 2016, the East Dubuque Facility completed a major scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million associated with the 2016 East Dubuque Facility turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

During the third quarter of 2015, the Coffeyville Facility completed a major scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million and $7.0 million, respectively, associated with the 2015 Coffeyville Facility turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

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
September 30, 2016
(unaudited)

Cost of product sold, direct operating expenses, and selling, general and administrative expenses are presented exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations. Depreciation and amortization consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$16.1	$7.3	$40.3	$20.8
Depreciation and amortization excluded from cost of product sold	0.2	0.1	0.5	0.4
Depreciation and amortization excluded from selling, general and administrative expenses	0.1	—	0.2	—
	$16.4	$7.4	$41.0	$21.2
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
CVR Nitrogen Holdings, LLC, a corporate entity wholly owned by CVR Partners, generates income or loss based on its own activities. As a limited liability company electing tax treatment as a corporation, the entity is subject to federal and state income taxes.
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

(3) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard was originally effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date making the standard effective for interim and annual periods beginning after December 15, 2017. The FASB will continue to permit entities to adopt the standard on the original effective date if they choose. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method. Given the complexity of this new guidance, the Partnership is continuing to evaluate the impact of the standard on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). The new standard required that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. The standard was effective for interim and annual periods beginning after December 15, 2015 and was required to be applied on a retrospective basis. Early adoption was permitted. The Partnership adopted ASU 2015-03 as of January 1, 2016 and applied the standard retrospectively to the Condensed Consolidated Balance Sheet. Refer to Note 12 ("Debt") for further details.

In February 2016, the FASB issued ASU 2016-02, "Leases" ("ASU 2016-02"). The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method. The Partnership is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

(4) East Dubuque Merger

On April 1, 2016, the Partnership completed the East Dubuque Merger as contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), whereby the Partnership acquired CVR Nitrogen and CVR Nitrogen GP. Pursuant to the East Dubuque Merger, the Partnership acquired the East Dubuque Facility.

CVR Nitrogen was required to sell or spin off its facility located in Pasadena, Texas (the "Pasadena Facility") as a condition to closing of the East Dubuque Merger. On March 14, 2016, CVR Nitrogen completed the sale to a third party of 100% of the issued and outstanding membership interests of its subsidiary that owned the Pasadena Facility. Holders of common units representing limited partner interests in CVR Nitrogen ("CVR Nitrogen common units") of record as of March 28, 2016 received consideration for the Pasadena Facility and may receive additional consideration in the future according to the terms of the purchase agreement. The Partnership did not receive and will not receive any consideration relating to the sale of the Pasadena Facility.

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

In accordance with the FASB’s ASC Topic 805 — Business Combinations ("ASC 805"), the Partnership accounted for the East Dubuque Merger as an acquisition of a business with CVR Partners as the acquirer. ASC 805 requires that the consideration transferred be measured at the current market price at the date of the closing of the East Dubuque Merger. The aggregate merger consideration was approximately $802.4 million, including the fair value of CVR Partners common units issued of $335.7 million, a cash contribution of $99.2 million and $367.5 million fair value of assumed debt. The East Dubuque Facility contributed net sales of $32.3 million and $92.0 million, respectively, and operating income of $3.9 million and operating loss of $4.3 million, respectively, to our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.

In March 2016, CVR Energy purchased 400,000 CVR Nitrogen common units, representing approximately 1% of the outstanding CVR Nitrogen limited partner interests. CVR Energy did not receive merger consideration for these designated CVR Nitrogen common units. The Partnership recorded the noncontrolling interest fair value of $4.6 million in the purchase price consideration on April 1, 2016. Subsequent to the East Dubuque Merger, CVR Energy contributed $0.5 million to CVR Nitrogen, and the Partnership purchased the 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016 for $5.0 million. The transaction eliminated the noncontrolling interest, and the net impact of $0.1 million was recorded as an increase to partners' capital on the Condensed Consolidated Statement of Partners' Capital for the nine months ended September 30, 2016. The Partnership owns 100% of the outstanding limited partners interests of CVR Nitrogen as of September 30, 2016.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Purchase Price Consideration

A summary of the total purchase price is as follows:

Purchase Price
(in millions)
Fair value of CVR Partners common units issued, as of the close of the East Dubuque Merger	$335.7
Cash payment to CVR Nitrogen common unitholders and certain phantom unitholders	99.2
Fair value of consideration transferred	434.9
Fair value of noncontrolling interest for parent affiliate units (1)	4.6
Total purchase price consideration to be allocated	$439.5

The fair value of the unit consideration was determined as follows:

Fair Value of Unit Consideration
(units in thousands)
CVR Nitrogen common units outstanding, as of the close of the East Dubuque Merger	38,985
Less: Noncontrolling interest from parent affiliate units (1)	400
Net units subject to merger consideration	38,585
Unit consideration per CVR Nitrogen common unit	1.04
Number of CVR Partners common units issued for merger consideration	40,129
Number of CVR Partners common units issued for CVR Nitrogen phantom units issued to noncontinuing employees and CVR Nitrogen board members (2)	26
Total number of CVR Partners units issued	40,155
Fair value per CVR Partners common unit, as of the close of the East Dubuque Merger	$8.36
Fair value of CVR Partners common units issued (in millions)	$335.7

_____________

(1)	See above for discussion of parent affiliate units.

(2)
As discussed above, each phantom unit granted and outstanding and held by (i) an employee who did not continue in the employment of a CVR Partners-affiliated entity, or (ii) a director of CVR Nitrogen GP, upon closing of the East Dubuque Merger, vested in full and the holders thereof received the merger consideration.

Merger-Related Indebtedness

CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.5% notes due 2021 (the "2021 Notes"). The majority of the 2021 Notes were repurchased in June 2016, as discussed further in Note 12 ("Debt").

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Preliminary Purchase Price Allocation

Under the acquisition method of accounting, the purchase price was allocated to CVR Nitrogen's net tangible assets based on their fair values as of April 1, 2016. The Partnership obtained a preliminary independent appraisal of the net assets acquired. Determining the fair value of net tangible assets requires judgment and involves the use of significant estimates and assumptions. The Partnership based its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. Although the Partnership believes the estimates of fair value of the assets and liabilities acquired are accurate, these estimates are preliminary and are subject to change during the measurement period. This measurement period may extend up to one year from the acquisition date.

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
_____________

(1)
Includes $4.0 million for the estimated fair value of insurance proceeds related to an event that occurred prior to the East Dubuque Merger. The Partnership received $4.0 million during the second quarter of 2016, which was included in operating activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.

(2)
Includes an assumed liability of $11.8 million for third-party financial advisory services provided to CVR Nitrogen that became payable upon the closing of the East Dubuque Merger, and was subsequently paid by CVR Partners on April 1, 2016, which was included in operating activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016.

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

Pro forma net income (loss) has been adjusted to exclude $0.7 million and $4.0 million, respectively, of merger-related costs incurred during the three months ended September 30, 2016 and 2015 and to exclude $3.9 million and $4.5 million, respectively, of merger-related costs incurred during the nine months ended September 30, 2016 and 2015. Pro forma net income (loss) has also been

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

adjusted to exclude $13.0 million of nonrecurring expenses related to the fair value adjustment to acquisition-date inventory and deferred revenue for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands, except per unit data)
Net sales	$78,473	$96,129	$306,210	$378,806
Net income (loss)	(12,257)	(10,404)	(75)	70,698
Net income (loss) per common unit, basic and diluted	(0.11)	(0.09)	0.00	0.62

Expenses Associated with the East Dubuque Merger

During the three months ended September 30, 2016 and 2015, the Partnership incurred approximately $0.7 million and $1.5 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization). During the nine months ended September 30, 2016 and 2015, the Partnership incurred approximately $3.1 million and $1.5 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

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

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2016, only performance units remain outstanding under the CVR Energy LTIP. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ (including the Partnership) employees, officers, consultants and directors.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2015 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2016 to December 31, 2016. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2016, there was approximately $0.1 million of total unrecognized compensation cost related to the 2015 Performance Unit Award Agreement to be recognized over a weighted-average period of approximately 0.3 years. Compensation expense recorded for the three and nine months ended September 30, 2016 related to the awards was approximately $0.2 million and $0.4 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of September 30, 2016, the Partnership had a liability of $0.4 million, for its allocated portion of the 2015 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Assuming the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2016, there was approximately $0.5 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.0 year. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of September 30, 2016, compensation expense has been allocated to the Partnership. Compensation expense recorded for both the three months ended September 30, 2016 and 2015 related to the awards was approximately $0.2 million. Compensation expense recorded for the nine months ended September 30, 2016 and 2015 related to the awards was approximately $0.2 million and $0.6 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of September 30, 2016 and December 31, 2015, the Partnership had a liability of $0.7 million and $0.5 million, respectively, for its allocated portion of non-vested incentive units and associated distribution equivalent rights, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Through the CVR Partners LTIP, phantom unit awards outstanding include awards granted to employees of both the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered non-employee equity based-awards. The phantom unit awards outstanding vest over a three-year period and are required to be remeasured each reporting period until they vest. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of September 30, 2016, there

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

were 4,820,215 common units available for issuance under the CVR Partners LTIP. As all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units available for issuance.

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

In connection with the East Dubuque Merger as described in Note 4 ("East Dubuque Merger"), 195,980 phantom units were granted to certain CVR Nitrogen employees.  A related liability of $0.6 million was recorded as part of the opening balance sheet and included in personnel accruals in the purchase price allocation in Note 4 ("East Dubuque Merger").  Subsequent to the East Dubuque Merger, 79,654 awards were subject to an accelerated vesting date and were paid in full resulting in the early recognition of $0.4 million as compensation expense in selling, general and administrative expenses (exclusive of depreciation and amortization) for the nine months ending September 30, 2016.

A summary of the phantom unit activity during the nine months ended September 30, 2016 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	391,903	$8.71
Granted	199,455	8.07
Vested	(79,654)	8.08
Forfeited	(8,299)	8.72
Non-vested at September 30, 2016	503,405	$8.56

Unrecognized compensation expense associated with the unvested phantom units at September 30, 2016 was approximately $1.4 million and is expected to be recognized over a weighted average period of 1.0 year. Compensation benefit recorded for the three months ended September 30, 2016 related to the awards under the CVR Partners LTIP was approximately $0.2 million. Compensation expense recorded for the three months ended September 30, 2015 related to the awards under the CVR Partners LTIP was approximately $0.1 million. Compensation expense recorded for the nine months ended September 30, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $1.2 million and $1.1 million, respectively. Compensation expense related to the awards to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses (exclusive of depreciation and amortization) - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates. As of September 30, 2016 and December 31, 2015 the Partnership had a liability of $1.8 million and $0.7 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

Performance-Based Phantom Unit Award

In May 2014, the Partnership entered into a Phantom Unit Agreement with Mark A. Pytosh, the Chief Executive Officer and President of the general partner, that included performance-based phantom units and distribution equivalent rights. Compensation cost for these awards is being recognized over the performance cycles of May 1, 2014 to December 31, 2014, January 1, 2015 to December 31, 2015 and January 1, 2016 to December 31, 2016, as the services are provided. Each phantom unit and distribution equivalent right

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

represents the right to receive, upon vesting, a cash payment equal to (i) the average closing price of the Partnership's common units in accordance with the agreement, multiplied by a performance factor that is based upon the level of the Partnership’s production of UAN, and (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. Compensation expense for the three and nine months ended September 30, 2016 and 2015 related to the awards was nominal. Based on current estimates of performance thresholds for the remaining performance cycles, unrecognized compensation expense and the liability associated with the unvested phantom units as of September 30, 2016 was nominal. The unrecognized compensation expense and the liability associated with the unvested phantom units as of December 31, 2015 were nominal.

(6) Inventories

Inventories consisted of the following:

	September 30, 2016	December 31, 2015

	(in thousands)
Finished goods	$14,533	$9,589
Raw materials and precious metals	9,319	9,055
Parts and supplies	33,036	18,885
Total inventories	$56,888	$37,529

(7) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	September 30, 2016	December 31, 2015

	(in thousands)
Land and improvements	$12,971	$5,441
Buildings and improvements	14,881	3,049
Machinery and equipment	1,341,361	574,326
Automotive equipment	569	448
Furniture and fixtures	1,355	918
Railcars	16,261	16,315
Construction in progress	4,516	1,641
	$1,391,914	$602,138
Less: Accumulated depreciation	251,749	209,005
Total property, plant and equipment, net	$1,140,165	$393,133

Capitalized interest recognized as a reduction of interest expense was approximately $21,000 and $9,000 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, capitalized interest recognized as a reduction of interest expense was $0.4 million and $9,000, respectively.

(8) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

As of September 30, 2016, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.

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

Available cash begins with Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expenses, depreciation and amortization) further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expense, loss on disposition of assets, expenses associated with the East Dubuque Merger and business interruption insurance recovery. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

The following is a summary of cash distributions paid to the Partnership's unitholders during 2016 for the respective quarters to which the distributions relate:

	December 31, 2015	March 31, 2016(1)	June 30, 2016	Total Cash Distributions Paid in 2016

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$10.5	$10.5	$6.6	$27.6
Amount paid to public unitholders	9.2	20.1	12.7	42.0
Total amount paid	$19.7	$30.6	$19.3	$69.6
Per common unit	$0.27	$0.27	$0.17	$0.71
Common units outstanding (in thousands)	73,128	113,283	113,283

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

(10) Goodwill

The Partnership evaluates the carrying value of goodwill annually as of November 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Partnership's goodwill reporting unit is the Coffeyville Facility.

Based on a significant decline in market capitalization and lower cash flow forecasts resulting from weakened fertilizer pricing trends during the third quarter of 2016, the Partnership identified a triggering event and therefore performed an interim goodwill impairment test as of September 30, 2016. The goodwill impairment quantitative testing involves a two-step process. Step 1 compares the fair value of the reporting unit to its carrying value. The Coffeyville Facility reporting unit fair value is based upon consideration of various valuation methodologies, including guideline public company multiples and projected future cash flows discounted at rates commensurate with the risk involved. The carrying amount of the reporting unit was less than its fair value; therefore, a Step 2 was not required to be completed and no impairment was recorded.

The fair value of the reporting unit exceeded its carrying value by approximately 17 percent based upon the results of the Step 1 test as of September 30, 2016. Judgments and assumptions are inherent in management’s estimates used to determine the fair value of the reporting unit. Assumptions used in the discounted cash flows ("DCF") require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The discount rates used in the DCF, which are intended to reflect the risks inherent in future cash flow projections, are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. The most significant assumption to determining the fair value of the reporting unit was forecasted fertilizer pricing. Changes in assumptions may result in a change in management's estimates and may result in an impairment in future periods, including, but not limited to, further declines in the forecasted fertilizer pricing.

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	As of September 30, 2016	As of December 31, 2015

	(in thousands)
Property taxes	$2,271	$1,371
Current interest rate swap liabilities	—	119
Accrued interest	18,521	458
Railcar maintenance accruals	1,280	209
Affiliates (1)	2,305	2,334
Other accrued expenses and liabilities	1,688	1,192
	$26,065	$5,683
____________

(1)
Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy and its subsidiaries, which are related parties, under the feedstock and shared services agreement and the services agreement. Refer to Note 15 ("Related Party Transactions") for additional discussion.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

(12) Debt

Long-term debt consisted of the following:

	As of September 30, 2016	As of December 31, 2015

	(in thousands)
9.25% senior secured notes, due 2023	$645,000	$—
6.50% notes, due 2021	4,195	—
Credit Agreement term loan, due 2016	—	125,000
Total long-term debt, before debt issuance costs and discount	649,195	125,000
Less:
Unamortized discount	15,635	—
Unamortized debt issuance costs	9,063	227
Total long-term debt, net of current portion	$624,497	$124,773

As discussed in Note 3 ("Recent Accounting Pronouncements"), the Partnership adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. As a result of adoption of the standard, debt issuance costs of $0.2 million were reclassified as a direct deduction from the carrying value of the related debt balances in the Condensed Consolidated Balance Sheets as of December 31, 2015. A nominal amount of debt issuance costs related to the revolving credit facility was presented as assets in the Condensed Consolidated Balance Sheet as of December 31, 2015.

For the three months ended September 30, 2016 and 2015, amortization of the discount on debt and amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $0.6 million and $0.2 million, respectively. For the nine months ended September 30, 2016 and 2015, amortization of the discount on debt and amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $1.0 million and $0.7 million, respectively.

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

The debt issuance costs of the 2023 Notes totaled approximately $9.4 million and are being amortized over the term of the 2023 Notes as interest expense using the effective-interest amortization method.

The 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict the Partnership’s ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s units or

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. As of September 30, 2016, the Partnership was in compliance with the covenants contained in the 2023 Notes.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $18.4 million as of September 30, 2016 related to the 2023 Notes. At September 30, 2016, the estimated fair value of the 2023 Notes was approximately $624.0 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

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

On April 29, 2016, the 2021 Notes Issuers commenced a cash tender offer (the "Tender Offer") to purchase any and all of the outstanding 2021 Notes. In connection with the Tender Offer, the 2021 Notes Issuers solicited the consents of holders of the notes to certain proposed amendments to the indenture governing the notes (the "Consent Solicitation"). As a result of the Tender Offer, on June 10, 2016, the 2021 Notes Issuers repurchased $315,245,000 of 2021 Notes, representing approximately 98.5% of the total outstanding principal amount of the notes at a purchase price of $1,015 per $1,000 in principal amount. The total amount paid related to the Tender Offer was approximately $320.0 million, including an approximate $4.7 million premium. Additionally, the 2021 Notes Issuers paid $3.1 million for accrued and unpaid interest for the tendered notes up to the settlement date. The 2021 Notes Issuers received the requisite consents in respect of the 2021 Notes in connection with the Consent Solicitation to amend the indenture governing the 2021 Notes. As a result, the 2021 Notes Issuers executed a supplemental indenture, dated as of June 10, 2016, which eliminated or modified substantially all of the restrictive covenants relating to CVR Nitrogen and its subsidiaries, eliminated all events of default other than failure to pay principal, premium or interest on the 2021 Notes, eliminated all conditions to satisfaction and discharge, and released the liens on the collateral securing the 2021 Notes. The repurchase of a portion of the 2021 Notes resulted in a loss on extinguishment of debt of approximately $5.1 million for the nine months ended September 30, 2016, which includes the Tender Offer premium of $4.7 million and the write-off of the unamortized portion of the purchase accounting adjustment of $0.4 million.

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

The $4,195,000 of principal amount of the 2021 Notes that remained outstanding following the consummation of the Tender Offer and the Change of Control Offer will continue to be obligations of the 2021 Notes Issuers. Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $0.1 million as of September 30, 2016 related to the 2021 Notes. At September 30, 2016, the estimated fair value of the 2021 Notes was approximately $4.2 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Asset Based (ABL) Credit Facility

On September 30, 2016, the Partnership entered into a senior secured asset based revolving credit facility (the "ABL Credit Facility") with a group of lenders and UBS AG, Stamford Branch ("UBS"), as administrative agent and collateral agent. The ABL Credit Facility has an aggregate principal amount of availability of up to $50.0 million with an incremental facility, which permits an

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

increase in borrowings of up to $25.0 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and its subsidiaries. The ABL Credit Facility provides for loans and standby letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of the lesser of 10% of the total facility commitment and $5.0 million for swingline loans and $10.0 million for letters of credit. The ABL Credit Facility is scheduled to mature on September 30, 2021.

At the option of the borrowers, loans under the ABL Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of September 30, 2016.

In connection with the ABL Credit Facility, the Partnership incurred lender and other third-party costs of approximately $1.1 million, which are being deferred and amortized to interest expense and other financing costs using the straight-line method over the term of the facility.

As of September 30, 2016, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $48.0 million. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2016.

CRLLC Facility

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Partnership entered into a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC, as the lender, the proceeds of which were used by the Partnership (i) to fund the repayment of amounts outstanding under the Wells Fargo Credit Agreement discussed in Note 4 ("East Dubuque Merger") (ii) to pay the cash consideration and to pay fees and expenses in connection with the East Dubuque Merger and related transactions and (iii) to repay all of the loans outstanding under the Credit Agreement discussed below. The CRLLC Facility had a term of two years and an interest rate of 12.0% per annum. Interest was calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. In April 2016, the Partnership borrowed $300.0 million under the CRLLC Facility. On June 10, 2016, the Partnership paid off the $300.0 million outstanding under the CRLLC Facility, paid $7.0 million in interest, and terminated the CRLLC Facility.

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

Previous borrowings under the Credit Agreement bore interest at either a Eurodollar rate or a base rate plus, in either case, a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the Credit Agreement ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. During the periods presented, the interest rate was either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. At December 31, 2015,

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

the effective rate of the term loan was approximately 4.60%, inclusive of the impact of the interest rate swaps discussed in Note 13 ("Interest Rate Swap Agreements").

The carrying value approximated fair value as of December 31, 2015.

(13) Interest Rate Swap Agreements

CRNF had two floating-to-fixed interest rate swap agreements for the purpose of hedging the interest rate risk associated with a portion of its $125.0 million floating rate term debt, which expired on February 12, 2016. The floating rate term debt is discussed in Note 12 ("Debt"). The aggregate notional amount covered under these agreements, which commenced on August 12, 2011, totaled $62.5 million (split evenly between the two agreements). Under the terms of the interest rate swap agreement entered into on June 30, 2011, CRNF received a floating rate based on three-month LIBOR and paid a fixed rate of 1.94%. Under the terms of the interest rate swap agreement entered into on July 1, 2011, CRNF received a floating rate based on three-month LIBOR and paid a fixed rate of 1.975%. Both swap agreements were settled every 90 days. The effect of these swap agreements was to lock in a fixed rate of interest of approximately 1.96% plus the applicable margin paid to lenders over three-month LIBOR governed by the credit facility. The agreements were designated as cash flow hedges at inception, and accordingly, the effective portion of the gain or loss on the swap was reported as a component of accumulated other comprehensive income (loss) ("AOCI") and reclassified into interest expense when the interest rate swap transaction affects earnings. Any ineffective portion of the gain or loss was recognized immediately in interest expense. The realized loss on the interest rate swap reclassified from AOCI into interest expense and other financing costs on the Condensed Consolidated Statements of Operations was $0.3 million for the three months ended September 30, 2015. The realized loss on the interest rate swap reclassified from AOCI into interest expense for the nine months ended September 30, 2016 and 2015 was $0.1 million and $0.8 million, respectively.

The interest rate swap agreements previously held by the Partnership also provided for the right to offset. However, as the interest rate swaps were in a liability position, there are no amounts offset in the Condensed Consolidated Balance Sheet as of December 31, 2015. See Note 16 ("Fair Value Measurements") for discussion of the fair value of the interest rate swap agreements.

(14) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Three months ending December 31, 2016	$1,289	$7,261
Year Ending December 31,
2017	4,330	16,552
2018	3,452	14,740
2019	2,836	11,226
2020	2,310	7,344
Thereafter	4,630	42,105
	$18,847	$99,228
_____________

CRNF leases railcars and facilities under long-term operating leases. Lease expense included in cost of product sold (exclusive of depreciation and amortization) and for the three months ended September 30, 2016 and 2015 totaled approximately $1.3 million and $1.2 million, respectively. For the nine months ended September 30, 2016 and 2015, these expenses totaled approximately $3.6 million and $3.5 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire. In the second quarter of 2016, the Partnership entered into agreements to lease 115 UAN railcars from a related party, which is included in the operating lease commitments shown above. See Note 15 ("Related Party Transactions") for further discussion.

CRNF’s purchase obligation for pet coke from CVR Refining and has been derived from a calculation of the average pet coke price paid to CVR Refining over the preceding two-year period. See Note 15 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended September 30, 2016 and 2015, totaled approximately $1.0 million and $0.9 million, respectively. For the nine months ended September 30, 2016 and 2015, the expense totaled $2.9 million and $2.6 million, respectively.

CRNF is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2016. The delivered cost of this pet coke is included in cost of product sold (exclusive of depreciation and amortization) and totaled approximately $1.1 million and $1.0 million, respectively, for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, these expenses totaled approximately $3.6 million and $3.3 million, respectively.

EDNF is a party to a utility service agreement with Jo-Carroll Energy, Inc. The term of this agreement ends in 2019 and includes certain charges on a take-or-pay basis. The cost of utilities is included in direct operating expenses (exclusive of depreciation and amortization) and amounts associated with this agreement totaled approximately $2.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2016.

Commitments for natural gas purchases consist of the following:

September 30, 2016

(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	620
Commitments to purchase natural gas	$1,768
Weighted average rate per MMBtu (1)	$2.85
____________

(1)	Weighted average rate per MMBtu is based on the fixed rates applicable to each contract.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Rentech Nitrogen Mergers Litigation

As previously disclosed in the 2015 Form 10-K, two class action lawsuits were filed in connection with the East Dubuque Merger, (i) the "Mustard Lawsuit", which was filed in the Court of Chancery of the State of Delaware, and (ii) the "Sloan Lawsuit" (together with Mustard Lawsuit, the "Merger Lawsuits"), which was filed in the United States District Court for the Central District of California. The Merger Lawsuits alleged (among other things) breach of fiduciary duties and inadequate disclosure, in each case, in connection with the East Dubuque Merger. In February 2016, the parties to the Merger Lawsuits entered into a memorandum of understanding providing for the proposed settlement of the Merger Lawsuits. The parties subsequently entered into a stipulation of settlement, which was subject to customary conditions including court approval following notice to the CVR Nitrogen unitholders. In July 2016, the Mustard Lawsuit was dismissed, and in October 2016, the United States District Court for the Central District of California issued an order and judgment approving the settlement of the Sloan Lawsuit. The settlement resolves and releases all claims by unitholders of CVR Nitrogen challenging the East Dubuque Merger. The plaintiff’s counsel in the Sloan Lawsuit has filed a petition for the award of attorneys’ fees, which remains pending with the Court. The Partnership does not believe the settlement or the award of attorneys’ fees will have a material adverse effect on the Partnership’s business, financial condition or results of operation.

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

(15) Related Party Transactions

Related Party Agreements

CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Coke Supply Agreement; (iii) Environmental Agreement; (iv) Services Agreement; (v) GP Services Agreement and (vi) Limited Partnership Agreement. The agreements are described as in effect at September 30, 2016. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2015 Form 10-K.

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

Pursuant to the feedstock and shared services agreement, CRNF and CRRM have agreed to transfer hydrogen to one another; provided, CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's nitrogen fertilizer

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

plant, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of product sold (exclusive of depreciation and amortization) for CVR Partners, when applicable. For the three months ended September 30, 2016 and 2015, the net sales generated from the sale of hydrogen to CRRM were approximately $1.2 million and $0.5 million, respectively. For the nine months ended September 30, 2016 and 2015, the net sales generated from the sale of hydrogen to CRRM were approximately $2.9 million and $9.0 million, respectively. At September 30, 2016 and December 31, 2015, there was approximately $0.3 million and $0.5 million, respectively, of receivables included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets associated with unpaid balances related to hydrogen sales.

The agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three and nine months ended September 30, 2016 and 2015, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the nitrogen fertilizer plant to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At September 30, 2016 and December 31, 2015, there were assets of approximately $0.2 million and $0.2 million, respectively, included in prepaid expenses and other current assets and approximately $0.6 million and $0.8 million, respectively, included in other long-term assets in the Condensed Consolidated Balance Sheets.

At September 30, 2016 and December 31, 2015, receivables of $0.1 million and $0.2 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At September 30, 2016 and December 31, 2015, current obligations of approximately $0.8 million and $0.7 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $0.5 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, which was recorded in cost of product sold (exclusive of depreciation and amortization). For the nine months ended September 30, 2016 and 2015, these expenses were approximately $1.7 million and $5.0 million, respectively. Payables of $0.3 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at December 31, 2015 and a nominal amount was outstanding at September 30, 2016.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$976	$886	$2,616	$2,800
Selling, general and administrative expenses (exclusive of depreciation and amortization) — Affiliates	2,939	2,825	8,562	7,743
Total	$3,915	$3,711	$11,178	$10,543

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 5 ("Share‑Based Compensation"), of $1.7 million and $1.6 million, respectively, for the three months ended September 30, 2016 and 2015. For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation, of $5.0 million and $4.2 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, current obligations of $3.2 million and $3.2 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). The Partnership reimbursed its general partner for the three months ended September 30, 2016 and 2015 approximately $0.7 million and $1.0 million, respectively, pursuant to the partnership agreement primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the nine months ended September 30, 2016 and 2015, approximately $2.9 million and $3.1 million were incurred related to amounts due for reimbursement, respectively. At September 30, 2016 and December 31, 2015, current obligations of $2.4 million and $2.0 million, respectively, were included in personnel accruals and accounts payable on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

Insight Portfolio Group

Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed and controlled by IEP in order to maximize the potential buying power of a group of entities with which IEP has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group’s buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis. For the nine months ended September 30, 2016, the Partnership paid Insight Portfolio Group a nominal amount. At September 30, 2016 and December 31, 2015, there were no unpaid balances related to transactions with the Insight Portfolio Group.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
(unaudited)

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

Commitment Letter

Simultaneously with the execution of the Merger Agreement, CVR Partners entered into a commitment letter (the "Commitment Letter") with CRLLC, pursuant to which CRLLC had committed to, on the terms and subject to the conditions set forth in the Commitment Letter, make available to CVR Partners term loan financing of up to $150.0 million, which amounts would have been available solely to fund the repayment of all of the loans outstanding under the Wells Fargo Credit Agreement, the cash consideration and expenses associated with the East Dubuque Merger. The term loan facility, if drawn, would have had a one-year term at an interest rate of three-month LIBOR plus 3.0% per annum. In connection with the CRLLC Facility discussed below, the Commitment Letter was terminated.

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

CRLLC Facility

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Partnership entered into the CRLLC Facility. See Note 12 ("Debt") for further discussion.

Parent Affiliate Units

Subsequent to the East Dubuque Merger, the Partnership purchased 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016 for $5.0 million. See Note 4 ("East Dubuque Merger") for further discussion.

Railcar Lease Agreements

In the second quarter of 2016, the Partnership entered into agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC, a company controlled by IEP. The lease agreements have a term of approximately seven years. The Partnership received 80 railcars during the third quarter of 2016 and anticipates physical receipt of the remaining railcars in the fourth quarter of 2016.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2016
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

There were no assets or liabilities measured at fair value on a recurring basis as of September 30, 2016. The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, as of December 31, 2015.

	December 31, 2015
	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Statement Caption and Description
Other current liabilities (interest rate swaps)	$—	$119	$—	$119

The Partnership had interest rate swaps that were measured at fair value on a recurring basis using Level 2 inputs. The swaps expired in February 2016. See further discussion in Note 13 ("Interest Rate Swap Agreements"). The fair values of these interest rate swap instruments were based on discounted cash flow models that incorporated the cash flows of the derivatives, as well as the current LIBOR rate and a forward LIBOR curve, along with other observable market inputs. The fair value of the debt issuances is disclosed in Note 12 ("Debt").

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the 2015 Form 10-K. Results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under "Risk Factors" in the 2015 Form 10-K, the risk factors disclosed under "Risk Factors" in the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on April 29, 2016, and the Partnership's Quarterly Report on Form 10-Q for the six months ended June 30, 2016 filed with the SEC on July 29, 2016. Such factors include, among others:

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

We produce our nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas and East Dubuque, Illinois. We acquired the East Dubuque, Illinois facility in April 2016 through our acquisition of CVR Nitrogen. For a discussion of the East Dubuque Merger, refer to Note 4 ("East Dubuque Merger") of Part I, Item 1 of this Report. The consolidated financial statements and key operating metrics include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition.

Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. Our Coffeyville Facility includes a 1,300 ton-per-day ammonia unit, a 3,000 ton-per-day UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. We upgrade substantially all of the ammonia we produce at our Coffeyville Facility to higher margin UAN, which has historically commanded a premium price over ammonia. Approximately 96% of our Coffeyville Facility produced ammonia tons and the majority of the purchased ammonia tons were upgraded into UAN in 2015. For the three months ended September 30, 2016 and 2015, approximately 96% and 93%, respectively, of our Coffeyville Facility produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN. For the nine months ended September 30, 2016 and 2015, approximately 92% and 96%, respectively, of our Coffeyville Facility produced ammonia tons and the majority of purchased ammonia tons were upgraded into UAN.

Our recently acquired East Dubuque Facility includes a 1,075 ton-per-day ammonia unit and a 1,100 ton-per-day UAN unit. The facility is located on a 210-acre, 140-foot bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. For the three and six months ended September 30, 2016, approximately 41% and 44%, respectively, of our East Dubuque Facility produced ammonia tons were upgraded to other products.

CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at September 30, 2016. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

On June 10, 2016, the Partnership completed a private offering of $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023. Additionally, during the second quarter of 2016, the Partnership repurchased approximately $315.8 million of the 2021 Notes pursuant to a Tender Offer and a Change of Control Offer. On September 30, 2016, the Partnership entered into the ABL Credit Facility in an aggregate principle amount of availability of up to $50.0 million. Refer to Note 12 ("Debt") of Part I, Item 1 of this Report for further discussion of the debt transactions.

On October 17, 2016, the Partnership and the union representing approximately 60% of the employees at our East Dubuque Facility agreed to a new three-year collective bargaining agreement extending to October 2019.

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

The East Dubuque Facility is located in northwest Illinois, in the Mid Corn Belt. The East Dubuque Facility primarily sells its product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the plant and arrange and pay to transport them to their final destinations by truck. The East Dubuque Facility has direct access to a barge dock on the Mississippi River as well as a nearby rail spur serviced by the Canadian National Railway Company.

The high fixed cost of the Coffeyville Facility direct operating expense structure also directly affects our profitability. Our Coffeyville Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. Major fixed operating expenses of our Coffeyville Facility include a large portion of electrical energy, employee labor, maintenance, including contract labor and outside services. We estimate these fixed costs averaged approximately 80% of direct operating expenses over the 24 months ended September 30, 2016.

Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the three months ended September 30, 2016 and 2015, we incurred approximately $1.7 million and $2.1 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $13 and $25, respectively. For the nine months ended September 30, 2016 and 2015, we incurred approximately $5.4 million and $8.8 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $14 and $26, respectively.

Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Our East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Facility. For the three and six months ended September 30, 2016, we incurred approximately $4.9 million and $7.4 million for feedstock natural gas, which equaled an average cost per MMBtu of $2.92 and $2.68, respectively.

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
Historically, the Coffeyville Facility has undergone a full facility turnaround every two to three years. The Coffeyville Facility underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million. The Partnership is planning to undergo the next scheduled full facility turnaround at the Coffeyville Facility in the second half of 2017, which is expected to last approximately 15 days.
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
Agreements with CVR Energy and CVR Refining

We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries (including CVR Refining), and our general partner. These include the pet coke supply agreement under which we buy the pet coke we use in our Coffeyville Facility; a services agreement, under which CVR Energy and its subsidiaries provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks for our Coffeyville Facility, including, but not limited to, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a raw water and facilities sharing agreement, which allocates raw water resources between the two businesses; an easement agreement; an environmental agreement; a lease agreement pursuant to which we lease office space and laboratory space; and certain financing agreements that we entered into in connection with the East Dubuque Merger. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 15 ("Related Party Transactions") to Part I, Item 1 of this Report for additional discussion of the agreements.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reason discussed below.

East Dubuque Merger

On April 1, 2016, the Partnership completed the East Dubuque Merger, whereby the Partnership acquired the East Dubuque Facility. The consolidated financial statements and key operating metrics include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition.

During the three months ended September 30, 2016 and 2015, the Partnership incurred $0.7 million and $1.5 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization). During the nine months ended September 30, 2016 and 2015, the Partnership incurred $3.1 million and $1.5 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses (exclusive of depreciation and amortization).

See Note 4 ("East Dubuque Merger") for further discussion.

Major Scheduled Turnaround Activities

During the second quarter of 2016, the East Dubuque Facility completed a major scheduled turnaround and the ammonia and UAN units were down for approximately 28 days. Overall results were negatively impacted due to the lost production during the downtime that resulted in lost sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million associated with the 2016 turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the nine months ended September 30, 2016.

During the third quarter of 2015, the Coffeyville Facility completed a major scheduled turnaround and the gasification, ammonia and UAN units were down for between 17 to 20 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization). Costs of approximately $6.6 million and $7.0 million, respectively, associated with the 2015 turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Linde Air Separation Unit Related Downtime

Linde owns, operates, and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Facility. During the third quarter of 2015, the Linde air separation unit experienced downtime, in excess of the downtime associated with the major scheduled turnaround discussed above, that resulted in the gasification, ammonia and UAN units being down for between 16 to 19 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of product sold (exclusive of depreciation and amortization) and direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Indebtedness

On April 1, 2016, as a result of the East Dubuque Merger, the Partnership acquired CVR Nitrogen, including its debt. During the second quarter of 2016, the Partnership used $300.0 million of funds from the CRLLC Facility to finance the payoff of CVR Partners' $125.0 million term loan, payoff CVR Nitrogen's credit facility outstanding balance of $49.1 million, and to fund the cash merger consideration and certain merger-related expenses. In June 2016, the Partnership issued $645.0 million aggregate principal of 9.250% Senior Notes due 2023 to refinance the substantial majority of its existing debt, including the CRLLC Facility. As a result of the financing transactions, the Partnership wrote off approximately $5.1 million, including the write-off of the Tender Offer premium of $4.7 million and the unamortized portion of the purchase accounting adjustment of $0.4 million and is reflected on the Condensed Consolidated Statements of Operations as loss on extinguishment of debt for the nine months ended September 30, 2016. Also as a result of the financing transactions, the Partnership's interest expense increased for the three and nine months ended September 30, 2016 as compared to the prior year.

Further discussion regarding the Partnership's indebtedness can be found in Note 12 ("Debt") of Part I, Item 1 of this Report.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our operating subsidiaries for the three and nine months ended September 30, 2016 and 2015. The results of operations for our East Dubuque Facility are included for the post acquisition period beginning April 1, 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2015, is unaudited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$78.5	$49.3	$271.4	$223.2
Cost of product sold – Affiliates (1)	0.6	1.1	1.9	5.1
Cost of product sold – Third parties (1)	19.3	13.4	70.3	50.6
	19.9	14.5	72.2	55.7
Direct operating expenses – Affiliates (1) (2) (3)	1.1	1.0	3.2	3.2
Direct operating expenses – Third parties (1) (3)	31.4	25.6	100.6	72.5
Major scheduled turnaround expenses	—	6.6	6.6	7.0
	32.5	33.2	110.4	82.7
Selling, general and administrative expenses – Affiliates (1) (2) (4)	3.6	3.6	10.9	10.3
Selling, general and administrative expenses – Third parties (1) (4)	3.7	2.4	11.1	4.9
	7.3	6.0	22.0	15.2
Depreciation and amortization	16.4	7.4	41.0	21.2
Operating income (loss)	2.4	(11.8)	25.8	48.4
Interest expense and other financing costs	(15.6)	(1.8)	(32.8)	(5.2)
Interest income	—	—	—	—
Loss on extinguishment of debt	—	—	(5.1)	—
Other income, net	—	0.1	—	0.1
Total other expense	(15.6)	(1.7)	(37.9)	(5.1)
Income (loss) before income tax expense	(13.2)	(13.5)	(12.1)	43.3
Income tax expense	0.2	—	0.3	—
Net income (loss)	$(13.4)	$(13.5)	$(12.4)	$43.3
EBITDA (5)	$18.8	$(4.3)	$61.7	$69.7
Adjusted EBITDA (5)	$17.4	$3.8	$74.4	$78.3
Available cash for distribution (6)	$0.4	$(3.0)	$50.8	$58.0

Reconciliation to net sales:
Sales net at gate	$66.7	$43.3	$234.8	$193.0
Freight in revenue	8.8	5.3	24.4	20.1
Hydrogen revenue	1.2	0.5	2.9	9.0
Other, including the impact of purchase accounting	1.8	0.2	9.3	1.1
Total net sales	$78.5	$49.3	$271.4	$223.2

	As of September 30, 2016	As of December 31, 2015
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$65.3	$50.0
Working capital	78.2	72.7
Total assets	1,326.9	536.3
Total debt, net of current portion	624.5	124.8
Total partners’ capital	639.5	385.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$18.4	$1.1	$47.5	$57.1
Investing activities	(6.4)	(6.4)	(82.1)	(12.4)
Financing activities	(23.0)	(28.5)	49.9	(91.4)
Net increase (decrease) in cash and cash equivalents	$(11.0)	$(33.8)	$15.3	$(46.7)

Capital expenditures:
Maintenance capital expenditures	$3.4	$3.8	$8.3	$7.4
Growth capital expenditures	3.0	2.6	10.0	5.0
Total capital expenditures	$6.4	$6.4	$18.3	$12.4

______________________________

(1)	Amounts are shown exclusive of depreciation and amortization. Depreciation and amortization is primarily comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Depreciation and amortization excluded from direct operating expenses	$16.1	$7.3	$40.3	$20.8
Depreciation and amortization excluded from cost of product sold	0.2	0.1	0.5	0.4
Depreciation and amortization excluded from selling, general and administrative expenses	0.1	—	0.2	—
	$16.4	$7.4	$41.0	$21.2

(2)
Our selling, general and administrative expenses and direct operating expenses include amounts for share-based compensation charges, which include amounts related to CVR Energy's share-based compensation expense allocated to us by CVR Energy for financial reporting purposes. See Note 5 ("Share‑Based Compensation") to Part I, Item 1 of this Report for further discussion of allocated share-based compensation. The charges for allocated share-based compensation was approximately $0.3 million and $0.3 million, respectively, for the three months ended September 30, 2016 and 2015, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Operations. The charges for allocated share-based compensation was approximately $0.5 million and $0.6 million, respectively, for the nine months ended September 30, 2016 and 2015, which was included in selling, general and administrative expenses (exclusive of depreciation and amortization) on the Condensed Consolidated Statements of Operations. The amounts included in direct operating expenses (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2016 and 2015 were nominal.

(3)	Amounts are shown exclusive of major scheduled turnaround expenses that are separately disclosed.

(4)
The Partnership incurred approximately $0.7 million and $1.5 million of legal and other professional fees and other merger-related expenses for the three months ended September 30, 2016 and 2015, respectively, and approximately $3.1 million and $1.5 million of legal and other professional fees and other merger-related expenses for the nine months ended September 30, 2016 and 2015, respectively, as discussed in Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report, which are included in selling, general and administrative expenses.

(5)	EBITDA is defined as net income (loss) before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of non-cash share-based compensation, and, when applicable, major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets, expenses associated with the East Dubuque Merger and business interruption insurance recovery.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes amounts, such as major scheduled turnaround expenses, loss on extinguishment of debt, loss on disposition of assets, expenses associated with the East Dubuque Merger and business interruption insurance recovery, relating to transactions not reflective of our core operations. When applicable, each of these amounts is discussed herein, so that investors have complete information about these amounts. In addition, we believe that it is useful to exclude from Adjusted EBITDA non-cash share-based compensation, although it is a recurring cost incurred in the ordinary course of business. In our view, non-cash share-based compensation, which also is presented in our financial statements and discussed herein, reflects a non-cash cost which may obscure, for a given period, trends in the underlying business, due to the timing and nature of the equity awards. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of our Net income (loss) to EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)
Net income (loss)	$(13.4)	$(13.5)	$(12.4)	$43.3
Add:
Interest expense and other financing costs, net	15.6	1.8	32.8	5.2
Income tax expense	0.2	—	0.3	—
Depreciation and amortization	16.4	7.4	41.0	21.2
EBITDA	$18.8	$(4.3)	$61.7	$69.7
Add:
Major scheduled turnaround expenses	—	6.6	6.6	7.0
Share-based compensation, non-cash	—	—	—	0.1
Loss on extinguishment of debt	—	—	5.1	—
Expenses associated with the East Dubuque Merger	0.7	1.5	3.1	1.5
Less:
Insurance recovery - business interruption	(2.1)	—	(2.1)	—
Adjusted EBITDA	$17.4	$3.8	$74.4	$78.3

(6)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three and nine months ended September 30, 2016 and 2015, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deemed necessary or appropriate, and transaction expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of the available cash for distribution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except units and per unit data)
Adjusted EBITDA	$17.4	$3.8	$74.4	$78.3
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(15.0)	(1.5)	(31.0)	(4.4)
Maintenance capital expenditures	(3.4)	(3.8)	(8.3)	(7.4)
Major scheduled turnaround expenses	—	(6.6)	(6.6)	(7.0)
Cash reserves for future turnaround expenses	—	—	—	(7.0)
Expenses associated with the East Dubuque Merger	(0.7)	(1.5)	(3.1)	(1.5)
Plus:
Insurance recovery - business interruption	2.1	—	6.1	—
Impact of purchase accounting	—	—	13.0	—
Available cash associated with East Dubuque 2016 first quarter	—	—	6.3	—
Release of cash reserves established for turnaround expenses	—	6.6	—	7.0
Available cash for distribution	$0.4	$(3.0)	$50.8	$58.0
Available cash for distribution, per common unit	$—	$(0.04)	$0.45	$0.80
Common units outstanding (in thousands)	113,283	73,123	113,283	73,123

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Key Operating Statistics:

Consolidated sales (thousand tons):
Ammonia	47.7	7.8	145.7	26.9
UAN	296.0	174.5	902.4	698.8

Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$345	$478	$385	$529
UAN	$154	$227	$187	$256

Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	200.8	66.3	485.9	269.4
Ammonia (net available for sale) (2) (3)	60.3	12.1	121.0	31.2
UAN	317.2	152.4	861.9	658.1

Feedstock:
Petroleum coke used in production (thousand tons) (4)	126.8	82.7	384.4	335.8
Petroleum coke used in production (dollars per ton) (4)	$13	$25	$14	$26
Natural gas used in production (thousands of MMBtu) (5)	2,075.5	—	3,471.6	—
Natural gas used in production (dollars per MMBtu) (5)	$2.97	$—	$2.75	$—
Natural gas in cost of product sold (thousands of MMBtu) (5)	1,679.5	—	2,742.5	—
Natural gas in cost of product sold (dollars per MMBtu) (5)	$2.92	$—	$2.68	$—

Coffeyville Facility on-stream factors (6):
Gasification	95.9%	62.2%	97.2%	87.1%
Ammonia	94.7%	57.8%	96.2%	83.7%
UAN	94.1%	56.7%	93.1%	83.6%

East Dubuque Facility on-stream factors (6):
Ammonia	94.4%	—%	81.7%	—%
UAN	92.9%	—%	81.1%	—%

Market Indicators:
Ammonia - Southern Plains (dollars per ton)	$315	$478	$368	$526
Ammonia - Corn belt (dollars per ton)	$372	$533	$432	$580
UAN - Corn belt (dollars per ton)	$188	$264	$218	$294
Natural gas NYMEX (dollars per MMBtu)	$2.79	$2.74	$2.35	$2.76
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

(3)
In addition to the produced ammonia, the Partnership acquired approximately 7.5 thousand tons of ammonia during the three months ended September 30, 2015. The Partnership did not acquire any ammonia during the three months ended September 30, 2016. The Partnership also acquired approximately 8.0 thousand tons and 29.3 thousand tons of ammonia during the nine months ended September 30, 2016 and 2015, respectively.

(4)
Our pet coke cost per ton purchased from CVR Refining averaged $5 and $19 for the three months ended September 30, 2016 and 2015, respectively. Third-party pet coke prices averaged $34 and $39 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, our pet coke cost per ton purchased from CVR Refining averaged $6 and $21, respectively. For the nine months ended September 30, 2016 and 2015, third-party pet coke prices averaged $33 and $41, respectively.

(5)	The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity during the three and nine months ended September 30, 2016 and 2015 was not material.

(6)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Excluding the impact of the full facility turnaround and the Linde air separation unit outages at the Coffeyville Facility, the on-stream factors at the Coffeyville Facility would have been 100.0% for gasifier, 97.3% for ammonia and 96.2% for UAN for the three months ended September 30, 2015.

Excluding the impact of the full facility turnaround and the Linde air separation unit outages at the Coffeyville Facility, the on-stream factors at the Coffeyville Facility would have been 99.8% for gasifier, 97.0% for ammonia and 96.9% for UAN for the nine months ended September 30, 2015.

Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 97.2% for ammonia and 96.2% for UAN for the six months ended September 30, 2016.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net Sales. Net sales were $78.5 million for the three months ended September 30, 2016 compared to $49.3 million for the three months ended September 30, 2015. The increase of $29.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily attributable to increased sales volumes due to the inclusion of the full quarter of the East Dubuque Facility ($32.3 million). For the three months ended September 30, 2016, UAN and ammonia made up $53.9 million and $17.1 million of our consolidated net sales, respectively. This compared to UAN and ammonia consolidated net sales of $44.8 million and $3.8 million, respectively, for the three months ended September 30, 2015.

Excluding the East Dubuque acquisition, net sales would have decreased by $3.1 million. The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015:

	Price Variance	Volume Variance

	(in millions)
UAN	$(16.1)	$14.2
Ammonia	$(0.7)	$(1.7)
Hydrogen	$(0.4)	$1.1

The decrease in UAN and ammonia sales prices at the Coffeyville Facility for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to pricing fluctuation in the market. The increase in UAN product sales at the Coffeyville Facility for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to higher production volumes following the Coffeyville Facility major scheduled turnaround during the third quarter of 2015.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of product sold for the three months ended September 30, 2016 was $19.9 million, compared to $14.5 million for the three months ended September 30, 2015. The $5.4 million increase was primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($6.9 million).

Excluding the East Dubuque acquisition, cost of product sold decreased $1.5 million, primarily due to lower costs from transactions with third parties of $0.9 million and affiliates of $0.6 million. The lower affiliate costs incurred were primarily the result of lower CVR Refining pet coke pricing. The decrease in third-party costs incurred was primarily the result of less purchased ammonia, partially offset by increased shipments associated with higher production and increased railcar repairs and inspections.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses for the three months ended September 30, 2016 were $32.5 million as compared to $33.2 million for the three months ended September 30, 2015. The $0.7 million decrease is primarily attributable to lower expenses at our Coffeyville Facility ($10.8 million), which are due to the lower turnaround expenses ($6.6 million), lower repairs and maintenance ($2.2 million) and other less significant changes, partially offset by the inclusion of the full quarter of the East Dubuque Facility ($10.1 million). The decrease in turnaround expenses are related to the turnaround at the Coffeyville Facility during the third quarter of 2015.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were $7.3 million for the three months ended September 30, 2016 and $6.0 million for the three months ended September 30, 2015. The $1.3 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($2.0 million), partially offset by a decrease in expenses associated with the East Dubuque Merger ($0.8 million).

Depreciation and Amortization Expense. Depreciation expense was $16.4 million for the three months ended September 30, 2016, as compared to $7.4 million for the three months ended September 30, 2015. The increase of $9.0 million is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility.

Operating Income. Operating income was $2.4 million for the three months ended September 30, 2016, as compared to operating loss of $11.8 million for the three months ended September 30, 2015. The increase of $14.2 million was the result of increases in net sales ($29.2 million) and decreases in direct operating expenses ($0.7 million), partially offset by increases in depreciation and amortization ($9.0 million), cost of product sold ($5.4 million) and selling general and administrative expenses ($1.3 million).

Interest Expense and Other Financing Costs. Interest expense was $15.6 million for the three months ended September 30, 2016, as compared to $1.8 million for the three months ended September 30, 2015. The increase of $13.8 million was primarily due to the increased borrowings and higher interest rate on the 2023 Notes.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net Sales. Net sales were $271.4 million for the nine months ended September 30, 2016 compared to $223.2 million for the nine months ended September 30, 2015. The increase of $48.2 million is primarily attributable to increased sales volume due to the inclusion of the six months of the East Dubuque Facility ($92.4 million). For the nine months ended September 30, 2016, UAN and ammonia made up $192.0 million and $57.6 million of our consolidated net sales, respectively. This compared to UAN and ammonia net sales of $198.5 million and $14.6 million, respectively, for the nine months ended September 30, 2015.

Excluding the East Dubuque acquisition, net sales would have decreased by $44.2 million. The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015:

	Price Variance	Volume Variance

	(in millions)
UAN	$(49.7)	$11.6
Ammonia	$(6.0)	$5.0
Hydrogen	$(1.7)	$(4.4)

The decrease in UAN and ammonia sales prices at the Coffeyville Facility for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to pricing fluctuation in the market. The increase of UAN and ammonia sales volume at the Coffeyville Facility for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to higher production volumes in connection with the Coffeyville Facility major scheduled turnaround during the third quarter of 2015.

Cost of Product Sold (Exclusive of Depreciation and Amortization). Cost of product sold consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of product sold for the nine months ended September 30, 2016 was $72.2 million, compared to $55.7 million for the nine months ended September 30, 2015. The $16.5 million increase was primarily attributable to the inclusion of the six months of the East Dubuque Facility ($29.9 million).

Excluding the East Dubuque acquisition, cost of product sold decreased $13.4 million, due to lower costs from transactions with third parties of $10.2 million and affiliates of $3.2 million. The lower third-party costs incurred was primarily the result of less purchased ammonia ($13.2 million), partially offset by higher regulatory railcar repairs. The lower affiliate costs incurred were primarily the result of lower expense of CVR Refining pet coke due to lower affiliate pet coke prices.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses for the nine months ended September 30, 2016 were $110.4 million as compared to $82.7 million for the nine months ended September 30, 2015. The $27.7 million increase is primarily attributable to the inclusion of the six months of the East Dubuque Facility ($41.8 million), partially offset by lower expenses at our Coffeyville Facility ($14.1 million). The lower expenses at our Coffeyville Facility were primarily due to lower turnaround expenses ($7.0 million), lower utilities ($2.9 million), and lower repairs and maintenance ($2.2 million). The decrease in turnaround expenses were related to the turnaround during the third quarter of 2015 and the decrease in utilities is primarily the result of lower electrical rates.

Selling, General and Administrative Expenses (Exclusive of Depreciation and Amortization). Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were $22.0 million for the nine months ended September 30, 2016 and $15.2 million for the nine months ended September 30, 2015. The $6.8 million increase is primarily attributable to the inclusion of the six months of the East Dubuque Facility ($4.6 million) and increased expenses associated with the East Dubuque Merger ($1.6 million).

Depreciation and Amortization Expense. Depreciation expense was $41.0 million for the nine months ended September 30, 2016, as compared to $21.2 million for the nine months ended September 30, 2015. The increase of $19.8 million is primarily attributable to the inclusion of the East Dubuque Facility.

Operating Income. Operating income was $25.8 million for the nine months ended September 30, 2016, as compared to operating income of $48.4 million for the nine months ended September 30, 2015. The decrease of $22.6 million was the result of the increases in direct operating expenses ($27.7 million), depreciation and amortization ($19.8 million), cost of product sold ($16.5 million) and selling general and administrative expenses ($6.8 million), partially offset by increases in net sales ($48.2 million).

Interest Expense and Other Financing Costs. Interest expense was $32.8 million for the nine months ended September 30, 2016, as compared to $5.2 million for the nine months ended September 30, 2015. The increase of $27.6 million was primarily due to the debt assumed in the East Dubuque Merger, the higher interest rate CRLLC Facility and the increased borrowings and higher interest rate on the 2023 Notes.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as further discussed below.

We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the ABL Credit Facility will be sufficient to satisfy anticipated cash commitments associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

Cash Balance and Other Liquidity

As of September 30, 2016, we had cash and cash equivalents of $65.3 million, including $5.3 million of customer advances. Working capital at September 30, 2016 was $78.2 million, consisting of $139.9 million in current assets and approximately $61.7 million in current liabilities. Working capital at December 31, 2015 was $72.7 million, consisting of $98.5 million in current assets and $25.9 million in current liabilities. As of October 25, 2016, we had cash and cash equivalents of $72.1 million.

Financing Activities

On April 1, 2016, we incurred additional indebtedness in connection with consummating the East Dubuque Merger. The additional indebtedness included the Wells Fargo Credit Agreement, the 2021 Notes and amounts drawn on the CRLLC Facility. The outstanding balance under the Wells Fargo Credit Agreement was repaid in full and terminated on April 1, 2016 utilizing funds from the CRLLC Facility. The CRLLC Facility is discussed further in Note 12 ("Debt") to Part I, Item 1 of this Report.

Also on April 1, 2016, the Partnership repaid all amounts outstanding under the Credit Agreement as further discussed in Note 12 ("Debt") to Part I, Item 1 of this Report. Effective upon such repayment, the Credit Agreement and all related loan documents and security interests were terminated and released. The repayment was funded from amounts drawn on the CRLLC Facility.

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

Also in June 2016, the Partnership repaid the substantial majority of the aggregate principal amount outstanding under the 2021 Notes in connection with the Tender Offer and the Change of Control Offer. The total amount paid related to the Tender Offer and Change of Control Offer was approximately $320.6 million, including an approximate $4.7 million premium. As of September 30, 2016, $4,195,000 of aggregate principal amount of the 2021 Notes was outstanding. As of September 30, 2016, the 2021 Notes contain substantially no restrictive covenants and are not secured.

2023 Notes

On June 10, 2016, the Partnership and CVR Nitrogen Finance issued $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023. The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. As a result of the issuance, approximately $9.4 million of debt issuance costs were incurred, which are being amortized over the term of the 2023 Notes as interest expense using the effective-interest method.

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

On and after June 15, 2019, we may on any one or more occasions redeem all or a part of the 2023 Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest to the applicable redemption date on such Notes, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

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

The indenture governing the 2023 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. We were in compliance with the covenants as of September 30, 2016, and the ratio was satisfied (not less than 1.75 to 1.0).

Asset Based (ABL) Credit Facility.

On September 30, 2016, the Partnership entered into the ABL Credit Facility with a group of lenders and UBS AG, Stamford Branch, as administrative agent and collateral agent. The ABL Credit Facility is a senior secured asset based revolving credit facility in an aggregate principal amount of availability of up to $50.0 million with an incremental facility, which permits an increase in borrowings of up to $25.0 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and its subsidiaries. The ABL Credit Facility provides for loans and standby letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of the lesser of 10% of the total facility commitment and $5.0 million for swingline loans and $10.0 million for letters of credit. The ABL Credit Facility has a five-year maturity and will be used for working capital and other general corporate purposes.

At the option of the borrowers, loans under the ABL Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

The Partnership must also pay a commitment fee on the unutilized commitments to the lenders under the ABL Credit Facility equal to (a) 0.375% per annum for the first full calendar quarter after the closing date and (b) thereafter, (i) 0.375% per annum if utilization under the facility is less than 50% of the total commitments and (ii) 0.25% per annum if utilization under the facility is equal to or greater than 50% of the total commitments. The borrowers must also pay customary letter of credit fees equal to 2.00%, subject to a 0.50% step-down based on the previous quarter’s excess availability, on the maximum amount available to be drawn under, and customary facing fees equal to 0.125% of the face amount of, each letter of credit.

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Credit Parties and their subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of September 30, 2016.

As of September 30, 2016, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $48.0 million. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2016.

Capital Spending

Our total capital expenditures for the nine months ended September 30, 2016 were approximately $18.3 million. We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred.

Capital spending for our business has been and will be determined by the Board of Directors of our general partner. The following table summarizes our total actual capital expenditures for the nine months ended September 30, 2016 and current estimated capital expenditures for 2016 by major category:

	Nine Months Ended September 30, 2016	2016 Full Year Estimate(1)

	(in millions)
Maintenance	$8.3	$14.7
Growth	10.0	10.6
Total capital spending	$18.3	$25.3
_____________

(1)
Includes amounts already spent during the nine months ended September 30, 2016 for the Coffeyville Facility and amounts already spent during the six months ended September 30, 2016 for the East Dubuque Facility.

An ammonia synthesis converter was replaced at the East Dubuque Facility during the second quarter of 2016. The new ammonia synthesis converter is expected to increase reliability, production and plant efficiency. Growth capital expenditures for the ammonia synthesis converter were $7.4 million during the six months ended September 30, 2016.
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
Historically, the Coffeyville Facility has undergone a full facility turnaround every two to three years. The Coffeyville Facility underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million. The Partnership is planning to undergo the next scheduled full facility turnaround at the Coffeyville Facility in the second half of 2017, which is expected to last approximately 15 days.
Distributions to Unitholders

The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. Our policy is disclosed in Note 8 ("Partners’ Capital and Partnership Distributions") to Part I, Item 1 of this Report.

	December 31, 2015	March 31, 2016(1)	June 30, 2016	Total Cash Distributions Paid in 2016

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$10.5	$10.5	$6.6	$27.6
Amount paid to public unitholders	9.2	20.1	12.7	42.0
Total amount paid	$19.7	$30.6	$19.3	$69.6
Per common unit	$0.27	$0.27	$0.17	$0.71
Common units outstanding (in thousands)	73,128	113,283	113,283
______________________________

(1) The distribution per common unit for the three months ended March 31, 2016 is calculated based on the post-merger common units outstanding.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2016	2015

	(in millions)
Net cash flow provided by (used in):
Operating activities	$47.5	$57.1
Investing activities	(82.1)	(12.4)
Financing activities	49.9	(91.4)
Net increase (decrease) in cash and cash equivalents	$15.3	$(46.7)

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2016 were approximately $47.5 million. Fluctuations in trade working capital increased our operating cash flow by $37.2 million due to a decrease in inventory of $32.2 million, a decrease in accounts receivable of $3.4 million and an increase in accounts payable of $1.6 million. The decrease in inventory was primarily attributable to decrease in finished goods inventory as a result of increased sales volumes for the nine months ended September 30, 2016. Fluctuations in other working capital of $27.5 million decreased our operating cash flow and were due to a decrease in deferred revenue of $27.7 million, a decrease to accrued expenses and other current liabilities of $4.0 million, partially offset by a decrease to prepaid expenses and other current assets of $4.2 million for the nine months ended September 30, 2016. The decrease in deferred revenue was primarily attributable to increased sales for the nine months ended September 30, 2016.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $82.1 million compared to $12.4 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net cash used in investing activities was the result of cash merger consideration of $63.9 million, net of cash acquired, and was the result of capital expenditures of $18.3 million. For the nine months ended September 30, 2015, net cash used in investing activities was primarily the result of capital expenditures.

Cash Flows Provided by or Used in Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2016 were $49.9 million, compared to net cash flows used in financing activities for the nine months ended September 30, 2015 of $91.4 million. The net cash provided by financing activities for the nine months ended September 30, 2016 was primarily attributable to the financing transactions discussed in Liquidity and Capital Resources above, partially offset by the quarterly cash distributions and the purchase of 400,000 CVR Nitrogen common units from CVR Energy for $5.0 million as discussed in Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report. The net cash used in financing activities for the nine months ended September 30, 2015 was primarily attributable to quarterly cash distributions.

Contractual Obligations

We are required to make payments relating to various types of obligations. See Note 14 ("Commitments and Contingencies") in Part I, Item 1 of this Report for more information. The following table summarizes our minimum payments as of September 30, 2016 relating to long-term debt, operating leases, unconditional purchase obligations with third parties and affiliates and interest payments for the five years ending December 31, 2020 and thereafter.

	Payments Due by Period
	Total	Three Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter

	(in millions)
Contractual Obligations
Long-term debt (1)	$649.2	$—	$—	$—	$—	$—	$649.2
Operating leases (2)	18.8	1.3	4.3	3.5	2.8	2.3	4.6
Unconditional purchase obligations with third parties (3)	35.1	5.8	10.5	8.7	6.2	1.7	2.2
Unconditional purchase obligations with affiliates (4)	64.1	1.5	6.0	6.1	5.0	5.6	39.9
Interest payments (5)	420.9	31.0	60.1	60.1	60.1	60.1	149.5
Total	$1,188.1	$39.6	$80.9	$78.4	$74.1	$69.7	$845.4
_____________

(1)
Long-term debt included $645.0 million related to the 2023 Notes issued June 10, 2016 and $4.2 million related to the 2021 Notes. Refer to Note 12 ("Debt") to Part I, Item 1 of this Report for further discussion.

(2)	We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods.

(3)
The amounts include commitments under a product supply agreement with Linde for the Coffeyville Facility that expires in 2020, a pet coke supply agreement with HollyFrontier Corporation for the Coffeyville Facility that expires in December 2016, a utility service agreement with Jo-Carroll Energy, Inc. that expires in June 2019, natural gas supply agreements for the East Dubuque Facility that expire in a period of less than six months and other less significant commitments.

(4)
The amounts include commitments under our long-term pet coke supply agreement between CRNF and CRRM to supply pet coke to the Coffeyville Facility, having an initial term that ends in 2027, subject to renewal. The Partnership's purchase obligations for pet coke from CRRM have been derived from a calculation of the average pet coke price paid to CRRM over the preceding two-year period.

(5)
Interest payments are based on stated interest rates for our long-term debt outstanding as of September 30, 2016 and also includes commitment fee on the unutilized commitments of the ABL Credit Facility.

Off-Balance Sheet Arrangements

We do not have any "off-balance sheet arrangements" as such term is defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Note 3 ("Recent Accounting Pronouncements") to Part I, Item 1 of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2015 Form 10-K. No modifications have been made to our critical accounting policies and estimates, other than the goodwill discussion below.
Goodwill
To comply with ASC 350, Intangibles — Goodwill and Other ("ASC 350"), we perform a test for goodwill impairment annually, or more frequently in the event we determine that a triggering event has occurred. Our annual testing is performed as of November 1 of each year. Based on a significant decline in market capitalization and lower cash flow forecasts resulting from weakened fertilizer pricing trends during the third quarter of 2016, the Partnership identified a triggering event and therefore performed an interim goodwill impairment test as of September 30, 2016.
The Partnership's goodwill is entirely allocated to the Coffeyville Facility reporting unit. The goodwill impairment quantitative testing involves a two-step process. Step 1 compares the fair value of the reporting unit to its carrying value. The carrying amount of the reporting unit was less than its fair value; therefore, a Step 2 was not required to be completed and no impairment was recorded.
The reporting unit fair value is based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved ("Discounted Cash Flow" or "DCF"). Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. Forecasted cash flows require management to make judgments and assumptions, including estimates of future fertilizer pricing. Further decline in the fertilizer pricing market or other changes in assumptions may result in a change in management's estimate and result in an impairment in future periods.
We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital ("WACC") of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also utilized fair value estimates derived from the market approach utilizing the public company market multiple method, which required us to make assumptions about the applicability of those multiples to our Coffeyville Facility reporting unit.
The fair value of the reporting unit exceeded its carrying value by approximately 17 percent based upon the results of the Step 1 test as of September 30, 2016. Judgments and assumptions are inherent in management’s estimates used to determine the fair value of the reporting unit and are consistent with what management believes would be utilized by the primary market participant. The use of alternate judgments and assumptions could result in the requirement to complete Step 2 and, pending those results, potential recognition of different levels of impairment charges in our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below regarding the East Dubuque Merger.

On April 1, 2016, we completed the acquisition of CVR Nitrogen and CVR Nitrogen GP whereby we acquired the East Dubuque Facility. Refer to Note 4 ("East Dubuque Merger") of Part I, Item 1 of this Report for additional information regarding the East Dubuque Merger. Management has not completed an assessment of the effectiveness of internal control over financial reporting of the acquired business as of September 30, 2016. The revenues attributable to the East Dubuque Facility represent approximately 41% and 34% of our consolidated revenues for the three and nine months ended September 30, 2016, respectively. The assets of the East Dubuque Facility represent 62% of our consolidated assets as of September 30, 2016. This acquisition is material to our results of operations, financial condition and cash flows, and the integration following this business combination is likely to materially impact the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 14 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

You should carefully consider the information regarding certain factors which could materially adversely affect our business, financial condition, cash flows or results of operations as set forth under Item 1A. "Risk Factors" in our 2015 Form 10-K, March 31, 2016 Form 10-Q, and, our June 30, 2016 Form 10-Q. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2015 Form 10-K, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on April 29, 2016 and in our Quarterly Report on 10-Q for the six months ended June 30, 2016, filed with the SEC on July 29, 2016. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also materially adversely affect our business, financial condition, cash flows or results of operations.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

October 27, 2016	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

October 27, 2016	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

October 27, 2016	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title

10.1**
ABL Credit Agreement, dated as of September 30, 2016, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their affiliates from time to time party thereto, the lenders from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 6, 2016).

10.2**
Security Agreement, dated as of September 30, 2016, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their affiliates from time to time party thereto, and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on October 6, 2016).

10.3**
Intercreditor Agreement, dated as of September 30, 2016, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their affiliates from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent for the secured parties, Wilmington Trust, National Association, as trustee and collateral trustee for the secured parties in respect of the outstanding senior secured notes and other parity lien obligations and other parity lien representative from time to time party thereto (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on October 6, 2016).

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
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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