Form 10-Q
period 2017-03-31
CVR PARTNERS, LP
filed 2017-04-27
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

There were 113,282,973 common units outstanding at April 25, 2017.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2017

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this "Report"):

2023 Notes	$645.0 million aggregate principal amount of 9.25% Senior Notes due 2023, which were issued through CVR Partners and CVR Nitrogen Finance Corporation.

ABL Credit Facility	The Partnership's senior secured asset based revolving credit facility with a group of lenders and UBS AG, Stamford Branch, as administrative agent and collateral agent.

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

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

CVR Energy
CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI," which indirectly owns our general partner and the common units owned by Coffeyville Resources, LLC.

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

East Dubuque Facility	CVR Partners' nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois.

East Dubuque Merger	The transactions contemplated by the Agreement and Plan of Merger dated August 9, 2015, whereby the Partnership acquired CVR Nitrogen and CVR Nitrogen GP, LLC on April 1, 2016.

farm belt	Refers to the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, South Dakota, Texas and Wisconsin.

general partner	CVR GP, LLC, our general partner, which is a wholly-owned subsidiary of Coffeyville Resources, LLC.

MMBtu	One million British thermal units: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

MSCF	One thousand standard cubic feet, a customary gas measurement.

netback	Netback represents net sales less freight revenue divided by product sales volume in tons. Netback is also referred to as product pricing at gate.

on-stream	Measurement of the reliability of the gasification, ammonia and UAN units, defined as the total number of hours operated by each unit divided by the total number of hours in the reporting period.

Partnership	CVR Partners, LP.

pet coke	Petroleum coke - a coal-like substance that is produced during the oil refining process.

product pricing at gate	Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate is also referred to as netback.

southern plains	Primarily includes Oklahoma, Texas and New Mexico.

ton	One ton is equal to 2,000 pounds.

turnaround	A periodically required standard procedure to refurbish and maintain a facility that involves the shutdown and inspection of major processing units.

UAN	UAN is an aqueous solution of urea and ammonium nitrate used as a fertilizer.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$81,538	$55,595
Accounts receivable, net of allowance for doubtful accounts of $49 and $46 at March 31, 2017 and December 31, 2016, respectively	15,115	13,924
Inventories	64,071	58,167
Prepaid expenses and other current assets, including $480 and $750 with affiliates at March 31, 2017 and December 31, 2016, respectively	6,160	6,845
Total current assets	166,884	134,531
Property, plant, and equipment, net of accumulated depreciation	1,114,374	1,130,121
Goodwill	40,969	40,969
Other long-term assets, including $553 and $598 with affiliates at March 31, 2017 and December 31, 2016, respectively	6,203	6,596
Total assets	$1,328,430	$1,312,217
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,800 and $2,402 due to affiliates at March 31, 2017 and December 31, 2016, respectively	$25,753	$28,815
Personnel accruals, including $1,175 and $1,968 with affiliates at March 31, 2017 and December 31, 2016, respectively	5,325	9,256
Deferred revenue	31,886	12,571
Accrued expenses and other current liabilities, including $1,261 and $2,515 with affiliates at March 31, 2017 and December 31, 2016, respectively	26,004	12,374
Total current liabilities	88,968	63,016
Long-term liabilities:
Long-term debt, net of current portion	623,780	623,107
Other long-term liabilities	1,111	1,187
Total long-term liabilities	624,891	624,294
Commitments and contingencies
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at March 31, 2017 and December 31, 2016	614,570	624,906
General partner interest	1	1
Total partners’ capital	614,571	624,907
Total liabilities and partners’ capital	$1,328,430	$1,312,217
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016

	(unaudited)
	(in thousands, except per unit data)
Net sales	$85,321	$73,092
Operating costs and expenses:
Cost of materials and other — Affiliates	2,146	821
Cost of materials and other — Third parties	19,591	15,560
	21,737	16,381
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	832	852
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	35,078	22,838
	35,910	23,690
Depreciation and amortization	15,412	6,976
Cost of sales	73,059	47,047

Selling, general and administrative expenses — Affiliates	3,886	3,462
Selling, general and administrative expenses — Third parties	3,028	2,930
	6,914	6,392
Total operating costs and expenses	79,973	53,439
Operating income	5,348	19,653
Other income (expense):
Interest expense and other financing costs	(15,706)	(1,635)
Interest income	3	2
Other income, net	42	23
Total other expense	(15,661)	(1,610)
Income (loss) before income tax expense	(10,313)	18,043
Income tax expense	23	1
Net income (loss)	$(10,336)	$18,042

Net income (loss) per common unit — basic and diluted	$(0.09)	$0.25
Weighted-average common units outstanding — basic and diluted	113,283	73,128

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016

	(unaudited)
	(in thousands)
Net income (loss)	$(10,336)	$18,042
Other comprehensive income (loss):
Net loss reclassified into income on settlement of interest rate swaps	—	119
Other comprehensive income	—	119
Total comprehensive income (loss)	$(10,336)	$18,161
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Total
	Issued	Amount

	(in thousands, except unit data)
Balance at December 31, 2016	113,282,973	$624,906	$1	$624,907
Net income (loss)	—	(10,336)	—	(10,336)
Balance at March 31, 2017	113,282,973	$614,570	$1	$614,571

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(10,336)	$18,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,412	6,976
Allowance for doubtful accounts	3	231
Amortization of deferred financing costs and original issue discount	735	241
Loss on disposition of fixed assets	13	—
Share-based compensation – Affiliates	516	495
Share-based compensation	167	153
Change in assets and liabilities:
Accounts receivable	(1,194)	(2,110)
Inventories	(3,106)	4,937
Prepaid expenses and other current assets	685	722
Other long-term assets	178	(131)
Accounts payable	(1,372)	648
Deferred revenue	19,315	(2,291)
Accrued expenses and other current liabilities	9,016	(4,273)
Other long-term liabilities	23	—
Net cash provided by operating activities	30,055	23,640
Cash flows from investing activities:
Capital expenditures	(4,112)	(1,733)
Net cash used in investing activities	(4,112)	(1,733)
Cash flows from financing activities:
Payment of financing costs	—	(150)
Cash distributions to common unitholders – Affiliates	—	(10,509)
Cash distributions to common unitholders – Non-affiliates	—	(9,236)
Net cash used in financing activities	—	(19,895)
Net increase in cash and cash equivalents	25,943	2,012
Cash and cash equivalents, beginning of period	55,595	49,967
Cash and cash equivalents, end of period	$81,538	$51,979

Supplemental disclosures:
Cash paid for income taxes, net	$—	$—
Cash paid for interest	$—	$1,545
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$2,181	$767
Change in accounts payable related to construction in progress additions	$(1,690)	$(263)

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(unaudited)

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

Immediately subsequent to the East Dubuque Merger and as of March 31, 2017, public security holders held approximately 66% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of March 31, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

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

(2) Basis of Presentation

The accompanying Partnership condensed consolidated financial statements include the accounts of CVR Partners and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2016 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 21, 2017 (the "2016 Form 10-K").

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2017 and December 31, 2016, the results of operations and comprehensive income (loss) of the Partnership for the three months ended March 31, 2017 and 2016, the cash flows of the Partnership for the three months ended March 31, 2017 and 2016 and the changes in partners’ capital for the Partnership for the three months ended March 31, 2017.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2017 or any other interim or annual period.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers, which supersedes revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition." This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership has developed an implementation plan to adopt the new standard. As part of this plan, the Partnership is currently assessing the impact of the new guidance on its business processes, business and accounting systems, and consolidated financial statements and related disclosures, which involves review of existing revenue streams, evaluation of accounting policies and identification of the types of arrangements where differences may arise in the conversion to the new standard. The Partnership expects to complete the assessment phase of its implementation plan within the next several months, after which the Partnership will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate the new standard, during 2017. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method. To date, the Partnership has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method. The Partnership is formulating an assessment and implementation plan to adopt the new standard. The Partnership expects its assessment and implementation plan to be ongoing during 2017 and 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment". The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Partnership adopted this standard as of January 1, 2017.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(4) East Dubuque Merger

On April 1, 2016, the Partnership completed the East Dubuque Merger as contemplated by the Agreement and Plan of Merger, dated as of August 9, 2015 (the "Merger Agreement"), whereby the Partnership acquired CVR Nitrogen and CVR Nitrogen GP. Under the terms of the Merger Agreement, holders of CVR Nitrogen common units eligible to receive consideration received 1.04 common units representing limited partner interests in CVR Partners and $2.57 in cash, without interest, for each CVR Nitrogen common unit. Pursuant to the Merger Agreement, CVR Partners issued approximately 40.2 million CVR Partners common units and paid approximately $99.2 million in cash consideration to CVR Nitrogen common unitholders and certain holders of CVR Nitrogen phantom units.

The aggregate merger consideration was approximately $802.4 million, including the fair value of CVR Partners common units issued of $335.7 million, a cash contribution of $99.2 million and $367.5 million fair value of assumed debt. The East Dubuque Facility contributed net sales of $26.8 million and an operating loss of $0.6 million to our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.

Merger-Related Indebtedness

CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.500% notes due 2021 (the "2021 Notes"). The majority of the 2021 Notes were repurchased in June 2016, as discussed further in Note 11 ("Debt").

Immediately prior to the East Dubuque Merger, CVR Nitrogen also had outstanding balances under a credit agreement with Wells Fargo Bank, National Association, as successor-in-interest by assignment from General Electric Company, as administrative agent (the "Wells Fargo Credit Agreement"). In connection with the closing of the East Dubuque Merger, the Partnership paid $49.4 million for the outstanding balance, accrued interest and fees under the Wells Fargo Credit Agreement, and the Wells Fargo Credit Agreement was terminated.

Pro Forma Financial Information

The summary pro forma financial information for the period presented below gives effect to the East Dubuque Merger as if it had occurred on January 1, 2016. The pro forma financial information was adjusted to give effect to pro forma events that are i) directly attributable to the East Dubuque Merger, ii) factually supportable and iii) expected to have a continuing impact on the consolidated results of operations.

Pro forma net income has been adjusted to exclude $1.9 million of merger-related costs incurred during the three months ended March 31, 2016. Incremental interest expense for financing the cash merger consideration and financing the payoff of the Wells Fargo Credit Agreement has also been adjusted for in the pro forma financial information, as well as incremental depreciation resulting from increased fair value of the property, plant and equipment as noted in the purchase price allocation.

The summary pro forma financial information is for informational purposes only and does not purport to represent what the Partnership's consolidated results of operations actually would have been if the East Dubuque Merger had occurred at any date, and such data does not purport to project the Partnership's results of operations for any future period. The basic and diluted units outstanding used to calculate the pro forma net income per unit amounts presented below have been adjusted to assume units issued at the closing of the East Dubuque Merger were outstanding since January 1, 2016.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Three Months Ended March 31, 2016

(in thousands, except per unit data)
Net sales	$107,940
Net income	14,844
Net income per common unit — basic and diluted	0.13

Expenses Associated with the East Dubuque Merger

During the three months ended March 31, 2016, the Partnership incurred approximately $1.2 million of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses.

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

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2017, only grants of performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ employees, officers, consultants and directors.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2015 Performance Unit Award Agreement was recognized over the performance cycle from January 1, 2016 to December 31, 2016. The awards were fully vested at December 31, 2016 and the Partnership reimbursed CVR Energy $0.5 million for its allocated portion of the performance unit award during the first quarter of 2017. As of December 31, 2016, the Partnership had a liability of $0.5 million, for its allocated portion of the 2015 Performance Unit Award Agreement, which was recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Compensation expense recorded for the three months ended March 31, 2016 related to the awards was approximately $0.1 million.

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with its Executive Chairman, Mr. Lipinski. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2017, there was approximately $0.4 million of total unrecognized compensation cost related to the 2016 Performance Unit Award Agreement to be recognized over approximately

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

0.8 years. Compensation expense recorded for the three months ended March 31, 2017 related to the awards was approximately $0.1 million. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of March 31, 2017, the Partnership had a liability of $0.1 million, for its allocated portion of the 2016 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Incentive Unit Awards – CVR Energy

CVR Energy has granted awards of incentive units and distribution equivalent rights to certain employees of CRLLC, CVR Energy and the Partnership's general partner who provide shared services to CVR Energy and its subsidiaries (including the Partnership). The awards are generally graded vesting awards, which are expected to vest over three years, with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one common unit of CVR Refining, LP ("CVR Refining") in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest.

Assuming the portion of time spent on CVR Partners related matters by CVR Energy employees providing services to CVR Partners remains consistent with the amount of services provided during March 31, 2017, there was approximately $1.1 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.5 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of March 31, 2017, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended March 31, 2017 was approximately $0.2 million, and compensation expense was nominal for the three months ended March 31, 2016. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of March 31, 2017 and December 31, 2016, the Partnership had a liability related to these awards of $0.6 million and $0.4 million, respectively, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Through the CVR Partners LTIP, phantom unit awards outstanding include awards granted to employees of both the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered non-employee equity based-awards. The phantom unit awards outstanding vest over a three-year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of March 31, 2017, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units available for issuance.

Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the Partnership's common units in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid by the Partnership from the grant date to and including the vesting date. The awards, which are liability-classified, are remeasured at each subsequent reporting date until they vest. The phantom unit awards are generally graded vesting awards, which are expected to vest over three years with one-third of the award vesting each year. Compensation expense is recognized on a straight-line basis over the vesting period of the respective tranche of the award.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

A summary of the phantom unit activity during the three months ended March 31, 2017 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	771,786	$6.47
Granted	—	—
Vested	(7,333)	8.03
Forfeited	(2,316)	7.77
Non-vested at March 31, 2017	762,137	$6.45

Unrecognized compensation expense associated with the unvested phantom units at March 31, 2017 was approximately $2.5 million and is expected to be recognized over a weighted average period of 1.5 years. Compensation expense recorded for the three months ended March 31, 2017 and 2016 related to the awards under the CVR Partners LTIP was approximately $0.3 million and $0.5 million, respectively. Compensation expense related to the awards to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates. As of March 31, 2017 and December 31, 2016, the Partnership had a liability of $1.3 million and $1.0 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(6) Inventories

Inventories consisted of the following:

	March 31, 2017	December 31, 2016

	(in thousands)
Finished goods	$23,263	$15,860
Raw materials and precious metals	7,883	8,818
Parts and supplies	32,925	33,489
Total inventories	$64,071	$58,167

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(7) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	March 31, 2017	December 31, 2016

	(in thousands)
Land and improvements	$12,987	$12,995
Buildings and improvements	14,881	14,881
Machinery and equipment	1,345,714	1,343,980
Automotive equipment	599	599
Furniture and fixtures	1,421	1,437
Railcars	16,261	16,261
Construction in progress	10,172	9,588
	1,402,035	1,399,741
Less: Accumulated depreciation	287,661	269,620
Total property, plant and equipment, net	$1,114,374	$1,130,121

Capitalized interest recognized as a reduction of interest expense was approximately $42,000 for the three months ended March 31, 2017.

(8) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

Immediately subsequent to the East Dubuque Merger and as of March 31, 2017, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.

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

Available cash begins with Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expenses, depreciation and amortization) further adjusted for the impact of major scheduled turnaround expense, gain or loss on extinguishment of debt, loss on disposition of assets, expenses associated with the East Dubuque Merger and business interruption insurance recovery, when applicable. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

On April 26, 2017, the Board of Directors of the general partner of the Partnership declared a cash distribution for the first quarter of 2017 in the amount of $0.02 per common unit, or approximately $2.3 million in aggregate. The cash distribution will be paid on May 15, 2017 to the Partnership's unitholders of record at the close of business on May 8, 2017.

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

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	As of March 31, 2017	As of December 31, 2016

	(in thousands)
Property taxes	$2,224	$1,742
Accrued interest	17,634	2,683
Railcar maintenance accruals	1,309	2,502
Affiliates (1)	1,261	2,515
Other accrued expenses and liabilities	3,576	2,932
Total accrued expenses and other current liabilities	$26,004	$12,374
____________

(1)
Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy under the feedstock and shared services agreement. Refer to Note 13 ("Related Party Transactions") for additional discussion.

(11) Debt

Long-term debt consisted of the following:

	As of March 31, 2017	As of December 31, 2016

	(in thousands)
9.250% senior secured notes, due 2023	$645,000	$645,000
6.500% notes, due 2021	2,240	2,240
Total long-term debt, before debt issuance costs and discount	647,240	647,240
Less:
Unamortized discount	14,796	15,220
Unamortized debt issuance costs	8,664	8,913
Total long-term debt, net of current portion	$623,780	$623,107

For the three months ended March 31, 2017 and 2016, amortization of the discount on debt and amortization of debt issuance costs reported as interest expense and other financing costs totaled approximately $0.7 million and $0.2 million, respectively.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

2023 Notes

On June 10, 2016, the Partnership and CVR Nitrogen Finance Corporation ("CVR Nitrogen Finance"), an indirect wholly-owned subsidiary of the Partnership, (together the "2023 Notes Issuers"), certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023 (the "2023 Notes"). The 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

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

The indenture governing the 2023 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of March 31, 2017, the ratio was less than 1.75 to 1.0, and therefore, certain payments can be made up to an aggregate of $75.0 million as noted above. No restricted payments have been made as of March 31, 2017, and this basket was fully available. As of March 31, 2017, the Partnership was in compliance with the covenants contained in the 2023 Notes.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $17.6 million and $2.7 million as of March 31, 2017 and December 31, 2016, respectively, related to the 2023 Notes. At March 31, 2017 and December 31, 2016, respectively, the estimated fair value of the 2023 Notes was approximately $661.9 million and $664.4 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

2021 Notes

The $320.0 million of 2021 Notes were issued by CVR Nitrogen and CVR Nitrogen Finance prior to the East Dubuque Merger. The 2021 Notes bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The substantial majority of the 2021 Notes were repurchased in 2016. As of March 31, 2017 and December 31, 2016, $2.2 million of principal amount of the 2021 Notes remained outstanding and accrued interest was nominal.

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
March 31, 2017
(unaudited)

At the option of the borrowers, loans under the ABL Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of March 31, 2017.

As of March 31, 2017, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $50.0 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2017.

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

Previous borrowings under the Credit Agreement bore interest at either a Eurodollar rate or a base rate plus, in either case, a margin based on a pricing grid determined by the trailing four quarter leverage ratio. The margin for borrowings under the Credit Agreement ranges from 3.50% to 4.25% for Eurodollar loans and 2.50% to 3.25% for base rate loans. During the periods presented, the interest rate was either the Eurodollar rate plus a margin of 3.50% or, for base rate loans, the prime rate plus 2.50%. On April 1, 2016, the Partnership repaid all amounts outstanding under the Credit Agreement and the Credit Agreement was terminated. At March 31, 2016, the effective rate of the term loan was approximately 3.98%.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

(12) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Nine months ending December 31, 2017	$3,233	$17,925
Year Ending December 31,
2018	3,731	15,524
2019	3,115	12,738
2020	2,589	7,768
2021	2,409	6,498
Thereafter	2,675	59,890
	$17,752	$120,343
_____________

CRNF leases railcars and facilities under long-term operating leases. Lease expense included in cost of materials and other for the three months ended March 31, 2017 and 2016 totaled approximately $1.3 million and $1.2 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire. The Partnership leases 115 UAN railcars from a related party, which is included in the operating lease commitments shown above. See Note 13 ("Related Party Transactions") for further discussion.

CRNF’s purchase obligation for pet coke from a subsidiary of CVR Refining has been derived from a calculation of the average pet coke price paid to such subsidiary over the preceding two-year period. See Note 13 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF is party to a hydrogen purchase and sale agreement with a subsidiary of CVR Refining, pursuant to which CRNF agrees to purchase and receive a committed volume. See Note 13 ("Related Party Transactions") for further discussion of the hydrogen purchase and sale agreement.

CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended March 31, 2017 and 2016, totaled approximately $1.1 million and $1.0 million, respectively.

CRNF is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2017. The delivered cost of this pet coke is included in cost of materials and other and totaled approximately $0.9 million and $1.4 million, respectively, for the three months ended March 31, 2017 and 2016.

EDNF is a party to a utility service agreement with Jo-Carroll Energy, Inc. The term of this agreement ends in 2019 and includes certain charges on a take-or-pay basis. The cost of utilities is included in direct operating expenses (exclusive of depreciation and amortization) and amounts associated with this agreement totaled approximately $2.5 million for the three months ended March 31, 2017.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Commitments for natural gas purchases consist of the following:

March 31, 2017

(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	600
Commitments to purchase natural gas	$1,687
Weighted average rate per MMBtu (1)	$2.81
____________

(1)	Weighted average rate per MMBtu is based on the fixed rates applicable to each contract, exclusive of transportation costs.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including environmental, health and safety ("EHS") matters described below under "Environmental, Health and Safety Matters." Liabilities, if any, related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings from those provided in the 2016 Form 10-K. In the opinion of management, the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

Environmental, Health and Safety Matters

The Partnership's subsidiaries are subject to various stringent federal, state and local EHS rules and regulations. Liabilities related to EHS matters are recognized when the related costs are probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, existing technology, site-specific costs and currently enacted laws and regulations. In reporting EHS liabilities, no offset is made for potential recoveries. All liabilities are monitored and adjusted regularly as new facts emerge or changes in laws or technology occur.

There have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with environmental matters from those provided in the 2016 Form 10-K. The Partnership believes its subsidiaries are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters which may develop in the future will not have a material adverse effect on the Partnership's business, financial condition or results of operations.

(13) Related Party Transactions

Related Party Agreements

CVR Partners is party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Hydrogen Purchase and Sale Agreement (iii) Coke Supply Agreement; (iv) Environmental Agreement; (v) Services Agreement; (vi) GP Services Agreement and (vii) Limited Partnership Agreement. The agreements are described as in effect at March 31, 2017. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2016 Form 10-K.

Amounts owed to CVR Partners and its subsidiaries from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and its subsidiaries with respect to these agreements are included in accounts payable, personnel accruals and accrued expenses and other current liabilities on the Partnership's Condensed Consolidated Balance Sheets.

Feedstock and Shared Services Agreement

CRNF is party to a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's Coffeyville Facility. The agreement was amended and restated effective January 1, 2017.

Prior to January 1, 2017, CRNF and CRRM transferred hydrogen to one another pursuant to the feedstock and shared services agreement. CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's Coffeyville Facility, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of materials and other for CVR Partners, when applicable. For the three months ended March 31, 2016, the net sales generated from the sale of hydrogen to CRRM were approximately $1.1 million. At December 31, 2016, there was approximately $0.1 million included in accounts payable on the Condensed Consolidated Balance Sheets associated with net hydrogen purchases.

Beginning January 1, 2017, hydrogen purchases from CRRM are governed pursuant to the hydrogen purchase and sale agreement discussed below, but hydrogen sales to CRRM remain governed pursuant to the feedstock and shared services agreement. For the three months ended March 31, 2017, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement were approximately $0.1 million and were included in net sales in the Condensed Consolidated Statements of Operations. The monthly hydrogen sales are cash settled net on a monthly basis with hydrogen purchases, pursuant to the hydrogen purchase and sale agreement.

The feedstock and shared services agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three months ended March 31, 2017 and 2016, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the Coffeyville Facility to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At March 31, 2017 and December 31, 2016, there were assets of approximately $0.2 million included in prepaid expenses and other current assets and approximately $0.6 million included in other long-term assets in the Condensed Consolidated Balance Sheets.

At March 31, 2017 and December 31, 2016, receivables of $0.1 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At March 31, 2017 and December 31, 2016, current obligations of approximately $0.8 million and $0.9 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.

Hydrogen Purchase and Sale Agreement

CRNF and CRRM entered into a hydrogen purchase and sale agreement that was effective on January 1, 2017, pursuant to which CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. The committed volume pricing is based on a monthly fixed fee (based on the fixed and capital charges associated with producing the committed volume) and a monthly variable fee (based on the natural gas price associated with hydrogen actually received). In the event CRNF fails to take delivery of the full committed volume in a month, CRNF remains obligated to pay CRRM for the monthly fixed fee and the monthly variable fee based upon the actual hydrogen volume received, if any. In the event CRRM fails to deliver any portion of the committed volume for the applicable month for any reason other than planned repairs and maintenance, CRNF will be entitled to a pro-rata reduction of the monthly fixed fee. CRNF also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

A portion of the monthly variable fee, as defined in the terms of the agreement, is determined according to the natural gas costs incurred by CRRM in operation of the hydrogen plant, which will reflect market-driven changes in the natural gas prices. In addition, certain fixed fees will be adjusted on an annual basis according to the changes in a cost index, as defined in the terms of the agreement.

CRRM is not required to sell hydrogen to CRNF if such sale would adversely affect CVR Refining’s classification as a partnership for federal income tax purposes, and is not required to sell hydrogen to CRNF in excess of the committed volume if such volumes are needed for CRRM’s operations.

The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal terms unless either party gives 180 days written notice. Certain fees under the agreement are subject to modification after this initial term. The agreement contains customary terms related to indemnification, as well as termination for breach, by mutual consent, or due to insolvency or cessation of operations.

For the three months ended March 31, 2017, the cost of hydrogen purchases from CRRM was approximately $1.2 million was included in cost of materials and other in the Condensed Consolidated Statement of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales pursuant to the feedstock and shared services agreement. At March 31, 2017, current obligations, net of any amounts due to CRNF under the feedstock and shared services agreement for hydrogen, of approximately $0.5 million were included in accounts payable on the Condensed Consolidated Balance Sheets associated with net hydrogen purchases from the CRRM.

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $0.5 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, which was recorded in cost of materials and other. Payables of $0.1 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at December 31, 2016 and a nominal amount was outstanding at March 31, 2017.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Net amounts incurred under the services agreement for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$610	$665
Selling, general and administrative expenses — Affiliates	3,152	2,563
Total	$3,762	$3,228

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 5 ("Share‑Based Compensation"), of $1.7 million and $1.4 million, respectively, for the three months ended March 31, 2017 and 2016. At March 31, 2017 and December 31, 2016, current obligations of $2.6 million and $3.5 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). Pursuant to the partnership agreement, the Partnership incurred approximately $0.9 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively, primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At March 31, 2017 and December 31, 2016, current obligations of $1.2 million and $2.0 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2017
(unaudited)

Railcar Lease Agreements and Maintenance

In the second quarter of 2016, the Partnership entered into agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by IEP. The lease agreements have a term of approximately seven years. The Partnership received the 115 UAN railcars during the second half of 2016. For the three months ended March 31, 2017, rent expense of approximately $0.2 million was recorded in cost of materials and other in the Condensed Consolidated Statement of Operations related to these agreements. ARI Leasing, LLC, a company controlled by IEP, assumed the lease from ARL beginning March 30, 2017.

American Railcar Industries, Inc., a company controlled by IEP, performed railcar maintenance for the Partnership and the expenses associated with this maintenance were approximately $0.2 million for the three months ended March 31, 2017 and were included in cost of materials and other in the Condensed Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the 2016 Form 10-K. Results of operations and cash flows for the three months ended March 31, 2017 and 2016 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

This Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" as defined by the Securities and Exchange Commission ("SEC"), including statements concerning contemplated transactions and strategic plans, expectations and objectives for future operations. Forward-looking statements include, without limitation:

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned "Risk Factors" in the 2016 Form 10-K, filed with the SEC on February 21, 2017. Such factors include, among others:

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

Our Coffeyville Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. During the past five years, over 70% of the pet coke consumed by our Coffeyville Facility was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery. We upgrade substantially all of the ammonia we produce at our Coffeyville Facility to higher margin UAN, which has historically commanded a premium price over ammonia. Approximately 93% of our Coffeyville Facility produced ammonia tons were upgraded into UAN in 2016. For the three months ended March 31, 2017 and 2016, approximately 87% and 89%, respectively, of our Coffeyville Facility produced ammonia tons were upgraded into UAN.

Our East Dubuque Facility includes a 1,075 ton-per-day capacity ammonia unit and a 1,100 ton-per-day capacity UAN unit. The facility is located on a 210-acre, 140-foot bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility uses natural gas as its primary feedstock. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. For the post-acquisition period ended December 31, 2016, approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products. For the three months ended March 31, 2017, approximately 45% of our East Dubuque Facility produced ammonia tons were upgraded to other products.

CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at March 31, 2017. CVR Refining owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

Major Influences on Results of Operations

Our earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, on-stream factors and operating costs and expenses.

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

The high fixed cost of the Coffeyville Facility direct operating expense structure also directly affects our profitability. Our Coffeyville Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant. In addition, while less than our Coffeyville Facility, our East Dubuque Facility has a significant amount of fixed costs. Major fixed operating expenses include a large portion of electrical energy, employee labor, and maintenance, including contract labor and outside services. We estimate these fixed costs averaged approximately 80% of our Coffeyville Facility's direct operating expenses over the 24 months ended March 31, 2017.

Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the three months ended March 31, 2017 and 2016, we incurred approximately $1.9 million and $2.1 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $14 and $17, respectively.

Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Our East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Facility. For the three months ended March 31, 2017, we incurred approximately $5.3 million for feedstock natural gas, which equaled an average cost per MMBtu of $3.59.

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
Historically, the Coffeyville Facility has undergone a full facility turnaround approximately every two to three years. The Coffeyville Facility underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million, exclusive of the impacts due to the lost production during the downtime. The Coffeyville Facility is planning to undergo the next scheduled full facility turnaround in 2018.
Historically, the East Dubuque Facility has also undergone a full facility turnaround approximately every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. The East Dubuque Facility is planning to undergo the next scheduled full facility turnaround in the third quarter of 2017, which is expected to last approximately 10 to 12 days.
Agreements with CVR Energy and CVR Refining

We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries (including CVR Refining), and our general partner. These include the pet coke supply agreement under which we buy the pet coke we use in our Coffeyville Facility; a services agreement, under which CVR Energy and its subsidiaries provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks for our Coffeyville Facility, including, but not limited to, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a hydrogen purchase and sale agreement, which governs the purchase of hydrogen for our Coffeyville Facility; a raw water and facilities sharing agreement, which allocates raw water resources between the two facilities in Coffeyville; an easement agreement; an environmental agreement; a lease agreement pursuant to which we lease office space and laboratory space; and certain financing agreements that we entered into in connection with the East Dubuque Merger. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 13 ("Related Party Transactions") to Part I, Item 1 of this Report for additional discussion of the agreements.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reason discussed below.

East Dubuque Merger

On April 1, 2016, the Partnership completed the East Dubuque Merger, whereby the Partnership acquired the East Dubuque Facility. The consolidated financial statements and key operating metrics include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition. During the three months ended March 31, 2016, the Partnership incurred $1.2 million of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses. See Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report for further discussion.

Indebtedness

On April 1, 2016, as a result of the East Dubuque Merger, the Partnership acquired CVR Nitrogen, including its debt. During the second quarter of 2016, the Partnership used $300.0 million of funds from the senior term loan credit facility with Coffeyville Resources, LLC, a related party, to finance the payoff of CVR Partners' $125.0 million term loan, payoff CVR Nitrogen's credit facility outstanding balance of $49.1 million, and to fund the cash merger consideration and certain merger-related expenses. In June 2016, the Partnership issued $645.0 million aggregate principal of 9.250% Senior Secured Notes due 2023 to refinance the substantial majority of its existing debt. As a result of the financing transactions, the Partnership's interest expense increased for the three months ended March 31, 2017 as compared to the prior year. Further discussion regarding the Partnership's indebtedness can be found in Note 11 ("Debt") to Part I, Item 1 of this Report.

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

To supplement our actual results calculated in accordance with U.S. generally accepted accounting principles ("GAAP") for the applicable periods, the Partnership also uses certain non-GAAP financial measures, which are reconciled to our GAAP-based results below. These non-GAAP financial measures should not be considered as an alternative to GAAP results.

The following tables summarize the financial data and key operating statistics for CVR Partners and our subsidiaries for the three months ended March 31, 2017 and 2016. The results of operations for our East Dubuque Facility are included for the post acquisition period beginning April 1, 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2016, is unaudited.

	Three Months Ended March 31,
	2017	2016

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$85.3	$73.1

Cost of materials and other – Affiliates	2.2	0.8
Cost of materials and other – Third parties	19.6	15.5
	21.8	16.3
Direct operating expenses – Affiliates (1)	0.8	0.9
Direct operating expenses – Third parties (1)	35.1	22.8
	35.9	23.7
Depreciation and amortization	15.4	7.0
Cost of sales	73.1	47.0

Selling, general and administrative expenses – Affiliates (2)	3.9	3.5
Selling, general and administrative expenses – Third parties (2)	3.0	2.9
	6.9	6.4
Operating income	5.3	19.7
Interest expense and other financing costs	(15.7)	(1.7)
Other income, net	0.1	—
Total other expense	(15.6)	(1.7)
Income (loss) before income tax expense	(10.3)	18.0
Income tax expense	—	—
Net income (loss)	$(10.3)	$18.0

EBITDA (3)*	$20.8	$26.7
Adjusted EBITDA (3)*	$20.8	$27.9
Available cash for distribution (4)*	$1.8	$30.6

Reconciliation to net sales:
Fertilizer sales net at gate	$76.0	$64.8
Freight in revenue	7.1	6.9
Hydrogen revenue	0.1	1.1
Other	2.1	0.3
Total net sales	$85.3	$73.1
________________________________
* See footnote (3) and (4) below for discussion of non-GAAP financial measures.

	As of March 31, 2017	As of December 31, 2016
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$81.5	$55.6
Working capital	77.9	71.5
Total assets	1,328.4	1,312.2
Total debt, net of current portion	623.8	623.1
Total partners’ capital	614.6	624.9

	Three Months Ended March 31,
	2017	2016

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$30.0	$23.6
Investing activities	(4.1)	(1.7)
Financing activities	—	(19.9)
Net increase (decrease) in cash and cash equivalents	$25.9	$2.0

Capital expenditures:
Maintenance capital expenditures	$4.0	$0.9
Growth capital expenditures	0.1	0.8
Total capital expenditures	$4.1	$1.7

______________________________

(1)	Direct operating expenses are shown exclusive of depreciation and amortization.

(2)
The Partnership incurred approximately $1.2 million of legal and other professional fees and other merger-related expenses for the three months ended March 31, 2016, as discussed in Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report, which are included in selling, general and administrative expenses.

(3)	EBITDA is defined as net income (loss) before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of major scheduled turnaround expenses, gain or loss on extinguishment of debt, loss on disposition of assets, expenses associated with the East Dubuque Merger and business interruption insurance recovery, when applicable.

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

A reconciliation of consolidated Net income (loss) to consolidated EBITDA and consolidated Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Net income (loss)	$(10.3)	$18.0
Add:
Interest expense and other financing costs, net	15.7	1.7
Income tax expense	—	—
Depreciation and amortization	15.4	7.0
EBITDA	$20.8	$26.7
Add:
Expenses associated with the East Dubuque Merger	—	1.2
Adjusted EBITDA	$20.8	$27.9

(4)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three months ended March 31, 2017 and 2016, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of consolidated available cash for distribution is as follows:

	Three Months Ended March 31,
	2017	2016

	(in millions, except units and per unit data)
Adjusted EBITDA	$20.8	$27.9
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(15.0)	(1.5)
Maintenance capital expenditures	(4.0)	(0.9)
Expenses associated with the East Dubuque Merger	—	(1.2)
Add:
Available cash associated with East Dubuque 2016 first quarter	—	6.3
Available cash for distribution	$1.8	$30.6
Available cash for distribution, per common unit (a)	$0.02	$0.27
Distribution declared, per common unit	0.02	0.27
Common units outstanding (in thousands) (a)	113,283	113,283
______________________________

(a) Available cash for distribution, per common unit for the three months ended March 31, 2016 is calculated based on the post-merger common units outstanding.

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended March 31,
	2017	2016
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	61.9	24.4
UAN	321.6	267.0
Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$308	$367
UAN	$160	$209
Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	219.2	113.7
Ammonia (net available for sale) (2)	80.0	15.1
UAN	341.9	248.2
Feedstock:
Petroleum coke used in production (thousand tons)	132.6	126.9
Petroleum coke used in production (dollars per ton)	$14	$17
Natural gas used in production (thousands of MMBtu)	2,091.2	—
Natural gas used in production (dollars per MMBtu) (3)	$3.41	$—
Natural gas in cost of materials and other (thousands of MMBtu)	1,476.0	—
Natural gas in cost of materials and other (dollars per MMBtu) (3)	$3.59	$—
Coffeyville Facility on-stream factors (4):
Gasification	98.9%	97.7%
Ammonia	98.5%	97.2%
UAN	96.8%	91.4%
East Dubuque Facility on-stream factors (4):
Ammonia	99.6%	—%
UAN	98.2%	—%
Market Indicators:
Ammonia - Southern plains (dollars per ton)	$387	$375
Ammonia - Corn belt (dollars per ton)	$424	$441
UAN - Corn belt (dollars per ton)	$215	$229
Natural gas NYMEX (dollars per MMBtu)	$3.06	$1.98
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

(3)	The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity during the three months ended March 31, 2017 and 2016 was not material.

(4)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net Sales. Net sales were $85.3 million for the three months ended March 31, 2017 compared to $73.1 million for the three months ended March 31, 2016. The increase of $12.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributable to increased sales volumes due to the inclusion of the full quarter of the East Dubuque Facility ($26.8 million). For the three months ended March 31, 2017, UAN and ammonia made up $57.6 million and $19.9 million of our consolidated net sales, respectively, including freight. This compared to UAN and ammonia consolidated net sales of $62.6 million and $9.1 million, respectively, for the three months ended March 31, 2016, including freight.

Excluding the East Dubuque acquisition, net sales would have decreased by $14.6 million. The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016:

	Price Variance	Volume Variance

	(in millions)
UAN	$(14.0)	$0.9
Ammonia	$(0.7)	$—

The decrease in UAN and ammonia sales prices at the Coffeyville Facility for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to pricing fluctuation in the market.

Cost of Materials and Other. Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of materials and other for the three months ended March 31, 2017 was $21.8 million, compared to $16.3 million for the three months ended March 31, 2016. The $5.5 million increase was primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($6.2 million). Excluding the East Dubuque acquisition, cost of materials and other decreased $0.7 million, primarily due to lower costs from transactions with third parties of $2.1 million, partially offset by an increase in transactions with affiliates of $1.4 million.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2017 were $35.9 million as compared to $23.7 million for the three months ended March 31, 2016. The $12.2 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($11.0 million). Excluding the East Dubuque acquisition, direct operating expenses increased $1.2 million, primarily due to higher electricity pricing ($1.3 million), partially offset by lower maintenance costs.

Depreciation and Amortization Expense. Depreciation expense was $15.4 million for the three months ended March 31, 2017, as compared to $7.0 million for the three months ended March 31, 2016. The increase of $8.4 million is primarily attributable to the inclusion of the East Dubuque Facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were $6.9 million for the three months ended March 31, 2017 and $6.4 million for the three months ended March 31, 2016. The $0.5 million increase is primarily attributable to the inclusion of the full quarter of the East Dubuque Facility ($1.8 million), partially offset by a decrease in expenses associated with the East Dubuque Merger ($1.2 million).

Operating Income. Operating income was $5.3 million for the three months ended March 31, 2017, as compared to operating income of $19.7 million for the three months ended March 31, 2016. The decrease of $14.4 million was the result of an increase in direct operating expenses ($12.2 million), an increase in depreciation and amortization ($8.4 million), an increase in cost of materials and other ($5.5 million) and an increase selling general and administrative expenses ($0.5 million), partially offset by an increase in net sales ($12.2 million).

Interest Expense and Other Financing Costs. Interest expense was $15.7 million for the three months ended March 31, 2017, as compared to $1.7 million for the three months ended March 31, 2016. The increase of $14.0 million was primarily due to the increased borrowings and higher interest rate on the 2023 Notes.

Net Income (Loss). For the three months ended March 31, 2017, net loss was $10.3 million, as compared to $18.0 million of net income for the three months ended March 31, 2016, a decrease of $28.3 million. The decrease in net income was primarily due to the factors noted above.

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

Cash Balance and Other Liquidity

As of March 31, 2017, we had cash and cash equivalents of $81.5 million, including $31.9 million of customer advances. Working capital at March 31, 2017 was $77.9 million, consisting of $166.9 million in current assets and approximately $89.0 million in current liabilities. Working capital at December 31, 2016 was $71.5 million, consisting of $134.5 million in current assets and $63.0 million in current liabilities. As of April 25, 2017, we had cash and cash equivalents of $82.7 million.

2023 Notes

On June 10, 2016, the Partnership and CVR Nitrogen Finance Corporation issued $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023. The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. As a result of the issuance, approximately $9.4 million of debt issuance costs were incurred, which are being amortized over the term of the 2023 Notes as interest expense using the effective-interest method.

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

The indenture governing the 2023 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of March 31, 2017, the ratio was less than 1.75 to 1.0, and therefore, certain restricted payments may only be made up to an aggregate of $75.0 million as noted above. No restricted payments have been made as of March 31, 2017, and this basket was fully available. As of March 31, 2017, we were in compliance with the covenants contained in the 2023 Notes.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of March 31, 2017.

As of March 31, 2017, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $50.0 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2017.

Capital Spending

We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred. Our total capital expenditures for the three months ended March 31, 2017 were approximately $4.1 million, including $4.0 million of maintenance capital spending and the remainder for growth capital projects.

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

Historically, the Coffeyville Facility has undergone a full facility turnaround every two to three years. The Coffeyville Facility underwent a full facility turnaround in the third quarter of 2015, at a cost of approximately $7.0 million, exclusive of the impacts due to the lost production during the downtime. The Partnership is planning to undergo the next scheduled full facility turnaround at the Coffeyville Facility in 2018.

Historically, the East Dubuque Facility has also undergone a full facility turnaround every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. The Partnership is planning to undergo the next scheduled full facility turnaround at the East Dubuque Facility in the third quarter of 2017, which is expected to last approximately 10 to 12 days.

Distributions to Unitholders

The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. See Note 8 ("Partners’ Capital and Partnership Distributions") to Part I, Item 1 of this Report for information on our distribution policy and for information on the Partnership's first quarter of 2017 distribution.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2017	2016

	(in millions)
Net cash flow provided by (used in):
Operating activities	$30.0	$23.6
Investing activities	(4.1)	(1.7)
Financing activities	—	(19.9)
Net increase in cash and cash equivalents	$25.9	$2.0

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2017 were approximately $30.0 million. Fluctuations in other working capital of $29.0 million primarily lead to the increase in our operating cash flow and were due to an increase in deferred revenue of $19.3 million, an increase to accrued expenses and other current liabilities of $9.0 million and a decrease to prepaid expenses and other current assets of $0.7 million for the three months ended March 31, 2017. The increase in deferred revenue was primarily attributable to our acceptance of certain customer prepayments scheduled primarily for deliveries during the three months ending June 30, 2017. The increase in accrued expenses and other current liabilities are primarily a result from higher accrued interest of $14.9 million, partially offset by the payment of annual incentive awards during the three months ended March 31, 2017. Fluctuations in trade working capital decreased our operating cash flow by $5.7 million due to an increase in inventory of $3.1 million, an increase in accounts payable of $1.4 million and an increase in accounts receivable of $1.2 million. The increase in inventory was primarily attributable to the East Dubuque Facility's seasonal buildup of finished goods inventories in expectation of deliveries during the three months ending June 30, 2017.

Net cash flows provided by operating activities for the three months ended March 31, 2016 were approximately $23.6 million. Fluctuations in trade working capital increased our operating cash flow by $3.5 million due to a decrease in inventory of $4.9 million and an increase in accounts payable of $0.7 million, partially offset by an increase in accounts receivable of $2.1 million. The decrease in inventory was primarily attributable to a decrease in finished goods inventory as a result of increased sales volumes for the three months ended March 31, 2016. The increase in accounts receivable was primarily attributable to an increase in sales and normal fluctuations in the timing of payments. Fluctuations in other working capital of $5.8 million decreased our operating cash flow and were due to a decrease to accrued expenses and other current liabilities of $4.2 million, a decrease in deferred revenue of $2.3 million, partially offset by a decrease to prepaid expenses and other current assets of $0.7 million for the three months ended March 31, 2016. The decrease in accrued expenses and other current liabilities was primarily due to the payment of incentive awards. The decrease in deferred revenue was primarily attributable to increased sales for the three months ended March 31, 2016.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $4.1 million compared to $1.7 million for the three months ended March 31, 2016. For the three months ended March 31, 2016, net cash used in investing activities was primarily the result of capital expenditures.

Cash Flows Used in Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2017 were $0.0 million, compared to net cash flows used in financing activities for the three months ended March 31, 2016 of $19.9 million. The net cash used in financing activities for the three months ended March 31, 2016 was attributable to quarterly cash distributions.

Contractual Obligations

As of March 31, 2017, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2017, from those disclosed in our 2016 Form 10-K.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2016 Form 10-K. No modifications have been made to our critical accounting policies and estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 12 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2016 Form 10-K.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

April 27, 2017	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

April 27, 2017	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

April 27, 2017	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title

10.1*	Hydrogen Purchase and Sale Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.
10.2*
Second Amended and Restated Feedstock and Shared Services Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.

10.3*	Third Amended and Restated Services Agreement, dated as of January 1, 2017, by and among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc.
10.4**
Amendment No. 1 to Transaction Agreement, dated as of January 20, 2017, by and among CVR Partners, LP, Coffeyville Resources, LLC, GSO Special Situations Overseas Master Fund Ltd., GSO Special Situations Fund LP, GSO Palmetto Opportunistic Investment Partners LP, GSO Credit-A Partners LP, Steamboat Credit Opportunities Master Fund LP, GSO Coastline Credit Partners LP, GSO Cactus Credit Opportunities Fund LP and GSO Aiguille des Grands Montets Fund II LP, GSO SSOMF Nitro Blocker LLC, Steamboat Nitro Blocker LLC, GSO ADGM II Nitro Blocker LLC and GSO Capital Partners LP (incorporated by reference to Exhibit 10.24.1 of the Form 10-K filed on February 21, 2017).

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
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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