Form 10-Q
period 2017-06-30
CVR PARTNERS, LP
filed 2017-07-27
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 113,282,973 common units outstanding at July 25, 2017.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2017

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (this "Report"):

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

CVR Refining
CVR Refining, LP, a publicly traded limited partnership listed on the New York Stock Exchange under the ticker symbol "CVRR," which through its subsidiaries, currently owns and operates a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$51,650	$55,595
Accounts receivable, net of allowance for doubtful accounts of $59 and $46 at June 30, 2017 and December 31, 2016, respectively	14,440	13,924
Inventories	62,169	58,167
Prepaid expenses and other current assets, including $383 and $750 with affiliates at June 30, 2017 and December 31, 2016, respectively	5,297	6,845
Total current assets	133,556	134,531
Property, plant, and equipment, net of accumulated depreciation	1,099,817	1,130,121
Goodwill	40,969	40,969
Other long-term assets, including $508 and $598 with affiliates at June 30, 2017 and December 31, 2016, respectively	6,247	6,596
Total assets	$1,280,589	$1,312,217
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,298 and $2,402 due to affiliates at June 30, 2017 and December 31, 2016, respectively	$25,388	$28,815
Personnel accruals, including $1,497 and $1,968 with affiliates at June 30, 2017 and December 31, 2016, respectively	6,945	9,256
Deferred revenue	2,861	12,571
Accrued expenses and other current liabilities, including $1,825 and $2,515 with affiliates at June 30, 2017 and December 31, 2016, respectively	10,421	12,374
Total current liabilities	45,615	63,016
Long-term liabilities:
Long-term debt, net of current portion	624,470	623,107
Other long-term liabilities	1,644	1,187
Total long-term liabilities	626,114	624,294
Commitments and contingencies
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at June 30, 2017 and December 31, 2016	608,859	624,906
General partner interest	1	1
Total partners’ capital	608,860	624,907
Total liabilities and partners’ capital	$1,280,589	$1,312,217
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(unaudited)
	(in thousands, except per unit data)
Net sales	$97,896	$119,797	$183,217	$192,889
Operating costs and expenses:
Cost of materials and other — Affiliates	1,664	536	3,810	1,357
Cost of materials and other — Third parties	20,477	35,513	40,068	51,073
	22,141	36,049	43,878	52,430
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	1,038	1,249	1,870	2,101
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	36,783	52,895	71,861	75,733
	37,821	54,144	73,731	77,834
Depreciation and amortization	19,982	17,559	35,394	24,535
Cost of sales	79,944	107,752	153,003	154,799

Selling, general and administrative expenses — Affiliates	3,596	3,917	7,482	7,379
Selling, general and administrative expenses — Third parties	2,158	4,426	5,186	7,356
	5,754	8,343	12,668	14,735
Total operating costs and expenses	85,698	116,095	165,671	169,534
Operating income	12,198	3,702	17,546	23,355
Other income (expense):
Interest expense and other financing costs	(15,696)	(15,552)	(31,403)	(17,187)
Interest income	13	2	16	4
Loss on extinguishment of debt	—	(5,116)	—	(5,116)
Other income, net	16	34	59	58
Total other expense	(15,667)	(20,632)	(31,328)	(22,241)
Income (loss) before income tax expense	(3,469)	(16,930)	(13,782)	1,114
Income tax expense (benefit)	(24)	76	(1)	77
Net income (loss)	$(3,445)	$(17,006)	$(13,781)	$1,037

Net income (loss) per common unit — basic and diluted	$(0.03)	$(0.15)	$(0.12)	$0.01
Weighted-average common units outstanding — basic and diluted	113,283	113,283	113,283	93,206

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(unaudited)
	(in thousands)
Net income (loss)	$(3,445)	$(17,006)	$(13,781)	$1,037
Other comprehensive income:
Net loss reclassified into income on settlement of interest rate swaps	—	—	—	119
Other comprehensive income	—	—	—	119
Total comprehensive income (loss)	$(3,445)	$(17,006)	$(13,781)	$1,156
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Total
	Issued	Amount

	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2016	113,282,973	$624,906	$1	$624,907
Cash distributions to common unitholders – Affiliates	—	(778)	—	(778)
Cash distributions to common unitholders – Non-affiliates	—	(1,488)	—	(1,488)
Net loss	—	(13,781)	—	(13,781)
Balance at June 30, 2017	113,282,973	$608,859	$1	$608,860

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(13,781)	$1,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,394	24,535
Allowance for doubtful accounts	13	15
Amortization of deferred financing costs and original issue discount	1,487	378
Amortization of debt fair value adjustment	—	1,250
Loss on disposition of fixed assets	39	44
Loss on extinguishment of debt	—	5,116
Share-based compensation – Affiliates	916	899
Share-based compensation	196	718
Change in assets and liabilities:
Accounts receivable	(529)	54
Inventories	(2,994)	34,615
Prepaid expenses and other current assets	1,544	2,604
Other long-term assets	98	(263)
Accounts payable	(931)	8,955
Deferred revenue	(9,130)	(31,640)
Accrued expenses and other current liabilities	(5,376)	(19,231)
Other long-term liabilities	(9)	68
Net cash provided by operating activities	6,937	29,154
Cash flows from investing activities:
Capital expenditures	(8,616)	(11,869)
Acquisition of CVR Nitrogen, LP, net of cash acquired	—	(63,869)
Net cash used in investing activities	(8,616)	(75,738)

	Six Months Ended June 30,
	2017	2016

	(unaudited)
	(in thousands)
Cash flows from financing activities:
Principal and premium payments on 2021 Notes	—	(320,539)
Principal payment on CRLLC Facility	—	(300,000)
Principal payments on long-term debt	—	(125,000)
Payment of revolving debt	—	(49,100)
Payment of financing costs	—	(6,528)
Proceeds on issuance of 2023 Notes, net of original issue discount	—	628,869
Proceeds on CRLLC Facility	—	300,000
Contribution from affiliate	—	507
Cash distributions to common unitholders – Affiliates	(778)	(21,017)
Cash distributions to common unitholders – Non-affiliates	(1,488)	(29,314)
Purchase of noncontrolling interest	—	(5,000)
Net cash provided by (used in) financing activities	(2,266)	72,878
Net increase (decrease) in cash and cash equivalents	(3,945)	26,294
Cash and cash equivalents, beginning of period	55,595	49,967
Cash and cash equivalents, end of period	$51,650	$76,261

Supplemental disclosures:
Cash paid for income taxes, net	$43	$14
Cash paid for interest, net of capitalized interest of $109 and $401 in 2017 and 2016, respectively	$29,842	$22,304
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$1,375	$5,065
Change in accounts payable related to construction in progress additions	$(2,496)	$(145)
Reduction of proceeds from 2023 Notes from original issue discount	$—	$16,131
Fair value of common units issued in a business combination	$—	$335,693
Fair value of debt assumed in a business combination	$—	$367,500

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

Immediately subsequent to the East Dubuque Merger and as of June 30, 2017, public security holders held approximately 66% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of June 30, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2017 and December 31, 2016, the results of operations and comprehensive income (loss) of the Partnership for the three and six months ended June 30, 2017 and 2016, the cash flows of the Partnership for the six months ended June 30, 2017 and 2016 and the changes in partners’ capital for the Partnership for the six months ended June 30, 2017.

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

Planned Major Maintenance Costs

The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. During the second quarter of 2016, the East Dubuque Facility completed a major scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization). Exclusive of the impacts due to the lost production, costs of approximately $6.6 million associated with the 2016 East Dubuque turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2016. In the third quarter of 2017, the East Dubuque facility commenced a scheduled turnaround and the ammonia and UAN units are expected to be down for approximately 14 days.

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," which supersedes revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition." This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership has developed an implementation plan to adopt the new standard. As part of this plan, the Partnership is currently assessing the impact of the new guidance on its business processes, business and accounting systems, consolidated financial statements and related disclosures, which involves review of existing revenue streams, evaluation of accounting policies and identification of the types of arrangements where differences may arise in the conversion to the new standard. The Partnership expects to complete the assessment phase of its implementation plan during the third quarter after which the Partnership will initiate the design and implementation phases of the plan, including implementing any changes to existing business processes and systems to accommodate the new standard, during 2017. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method. To date, the Partnership has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method. The Partnership is formulating an assessment and implementation plan to adopt the new standard. The Partnership expects its assessment and implementation plan to be ongoing during 2017 and 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and footnote disclosures.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

In January 2017, the FASB issued ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment." The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Partnership adopted this standard as of January 1, 2017.

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

The aggregate merger consideration was approximately $802.4 million, including the fair value of CVR Partners common units issued of $335.7 million, a cash contribution of $99.2 million and $367.5 million fair value of assumed debt. During the three and six months ended June 30, 2016, the Partnership incurred approximately $1.2 million and $2.5 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses.

CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.500% notes due 2021 (the "2021 Notes"). The majority of the 2021 Notes were repurchased in June 2016.

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

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of June 30, 2017, only grants of performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ employees, officers, consultants and directors.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
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

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at June 30, 2017, there was approximately $0.3 million of total unrecognized compensation cost related to the 2016 Performance Unit Award Agreement to be recognized over approximately 0.5 years. Compensation expense recorded for the three and six months ended June 30, 2017 related to the awards was approximately $0.1 million and $0.3 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of June 30, 2017, the Partnership had a liability of $0.3 million, for its allocated portion of the 2016 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Assuming the portion of time spent on CVR Partners related matters by CVR Energy employees providing services to CVR Partners remains consistent with the amount of services provided during June 30, 2017, there was approximately $0.9 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.3 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of June 30, 2017, compensation expense has been allocated to the Partnership. Compensation expense recorded for the three months ended June 30, 2017 was approximately $0.2 million and compensation expense was nominal for the three months ended June 30, 2016. Compensation expense recorded for the six months ended June 30, 2017 was approximately $0.4 million and compensation expense was nominal for the six months ended June 30, 2016. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of June 30, 2017 and December 31, 2016, the Partnership had a liability related to these awards of $0.8 million and $0.4 million, respectively, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
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

Through the CVR Partners LTIP, phantom unit awards outstanding include awards granted to employees of both the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered non-employee equity based-awards. The phantom unit awards outstanding vest over a three-year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of June 30, 2017, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units available for issuance.

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

A summary of the phantom unit activity during the six months ended June 30, 2017 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	771,786	$6.47
Granted	3,172	4.73
Vested	(7,333)	8.03
Forfeited	(18,091)	6.65
Non-vested at June 30, 2017	749,534	$6.45

Unrecognized compensation expense associated with the unvested phantom units at June 30, 2017 was approximately $1.5 million and is expected to be recognized over a weighted average period of 1.2 years. Compensation expense recorded for the three months ended June 30, 2017 and 2016 related to the awards under the CVR Partners LTIP was approximately $0.1 million and $0.8 million, respectively. Compensation expense recorded for the six months ended June 30, 2017 and 2016 related to the awards under the CVR Partners LTIP was approximately $0.4 million and $1.3 million, respectively. Compensation expense related to the awards to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates. As of June 30, 2017 and December 31, 2016, the Partnership had a liability of $1.4 million and $1.0 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

(6) Inventories

Inventories consisted of the following:

	June 30, 2017	December 31, 2016

	(in thousands)
Finished goods	$20,682	$15,860
Raw materials and precious metals	7,668	8,818
Parts and supplies	33,819	33,489
Total inventories	$62,169	$58,167

(7) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	June 30, 2017	December 31, 2016

	(in thousands)
Land and improvements	$12,987	$12,995
Buildings and improvements	14,881	14,881
Machinery and equipment	1,346,713	1,343,980
Automotive equipment	599	599
Furniture and fixtures	1,421	1,437
Railcars	16,261	16,261
Construction in progress	12,326	9,588
	1,405,188	1,399,741
Less: Accumulated depreciation	305,371	269,620
Total property, plant and equipment, net	$1,099,817	$1,130,121

Capitalized interest recognized as a reduction of interest expense was approximately $0.1 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. Capitalized interest recognized as a reduction of interest expense was approximately $0.1 million and $0.4 million, respectively, for the six months ended June 30, 2017 and 2016.

(8) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

Immediately subsequent to the East Dubuque Merger and as of June 30, 2017, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.

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
June 30, 2017
(unaudited)

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

The following is a summary of cash distributions paid to the Partnership's unitholders during 2017 for the respective quarters to which the distributions relate:

	December 31, 2016	March 31, 2017	Total Cash Distributions Paid in 2017

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$—	$0.8	$0.8
Amount paid to public unitholders	—	1.5	1.5
Total amount paid	$—	$2.3	$2.3
Per common unit	$—	$0.02	$0.02
Common units outstanding (in thousands)	113,283	113,283

(9) Goodwill

The Partnership evaluates the carrying value of goodwill annually as of November 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Partnership's goodwill reporting unit is the Coffeyville Facility.

During the second quarter of 2017, there was a sustained decrease in the Partnership’s unit price and continued uncertainty of fertilizer pricing. The Partnership evaluated both positive and negative indicators, including fertilizer pricing market data, to evaluate if a goodwill impairment triggering event occurred during the second quarter of 2017. After assessing the totality of events and circumstances, it was determined a triggering event did not occur and it was not necessary to perform a goodwill impairment analysis as of June 30, 2017.

The nitrogen fertilizer business is exposed to seasonal fluctuations in demand, and the second half of each calendar year is typically referred to as the fill season. As of June 30, 2017, the Partnership had not received significant orders for the fill season. If actual pricing is below current market estimates, this could be a trigger for a subsequent goodwill impairment test. If such a triggering event is identified in subsequent quarters, a goodwill impairment may occur.

(10) Net Income (Loss) per Common Unit

The Partnership's net income (loss) is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. The common units issued during the period are included on a weighted-average basis for the days in which they were outstanding.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	As of June 30, 2017	As of December 31, 2016

	(in thousands)
Property taxes	$1,137	$1,742
Accrued interest	2,682	2,683
Railcar maintenance accruals	302	2,502
Affiliates (1)	1,825	2,515
Other accrued expenses and liabilities	4,475	2,932
Total accrued expenses and other current liabilities	$10,421	$12,374
____________

(1)
Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy under the feedstock and shared services agreement. Refer to Note 14 ("Related Party Transactions") for additional discussion.

(12) Debt

Long-term debt consisted of the following:

	As of June 30, 2017	As of December 31, 2016

	(in thousands)
9.250% senior secured notes, due 2023	$645,000	$645,000
6.500% notes, due 2021	2,240	2,240
Total long-term debt, before debt issuance costs and discount	647,240	647,240
Less:
Unamortized discount	14,361	15,220
Unamortized debt issuance costs	8,409	8,913
Total long-term debt, net of current portion	$624,470	$623,107

For the three months ended June 30, 2017 and 2016, amortization of the discount on debt and amortization of debt issuance costs reported as interest expense and other financing costs totaled approximately $0.7 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, amortization of the discount on debt and amortization of debt issuance costs reported as interest expense and other financing costs totaled approximately $1.4 million and $0.4 million, respectively.

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
June 30, 2017
(unaudited)

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

The indenture governing the 2023 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of June 30, 2017, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of June 30, 2017. The Partnership was in compliance with the covenants contained in the 2023 Notes as of June 30, 2017.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $2.7 million as of June 30, 2017 and December 31, 2016 related to the 2023 Notes. At June 30, 2017 and December 31, 2016, respectively, the estimated fair value of the 2023 Notes was approximately $674.8 million and $664.4 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

2021 Notes

The $320.0 million of 2021 Notes were issued by CVR Nitrogen and CVR Nitrogen Finance prior to the East Dubuque Merger. The 2021 Notes bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The substantial majority of the 2021 Notes were repurchased in 2016. During the three and six months ended June 30, 2016, the Partnership recognized a loss on debt extinguishment of $5.1 million. As of June 30, 2017 and December 31, 2016, $2.2 million of principal amount of the 2021 Notes remained outstanding and accrued interest was nominal.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of June 30, 2017.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

As of June 30, 2017, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $50.0 million. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2017.

CRLLC Facility

On April 1, 2016, in connection with the closing of the East Dubuque Merger, the Partnership entered into a $300.0 million senior term loan credit facility (the "CRLLC Facility") with CRLLC, as the lender, the proceeds of which were used by the Partnership (i) to fund the repayment of amounts outstanding under the Wells Fargo Credit Agreement discussed in Note 4 ("East Dubuque Merger"), (ii) to pay the cash consideration and to pay fees and expenses in connection with the East Dubuque Merger and related transactions and (iii) to repay all of the loans outstanding under the Credit Agreement discussed below. The CRLLC Facility had a term of two years and an interest rate of 12.0% per annum. Interest was calculated on the basis of the actual number of days elapsed over a 360-day year and payable quarterly. In April 2016, the Partnership borrowed $300.0 million under the CRLLC Facility. On June 10, 2016, the Partnership paid off the $300.0 million outstanding under the CRLLC Facility, paid $7.0 million in interest, and terminated the CRLLC Facility.

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

(13) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Six months ending December 31, 2017	$2,259	$10,834
Year Ending December 31,
2018	4,333	15,004
2019	3,676	12,265
2020	3,138	7,145
2021	2,955	5,750
Thereafter	3,039	55,399
	$19,400	$106,397

CRNF leases railcars and facilities under long-term operating leases. Lease expense included in cost of materials and other for both the three months ended June 30, 2017 and 2016 totaled approximately $1.2 million. Lease expense included in cost of materials and other for the six months ended June 30, 2017 and 2016 totaled approximately $2.5 million and $2.3 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire. The Partnership leases railcars from a related party, which is included in the operating lease commitments shown above. See Note 14 ("Related Party Transactions") for further discussion.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

CRNF’s purchase obligation for pet coke from a subsidiary of CVR Refining has been derived from a calculation of the average pet coke price paid to such subsidiary over the preceding two-year period. See Note 14 ("Related Party Transactions") for further discussion of the coke supply agreement.

CRNF is party to a hydrogen purchase and sale agreement with a subsidiary of CVR Refining, pursuant to which CRNF agrees to pay a monthly fixed fee. See Note 14 ("Related Party Transactions") for further discussion of the hydrogen purchase and sale agreement.

CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended June 30, 2017 and 2016, totaled approximately $1.0 million and $0.9 million, respectively, and for the six months ended June 30, 2017 and 2016, totaled approximately $2.1 million and $1.9 million, respectively.

CRNF is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2017. The delivered cost of this pet coke is included in cost of materials and other and totaled approximately $1.2 million and $1.1 million, respectively, for the three months ended June 30, 2017 and 2016 and totaled approximately $2.0 million and $2.5 million, respectively, for the six months ended June 30, 2017 and 2016.

EDNF is a party to a utility service agreement with Jo-Carroll Energy, Inc. The term of this agreement ends in 2019 and includes certain charges on a take-or-pay basis. The cost of utilities is included in direct operating expenses (exclusive of depreciation and amortization) and amounts associated with this agreement totaled approximately $3.0 million and $5.5 million, respectively, for the three and six months ended June 30, 2017.

Commitments for natural gas purchases consist of the following:

June 30, 2017

(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	233
Commitments to purchase natural gas	$640
Weighted average rate per MMBtu (1)	$2.75
____________

(1)	Weighted average rate per MMBtu is based on the fixed rates applicable to each contract, exclusive of transportation costs.

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
June 30, 2017
(unaudited)

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

(14) Related Party Transactions

Related Party Agreements

CVR Partners and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Hydrogen Purchase and Sale Agreement (iii) Coke Supply Agreement; (iv) Environmental Agreement; (v) Services Agreement; (vi) GP Services Agreement and (vii) Limited Partnership Agreement. The agreements are described as in effect at June 30, 2017. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2016 Form 10-K.

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

Prior to January 1, 2017, CRNF and CRRM transferred hydrogen to one another pursuant to the feedstock and shared services agreement. CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's Coffeyville Facility, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of materials and other for CVR Partners, when applicable. For the three and six months ended June 30, 2016, the net sales generated from the sale of hydrogen to CRRM were approximately $0.5 million and $1.6 million, respectively. At December 31, 2016, there was approximately $0.1 million included in accounts payable on the Condensed Consolidated Balance Sheets associated with net hydrogen purchases.

Beginning January 1, 2017, hydrogen purchases from CRRM are governed pursuant to the hydrogen purchase and sale agreement discussed below, but hydrogen sales to CRRM remain governed pursuant to the feedstock and shared services agreement. For the three months ended June 30, 2017, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement was immaterial. For the six months ended June 30, 2017, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement were approximately $0.1 million, which is included in net sales in the Condensed Consolidated Statements of Operations. The monthly hydrogen sales are cash settled net on a monthly basis with hydrogen purchases, pursuant to the hydrogen purchase and sale agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

The feedstock and shared services agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three and six months ended June 30, 2017 and 2016, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the Coffeyville Facility to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At June 30, 2017 and December 31, 2016, there were assets of approximately $0.2 million included in prepaid expenses and other current assets and approximately $0.5 million included in other long-term assets in the Condensed Consolidated Balance Sheets.

At June 30, 2017 and December 31, 2016, receivables of $0.1 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At June 30, 2017 and December 31, 2016, current obligations of approximately $0.9 million were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.

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

For the three and six months ended June 30, 2017, the cost of hydrogen purchases from CRRM was approximately $0.9 million and $2.1 million, respectively, was included in cost of materials and other in the Condensed Consolidated Statement of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales pursuant to the feedstock and shared services agreement. At June 30, 2017, current obligations, net of any amounts due to CRNF under the feedstock and shared services agreement for hydrogen, of approximately $0.3 million were included in accounts payable on the Condensed Consolidated Balance Sheets associated with net hydrogen purchases from the CRRM.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $0.5 million for both the three months ended June 30, 2017 and 2016 which was recorded in cost of materials and other. For the six months ended June 30, 2017 and 2016, these expenses were approximately $1.0 million and $1.3 million, respectively. Payables of approximately $0.3 million and $0.1 million, respectively, related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$782	$975	$1,391	$1,640
Selling, general and administrative expenses — Affiliates	3,006	3,059	6,158	5,622
Total	$3,788	$4,034	$7,549	$7,262

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 5 ("Share‑Based Compensation"), of $1.5 million and $1.9 million, respectively, for the three months ended June 30, 2017 and 2016. For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation, of $3.3 million for both the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, current obligations of $2.6 million and $3.5 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2017
(unaudited)

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). Pursuant to the partnership agreement, the Partnership incurred approximately $0.7 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the six months ended June 30, 2017 and 2016, approximately $1.6 million and $2.2 million were incurred related to amounts due for reimbursement, respectively. At June 30, 2017 and December 31, 2016, current obligations of $1.5 million and $2.0 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

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

Parent Affiliate Units

In March 2016, CVR Energy purchased 400,000 CVR Nitrogen common units, representing approximately 1% of the outstanding CVR Nitrogen limited partner interests. CVR Energy did not receive merger consideration for these designated CVR Nitrogen common units. Subsequent to the East Dubuque Merger, the Partnership purchased 400,000 CVR Nitrogen common units from CVR Energy during the three months ended June 30, 2016 for $5.0 million.

Railcar Lease Agreements and Maintenance

CRNF has agreements to lease a total of 115 UAN railcars from ARI Leasing, LLC ("ARI"), a company controlled by IEP. The lease agreements will expire in 2023. For the three and six months ended June 30, 2017, rent expense of approximately $0.2 million and $0.4 million, respectively, was recorded in cost of materials and other in the Condensed Consolidated Statement of Operations related to these agreements.

In the second quarter of 2017, CRNF entered into an agreement to lease an additional 70 UAN railcars from ARI. The lease agreement has a term of 5 years. The Partnership anticipates physical receipt of these leased railcars and associated lease payment obligations to begin in the second half of 2017.

American Railcar Industries, Inc., a company controlled by IEP, performed railcar maintenance for CRNF and the expense associated with this maintenance was approximately $0.2 million for the six months ended June 30, 2017 and was included in cost of materials and other in the Condensed Consolidated Statement of Operations. The expense associated with this maintenance was nominal for the three months ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the 2016 Form 10-K. Results of operations and cash flows for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of results to be attained for any other period.

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

Our Coffeyville Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. During the past five years, over 70% of the pet coke consumed by our Coffeyville Facility was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery. We upgrade substantially all of the ammonia we produce at our Coffeyville Facility to higher margin UAN, which has historically commanded a premium price over ammonia. Approximately 93% of our Coffeyville Facility produced ammonia tons were upgraded into UAN in 2016. For the three months ended June 30, 2017 and 2016, approximately 82% and 90%, respectively, of our Coffeyville Facility produced ammonia tons were upgraded into UAN. For the six months ended June 30, 2017 and 2016, approximately 85% and 89%, respectively, of our Coffeyville Facility produced ammonia tons were upgraded into UAN.

Our East Dubuque Facility includes a 1,075 ton-per-day capacity ammonia unit and a 1,100 ton-per-day capacity UAN unit. The facility is located on a 210-acre, 140-foot bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility uses natural gas as its primary feedstock. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. For the post-acquisition period ended December 31, 2016, approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products. For the three months ended June 30, 2017 and 2016, approximately 43% and 49%, respectively, of our East Dubuque Facility produced ammonia tons were upgraded to other products. For the six months ended June 30, 2017, approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products.

CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at June 30, 2017. CVR Refining's subsidiaries own and operate a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

The high fixed cost of the Coffeyville Facility direct operating expense structure also directly affects our profitability. Our Coffeyville Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant, such as our East Dubuque Facility. Major fixed operating expenses include a large portion of electrical energy, employee labor, and maintenance, including contract labor and outside services.

Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the three months ended June 30, 2017 and 2016, we incurred approximately $2.6 million and $1.6 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $21 and $12, respectively. For the six months ended June 30, 2017 and 2016, we incurred approximately $4.5 million and $3.8 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $17 and $15, respectively.

Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Our East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Facility. For the three months ended June 30, 2017 and 2016, we incurred approximately $8.1 million and $2.5 million, respectively, for feedstock natural gas, which equaled an average cost per MMBtu of $3.24 and $2.33, respectively. For the six months ended June 30, 2017, we incurred approximately $13.4 million for feedstock natural gas, which equaled an average cost per MMBtu of $3.37.

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
Historically, the East Dubuque Facility has also undergone a full facility turnaround approximately every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. We determined that there were more pressing preventative maintenance issues at the East Dubuque Facility, so we commenced a scheduled turnaround at the East Dubuque Facility in July 2017. The turnaround is expected to last approximately 14 days and cost approximately $3 million, exclusive of the impacts of the lost production during the downtime.
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

Major Scheduled Turnaround Activities

During the three months ended June 30, 2016, the East Dubuque Facility completed a major scheduled turnaround and the ammonia and UAN units were down for approximately 28 days. Overall results were negatively impacted due to the lost production during the downtime that resulted in lost sales and certain reduced variable expenses included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization). Exclusive of the impacts due to the lost production during the turnaround downtime, costs of approximately $6.6 million are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and six months ended June 30, 2016.

Indebtedness

On April 1, 2016, as a result of the East Dubuque Merger, the Partnership acquired CVR Nitrogen, including its debt. During the second quarter of 2016, the Partnership used $300.0 million of funds from the senior term loan credit facility with Coffeyville Resources, LLC, a related party, to finance the payoff of CVR Partners' $125.0 million term loan, payoff CVR Nitrogen's credit facility outstanding balance of $49.1 million, and to fund the cash merger consideration and certain merger-related expenses. In June 2016, the Partnership issued $645.0 million aggregate principal of 9.250% Senior Secured Notes due 2023 to refinance the substantial majority of its existing debt. Also as a result of the financing transactions, the Partnership recognized a loss on debt extinguishment of approximately $5.1 million during the three and six months ended June 30, 2016. As a result of the financing transactions, the Partnership's interest expense increased for the three and six months ended June 30, 2017 as compared to the prior year. Further discussion regarding the Partnership's indebtedness can be found in Note 12 ("Debt") to Part I, Item 1 of this Report.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our subsidiaries for the three and six months ended June 30, 2017 and 2016. The results of operations for our East Dubuque Facility are included for the post acquisition period beginning April 1, 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2016, is unaudited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$97.9	$119.8	$183.2	$192.9

Cost of materials and other – Affiliates	1.6	0.5	3.8	1.4
Cost of materials and other – Third parties	20.5	35.5	40.1	51.0
	22.1	36.0	43.9	52.4
Direct operating expenses – Affiliates (1)	1.0	1.2	1.8	2.1
Direct operating expenses – Third parties (1)	36.7	46.4	71.8	69.2
Major scheduled turnaround expenses	0.1	6.6	0.1	6.6
	37.8	54.2	73.7	77.9
Depreciation and amortization	20.0	17.6	35.4	24.5
Cost of sales	79.9	107.8	153.0	154.8

Selling, general and administrative expenses – Affiliates (2)	3.6	3.9	7.5	7.4
Selling, general and administrative expenses – Third parties (2)	2.2	4.4	5.2	7.3
	5.8	8.3	12.7	14.7
Operating income	12.2	3.7	17.5	23.4
Interest expense and other financing costs	(15.7)	(15.5)	(31.4)	(17.2)
Loss on extinguishment of debt	—	(5.1)	—	(5.1)
Other income, net	—	—	0.1	—
Total other expense	(15.7)	(20.6)	(31.3)	(22.3)
Income (loss) before income tax expense	(3.5)	(16.9)	(13.8)	1.1
Income tax expense	—	0.1	—	0.1
Net income (loss)	$(3.5)	$(17.0)	$(13.8)	$1.0

EBITDA (3)*	$32.2	$16.2	$53.0	$42.8
Adjusted EBITDA (3)*	$32.3	$29.1	$53.1	$57.0
Available cash for distribution (4)*	$—	$19.7	$1.8	$50.4

Reconciliation to net sales:
Fertilizer sales net at gate	$87.6	$103.3	$163.6	$168.1
Freight in revenue	8.2	8.7	15.3	15.6
Hydrogen revenue	—	0.5	0.1	1.6
Other, including the impact of purchase accounting	2.1	7.3	4.2	7.6
Total net sales	$97.9	$119.8	$183.2	$192.9
________________________________
* See footnote (3) and (4) below for discussion of non-GAAP financial measures.

	As of June 30, 2017	As of December 31, 2016
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$51.7	$55.6
Working capital	87.9	71.5
Total assets	1,280.6	1,312.2
Total debt, net of current portion	624.5	623.1
Total partners’ capital	608.9	624.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$(23.0)	$5.5	$7.0	$29.1
Investing activities	(4.5)	(74.0)	(8.6)	(75.7)
Financing activities	(2.3)	92.8	(2.3)	72.9
Net increase (decrease) in cash and cash equivalents	$(29.8)	$24.3	$(3.9)	$26.3

Capital expenditures:
Maintenance capital expenditures	$4.4	$4.1	$8.4	$4.9
Growth capital expenditures	0.1	6.0	0.2	7.0
Total capital expenditures	$4.5	$10.1	$8.6	$11.9

______________________________

(1)	Direct operating expenses are shown exclusive of major scheduled turnaround expenses and depreciation and amortization.

(2)
The Partnership incurred approximately $1.2 million and $2.5 million, respectively, of legal and other professional fees and other merger-related expenses for the three and six months ended June 30, 2016, as discussed in Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report, which are included in selling, general and administrative expenses.

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

A reconciliation of consolidated Net income (loss) to consolidated EBITDA and consolidated Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions)
Net income (loss)	$(3.5)	$(17.0)	$(13.8)	$1.0
Add:
Interest expense and other financing costs, net	15.7	15.5	31.4	17.2
Income tax expense	—	0.1	—	0.1
Depreciation and amortization	20.0	17.6	35.4	24.5
EBITDA	$32.2	$16.2	$53.0	$42.8
Add:
Major scheduled turnaround expenses	0.1	6.6	0.1	6.6
Loss on extinguishment of debt	—	5.1	—	5.1
Expenses associated with the East Dubuque Merger	—	1.2	—	2.5
Adjusted EBITDA	$32.3	$29.1	$53.1	$57.0

(4)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three and six months ended June 30, 2017 and 2016, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of consolidated available cash for distribution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(in millions, except units and per unit data)
Adjusted EBITDA	$32.3	$29.1	$53.1	$57.0
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(14.9)	(14.5)	(29.9)	(15.9)
Maintenance capital expenditures	(4.4)	(4.1)	(8.4)	(4.9)
Major scheduled turnaround expenses	(0.1)	(6.6)	(0.1)	(6.6)
Cash reserves for future operating needs	(12.9)	—	(12.9)	—
Expenses associated with the East Dubuque Merger	—	(1.2)	—	(2.5)
Add:
Insurance recovery - business interruption	—	4.0	—	4.0
Impact of purchase accounting	—	13.0	—	13.0
Available cash associated with East Dubuque 2016 first quarter	—	—	—	6.3
Available cash for distribution	$—	$19.7	$1.8	$50.4
Available cash for distribution, per common unit	$—	$0.17	$0.02	$0.44
Distribution declared, per common unit	$—	$0.17	$0.02	$0.44
Common units outstanding (in thousands)	113,283	113,283	113,283	113,283

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	74.6	73.6	136.5	98.0
UAN	330.9	339.4	652.5	606.4
Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$333	$417	$322	$405
UAN	$174	$199	$167	$204
Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	215.3	171.5	434.5	285.1
Ammonia (net available for sale) (2)	77.5	45.6	157.5	60.7
UAN	313.8	296.5	655.7	544.7
Feedstock:
Petroleum coke used in production (thousand tons)	124.0	130.6	256.6	257.5
Petroleum coke used in production (dollars per ton)	$21	$12	$17	$15
Natural gas used in production (thousands of MMBtu)	2,134.0	1,396.1	4,225.3	1,396.1
Natural gas used in production (dollars per MMBtu) (3)	$3.18	$2.41	$3.29	$2.41
Natural gas in cost of materials and other (thousands of MMBtu)	2,487.4	1,063.0	3,963.4	1,063.0
Natural gas in cost of materials and other (dollars per MMBtu) (3)	$3.24	$2.33	$3.37	$2.33
Coffeyville Facility on-stream factors (4):
Gasification	98.8%	98.0%	98.8%	97.8%
Ammonia	98.2%	96.6%	98.3%	96.9%
UAN	87.3%	93.7%	92.0%	92.5%
East Dubuque Facility on-stream factors (4):
Ammonia	100.0%	68.6%	99.8%	68.6%
UAN	99.4%	69.1%	98.8%	69.1%

Market Indicators:
Ammonia - Southern plains (dollars per ton)	$316	$419	$352	$397
Ammonia - Corn belt (dollars per ton)	$365	$489	$395	$465
UAN - Corn belt (dollars per ton)	$196	$239	$205	$234
Natural gas NYMEX (dollars per MMBtu)	$3.14	$2.25	$3.10	$2.12
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

(3)	The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity during the periods presented was not material.

(4)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Coffeyville Facility
The Linde air separation unit experienced a shut down during the second quarter of 2017. Following the Linde outage, the Coffeyville Facility UAN unit experienced a number of operational challenges, resulting in approximately 11 days of UAN downtime during the three months ended June 30, 2017. Excluding the impact of the Linde air separation unit outage at the Coffeyville Facility, the UAN unit on-stream factors at the Coffeyville Facility would have been 99.5% and 98.1%, respectively, for the three and six months ended June 30, 2017.

East Dubuque Facility
Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 100% for ammonia and 99.6% for UAN for the three months ended June 30, 2016.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net Sales. Net sales were $97.9 million for the three months ended June 30, 2017 compared to $119.8 million for the three months ended June 30, 2016. The decrease of $21.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is primarily attributable to the lower UAN sales prices ($8.3 million), lower ammonia sales prices ($6.4 million) and lower UAN sales volumes ($1.9 million). The decrease is also attributable to the 2016 increase in net sales associated with the purchase accounting adjustment to fair value the East Dubuque deferred revenue of $5.3 million. For the three months ended June 30, 2017, UAN and ammonia made up $65.3 million and $25.5 million of our consolidated net sales, respectively, including freight. This compared to UAN and ammonia consolidated net sales of $75.5 million and $31.4 million, respectively, for the three months ended June 30, 2016, including freight and excluding purchase accounting.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, excluding the impact of purchase accounting on deferred revenue during the three months ended June 30, 2016 of $5.3 million:

	Price Variance	Volume Variance

	(in millions)
UAN	$(8.3)	$(1.9)
Ammonia	$(6.4)	$0.4

The decrease in UAN and ammonia sales prices for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to pricing fluctuation in the market.

Cost of Materials and Other. Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of materials and other for the three months ended June 30, 2017 was $22.1 million, compared to $36.0 million for the three months ended June 30, 2016. The $13.9 million decrease was primarily due to lower costs from transactions with third parties of $15.0 million, partially offset by an increase in transactions with affiliates of $1.1 million. The lower third-party costs incurred were primarily the result of the 2016 expense associated with the purchase accounting adjustment to fair value East Dubuque inventory of $18.3 million, partially offset by an increase in natural gas ($3.4 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2017 were $37.8 million as compared to $54.2 million for the three months ended June 30, 2016. The $16.4 million decrease is primarily due to the impacts associated with the second quarter 2016 turnaround. External expenses associated with the second quarter 2016 turnaround were $6.6 million, exclusive of the impacts of the lost production. Further impacting the variance, during downtime facility fixed costs are expensed in the period incurred and are not included in the cost of inventory ($4.5 million). Lastly, sales tons were slightly lower in the three months ended June 30, 2017 as compared to 2016, resulting in less cost of inventory expensed during 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were

$5.8 million for the three months ended June 30, 2017 and $8.3 million for the three months ended June 30, 2016. The $2.5 million decrease is primarily due to decreases in expenses associated with the East Dubuque Merger ($1.2 million) and personnel costs, including share-based compensation ($0.9 million).

Operating Income. Operating income was $12.2 million for the three months ended June 30, 2017, as compared to operating income of $3.7 million for the three months ended June 30, 2016. The increase of $8.5 million was the result of a decrease in direct operating expenses ($16.4 million), a decrease in cost of materials and other ($13.9 million) and a decrease in selling general and administrative expenses ($2.5 million), partially offset by a decrease in net sales ($21.9 million) and an increase in depreciation and amortization ($2.4 million).

Net Loss. For the three months ended June 30, 2017, net loss was $3.5 million, as compared to $17.0 million of net loss for the three months ended June 30, 2016, an increase of $13.5 million. The decrease in net loss was primarily due to the factors noted above.

Six months ended June 30, 2017 Compared to the Six months ended June 30, 2016

The six months ended June 30, 2017 is not comparable to the six months ended June 30, 2016 due to the acquisition of the East Dubuque Facility on April 1, 2016. Where appropriate, the East Dubuque Facility, has been excluded from comparative discussions.

Net Sales. Consolidated net sales were $183.2 million for the six months ended June 30, 2017 compared to $192.9 million for the six months ended June 30, 2016.

Excluding the East Dubuque Facility, net sales were $109.0 million for the six months ended June 30, 2017 compared to $133.1 million for the six months ended June 30, 2016. The decrease of $24.1 million is primarily attributable to the lower UAN sales prices ($18.8 million), lower ammonia sales prices ($1.9 million) and lower UAN sales volumes ($1.6 million) at the Coffeyville Facility. For the six months ended June 30, 2017, UAN and ammonia made up $95.4 million and $10.1 million of our net sales, respectively, including freight. This compared to UAN and ammonia net sales of $115.8 million and $12.1 million, respectively, for the six months ended June 30, 2016, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016:

	Price Variance	Volume Variance

	(in millions)
UAN	$(18.8)	$(1.6)
Ammonia	$(1.9)	$(0.2)

The decrease in UAN and ammonia sales prices at the Coffeyville Facility for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to pricing fluctuation in the market.

Cost of Materials and Other. Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Consolidated cost of materials and other was $43.9 million for the six months ended June 30, 2017 compared to $52.4 million for the six months ended June 30, 2016.

Excluding the East Dubuque Facility, cost of materials and other was $28.9 million for the six months ended June 30, 2017 compared to $29.4 million for the six months ended June 30, 2016. The decrease of $0.5 million is attributable to lower costs from transactions with third parties of $3.0 million, partially offset by higher transactions with affiliates parties of $2.5 million. The decrease in transactions with third parties is primarily the result of decreased distribution costs due to the timing of regulatory railcar repairs and maintenance. The increase in transactions with affiliates is primarily the result of increased hydrogen purchases from a subsidiary of CVR Refining.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Consolidated direct operating expenses were $73.7 million for the six months ended June 30, 2017 compared to $77.9 million for the six months ended June 30, 2016.

Excluding the East Dubuque Facility, direct operating expenses were $46.8 million for the six months ended June 30, 2017 compared to $46.1 million for the six months ended June 30, 2016. The increase of $0.7 million is attributable to higher costs from transactions with third parties of $1.5 million, partially offset by a decrease in transactions with affiliates of $0.8 million.

Depreciation and Amortization Expense. Consolidated depreciation expense was $35.4 million for the six months ended June 30, 2017 compared to $24.5 million for the six months ended June 30, 2016.

Excluding the East Dubuque Facility, depreciation expense was $14.0 million for both the six months ended June 30, 2017 and June 30, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Consolidated selling, general and administrative expenses were $12.7 million for the six months ended June 30, 2017 compared to $14.7 million for the six months ended June 30, 2016.

Excluding the East Dubuque Facility, selling, general and administrative expenses were $9.7 million for the six months ended June 30, 2017 compared to $12.1 million for the six months ended June 30, 2016. The decrease of $2.4 million is primarily attributable to a decrease in expenses associated with the East Dubuque Merger ($2.5 million).

Interest Expense and Other Financing Costs. Consolidated interest expense was $31.4 million for the six months ended June 30, 2017, as compared to $17.2 million for the six months ended June 30, 2016. The increase of $14.2 million was primarily due to lower outstanding debt in the first quarter of 2016. See Note 12 ("Debt") to Part I, Item 1 of this Report for a discussion of the financing transactions that occurred in the second quarter of 2016.

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

Cash Balance and Other Liquidity

As of June 30, 2017, we had cash and cash equivalents of $51.7 million, including $2.9 million of customer advances. Working capital at June 30, 2017 was $87.9 million, consisting of $133.6 million in current assets and approximately $45.6 million in current liabilities. Working capital at December 31, 2016 was $71.5 million, consisting of $134.5 million in current assets and $63.0 million in current liabilities. As of July 25, 2017, we had cash and cash equivalents of $53.4 million.

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

The indenture governing the 2023 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of June 30, 2017, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of June 30, 2017. As of June 30, 2017, we were in compliance with the covenants contained in the 2023 Notes.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of June 30, 2017.

As of June 30, 2017, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $50.0 million. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2017.

Capital Spending

We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred. Our total capital expenditures for the six months ended June 30, 2017 were approximately $8.6 million, including $8.4 million of maintenance capital spending and the remainder for growth capital projects.

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

Historically, the East Dubuque Facility has also undergone a full facility turnaround every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. We determined that there were more pressing preventative maintenance issues at the East Dubuque Facility, so we commenced a scheduled turnaround at the East Dubuque Facility in July 2017. The turnaround is expected to last approximately 14 days and cost approximately $3 million, exclusive of the impacts of the lost production during the downtime.

Distributions to Unitholders

The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. See Note 8 ("Partners’ Capital and Partnership Distributions") to Part I, Item 1 of this Report for information on our distribution policy. The following is a summary of cash distributions paid to the Partnership's unitholders during 2017 for the respective quarters to which the distributions relate:

	December 31, 2016	March 31, 2017	Total Cash Distributions Paid in 2017

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$—	$0.8	$0.8
Amount paid to public unitholders	—	1.5	1.5
Total amount paid	$—	$2.3	$2.3
Per common unit	$—	$0.02	$0.02
Common units outstanding (in thousands)	113,283	113,283

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2017	2016

	(in millions)
Net cash flow provided by (used in):
Operating activities	$7.0	$29.1
Investing activities	(8.6)	(75.7)
Financing activities	(2.3)	72.9
Net increase in cash and cash equivalents	$(3.9)	$26.3

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the six months ended June 30, 2017 were approximately $7.0 million. The positive cash flow from operating activities generated over this period was primarily driven by a net loss of $13.8 million offset by non-cash depreciation and amortization of $35.4 million, net cash outflows from other working capital of $13.0 million and net cash outflows from trade working capital of $4.5 million. The net cash outflow for other working capital was due to a decrease in deferred revenue of $9.1 million and a decrease to accrued expenses and other current liabilities of $5.4 million, partially offset by a decrease to prepaid expenses and other current assets of $1.5 million. The decrease in deferred revenue was primarily due to fulfillment of customer prepayments scheduled for deliveries during the six months ended June 30, 2017. The decrease in accrued expenses and other current liabilities is primarily a result of decreases in balances related to the timing of accrued railcar regulatory inspections of $2.2 million and the timing of annual incentive awards payments. The net cash outflow for trade working capital was due to an increase in inventory of $3.0 million, a decrease in accounts payable of $0.9 million and an increase in accounts receivable of $0.6 million. The increase in inventory was primarily attributable to the buildup of finished goods inventories during the six months ended June 30, 2017.

Net cash flows provided by operating activities for the six months ended June 30, 2016 were approximately $29.1 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $1.0 million, non-cash depreciation and amortization of $24.5 million and net cash inflows from trade working capital of $43.6 million, partially offset by net cash outflows for other working capital of $48.3 million. The net cash inflow for trade working capital was due to a decrease in inventory of $34.6 million, an increase in accounts payable of $8.9 million, and a decrease in accounts receivable of $0.1 million. The decrease in inventory was primarily attributable to a decrease in finished goods inventory as a result of increased sales volumes for the six months ended June 30, 2016. The increase in accounts payable was primarily attributable to product purchases in connection with marketing agreements, the East Dubuque major scheduled turnaround and expenses associated with the East Dubuque Merger. The net cash outflow from other working capital was due to a decrease in deferred revenue of $31.6 million and a decrease to accrued expenses and other current liabilities of $19.2 million, partially offset by a decrease to prepaid expenses and other current assets of $2.6 million for the six months ended June 30, 2016. The decrease in deferred revenue was primarily attributable to increased sales for the six months ended June 30, 2016. The decrease in accrued expenses and other current liabilities was primarily due to the payout of third-party financial advisory services provided to CVR Nitrogen that became payable upon the closing of the East Dubuque Merger of $11.8 million and a decrease in accrued interest, net of $6.6 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $8.6 million compared to $75.7 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, net cash used in investing activities was the result of capital expenditures. For the six months ended June 30, 2016, net cash used in investing activities was the result of cash merger consideration of $63.9 million, net of cash acquired, and was the result of capital expenditures of $11.9 million.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2017 were $2.3 million, compared to net cash flows provided by financing activities for the six months ended June 30, 2016 of $72.9 million. The net cash used in financing activities for the six months ended June 30, 2017 was attributable to quarterly cash distributions. The net cash provided by financing activities for the six months ended June 30, 2016 was primarily attributable to the financing transactions discussed in Note 11 ("Debt") to Part I, Item 1 of this Report, partially offset by the quarterly cash distributions and the purchase of 400,000 CVR Nitrogen common units from CVR Energy for $5.0 million.

Contractual Obligations

As of June 30, 2017, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2017, from those disclosed in our 2016 Form 10-K.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2016 Form 10-K. No modifications have been made to our critical accounting policies. See Note 9 ("Goodwill") to Part I, Item 1 of this Report for a discussion of goodwill considerations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

July 27, 2017	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

July 27, 2017	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

July 27, 2017	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Title

31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Executive Officer and President.
31.3*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Executive Chairman.
32.2†	Section 1350 Certification of Chief Executive Officer and President.
32.3†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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