Form 10-Q
period 2017-09-30
CVR PARTNERS, LP
filed 2017-11-02
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 113,282,973 common units outstanding at October 30, 2017.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2017

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (this "Report"):

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$69,977	$55,595
Accounts receivable, net of allowance for doubtful accounts of $44 and $46 at September 30, 2017 and December 31, 2016, respectively	12,345	13,924
Inventories	57,556	58,167
Prepaid expenses and other current assets, including $336 and $750 with affiliates at September 30, 2017 and December 31, 2016, respectively	5,128	6,845
Total current assets	145,006	134,531
Property, plant, and equipment, net of accumulated depreciation	1,083,999	1,130,121
Goodwill	40,969	40,969
Other long-term assets, including $463 and $598 with affiliates at September 30, 2017 and December 31, 2016, respectively	5,785	6,596
Total assets	$1,275,759	$1,312,217
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,217 and $2,402 due to affiliates at September 30, 2017 and December 31, 2016, respectively	$20,994	$28,815
Personnel accruals, including $1,860 and $1,968 with affiliates at September 30, 2017 and December 31, 2016, respectively	7,454	9,256
Deferred revenue	19,361	12,571
Accrued expenses and other current liabilities, including $2,844 and $2,515 with affiliates at September 30, 2017 and December 31, 2016, respectively	23,915	12,374
Total current liabilities	71,724	63,016
Long-term liabilities:
Long-term debt, net of current portion	625,178	623,107
Other long-term liabilities	1,599	1,187
Total long-term liabilities	626,777	624,294
Commitments and contingencies
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at September 30, 2017 and December 31, 2016	577,257	624,906
General partner interest	1	1
Total partners’ capital	577,258	624,907
Total liabilities and partners’ capital	$1,275,759	$1,312,217
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(unaudited)
	(in thousands, except per unit data)
Net sales	$69,393	$78,474	$252,610	$271,363
Operating costs and expenses:
Cost of materials and other — Affiliates	1,774	529	5,584	1,886
Cost of materials and other — Third parties	17,721	19,282	57,789	70,355
	19,495	19,811	63,373	72,241
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	978	1,106	2,848	3,207
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	39,290	31,460	111,151	107,193
	40,268	32,566	113,999	110,400
Depreciation and amortization	19,483	16,452	54,877	40,987
Cost of sales	79,246	68,829	232,249	223,628

Selling, general and administrative expenses — Affiliates	3,917	3,560	11,399	10,939
Selling, general and administrative expenses — Third parties	2,166	3,701	7,351	11,057
	6,083	7,261	18,750	21,996
Total operating costs and expenses	85,329	76,090	250,999	245,624
Operating income (loss)	(15,936)	2,384	1,611	25,739
Other income (expense):
Interest expense and other financing costs	(15,737)	(15,633)	(47,140)	(32,820)
Interest income	14	—	29	4
Loss on extinguishment of debt	—	—	—	(5,116)
Other income, net	22	26	81	83
Total other expense	(15,701)	(15,607)	(47,030)	(37,849)
Loss before income tax expense	(31,637)	(13,223)	(45,419)	(12,110)
Income tax expense (benefit)	(35)	207	(36)	284
Net loss	$(31,602)	$(13,430)	$(45,383)	$(12,394)

Net loss per common unit — basic and diluted	$(0.28)	$(0.12)	$(0.40)	$(0.12)
Weighted-average common units outstanding — basic and diluted	113,283	113,283	113,283	99,947

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(unaudited)
	(in thousands)
Net loss	$(31,602)	$(13,430)	$(45,383)	$(12,394)
Other comprehensive income:
Net loss reclassified into income on settlement of interest rate swaps	—	—	—	119
Other comprehensive income	—	—	—	119
Total comprehensive loss	$(31,602)	$(13,430)	$(45,383)	$(12,275)
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Total
	Issued	Amount

	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2016	113,282,973	$624,906	$1	$624,907
Cash distributions to common unitholders – Affiliates	—	(778)	—	(778)
Cash distributions to common unitholders – Non-affiliates	—	(1,488)	—	(1,488)
Net loss	—	(45,383)	—	(45,383)
Balance at September 30, 2017	113,282,973	$577,257	$1	$577,258

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(45,383)	$(12,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,877	40,987
Allowance for doubtful accounts	(2)	14
Amortization of deferred financing costs and original issue discount	952	1,024
Amortization of debt fair value adjustment	1,306	1,250
Loss on disposition of fixed assets	58	127
Loss on extinguishment of debt	—	5,116
Share-based compensation – Affiliates	1,434	1,178
Share-based compensation	314	653
Change in assets and liabilities:
Accounts receivable	1,581	3,404
Inventories	167	32,244
Prepaid expenses and other current assets	1,721	4,218
Other long-term assets	330	(489)
Accounts payable	(4,558)	1,580
Deferred revenue	7,370	(27,672)
Accrued expenses and other current liabilities	7,991	(4,008)
Other long-term liabilities	(54)	277
Net cash provided by operating activities	28,104	47,509
Cash flows from investing activities:
Capital expenditures	(11,456)	(18,268)
Acquisition of CVR Nitrogen, LP, net of cash acquired	—	(63,869)
Net cash used in investing activities	(11,456)	(82,137)

	Nine Months Ended September 30,
	2017	2016

	(unaudited)
	(in thousands)
Cash flows from financing activities:
Principal and premium payments on 2021 Notes	—	(320,539)
Principal payment on CRLLC Facility	—	(300,000)
Principal payments on long-term debt	—	(125,000)
Payment of revolving debt	—	(49,100)
Payment of financing costs	—	(10,191)
Proceeds on issuance of 2023 Notes, net of original issue discount	—	628,869
Proceeds on CRLLC Facility	—	300,000
Contribution from affiliate	—	507
Cash distributions to common unitholders – Affiliates	(778)	(27,633)
Cash distributions to common unitholders – Non-affiliates	(1,488)	(41,956)
Purchase of noncontrolling interest	—	(5,000)
Net cash provided by (used in) financing activities	(2,266)	49,957
Net increase in cash and cash equivalents	14,382	15,329
Cash and cash equivalents, beginning of period	55,595	49,967
Cash and cash equivalents, end of period	$69,977	$65,296

Supplemental disclosures:
Cash paid for income taxes, net	$43	$14
Cash paid for interest, net of capitalized interest of $150 and $422 in 2017 and 2016, respectively	$29,896	$22,304
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$608	$1,394
Change in accounts payable related to construction in progress additions	$(3,263)	$(3,816)
Reduction of proceeds from 2023 Notes from original issue discount	$—	$16,131
Fair value of common units issued in a business combination	$—	$335,693
Fair value of debt assumed in a business combination	$—	$367,500

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

Immediately subsequent to the East Dubuque Merger and as of September 30, 2017, public security holders held approximately 66% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of September 30, 2017, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of September 30, 2017 and December 31, 2016, the results of operations and comprehensive income (loss) of the Partnership for the three and nine months ended September 30, 2017 and 2016, the cash flows of the Partnership for the nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the Partnership for the nine months ended September 30, 2017.

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

During the third quarter of 2017, the East Dubuque Facility completed a scheduled turnaround. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization). Exclusive of the impacts due to the lost production, costs of approximately $2.5 million and $2.6 million associated with the 2017 East Dubuque turnaround are included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017, respectively.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

(3) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," which supersedes revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition." This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership will adopt this standard as of January 1, 2018 using the modified retrospective application method, whereby the cumulative effect of initially applying the standard is recognized, if applicable, as an adjustment to the opening balance of partners’ capital. The guidance will be applied prospectively and revenues reported in the periods prior to the date of adoption will not be changed. The Partnership is executing its implementation plan to adopt the new standard and is currently finalizing the assessment phase of the plan, after which the Partnership will complete the design and implementation phases of the plan, which will include implementing any changes to existing business processes, internal controls and systems to accommodate the new standard. During the assessment phase, the Partnership has reviewed the majority of its existing revenue streams, including an evaluation of accounting policies, contract reviews, identification of the types of arrangements where differences may arise in the conversion to the new standard, identification of practical expedients to be elected and additional disclosure requirements. The Partnership is still evaluating certain revenue streams and contracts to determine the impact, if any, on the consolidated financial statements and related disclosures. To date, the Partnership has not identified any material differences in its existing revenue recognition methods that would require modification under the new standard. The Partnership has identified potential balance sheet presentation differences as well as additional disclosure requirements that the Partnership is in the process of evaluating.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability to make lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method. The Partnership is formulating an assessment and implementation plan to adopt the new standard. The Partnership expects its assessment and implementation plan to be ongoing during 2017 and 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and related disclosures.

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

The aggregate merger consideration was approximately $802.4 million, including the fair value of CVR Partners common units issued of $335.7 million, a cash contribution of $99.2 million and $367.5 million fair value of assumed debt. During the three and nine months ended September 30, 2016, the Partnership incurred approximately $0.7 million and $3.1 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.500% notes due 2021 (the "2021 Notes"). The substantial majority of the 2021 Notes were repurchased in June 2016.

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

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of September 30, 2017, only grants of performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ employees, officers, consultants and directors.

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

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with its Chief Executive Officer. Compensation cost for the 2016 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2017 to December 31, 2017. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at September 30, 2017, there was approximately $0.1 million of total unrecognized compensation cost related to the 2016 Performance Unit Award Agreement to be recognized over approximately 0.3 years. Compensation expense recorded for the three and nine months ended September 30, 2017 related to the awards was approximately $0.1 million and $0.4 million, respectively. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the awards. As of September 30, 2017, the Partnership had a liability of $0.4 million, for its allocated portion of

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

the 2016 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Assuming the portion of time spent on CVR Partners related matters by CVR Energy employees providing services to CVR Partners remains consistent with the amount of services provided during September 30, 2017, there was approximately $0.7 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.0 year. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of September 30, 2017, compensation expense has been allocated to the Partnership. Compensation expense recorded for both the three months ended September 30, 2017 and 2016 was approximately $0.2 million. Compensation expense recorded for the nine months ended September 30, 2017 and 2016 was approximately $0.7 million and $0.2 million, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of September 30, 2017 and December 31, 2016, the Partnership had a liability related to these awards of $1.0 million and $0.4 million, respectively, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Through the CVR Partners LTIP, phantom unit awards outstanding include awards granted to employees of both the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered non-employee equity based-awards. The phantom unit awards outstanding vest over a three-year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of September 30, 2017, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As all phantom unit awards discussed below are cash settled awards, they do not reduce the number of common units available for issuance.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

A summary of the phantom unit activity during the nine months ended September 30, 2017 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	771,786	$6.47
Granted	3,172	4.73
Vested	(7,333)	8.03
Forfeited	(23,222)	6.49
Non-vested at September 30, 2017	744,403	$6.45

Unrecognized compensation expense associated with the unvested phantom units at September 30, 2017 was approximately $1.0 million and is expected to be recognized over a weighted average period of 1.0 year. Compensation expense recorded for the three months ended September 30, 2017 related to the awards under the CVR Partners LTIP was approximately $0.3 million. Compensation benefit recorded for the three months ended September 30, 2016 related to the awards under the CVR Partners LTIP was approximately $0.2 million. Compensation expense recorded for the nine months ended September 30, 2017 and 2016 related to the awards under the CVR Partners LTIP was approximately $0.7 million and $1.2 million, respectively. Compensation expense related to the awards to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates. As of September 30, 2017 and December 31, 2016, the Partnership had a liability of $1.6 million and $1.0 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(6) Inventories

Inventories consisted of the following:

	September 30, 2017	December 31, 2016

	(in thousands)
Finished goods	$17,422	$15,860
Raw materials and precious metals	7,022	8,818
Parts and supplies	33,112	33,489
Total inventories	$57,556	$58,167

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

(7) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	September 30, 2017	December 31, 2016

	(in thousands)
Land and improvements	$12,987	$12,995
Buildings and improvements	17,298	14,881
Machinery and equipment	1,351,165	1,343,980
Automotive equipment	599	599
Furniture and fixtures	1,421	1,437
Railcars	16,261	16,261
Construction in progress	7,508	9,588
	1,407,239	1,399,741
Less: Accumulated depreciation	323,240	269,620
Total property, plant and equipment, net	$1,083,999	$1,130,121

Capitalized interest recognized as a reduction of interest expense was approximately $41,000 and $21,000 for the three months ended September 30, 2017 and 2016, respectively. Capitalized interest recognized as a reduction of interest expense was approximately $0.2 million and $0.4 million, respectively, for the nine months ended September 30, 2017 and 2016.

(8) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

Immediately subsequent to the East Dubuque Merger and as of September 30, 2017, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.

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
September 30, 2017
(unaudited)

The following is a summary of cash distributions paid to the Partnership's unitholders during 2017 for the respective quarters to which the distributions relate:

	December 31, 2016	March 31, 2017	June 30, 2017	Total Cash Distributions Paid in 2017

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$—	$0.8	$—	$0.8
Amount paid to public unitholders	—	1.5	—	1.5
Total amount paid	$—	$2.3	$—	$2.3
Per common unit	$—	$0.02	$—	$0.02
Common units outstanding (in thousands)	113,283	113,283	113,283

(9) Goodwill

The Partnership evaluates the carrying value of goodwill annually as of November 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Partnership's goodwill reporting unit is the Coffeyville Facility.

Based on a significant decline in market capitalization and lower cash flow forecasts resulting from weakened fertilizer pricing trends that occurred during the third quarter of 2017, the Partnership identified a triggering event and therefore performed an interim goodwill impairment test as of August 31, 2017. The quantitative goodwill impairment analysis compares the fair value of the reporting unit to its carrying value. The Coffeyville Facility reporting unit fair value is based upon consideration of various valuation methodologies, including guideline public company multiples and projected future cash flows discounted at rates commensurate with the risk involved. The carrying amount of the reporting unit was less than its fair value; therefore, no impairment was recorded.

The fair value of the reporting unit exceeded its carrying value by approximately 12% based upon the results of the interim goodwill impairment test as of August 31, 2017. Judgments and assumptions are inherent in management’s estimates used to determine the fair value of the reporting unit. Assumptions used in the discounted cash flows ("DCF") included estimating appropriate discount rates and growth rates and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF, which are intended to reflect the risks inherent in future cash flow projections, are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. The most significant assumption to determining the fair value of the reporting unit was forecasted fertilizer pricing. Changes in assumptions may result in a change in management's estimates and may result in an impairment in future periods, including, but not limited to, further declines in the forecasted fertilizer pricing. The Partnership also calculated fair value estimates derived from the market approach utilizing the public company market multiple method, which required assumptions about the applicability of those multiples to the Coffeyville Facility reporting unit.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

(11) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	As of September 30, 2017	As of December 31, 2016

	(in thousands)
Property taxes	$1,700	$1,742
Accrued interest	17,635	2,683
Railcar maintenance accruals	152	2,502
Affiliates (1)	2,844	2,515
Other accrued expenses and liabilities	1,584	2,932
Total accrued expenses and other current liabilities	$23,915	$12,374
________________________________

(1)
Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy under the feedstock and shared services agreement. Refer to Note 14 ("Related Party Transactions") for additional discussion.

(12) Debt

Long-term debt consisted of the following:

	As of September 30, 2017	As of December 31, 2016

	(in thousands)
9.250% senior secured notes, due 2023	$645,000	$645,000
6.500% notes, due 2021	2,240	2,240
Total long-term debt, before debt issuance costs and discount	647,240	647,240
Less:
Unamortized discount	13,914	15,220
Unamortized debt issuance costs	8,148	8,913
Total long-term debt, net of current portion	$625,178	$623,107

For the three months ended September 30, 2017 and 2016, amortization of the discount on debt and amortization of debt issuance costs reported as interest expense and other financing costs totaled approximately $0.7 million and $0.6 million, respectively. For the nine months ended September 30, 2017 and 2016, amortization of the discount on debt and amortization of debt issuance costs reported as interest expense and other financing costs totaled approximately $2.1 million and $1.0 million, respectively.

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
September 30, 2017
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

The indenture governing the 2023 Notes prohibits the Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of September 30, 2017, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of September 30, 2017. The Partnership was in compliance with the covenants contained in the 2023 Notes as of September 30, 2017.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $17.6 million and $2.7 million, respectively, as of September 30, 2017 and December 31, 2016 related to the 2023 Notes. At September 30, 2017 and December 31, 2016, respectively, the estimated fair value of the 2023 Notes was approximately $686.9 million and $664.4 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

2021 Notes

The $320.0 million of 2021 Notes were issued by CVR Nitrogen and CVR Nitrogen Finance prior to the East Dubuque Merger. The 2021 Notes bear interest at a rate of 6.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The substantial majority of the 2021 Notes were repurchased in 2016. During the nine months ended September 30, 2016, the Partnership recognized a loss on debt extinguishment of $5.1 million. As of September 30, 2017 and December 31, 2016, $2.2 million of principal amount of the 2021 Notes remained outstanding and accrued interest was nominal.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of September 30, 2017.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

As of September 30, 2017, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $47.6 million. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2017.

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

(13) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Three months ending December 31, 2017	$1,162	$8,907
Year Ending December 31,
2018	4,424	17,321
2019	3,676	12,099
2020	3,138	6,978
2021	2,955	5,572
Thereafter	3,039	54,386
	$18,394	$105,263

CRNF leases railcars and facilities under long-term operating leases. Lease expense included in cost of materials and other for the three months ended September 30, 2017 and 2016 totaled approximately $1.2 million and $1.3 million, respectively. Lease expense included in cost of materials and other for the nine months ended September 30, 2017 and 2016 totaled approximately $3.7 million and $3.6 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire. The Partnership leases railcars from a related party, which is included in the operating lease commitments shown above. See Note 14 ("Related Party Transactions") for further discussion.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
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

CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended September 30, 2017 and 2016, totaled approximately $1.1 million and $1.0 million, respectively, and for the nine months ended September 30, 2017 and 2016, totaled approximately $3.2 million and $2.9 million, respectively.

CRNF is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2017. The delivered cost of this pet coke is included in cost of materials and other and totaled approximately $1.0 million and $1.1 million, respectively, for the three months ended September 30, 2017 and 2016 and totaled approximately $3.0 million and $3.6 million, respectively, for the nine months ended September 30, 2017 and 2016.

EDNF is a party to a utility service agreement with Jo-Carroll Energy, Inc. The term of this agreement ends in 2019 and includes certain charges on a take-or-pay basis. The cost of utilities is included in direct operating expenses (exclusive of depreciation and amortization) and amounts associated with this agreement totaled approximately $2.5 million for both the three months ended September 30, 2017 and 2016 and totaled approximately $8.0 million and $4.3 million, respectively, for the nine months ended September 30, 2017 and 2016.

Commitments for natural gas purchases consist of the following:

September 30, 2017

(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	2,169
Commitments to purchase natural gas	$6,488
Weighted average rate per MMBtu (1)	$2.99
________________________________

(1)	Weighted average rate per MMBtu is based on the fixed rates applicable to each contract, exclusive of transportation costs.

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
September 30, 2017
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

(14) Related Party Transactions

Related Party Agreements

CVR Partners and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Hydrogen Purchase and Sale Agreement; (iii) Coke Supply Agreement; (iv) Environmental Agreement; (v) Services Agreement; (vi) GP Services Agreement; and (vii) Limited Partnership Agreement. The agreements are described as in effect at September 30, 2017. Except as otherwise described below, there have been no new developments or material changes to these agreements from those provided in the 2016 Form 10-K.

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

Prior to January 1, 2017, CRNF and CRRM transferred hydrogen to one another pursuant to the feedstock and shared services agreement. CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's Coffeyville Facility, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of materials and other for CVR Partners, when applicable. For the three and nine months ended September 30, 2016, the net sales generated from the sale of hydrogen to CRRM were approximately $1.2 million and $2.9 million, respectively. At December 31, 2016, there was approximately $0.1 million included in accounts payable on the Condensed Consolidated Balance Sheets associated with net hydrogen purchases.

Beginning January 1, 2017, hydrogen purchases from CRRM are governed pursuant to the hydrogen purchase and sale agreement discussed below, but hydrogen sales to CRRM remain governed pursuant to the feedstock and shared services agreement. For the nine months ended September 30, 2017, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement were approximately $0.1 million, which is included in net sales in the Condensed Consolidated Statements of Operations. There were no gross sales generated from the sale of hydrogen to CRRM for the three months ended September 30, 2017. The monthly hydrogen sales are cash settled net on a monthly basis with hydrogen purchases, pursuant to the hydrogen purchase and sale agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

The feedstock and shared services agreement also provides a mechanism pursuant to which CRNF transfers a tail gas stream to CRRM. CRNF receives the benefit of eliminating a waste gas stream and recovers the fuel value of the tail gas system. For the three and nine months ended September 30, 2017 and 2016, the net sales generated from the sale of tail gas to CRRM were nominal. In April 2011, in connection with the tail gas stream transfers to CRRM, CRRM installed a pipe between the Coffeyville, Kansas refinery and the Coffeyville Facility to transfer the tail gas. CRNF agreed to pay CRRM the cost of installing the pipe and provide an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years. At both September 30, 2017 and December 31, 2016, there were assets of approximately $0.2 million included in prepaid expenses and other current assets and approximately $0.5 million and $0.6 million, respectively, included in other long-term assets in the Condensed Consolidated Balance Sheets.

At September 30, 2017 and December 31, 2016, receivables of $0.1 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement, other than amounts related to hydrogen transfers and tail gas discussed above. At September 30, 2017 and December 31, 2016, current obligations of approximately $0.8 million and $0.9 million were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.

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

For the three and nine months ended September 30, 2017, the cost of hydrogen purchases from CRRM was approximately $0.9 million and $3.0 million, respectively, which were included in cost of materials and other in the Condensed Consolidated Statement of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales pursuant to the feedstock and shared services agreement. At September 30, 2017, current obligations, net of any amounts due to CRNF under the feedstock and shared services agreement for hydrogen, of approximately $0.4 million were included in accounts payable on the Condensed Consolidated Balance Sheets associated with net hydrogen purchases from CRRM.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
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

The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, which was recorded in cost of materials and other. For the nine months ended September 30, 2017 and 2016, these expenses were approximately $1.6 million and $1.7 million, respectively. Payables of approximately $0.1 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at both September 30, 2017 and December 31, 2016.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$766	$976	$2,158	$2,616
Selling, general and administrative expenses — Affiliates	3,239	2,939	9,398	8,562
Total	$4,005	$3,915	$11,556	$11,178

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 5 ("Share‑Based Compensation"), of $1.8 million and $1.7 million, respectively, for the three months ended September 30, 2017 and 2016. For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation, of $5.0 million for both the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, current obligations of $3.7 million and $3.5 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2017
(unaudited)

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). Pursuant to the partnership agreement, the Partnership incurred approximately $0.8 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. For the nine months ended September 30, 2017 and 2016, approximately $2.4 million and $2.9 million were incurred related to amounts due for reimbursement, respectively. At September 30, 2017 and December 31, 2016, current obligations of $1.9 million and $2.0 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

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

Railcar Lease Agreements and Maintenance

CRNF has agreements to lease a total of 115 UAN railcars from ARI Leasing, LLC ("ARI"), a company controlled by IEP. The lease agreements will expire in 2023. For the three and nine months ended September 30, 2017, rent expense of approximately $0.2 million and $0.7 million, respectively, was recorded in cost of materials and other in the Condensed Consolidated Statement of Operations related to these agreements. Rent expense related to these agreements were nominal for the three and nine months ended September 30, 2016.

In the second quarter of 2017, CRNF entered into an agreement to lease an additional 70 UAN railcars from ARI. The lease agreement has a term of 5 years. The Partnership obtained physical receipt of the majority of the leased railcars and associated lease payment obligations commenced during the third quarter of 2017. Almost all of the additional railcars were received in October 2017.

American Railcar Industries, Inc., a company controlled by IEP, performed railcar maintenance for CRNF and the expense associated with this maintenance was approximately $0.2 million for the nine months ended September 30, 2017 and was included in cost of materials and other in the Condensed Consolidated Statement of Operations. There were no expenses associated with this maintenance for the three months ended September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the 2016 Form 10-K. Results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of results to be attained for any other period.

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

Our Coffeyville Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. During the past five years, over 70% of the pet coke consumed by our Coffeyville Facility was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery. We upgrade substantially all of the ammonia we produce at our Coffeyville Facility to higher margin UAN, which has historically commanded a premium price over ammonia. Approximately 93% of our Coffeyville Facility produced ammonia tons were upgraded into UAN in 2016. For the three months ended September 30, 2017 and 2016, approximately 95% and 96%, respectively, of our Coffeyville Facility produced ammonia tons were upgraded into UAN. For the nine months ended September 30, 2017 and 2016, approximately 88% and 92%, respectively, of our Coffeyville Facility produced ammonia tons were upgraded into UAN.

Our East Dubuque Facility includes a 1,075 ton-per-day capacity ammonia unit and a 1,100 ton-per-day capacity UAN unit. The facility is located on a 210-acre, 140-foot bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility uses natural gas as its primary feedstock. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. For the post-acquisition period ended December 31, 2016, approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products. For the three months ended September 30, 2017 and 2016, approximately 44% and 41%, respectively, of our East Dubuque Facility produced ammonia tons were upgraded to other products. For the nine months ended September 30, 2017, approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products.

CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at September 30, 2017. CVR Refining's subsidiaries own and operate a complex full coking medium-sour crude oil refinery with a rated capacity of 115,000 barrels per calendar day (bpcd) in Coffeyville, Kansas, a complex crude oil refinery with a rated capacity of 70,000 bpcd in Wynnewood, Oklahoma and ancillary businesses.

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

Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the three months ended September 30, 2017 and 2016, we incurred approximately $2.0 million and $1.7 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $18 and $13, respectively. For the nine months ended September 30, 2017 and 2016, we incurred approximately $6.5 million and $5.4 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $18 and $14, respectively.

Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Our East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Facility. For the three months ended September 30, 2017 and 2016, we expensed approximately $6.1 million and $4.9 million, respectively, for feedstock natural gas, which equaled an average cost per MMBtu of $3.15 and $2.92, respectively. For the nine months ended September 30, 2017, we expensed approximately $19.5 million for feedstock natural gas, which equaled an average cost per MMBtu of $3.30.

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
Historically, the East Dubuque Facility has also undergone a full facility turnaround approximately every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. We determined that there were more pressing preventative maintenance issues at the East Dubuque Facility, so we completed a scheduled turnaround at the East Dubuque Facility in the third quarter of 2017 at a cost of approximately $2.6 million, exclusive of the impacts of the lost production during the downtime.
Production levels in the third quarter of 2017 were negatively impacted by the planned 14-day turnaround at our East Dubuque Facility. Production levels in the third quarter of 2017 were also impacted an additional eight days of unplanned downtime due to an exchanger outage at the East Dubuque Facility that resulted in repair costs which were not material. Subsequent to the third quarter of 2017, the East Dubuque Facility experienced an additional outage caused by refractory failing in piping.  As of the date of this filing, the piping repair work is ongoing and the total outage is expected to last 12 days and the repair cost is estimated to be immaterial.

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

East Dubuque Merger

On April 1, 2016, the Partnership completed the East Dubuque Merger, whereby the Partnership acquired the East Dubuque Facility. The consolidated financial statements and key operating metrics include the results of the East Dubuque Facility beginning on April 1, 2016, the date of the closing of the acquisition. During the three and nine months ended September 30, 2016, the Partnership incurred $0.7 million and $3.1 million, respectively, of legal and other professional fees and other merger-related expenses, which were included in selling, general and administrative expenses. See Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report for further discussion.

Major Scheduled Turnaround Activities

During the third quarter of 2017, the East Dubuque Facility completed a scheduled turnaround and the ammonia and UAN units were down for approximately 14 days. Overall results were negatively impacted due to the lost production during the downtime that resulted in lost sales and certain reduced variable expenses included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization). Exclusive of the impacts due to the lost production during the turnaround downtime, costs of approximately $2.5 million and $2.6 million, respectively, are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

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

Indebtedness

On April 1, 2016, as a result of the East Dubuque Merger, the Partnership acquired CVR Nitrogen, including its debt. During the second quarter of 2016, the Partnership used $300.0 million of funds from the senior term loan credit facility with Coffeyville Resources, LLC, a related party, to finance the payoff of CVR Partners' $125.0 million term loan, payoff CVR Nitrogen's credit facility outstanding balance of $49.1 million, and to fund the cash merger consideration and certain merger-related expenses. In June 2016, the Partnership issued $645.0 million aggregate principal of 9.250% Senior Secured Notes due 2023 to refinance the substantial majority of its existing debt. Also as a result of the financing transactions, the Partnership recognized a loss on debt extinguishment of approximately $5.1 million during the nine months ended September 30, 2016. As a result of the financing transactions, the Partnership's interest expense increased for the nine months ended September 30, 2017 as compared to the prior year. Further discussion regarding the Partnership's indebtedness can be found in Note 12 ("Debt") to Part I, Item 1 of this Report.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our subsidiaries for the three and nine months ended September 30, 2017 and 2016. The results of operations for our East Dubuque Facility are included for the post acquisition period beginning April 1, 2016. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2016, is unaudited.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$69.4	$78.5	$252.6	$271.4

Cost of materials and other – Affiliates	1.8	0.6	5.6	1.9
Cost of materials and other – Third parties	17.6	19.3	57.7	70.3
	19.4	19.9	63.3	72.2
Direct operating expenses – Affiliates (1)	1.0	1.1	2.8	3.2
Direct operating expenses – Third parties (1)	36.8	31.4	108.6	100.6
Major scheduled turnaround expenses	2.5	—	2.6	6.6
	40.3	32.5	114.0	110.4
Depreciation and amortization	19.5	16.4	54.9	41.0
Cost of sales	79.2	68.8	232.2	223.6

Selling, general and administrative expenses – Affiliates (2)	3.9	3.6	11.4	10.9
Selling, general and administrative expenses – Third parties (2)	2.2	3.7	7.4	11.1
	6.1	7.3	18.8	22.0
Operating income (loss)	(15.9)	2.4	1.6	25.8
Interest expense and other financing costs	(15.7)	(15.6)	(47.1)	(32.8)
Loss on extinguishment of debt	—	—	—	(5.1)
Other income, net	—	—	0.1	—
Total other expense	(15.7)	(15.6)	(47.0)	(37.9)
Loss before income tax expense	(31.6)	(13.2)	(45.4)	(12.1)
Income tax expense	—	0.2	—	0.3
Net loss	$(31.6)	$(13.4)	$(45.4)	$(12.4)

EBITDA (3)*	$3.6	$18.8	$56.6	$61.7
Adjusted EBITDA (3)*	$5.0	$17.4	$58.1	$74.4
Available cash for distribution (4)*	$(1.2)	$0.4	$0.6	$50.8

Reconciliation to net sales:
Fertilizer sales net at gate	$59.4	$66.7	$223.0	$234.8
Freight in revenue	8.3	8.8	23.6	24.4
Hydrogen revenue	—	1.2	0.1	2.9
Other, including the impact of purchase accounting	1.7	1.8	5.9	9.3
Total net sales	$69.4	$78.5	$252.6	$271.4
________________________________
* See footnote (3) and (4) below for discussion of non-GAAP financial measures.

	As of September 30, 2017	As of December 31, 2016
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$70.0	$55.6
Working capital	73.3	71.5
Total assets	1,275.8	1,312.2
Total debt, net of current portion	625.2	623.1
Total partners’ capital	577.3	624.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$21.1	$18.4	$28.1	$47.5
Investing activities	(2.8)	(6.4)	(11.4)	(82.1)
Financing activities	—	(23.0)	(2.3)	49.9
Net increase (decrease) in cash and cash equivalents	$18.3	$(11.0)	$14.4	$15.3

Capital expenditures:
Maintenance capital expenditures	$2.7	$3.4	$11.1	$8.3
Growth capital expenditures	0.1	3.0	0.3	10.0
Total capital expenditures	$2.8	$6.4	$11.4	$18.3

______________________________

(1)	Direct operating expenses are shown exclusive of major scheduled turnaround expenses and depreciation and amortization.

(2)
The Partnership incurred approximately $0.7 million and $3.1 million, respectively, of legal and other professional fees and other merger-related expenses for the three and nine months ended September 30, 2016, as discussed in Note 4 ("East Dubuque Merger") to Part I, Item 1 of this Report, which are included in selling, general and administrative expenses.

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

A reconciliation of consolidated Net loss to consolidated EBITDA and consolidated Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions)
Net loss	$(31.6)	$(13.4)	$(45.4)	$(12.4)
Add:
Interest expense and other financing costs, net	15.7	15.6	47.1	32.8
Income tax expense	—	0.2	—	0.3
Depreciation and amortization	19.5	16.4	54.9	41.0
EBITDA	$3.6	$18.8	$56.6	$61.7
Add:
Major scheduled turnaround expenses	2.5	—	2.6	6.6
Loss on extinguishment of debt	—	—	—	5.1
Expenses associated with the East Dubuque Merger	—	0.7	—	3.1
Less:
Insurance recovery - business interruption	(1.1)	(2.1)	(1.1)	(2.1)
Adjusted EBITDA	$5.0	$17.4	$58.1	$74.4

(4)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three and nine months ended September 30, 2017 and 2016, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds and the impact of purchase accounting. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of consolidated available cash for distribution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in millions, except units and per unit data)
Adjusted EBITDA	$5.0	$17.4	$58.1	$74.4
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(15.0)	(15.0)	(44.9)	(31.0)
Maintenance capital expenditures	(2.7)	(3.4)	(11.1)	(8.3)
Major scheduled turnaround expenses	(2.5)	—	(2.6)	(6.6)
Expenses associated with the East Dubuque Merger	—	(0.7)	—	(3.1)
Add:
Insurance recovery - business interruption	1.1	2.1	1.1	6.1
Impact of purchase accounting	—	—	—	13.0
Available cash associated with East Dubuque 2016 first quarter	—	—	—	6.3
Release of previously established cash reserves, net	12.9	—	—	—
Available cash for distribution	$(1.2)	$0.4	$0.6	$50.8
Available cash for distribution, per common unit	$(0.01)	$—	$—	$0.45
Distribution declared, per common unit	$—	$—	$0.02	$0.44
Common units outstanding (in thousands)	113,283	113,283	113,283	113,283

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	65.3	47.7	201.8	145.7
UAN	299.1	296.0	951.6	902.4
Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$214	$345	$287	$385
UAN	$138	$154	$158	$187
Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	180.7	200.8	615.2	485.9
Ammonia (net available for sale) (2)	46.2	60.3	203.7	121.0
UAN	306.6	317.2	962.3	861.9
Feedstock:
Petroleum coke used in production (thousand tons)	114.3	126.8	371.0	384.4
Petroleum coke used in production (dollars per ton)	$18	$13	$18	$14
Natural gas used in production (thousands of MMBtu)	1,555.4	2,075.5	5,780.7	3,471.6
Natural gas used in production (dollars per MMBtu) (3)	$3.12	$2.97	$3.25	$2.75
Natural gas in cost of materials and other (thousands of MMBtu)	1,934.9	1,679.5	5,898.3	2,742.5
Natural gas in cost of materials and other (dollars per MMBtu) (3)	$3.15	$2.92	$3.30	$2.68
Coffeyville Facility on-stream factors (4):
Gasification	96.3%	95.9%	98.0%	97.2%
Ammonia	93.5%	94.7%	96.7%	96.2%
UAN	93.9%	94.1%	92.6%	93.1%
East Dubuque Facility on-stream factors (4):
Ammonia	76.3%	94.4%	91.9%	81.7%
UAN	77.1%	92.9%	91.5%	81.1%

Market Indicators:
Ammonia - Southern plains (dollars per ton)	$238	$315	$314	$368
Ammonia - Corn belt (dollars per ton)	$303	$372	$364	$432
UAN - Corn belt (dollars per ton)	$165	$188	$192	$218
Natural gas NYMEX (dollars per MMBtu)	$2.95	$2.79	$3.05	$2.35
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

Coffeyville Facility
The Linde air separation unit experienced a shut down during the second quarter of 2017. Following the Linde outage, the Coffeyville Facility UAN unit experienced a number of operational challenges, resulting in approximately 11 days of UAN downtime during the second quarter of 2017. Excluding the impact of the Linde air separation unit outage at the Coffeyville Facility, the UAN unit on-stream factors at the Coffeyville Facility would have been 96.7% for the nine months ended September 30, 2017.

East Dubuque Facility
Excluding the impact of approximately 14 days of downtime associated with the 2017 full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 91.3% for ammonia and 91.8% for UAN for the three months ended September 30, 2017 and 96.9% for ammonia and 96.4% for UAN for the nine months ended September 30, 2017.

Excluding the impact of approximately 28 days of downtime associated with the 2016 full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 97.2% for ammonia and 96.2% for UAN for the six months ended September 30, 2016.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net Sales. Net sales were $69.4 million for the three months ended September 30, 2017 compared to $78.5 million for the three months ended September 30, 2016. The decrease of $9.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to the lower ammonia sales prices ($8.4 million), lower UAN sales prices ($5.7 million), partially offset by higher ammonia sales volumes ($6.2 million). For the three months ended September 30, 2017, UAN and ammonia made up $48.8 million and $14.9 million of our consolidated net sales, respectively, including freight. This compared to UAN and ammonia consolidated net sales of $53.9 million and $17.1 million, respectively, for the three months ended September 30, 2016, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016:

	Price Variance	Volume Variance

	(in millions)
UAN	$(5.7)	$0.6
Ammonia	$(8.4)	$6.2

The decrease in UAN and ammonia sales prices for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to pricing fluctuation in the market.

Cost of Materials and Other. Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of materials and other for the three months ended September 30, 2017 was $19.4 million, compared to $19.9 million for the three months ended September 30, 2016. The $0.5 million decrease was primarily due to lower costs from transactions with third parties of $1.7 million, partially offset by an increase in transactions with affiliates of $1.2 million. The lower third-party costs incurred were primarily the result of decreased distribution costs due to the timing of regulatory railcar repairs and maintenance. The higher affiliate costs incurred were primarily the result of increased hydrogen purchases from a subsidiary of CVR Refining.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2017 were $40.3 million as compared to $32.5 million for the three months ended September 30, 2016. The $7.8 million increase was primarily due to the third quarter 2017 turnaround at East Dubuque, which resulted in turnaround expenses of $2.5 million. The remaining increase was primarily due to having to expense fixed operating costs while idle as well as higher sales tons in the three months ended September 30, 2017 as compared to 2016, resulting in higher cost of inventory expensed during 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were $6.1 million for the three months ended September 30, 2017 and $7.3 million for the three months ended September 30, 2016. The $1.2 million decrease was primarily due to decreases in expenses associated with the East Dubuque Merger ($0.7 million).

Operating Income (Loss). Operating loss was $15.9 million for the three months ended September 30, 2017, as compared to operating income of $2.4 million for the three months ended September 30, 2016. The decrease of $18.3 million was the result of a decrease in net sales ($9.1 million), an increase in direct operating expenses ($7.8 million), an increase in depreciation and amortization ($3.1 million), partially offset by a decrease in cost of materials and other ($0.5 million) and a decrease in selling, general and administrative expenses ($1.2 million).

Net Loss. For the three months ended September 30, 2017, net loss was $31.6 million, as compared to $13.4 million of net loss for the three months ended September 30, 2016, an increase in net loss of $18.2 million. The increase in net loss was primarily due to the factors noted above.

Nine months ended September 30, 2017 Compared to the Nine months ended September 30, 2016

The nine months ended September 30, 2017 is not comparable to the nine months ended September 30, 2016 due to the acquisition of the East Dubuque Facility on April 1, 2016. Where appropriate, the East Dubuque Facility has been excluded from comparative discussions.

Net Sales. Consolidated net sales were $252.6 million for the nine months ended September 30, 2017 compared to $271.4 million for the nine months ended September 30, 2016.

Excluding the East Dubuque Facility, net sales were $150.1 million for the nine months ended September 30, 2017 compared to $179.0 million for the nine months ended September 30, 2016. The decrease of $28.9 million was primarily attributable to the lower UAN sales prices ($22.4 million), lower ammonia sales prices ($3.7 million) and lower UAN sales volumes ($3.6 million), partially offset by higher ammonia sales volumes ($3.6 million) at the Coffeyville Facility. For the nine months ended September 30, 2017, UAN and ammonia made up $131.8 million and $13.4 million of our net sales, respectively, including freight. This compared to UAN and ammonia net sales of $157.8 million and $13.5 million, respectively, for the nine months ended September 30, 2016, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016:

	Price Variance	Volume Variance

	(in millions)
UAN	$(22.4)	$(3.6)
Ammonia	$(3.7)	$3.6

The decrease in UAN and ammonia sales prices at the Coffeyville Facility for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to pricing fluctuation in the market.

Cost of Materials and Other. Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Consolidated cost of materials and other was $63.3 million for the nine months ended September 30, 2017 compared to $72.2 million for the nine months ended September 30, 2016.

Excluding the East Dubuque Facility, cost of materials and other was $41.3 million for the nine months ended September 30, 2017 compared to $42.3 million for the nine months ended September 30, 2016. The decrease of $1.0 million was attributable to lower costs from transactions with third parties of $4.7 million, partially offset by higher transactions with affiliates of $3.7 million. The decrease in transactions with third parties was primarily the result of decreased distribution costs due to the timing of regulatory railcar repairs and maintenance ($2.7 million) and lower freight expense ($1.3 million). The increase in transactions with affiliates was primarily the result of increased hydrogen purchases from a subsidiary of CVR Refining ($3.0 million).

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services and environmental and safety compliance costs as well as catalyst and chemical costs. Consolidated direct operating expenses were $114.0 million for the nine months ended September 30, 2017 compared to $110.4 million for the nine months ended September 30, 2016.

Excluding the East Dubuque Facility, direct operating expenses were $69.1 million for the nine months ended September 30, 2017 compared to $68.6 million for the nine months ended September 30, 2016. The increase of $0.5 million was attributable to higher costs from transactions with third parties of $1.5 million, partially offset by a decrease in transactions with affiliates of $1.0 million. The increase in transactions with third parties was primarily the result of increased electrical prices ($3.6 million), partially offset by lower repairs and maintenance ($2.3 million).

Depreciation and Amortization Expense. Consolidated depreciation expense was $54.9 million for the nine months ended September 30, 2017 compared to $41.0 million for the nine months ended September 30, 2016.

Excluding the East Dubuque Facility, depreciation expense was $21.0 million for both the nine months ended September 30, 2017 and 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Consolidated selling, general and administrative expenses were $18.8 million for the nine months ended September 30, 2017 compared to $22.0 million for the nine months ended September 30, 2016.

Excluding the East Dubuque Facility, selling, general and administrative expenses were $14.5 million for the nine months ended September 30, 2017 compared to $17.4 million for the nine months ended September 30, 2016. The decrease of $2.9 million was primarily attributable to a decrease in expenses associated with the East Dubuque Merger ($3.1 million).

Interest Expense and Other Financing Costs. Consolidated interest expense was $47.1 million for the nine months ended September 30, 2017, as compared to $32.8 million for the nine months ended September 30, 2016. The increase of $14.3 million was primarily due to lower outstanding debt in the first quarter of 2016. See Note 12 ("Debt") to Part I, Item 1 of this Report for a discussion of the financing transactions that occurred in the second quarter of 2016.

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

Cash Balance and Other Liquidity

As of September 30, 2017, we had cash and cash equivalents of $70.0 million, including $19.4 million of customer advances. Working capital at September 30, 2017 was $73.3 million, consisting of $145.0 million in current assets and approximately $71.7 million in current liabilities. Working capital at December 31, 2016 was $71.5 million, consisting of $134.5 million in current assets and $63.0 million in current liabilities. As of October 30, 2017, we had cash and cash equivalents of $74.9 million.

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

The indenture governing the 2023 Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits our ability to pay distributions to unitholders. The covenants will apply differently depending on our fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, we will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of September 30, 2017, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of September 30, 2017. As of September 30, 2017, we were in compliance with the covenants contained in the 2023 Notes.

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

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests, or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of September 30, 2017.

As of September 30, 2017, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $47.6 million. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2017.

Capital Spending

We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred. Our total capital expenditures for the nine months ended September 30, 2017 were approximately $11.4 million, including $11.1 million of maintenance capital spending and the remainder for growth capital projects.

Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Our estimated maintenance capital expenditures are expected to be approximately $15 million for the year ending December 31, 2017. Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope and completion time for our capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

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

Historically, the East Dubuque Facility has also undergone a full facility turnaround every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016, at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. We determined that there were more pressing preventative maintenance issues at the East Dubuque Facility, so we completed a scheduled turnaround at the East Dubuque Facility in the third quarter of 2017 at a cost of approximately $2.6 million, exclusive of the impacts of the lost production during the downtime.

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

	December 31, 2016	March 31, 2017	June 30, 2017	Total Cash Distributions Paid in 2017

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$—	$0.8	$—	$0.8
Amount paid to public unitholders	—	1.5	—	1.5
Total amount paid	$—	$2.3	$—	$2.3
Per common unit	$—	$0.02	$—	$0.02
Common units outstanding (in thousands)	113,283	113,283	113,283

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2017	2016

	(in millions)
Net cash flow provided by (used in):
Operating activities	$28.1	$47.5
Investing activities	(11.4)	(82.1)
Financing activities	(2.3)	49.9
Net increase in cash and cash equivalents	$14.4	$15.3

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the nine months ended September 30, 2017 were approximately $28.1 million. The positive cash flow from operating activities generated over this period was primarily driven by a net loss of $45.4 million offset by non-cash depreciation and amortization of $54.9 million, net cash inflows from other working capital of $17.1 million and net cash outflows from trade working capital of $2.8 million. The net cash inflow for other working capital was due to an increase to accrued expenses and other current liabilities of $8.0 million, an increase in deferred revenue of $7.4 million and a decrease to prepaid expenses and other current assets of $1.7 million. The increase in accrued expenses and other current liabilities is primarily a result of higher accrued interest of $14.9 million, partially offset by decreases in balances related to the timing of accrued railcar regulatory inspections of $2.4 million and timing of personnel expenses. The increase in deferred revenue was primarily due to collection of customer prepayments scheduled for deliveries during the three months ended December 31, 2017. The net cash outflow for trade working capital was due to a decrease in accounts payable of $4.6 million, partially offset by a decrease in accounts receivable of $1.6 million and an increase in inventory of $0.2 million. The decrease in accounts payable was primarily attributable to normal fluctuations in the timing of payments.

Net cash flows provided by operating activities for the nine months ended September 30, 2016 were approximately $47.5 million. The positive cash flow from operating activities generated over this period was primarily driven by a net loss of $12.4 million offset by non-cash depreciation and amortization of $41.0 million and net cash inflows from trade working capital of $37.2 million, partially offset by net cash outflows from other working capital of $27.5 million. Fluctuations in trade working capital increased our operating cash flow by $37.2 million due to a decrease in inventory of $32.2 million, a decrease in accounts receivable of $3.4 million and an increase in accounts payable of $1.6 million. The decrease in inventory was primarily attributable to a decrease in finished goods inventory as a result of increased sales volumes for the nine months ended September 30, 2016. Fluctuations in other working capital of $27.5 million decreased our operating cash flow and were due to a decrease in deferred revenue of $27.7 million and a decrease to accrued expenses and other current liabilities of $4.0 million, partially offset by a decrease to prepaid expenses and other current assets of $4.2 million for the nine months ended September 30, 2016. The decrease in deferred revenue was primarily attributable to increased sales for the nine months ended September 30, 2016.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $11.4 million compared to $82.1 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net cash used in investing activities was the result of capital expenditures. For the nine months ended September 30, 2016, net cash used in investing activities was the result of cash merger consideration of $63.9 million, net of cash acquired, and was the result of capital expenditures of $18.3 million.

Cash Flows Used in Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2017 were $2.3 million, compared to net cash flows provided by financing activities for the nine months ended September 30, 2016 of $49.9 million. The net cash used in financing activities for the nine months ended September 30, 2017 was attributable to quarterly cash distributions. The net cash provided by financing activities for the nine months ended September 30, 2016 was primarily attributable to the financing transactions discussed in Note 12 ("Debt") to Part I, Item 1 of this Report, partially offset by the quarterly cash distributions and the purchase of 400,000 CVR Nitrogen common units from CVR Energy for $5.0 million.

Contractual Obligations

As of September 30, 2017, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2017, from those disclosed in our 2016 Form 10-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in our internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 13 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2016 Form 10-K.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Exhibit Description

31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Executive Officer and President.
31.3*	Rule 13a-14(a) or 15d-14(a) Certification of Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Executive Chairman.
32.2†	Section 1350 Certification of Chief Executive Officer and President.
32.3†	Section 1350 Certification of Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited), (4) Condensed Consolidated Statement of Partners’ Capital (unaudited), (5) Condensed Consolidated Statements of Cash Flows (unaudited) and (6) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

November 1, 2017	By:	/s/ JOHN J. LIPINSKI
Executive Chairman
(Principal Executive Officer)

November 1, 2017	By:	/s/ MARK A. PYTOSH
Chief Executive Officer and President
(Principal Executive Officer)

November 1, 2017	By:	/s/ SUSAN M. BALL
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)