Form 10-K
period 2017-12-31
CVR PARTNERS, LP
filed 2018-02-23
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2017 (the last business day of the registrant's second fiscal quarter) was $258,354,879. Common units held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common units as of June 30, 2017 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.

Class	Outstanding at February 20, 2018
Common unit representing limited partner interests	113,282,973 units

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2017 (this "Report").

2023 Notes	$645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023, which were issued through CVR Partners and CVR Nitrogen Finance Corporation.

ABL Credit Facility	The Partnership's senior secured asset based revolving credit facility with a group of lenders and UBS AG, Stamford Branch, as administrative agent and collateral agent.

ammonia	Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

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

Coffeyville Facility	CVR Partners' nitrogen fertilizer manufacturing facility located in Coffeyville, Kansas.

common units	Common units representing limited partner interests of CVR Partners.

corn belt	The primary corn producing region of the United States, which includes Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, Ohio and Wisconsin.

CRLLC	Coffeyville Resources, LLC, the subsidiary of CVR Energy which indirectly owns our general partner and 38,920,000 common units.

CVR Energy	CVR Energy, Inc., a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI," which indirectly owns our general partner and the common units owned by CRLLC.

CVR Nitrogen	CVR Nitrogen, LP (formerly known as East Dubuque Nitrogen Partners, L.P. and also formerly known as Rentech Nitrogen Partners L.P.).

CVR Partners	CVR Partners, LP.

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

East Dubuque Facility	CVR Partners' nitrogen fertilizer manufacturing facility located in East Dubuque, Illinois.

East Dubuque Merger	The transactions contemplated by the Merger Agreement, whereby the Partnership acquired CVR Nitrogen and CVR Nitrogen GP, LLC on April 1, 2016.

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
Our Coffeyville Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. During the past five years, over 70% of the pet coke consumed by our Coffeyville Facility was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery. We upgrade the majority of the ammonia we produce at our Coffeyville Facility to higher margin UAN, which has historically commanded a premium price over ammonia. Approximately 88% of our Coffeyville Facility produced ammonia tons were upgraded into UAN in 2017.
Our East Dubuque Facility includes a 1,075 ton-per-day capacity ammonia unit and a 1,100 ton-per-day capacity UAN unit. The facility is located on a bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility uses natural gas as its primary feedstock. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. Approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products in 2017.
CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at December 31, 2017.
We generated net sales of $330.8 million and a net loss of $72.8 million for the year ended December 31, 2017. Our total assets balance as of December 31, 2017 was $1,234.3 million.

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
CVR Nitrogen Finance Corporation
(Co-issuer of 2023 Notes)
East Dubuque Nitrogen Fertilizers, LLC
Coffeyville Resources Nitrogen Fertilizers, LLC
East Dubuque Facility
Coffeyville Facility
CVR Refining Refinery Business

Raw Material Supply
Coffeyville Facility
Our Coffeyville Facility was built in 2000 and uses a gasification process to convert pet coke to high purity hydrogen for subsequent conversion to ammonia. Our Coffeyville Facility's pet coke gasification process results in a higher percentage of fixed costs than a natural gas-based fertilizer plant. During the past five years, over 70% of our pet coke requirements on average were supplied by CVR Refining's adjacent crude oil refinery, pursuant to a renewable long-term agreement. Historically we have obtained the remainder of our pet coke requirements from third parties such as other Midwestern refineries or pet coke brokers at spot-prices. We are party to a pet coke supply agreement with HollyFrontier Corporation that ends in December 2018, and we have historically renewed this agreement annually. If necessary, there are other pet coke suppliers. We also purchased some of our hydrogen from CVR Refining's adjacent crude oil refinery pursuant to a long-term agreement.
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
East Dubuque Facility
The East Dubuque Facility uses natural gas to produce nitrogen fertilizer. We are able to purchase natural gas at competitive prices due to the plant’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and the ANR Pipeline Company pipeline. The pipelines are connected to Nicor Inc.’s distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect, from which natural gas is transported to the facility.
Changes in the levels of natural gas prices and market prices of nitrogen-based products can materially affect our financial position and results of operations. Natural gas prices in the United States have experienced significant fluctuations over the last decade, increasing substantially in 2008 and subsequently declining to the current lower levels. From time to time, we enter into forward contracts with fixed delivery prices to purchase portions of our natural gas requirements. As of December 31, 2017, we had commitments to purchase approximately 1.8 million MMBtus of natural gas supply for planned use in our East Dubuque Facility in January and February 2018 at a weighted average rate per MMBtu of approximately $3.20, exclusive of transportation cost.
Distribution, Sales and Marketing
The primary geographic markets for our fertilizer products are Illinois, Iowa, Kansas, Nebraska, and Texas. We primarily market the UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia accounted for approximately 67% and 25%, respectively, of our total net sales for the year ended December 31, 2017.
UAN and ammonia are primarily distributed by truck or by railcar. If delivered by truck, products are most commonly sold on a FOB shipping point basis, and freight is normally arranged by the customer. We lease and own a fleet of railcars for use in product delivery, and, if delivered by railcar, our products are most commonly sold on a FOB destination point basis and we typically arrange the freight. Our products leave our Coffeyville Facility either in railcars for destinations located primarily on the Union Pacific Railroad or in trucks for direct shipment to customers. The East Dubuque Facility primarily sells its product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the East Dubuque Facility and arrange and pay to transport them to their final destinations by truck.
We have the capacity to store approximately 160,000 tons of UAN and 80,000 tons of ammonia. Our storage tanks are located primarily at our two production facilities. Inventories are often allowed to accumulate to allow customers to take delivery to meet the seasonal demand. While we do experience higher sales volumes due to seasonality during the fall and spring application periods, we sell our product to customers throughout the year.
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

Customers
We sell UAN products to retailers and distributors. In addition, we sell ammonia to agricultural and industrial customers. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with most of our agricultural customers. Some of our industrial sales include long-term purchase contracts.
For the year ended December 31, 2017, the top five customers in the aggregate represented 31% of our net sales. Our top customer on a consolidated basis accounted for approximately 11% of our net sales. While we do have high concentration of customers, we do not believe that the loss of any single customer would have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Refer to Part I, Item 1A, Risk Factors, Our business depends on significant customers, and the loss of significant customers may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions, of this Report for further discussion.
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
Our major competitors include CF Industries Holdings, Inc., including its majority owned subsidiary Terra Nitrogen Company, L.P.; Koch Fertilizer Company, LLC; and Nutrien Ltd. (formerly known as Agrium, Inc. and Potash Corporation of Saskatchewan, Inc.). Domestic competition is intense due to customers' sophisticated buying tendencies and competitor strategies that focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.
Seasonality
Because we primarily sell agricultural commodity products, our business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. In addition, the demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers who make planting decisions based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer they apply depend on factors like crop prices, farmers' current liquidity, soil conditions, weather patterns and the types of crops planted. We typically experience higher pricing in the first half of the calendar year, which we refer to as the planting season, and our pricing tends to be lower during the second half of each calendar year, which we refer to as the fill season.
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
Our operations require numerous permits and authorizations. Failure to comply with these permits or environmental laws and regulations generally could result in fines, penalties or other sanctions or a revocation of our permits. In addition, the laws and regulations to which we are subject are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating and compliance costs or result in delays or limits to our operations or growth while attempting to obtain required permits.

The principal environmental risks associated with our business are outlined below, with additional details included in Part I, Item 1A, Risk Factors and Note 13 ("Commitments and Contingencies") to Part II, Item 8 of this Report.
The Federal Clean Air Act
The federal Clean Air Act and its implementing regulations, as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air, affect us through the federal Clean Air Act's permitting requirements and emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain substances. Some or all of the standards promulgated pursuant to the federal Clean Air Act, or any future promulgations of standards, may require the installation of controls or changes to our nitrogen fertilizer facilities in order to comply. If new controls or changes to operations are needed, the costs could be material. These new requirements, other requirements of the federal Clean Air Act, or other presently existing or future environmental regulations could cause us to expend substantial resources to comply and/or permit our facilities to produce products that meet applicable requirements.
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
Release Reporting
The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. We periodically experience releases of hazardous or extremely hazardous substances from our equipment. Our facilities periodically have excess emission events from flaring and other planned and unplanned startup, shutdown and malfunction events. Such releases are reported to the U.S. Environmental Protection Agency (the "EPA") and relevant state and local agencies. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with release reporting requirements under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Emergency Planning and Community Right-to-Know Act. If we fail to timely or properly report a release, or if the release violates the law or our permits, it could cause us to become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.
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
Environmental Insurance
We are covered by CVR Energy's site pollution legal liability insurance policy. The policy includes business interruption coverage. The policy insures any location owned, leased, rented or operated by the Partnership, including our nitrogen fertilizer facilities. The policy insures certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities and business interruption.
In addition to the site pollution legal liability insurance policy, we benefit from umbrella and excess casualty insurance policies maintained by CVR Energy. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.
The site pollution legal liability policy and the pollution coverage provided in the casualty insurance policies are subject to retentions and deductibles and contain discovery requirements, reporting requirements, exclusions, definitions, conditions and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

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
Employees
As of December 31, 2017, we had 304 direct employees. As of December 31, 2017, these employees are covered by health insurance, disability and retirement plans established by CVR Energy. We believe that our relationship with our employees is good.
As of December 31, 2017, the Coffeyville Facility employed 151 of our employees, of whom none were unionized. As of December 31, 2017, the East Dubuque Facility employed 148 of our employees, about 64% of whom were represented by the International Union of United Automobile, Aerospace, and Agricultural Implement Workers under a collective bargaining agreement that expires in October 2019.
We also rely on the services of employees of CVR Energy and its subsidiaries pursuant to a services agreement between us, CVR Energy and our general partner. Additionally, the Partnership's general partner manages the Partnership's operations and activities as specified in the partnership agreement and had 4 employees as of December 31, 2017. For more information on these agreements, see Note 14 ("Related Party Transactions") to Part II. Item 8 of this Report.
Available Information
Our website address is www.cvrpartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under "Investor Relations," as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the "SEC"). In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct and the Charter of the Audit Committee and the Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies and charters are also available in print without charge to any unitholder requesting them. We do not intend for information contained in our website to be part of this Report.

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
We may not have sufficient cash available each quarter to enable us to pay any distributions to our common unitholders. Furthermore, our partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. Although our general partner's current policy is to distribute all of our available cash on a quarterly basis. Available cash is defined as Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses, reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, and expenses associated with the East Dubuque Merger, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner and available cash is increased by the business interruption insurance proceeds. The board of directors of our general partner may at any time, for any reason, change this policy or decide not to pay cash distributions on a quarterly basis or other basis. The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is directly dependent upon the operating margins we generate, which have been volatile historically. Our operating margins are significantly affected by the market-driven UAN and ammonia prices we are able to charge our customers and our production costs, as well as seasonality, weather conditions, governmental regulation, unscheduled maintenance or downtime at our facilities and global and domestic demand for nitrogen fertilizer products, among other factors. In addition:

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
We expect our business performance will be more seasonal and volatile, and our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships. As a result, our quarterly cash distributions will be volatile and are expected to vary quarterly and annually. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which has been volatile historically as a result of volatile nitrogen fertilizer and natural gas prices, and seasonal and global fluctuations in demand for nitrogen fertilizer products. Because our quarterly distributions will be subject to significant fluctuations, future quarterly distributions paid to our common unitholders will vary significantly from quarter to quarter and may be zero.

The board of directors of our general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all.
Our general partner's current policy is to distribute all of the available cash we generate each quarter to common unitholders of record on a pro rata basis. However, the board of directors of our general partner may change such policy at any time at its discretion and could elect not to make distributions for one or more quarters regardless of the amount of available cash we generate. Our partnership agreement does not require us to make any distributions at all. Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our common unitholders.
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
Our internally generated cash flows and other sources of liquidity may not be adequate for our capital needs. As a result, we may not be able to pay any cash distributions to our common unitholders and the trading price of our common units may be adversely impacted.
If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations. As of December 31, 2017, we had cash and cash equivalents of $49.2 million and had availability under the ABL Credit Facility of $43.8 million.
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
Our East Dubuque operations depend on the availability of natural gas. We have an agreement with Nicor pursuant to which we access natural gas from the ANR Pipeline Company and Northern Natural Gas pipelines. Our access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement extends through October 31, 2019. Upon expiration of the agreement, we may be unable to extend the service under the terms of the existing agreement or renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we need to obtain natural gas from another source, we would need to build a new connection from that source to our East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or may be unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our results of operations and financial condition.
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
A major factor underlying the current high level of demand for nitrogen-based fertilizer products is the production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
A major factor underlying the solid level of demand for nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal Renewable Fuel Standards ("RFS"). To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing "food versus fuel" debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.
In late 2013, the EPA recognized that the transportation fuels market had reached the “blend wall” for ethanol. The blend wall refers to the aggregate limit to which ethanol can be blended into gasoline, and is generally considered to be reached when a gallon of transportation fuel contains 10% ethanol by volume. As a result, since 2013, the EPA has used its waiver authorities to set lower renewable volume obligations than those mandated by the RFS, though those volumes still generally increase year-over-year as demand for transportation fuel also increases. Even so, the most recent volume mandates have resulted in or are expected to result in renewable fuel being blended in volumes that exceed the ethanol blend wall, forcing the use of higher ethanol fuel blends or non-ethanol renewable fuel. The EPA continues to articulate a policy to incentivize additional investments in renewable fuel blending and distribution infrastructure. Any substantial decrease in future renewable volume obligations under the RFS could have a material adverse effect on ethanol production in the United States, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the RFS requires that a portion of the overall RFS renewable fuel mandate comes from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, energy crops (plants grown for use to make biofuels or directly exploited for their energy content) and biomass-based diesel. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. If this trend is successful, the demand for corn may decrease significantly, which could reduce demand for our nitrogen fertilizer products and have an adverse effect on our results of operations, financial condition and ability to make cash distributions. This potential impact on the demand for nitrogen fertilizer products; however, could be slightly offset by the potential market for nitrogen fertilizer product usage in connection with the production of cellulosic biofuels.
Nitrogen fertilizer products are global commodities, and we face intense competition from other nitrogen fertilizer producers.
Our business is subject to intense price competition from both U.S. and foreign sources, including competitors operating in the Middle East, the Asia-Pacific region, the Caribbean, Russia and the Ukraine. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Increased domestic supply may put downward pressure on fertilizer prices. Competitors utilizing different corporate structures may be better able to withstand lower cash flows than we can as a limited partnership. Our competitive position could suffer to the extent we are not able to expand our own resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability, and our ability to make cash distributions.
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
Our operations are dependent on third-party suppliers, including the following: Linde, which owns an air separation plant that provides oxygen, nitrogen and compressed dry air to our Coffeyville Facility; the City of Coffeyville, which supplies the Coffeyville Facility with electricity; and Jo-Carroll Energy, Inc. ("Jo-Carroll Energy"), which supplies our East Dubuque Facility with electricity. A deterioration in the financial condition of a third-party supplier, a mechanical problem with the air separation plant, or the inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our results of operations, financial condition and on our ability to make cash distributions.
Our Coffeyville Facility operations depend in large part on the performance of third-party suppliers, including Linde for the supply of oxygen, nitrogen and compressed dry air, and the City of Coffeyville for the supply of electricity. With respect to Linde, the operations of our Coffeyville Facility could be adversely affected if there were a deterioration in Linde's financial condition such that the operation of the air separation plant located adjacent to our Coffeyville Facility was disrupted. Additionally, this air separation plant in the past has experienced numerous short-term interruptions, causing interruptions in our gasifier operations. With respect to electricity, we are party to an electric services agreement with the City of Coffeyville, Kansas which gives us an option to extend the term of such agreement through June 30, 2024.

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
We may not be able to maintain an adequate supply of pet coke. In addition, we could experience production delays or cost increases if alternative sources of supply prove to be more expensive or difficult to obtain. We currently purchase 100% of the pet coke produced by CVR Refining's Coffeyville refinery. Accordingly, if we increase our production, we will be more dependent on pet coke purchases from third-party suppliers at open market prices. We are party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2018. There is no assurance that we would be able to purchase pet coke on comparable terms from third parties or at all.
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

We have sustained losses over the past ten-year period at our facilities, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retentions or applicable exclusions.
The magnitude of the effect on us of any shutdown will depend on the length of the shutdown and the extent of the plant operations affected by the shutdown. Our plants require scheduled maintenance turnarounds approximately every two to three years, which generally lasts two to four weeks.
Currently, we are insured under CVR Energy's casualty, environmental, property and business interruption insurance policies. The property and business interruption policies insure real and personal property, including property located at our facilities. There is a potential for a common occurrence to impact both the Coffeyville Facility and CVR Refining's Coffeyville refinery, in which case the insurance limitations would apply to all damages combined. These policies are subject to limits, sub-limits, retentions (financial and time-based) and deductibles. The application of these and other policy conditions could materially impact insurance recoveries, and potentially cause us to assume losses which could impair earnings.
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
We manufacture, process, store, handle, distribute and transport ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage or injury to persons, equipment or property or other disruption of our ability to produce or distribute our products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure our assets, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. We periodically experience minor releases of ammonia related to leaks from our equipment. Similar events may occur in the future.
In addition, we may incur significant losses or costs relating to the operation of our railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially hazardous nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, we may be held responsible even if we are not at fault and we complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products we produce or transport may result in our being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
Our business is subject to the occurrence of accidental spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to our nitrogen fertilizer plants or transportation of products or hazardous substances from our facilities may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with the facilities we currently own and operate (whether or not such contamination occurred prior to our acquisition thereof), facilities we formerly owned or operated (if any) and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal.
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
We monitor and report our annual GHG emissions from our nitrogen fertilizer plants. If our nitrogen fertilizer plants meet GHG emissions thresholds, they must obtain permits under the New Source Review/Prevention of Significant Deterioration ("PSD") and Title V programs of the federal Clean Air Act, then evaluate and implement "best available control technology" if they increase their GHG emissions by a significant amount.
The EPA has not yet proposed New Source Performance Standards ("NSPS") to regulate GHG emissions for the nitrogen fertilizer plants. Sources subject to NSPS are required to comply with emissions limits that reflect the best system of emissions reduction that the EPA has determined has been adequately demonstrated for that type of source. In 2015, the EPA promulgated NSPS for carbon dioxide emissions from electric utilities, although the EPA announced in April 2017 that those NSPS were under review and may be suspended, revised, or rescinded. Still, it is possible that the EPA will propose NSPS for our fertilizer plants, the timing of which is not known.
The current administration has sought to implement a new or modified policy with respect to climate change. For example, the administration announced its intention to withdraw the United States from the Paris Climate Agreement, though the earliest possible effective date of withdrawal for the United States is November 2020. If efforts to address climate change resume at the federal legislative level, this could mean Congressional passage of legislation adopting some form of federal mandatory GHG emission reduction, such as a nationwide cap-and-trade program. It is also possible that Congress may pass alternative climate change bills that do not mandate a nationwide cap-and-trade program and instead focus on promoting renewable energy and efficiency.
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
Alternatively, the EPA may take further steps to regulate GHG emissions, although it is unclear to what extent the EPA will pursue climate change regulation. The implementation of EPA regulations and/or the passage of federal or state climate change legislation may result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. Increased costs associated with compliance with any future legislation or regulation of GHG emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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

Due to our lack of asset diversification, adverse developments in the nitrogen fertilizer industry could adversely affect our results of operations and our ability to make distributions to our common unitholders.
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
Our business has a high concentration of customers. In the aggregate, the top five customers represented 31% our net sales for the year ended December 31, 2017. Our top customer on a consolidated basis accounted for approximately 11% of our net sales for the year ended December 31, 2017. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with most of our agricultural customers. The loss of significant customers or a significant reduction in purchase volume by these customers, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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
Historically, the customers of the East Dubuque Facility generally were located close to our East Dubuque Facility and have been willing and able to transport purchased goods from the East Dubuque Facility. In most instances, those customers have purchased products for delivery at the East Dubuque Facility and then arranged and paid for the transport of them to their final destinations by truck. However, in the future, the transportation needs of those customers as well as their preferences may change, and those customers may no longer be willing or able to transport purchased goods from the East Dubuque Facility. In the event that our competitors are able to transport their products more efficiently or cost effectively than those customers, and we are unable to reallocate or provide alternative transportation resources that service our other facilities, those customers may reduce or cease purchases of our products. If this were to occur, we could be forced to make a substantial investment in a fleet of trucks and/or railcars to meet the delivery needs of those customers, which could be expensive and time consuming. We may not be able to obtain transportation capabilities on a timely basis or at all, and our inability to provide transportation for products could have a material adverse effect on our results of operations, financial condition and cash flows.
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
In addition, in connection with any potential acquisition or expansion project, we will need to consider whether the business we intend to acquire or expansion project we intend to pursue could affect our tax treatment as a partnership for U.S. federal income tax purposes. If we are otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect our treatment as a partnership for U.S. federal income tax purposes, we could seek a ruling from the Internal Revenue Service ("IRS"). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place us in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for U.S. federal income tax purposes, we could choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation. See "— Tax Risks to Common Unitholders — Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our common unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units."
Failure to manage acquisition and expansion growth risks could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. There can be no assurance that we will be able to consummate any acquisitions or expansions, successfully integrate acquired entities, or generate positive cash flow at any acquired company or expansion project.

A shortage of skilled labor, together with rising labor costs, could adversely affect our results of operations and cash available for distribution to our common unitholders.
Efficient production of nitrogen fertilizer using modern techniques and equipment requires skilled employees. Our facilities require special expertise to operate efficiently and effectively. To the extent that the services of our key technical personnel and skilled labor become unavailable to us for any reason, including as a result of the retirement of experienced employees from our aging work force, we would be required to hire other personnel. We may not be able to locate or employ such qualified personnel on acceptable terms or at all. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. If we are unable to find qualified employees, or if the cost to find qualified employees increases materially, our results of operations and cash available for distribution to our common unitholders could be adversely affected.
A substantial portion of our East Dubuque workforce is unionized and we are subject to the risk of labor disputes and adverse employee relations, which may disrupt our business and increase our costs.
As of December 31, 2017, approximately 64% of the employees at the East Dubuque Facility were represented by the International Union of United Automobile, Aerospace, and Agricultural Implement Workers under a collective bargaining agreement that expires in October 2019. We may not be able to renegotiate our collective bargaining agreement when it expires on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreement or future agreements may not prevent a strike or work stoppage in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.
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
We may face claims of infringement that could interfere with our ability to use technology that is material to our business operations. Any litigation of this type related to third-party intellectual property rights could result in substantial costs to us and diversions of our resources, either of which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees for past or continued use of the infringing technology, or we may be prohibited from using the infringing technology altogether. If we are prohibited from using any technology as a result of such a claim, we may not be able to obtain licenses to alternative technology adequate to substitute for the technology we can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable to us. In addition, any substitution of new technology for currently licensed technology may require us to make substantial changes to our manufacturing processes or equipment or to our products, and could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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
In addition, we are and will be subject to covenants contained in agreements governing our present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments (including restrictions on distributions to our common unitholders), the granting of liens, the incurrence of additional indebtedness, dividend restrictions affecting subsidiaries, asset sales, transactions with affiliates and mergers and consolidations. Any failure to comply with these covenants could result in a default under our current credit agreements or debt instruments or future credit agreements.
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
Our debt agreements contain restrictions that will limit our flexibility in operating our business and our ability to make distributions to our common unitholders.
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
We may be able to incur substantially more debt in the future, including secured indebtedness. Although our debt facilities and instruments contain restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions may not prevent us from incurring obligations that do not constitute indebtedness. To the extent such new debt or new obligations are added to our existing indebtedness, the risks described above could substantially increase.
We are a holding company and depend upon our subsidiaries for our cash flow.
We are a holding company. All of our operations are conducted and all of our assets are owned by our subsidiaries. Consequently, our cash flow and our ability to meet our obligations or to make cash distributions in the future will depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends or otherwise. The ability of our subsidiaries to make any payments to us will depend on its earnings, the terms of its indebtedness, including the terms of any debt facilities and instruments, and legal restrictions. In particular, future debt facilities and instruments incurred at our subsidiaries may impose significant limitations on the ability of our subsidiaries to make distributions to us and consequently our ability to make distributions to our common unitholders.
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
Our credit rating may be adversely affected by the leverage of CVR Refining, as credit rating agencies may consider the leverage and credit profile of CVR Energy and its affiliates because of their ownership interest in and joint control of us and the strong operational links between CVR Refining's refining business and us. Any adverse effect on our credit rating would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to common unitholders.
Risks Inherent in Our Limited Partnership Structure and Our Common Units
The board of directors of our general partner has in place a policy to distribute an amount equal to the available cash we generate each quarter, which could limit our ability to grow and make acquisitions.
Our general partner's current policy is to distribute an amount equal to the available cash we generate each quarter to our common unitholders. As a result, we will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As such, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. The board of directors of the general partner may modify or revoke our cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash we generate. Our Partnership Agreement does not require us to make any distributions.
In addition, because of our distribution policy, our growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, or as in-kind distributions, current common unitholders will experience dilution and the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the outstanding common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our common unitholders.
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
The potential conflicts of interest include, among others, the following:

•
Neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us. The affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy's common stock, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our common unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our common unitholders.

•
Our general partner has limited its liability and reduced its fiduciary duties under our partnership agreement and has also restricted the remedies available to our common unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty. As a result of purchasing common units, common unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

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

•
Our partnership agreement provides that our general partner will not have any liability to us or our common unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed that the decisions were in our best interests.

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

•
Our partnership agreement generally provides that affiliate transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner and not involving a vote of common unitholders must be on terms no less favorable to us than those generally provided to or available from unrelated third parties or be "fair and reasonable." In determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationship between the parties involved, including other transactions that may be particularly advantageous or beneficial to us.

By purchasing a common unit, a common unitholder becomes bound by the provisions of our partnership agreement, including the provisions described above.
CVR Energy has the power to appoint and remove our general partner's directors.
CVR Energy has the power to elect all of the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Our public common unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Furthermore, the goals and objectives of CVR Energy, as the indirect owner of our general partner, may not be consistent with those of our public common unitholders.
Common units are subject to our general partner's call right.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public common unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, each holder of our common units may be required to sell such holder's common units at an undesirable time or price and may not receive any return on investment. A common unitholder may also incur a tax liability upon a sale of its common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.

Our public common unitholders have limited voting rights and are not entitled to elect our general partner or our general partner's directors and do not have sufficient voting power to remove our general partner without CVR Energy's consent.
Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Common unitholders have no right to elect our general partner or our general partner's board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, is chosen entirely by CVR Energy as the indirect owner of the general partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our common unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, even if our common unitholders are dissatisfied with the performance of our general partner, they have no practical ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished.
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
Our partnership agreement restricts the voting rights of common unitholders owning 20% or more of our common units (other than our general partner and its affiliates and permitted transferees).
Our partnership agreement restricts common unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of management.
Cost reimbursements due to our general partner and its affiliates will reduce cash available for distribution to our common unitholders.
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
Common unitholders may have liability to repay distributions.
In the event that: (i) we make distributions to our common unitholders when our nonrecourse liabilities exceed the sum of (a) the fair market value of our assets not subject to recourse liability and (b) the excess of the fair market value of our assets subject to recourse liability over such liability, or a distribution causes such a result, and (ii) a common unitholder knows at the time of the distribution of such circumstances, such common unitholder will be liable for a period of three years from the time of the impermissible distribution to repay the distribution under Section 17-607 of the Delaware Act.
Likewise, upon the winding up of the partnership, in the event that (a) we do not distribute assets in the following order: (i) to creditors in satisfaction of their liabilities; (ii) to partners and former partners in satisfaction of liabilities for distributions owed under our partnership agreement; (iii) to partners for the return of their contribution; and finally (iv) to the partners in the proportions in which the partners share in distributions and (b) a common unitholder knows at the time of such circumstances, then such common unitholder will be liable for a period of three years from the impermissible distribution to repay the distribution under Section 17-807 of the Delaware Act.
Our general partner's interest in us and the control of our general partner may be transferred to a third party without common unitholder consent.
Our general partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our common unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of CVR Energy to transfer its equity interest in our general partner to a third party. The new equity owner of our general partner would then be in a position to replace the board of directors and the officers of our general partner with its own choices and to influence the decisions taken by the board of directors and officers of our general partner.

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
Mr. Carl C. Icahn exerts significant influence over the Partnership and his interests may conflict with the interests of the Partnership's public common unitholders.
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
Mr. Icahn's interests may not always be consistent with the Partnership's interests or with the interests of the Partnership's public common unitholders. Mr. Icahn and entities controlled by him may also pursue acquisitions or business opportunities in industries in which we compete, and there is no requirement that any additional business opportunities be presented to us. We also have and may in the future enter into transactions to purchase goods or services with affiliates of Mr. Icahn. To the extent that conflicts of interest may arise between the Partnership and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Partnership or its public common unitholders.
We may issue additional common units and other equity interests without the approval of our common unitholders, which would dilute the existing ownership interests of our common unitholders.
Under our partnership agreement, we are authorized to issue an unlimited number of additional interests without a vote of the common unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

•	the proportionate ownership interest of common unitholders immediately prior to the issuance will decrease;

•	the amount of cash distributions on each common unit will decrease;

•	the ratio of our taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit will be diminished; and

•	the market price of the common units may decline.
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
As of February 20, 2018, there were 113,282,973 common units outstanding. Of this amount: (i) CVR Energy, through CRLLC, owns approximately 34% of the common units, which may be sold pursuant to an effective registration statement on Form S-3 (File No. 333-211044) described below or an exemption from registration such as Rule 144; (ii) affiliates of GSO Capital Partners LP ("GSO") own a number of common units, and certain of those common units may be sold pursuant to an effective registration statement on Form S-3 (File No. 333-211044) described below or an exemption from registration such as Rule 144; and (iii) the remaining common units are held by the public and are freely transferable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"), to the extent held by persons other than "affiliates," as that term is defined in Rule 144 under the Securities Act.
Under our partnership agreement, our general partner and its affiliates (including CRLLC) have the right to cause us to register their units under the Securities Act and applicable state securities laws. We are also party to registration rights agreements pursuant to which we may be required to register the sale of certain common units held by CRLLC and GSO.
The Partnership's registration statement on Form S-3, declared effective by the SEC on May 13, 2016, enables CRLLC and GSO to sell, from time to time, in one or more public offerings or direct placements, certain common units each currently owns.
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
Our general partner's board of directors has not and does not currently intend to establish a nominating/corporate governance committee. Additionally, we could avail ourselves of the additional exemptions available to publicly traded partnerships listed above at any time in the future. Accordingly, common unitholders do not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.
CVR Energy and its affiliates may compete with us.
CVR Energy and its affiliates are permitted to compete with us, including by developing or acquiring additional fertilizer assets both directly and through its controlled affiliates. In keeping with the terms of our partnership agreement, the doctrine of corporate opportunity or any analogous doctrine, does not apply to our general partner or any of its affiliates, including CVR Energy and its executive officers and directors. Therefore, any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. For example, this could permit CVR Energy to elect to develop new fertilizer assets or acquire third-party fertilizer assets itself or through its controlled affiliates. Any such person or entity will not be liable to us or any of our limited partners for breach of any fiduciary duty or other duty (other than the implied contractual covenant of good faith and fair dealing) by reason of the fact that such person or entity pursues or acquired such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
In addition, we are party to an omnibus agreement with CVR Energy and our general partner. We and CVR Energy have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or our common unitholders whatsoever. These obligations will continue so long as CVR Energy directly or indirectly owns at least 50% of our general partner.

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our common unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.
Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Although we have received favorable private letter rulings from the IRS with respect to certain of our operations, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our common unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our common unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. We currently own assets and conduct business in several states, many of which impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our common unitholders.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
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
Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be adopted or enacted. Any similar or future legislative or administrative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.
If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce our cash available for distribution to our common unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in our cash available for distribution to our common unitholders and thus will be borne indirectly by our common unitholders.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders' behalf.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our common unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
Even if common unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income, including their share of income from the cancellation of debt.
Our common unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase.  Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our common unitholders as taxable income without any increase in our cash available for distribution. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If a common unitholder sells common units, the common unitholder will recognize a gain or loss equal to the difference between the amount realized and that common unitholder's tax basis in those common units. Because distributions in excess of a common unitholder's allocable share of our net taxable income decrease such common unitholder's tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the common units a common unitholder sells will, in effect, become taxable income to a common unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price such common unitholder receives is less than its original cost for such common units. In addition, because the amount realized includes a common unitholder’s share of our nonrecourse liabilities, if a common unitholder sells its common units, a common unitholder may incur a tax liability in excess of the amount of cash received from the sale.
A substantial portion of the amount realized from a common unitholder's sale of our common units, whether or not representing gain, may be taxed as ordinary income to such common unitholder due to potential recapture items, including depreciation recapture. Thus, a common unitholder may recognize both ordinary income and capital loss from the sale of common units if the amount realized on a sale of such common units is less than such common unitholder’s adjusted basis in the common units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year.  In the taxable period in which a common unitholder sells its common units, such common unitholder may recognize ordinary income from our allocations of income and gain to such common unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of common units.

Common unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. Common Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.
Non-U.S. common unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our common unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a Non-U.S. common unitholder will be subject to withholding at the highest applicable effective tax rate and a Non-U.S. common unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. common unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interest in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges.  It is not clear if or when such regulations or other guidance will be issued.  Non-U.S. common unitholders should consult a tax advisor before investing in our common units.
We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to our common unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a common unitholder's tax returns.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our common unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our common unitholders.
A common unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units) may be considered to have disposed of those common units. If so, such common unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a common unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the common unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the common unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the common unitholder and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Common unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
Our common unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, our common unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our common unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our common unitholders may be subject to penalties for failure to comply with those requirements.
We currently own assets and/or conduct business in Illinois, Kansas, Missouri, Nebraska, Oklahoma and Texas. Illinois, Kansas, Missouri, Nebraska and Oklahoma currently impose a personal income tax on individuals. Illinois, Kansas, Missouri, Nebraska and Oklahoma also impose an income tax on corporations and other entities. Illinois imposes a replacement tax on corporations and other entities, and Texas imposes a franchise tax on corporations and other entities. Common unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, common unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our common unitholders' responsibility to file all United States federal, foreign, state, and local income tax returns.
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
We also utilize two separate UAN storage tanks and related truck and railcar load-out facilities. Each of these storage facilities, located in Phillipsburg and Dartmouth, Kansas, has a UAN storage tank that has a capacity of approximately

10,000 tons. The Phillipsburg property that the terminal was constructed on is owned by a subsidiary of CVR Refining, which operates the terminal. The Dartmouth terminal is located on leased property owned by the Pawnee County Cooperative Association, which operates the terminal.
Item 3.    Legal Proceedings
We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business, including matters such as those described under "Business — Environmental Matters." We also incorporate by reference into this Part I, Item 3 of this Report, the information regarding the lawsuits and proceedings described and referenced in Note 13 ("Commitments and Contingencies") to our Consolidated Financial Statements as set forth in Part II, Item 8 of this Report. In accordance with Generally Accepted Accounting Principles ("GAAP"), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations or claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common units are listed on the NYSE under the symbol "UAN". The table below sets forth, for the quarter indicated, the high and low sales prices per unit of our common units for our two most recent fiscal years:

2017:	High	Low
First Quarter	$6.95	$4.30
Second Quarter	5.08	3.38
Third Quarter	4.08	2.58
Fourth Quarter	4.01	2.94

2016:	High	Low
First Quarter	$8.84	$4.77
Second Quarter	9.75	7.03
Third Quarter	8.41	4.99
Fourth Quarter	6.37	4.05
There were 42 holders of record of our common units as of February 20, 2018. Because many of our common units are held by brokers and other institutions on behalf of holders, we are unable to estimate the total number of beneficial owners represented by these record holders.
Cash Distribution Policy
For a discussion of the Partnership's cash distribution policy and for a summary of cash distributions paid to unitholders, refer to Note 7 ("Partners’ Capital and Partnership Distributions") of Part II, Item 8 of this Report.
Because our policy is to distribute all available cash we generate each quarter, our unitholders have direct exposure to fluctuations in the amount of earnings generated by our business. We expect that the amount of our quarterly distributions, if any, will vary based on our earnings during each quarter. Our quarterly cash distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in our operating performance and earnings caused by fluctuations in the price of nitrogen fertilizers, among other factors. See Part I, Item 1 of this Report "Business — Distribution, Sales and Marketing" and "— Seasonality." Such variations may be significant. The board of directors of our general partner may change the foregoing distribution policy at any time and from time to time. The partnership agreement does not require us to pay cash distributions on a quarterly or other basis.
The ABL Credit Facility and the indenture governing the 2023 Notes may limit our ability to pay distributions to unitholders. See Note 10 ("Debt") of Part II, Item 8 of this Report for a discussion of these limitations.
Purchases of Equity Securities by the Issuer
There were no repurchases of our common units by the issuer during the fiscal quarter ended December 31, 2017.
Item 6.    Selected Financial Data
This data should be read in conjunction with, and is qualified in its entirety by reference to, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Report.
The selected consolidated financial information presented below under the captions "Consolidated Statements of Operations Data" and "Cash Flow Data" for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated financial information presented below under the caption "Balance Sheet Data" as of December 31, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Report, which financial statements have been audited by Grant Thornton LLP, our independent registered public accounting firm. The selected consolidated financial information presented below under the captions "Consolidated Statements of Operations Data" and "Cash Flow Data" for the

years ended December 31, 2014 and 2013 and the selected consolidated financial information at December 31, 2015, 2014 and 2013 presented below under the caption "Balance Sheet Data" is derived from our audited consolidated financial statements that are not included in this Report.
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

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in millions, except per unit data and as otherwise indicated)
Consolidated Statements of Operations Data:
Net sales	$330.8	$356.3	$289.2	$298.7	$323.7

Cost of materials and other – Affiliates	7.5	2.6	6.7	9.4	10.8
Cost of materials and other – Third parties	77.4	91.1	58.5	62.6	47.3
	84.9	93.7	65.2	72.0	58.1
Direct operating expenses – Affiliates (1)	3.9	4.2	4.1	3.0	4.1
Direct operating expenses – Third parties (1)	151.6	144.1	102.0	95.9	90.0
	155.5	148.3	106.1	98.9	94.1
Depreciation and amortization	74.0	58.2	28.4	27.3	25.6
Cost of sales	314.4	300.2	199.7	198.2	177.8

Selling, general and administrative expenses – Affiliates (2)	15.6	15.0	14.0	13.4	16.0
Selling, general and administrative expenses – Third parties (2)	10.0	14.3	6.8	4.3	5.0
	25.6	29.3	20.8	17.7	21.0
Operating income (loss)	(9.2)	26.8	68.7	82.8	124.9
Interest expense and other financing costs	(62.9)	(48.6)	(7.0)	(6.7)	(6.3)
Loss on extinguishment of debt	—	(4.9)	—	—	—
Other income (expense), net	(0.5)	0.1	0.3	—	0.1
Income (loss) before income tax expense	(72.6)	(26.6)	62.0	76.1	118.7
Income tax expense	0.2	0.3	—	—	0.1
Net income (loss)	$(72.8)	$(26.9)	$62.0	$76.1	$118.6

Net income (loss) per common unit – basic	$(0.64)	$(0.26)	$0.85	$1.04	$1.62
Net income (loss) per common unit – diluted	$(0.64)	$(0.26)	$0.85	$1.04	$1.62

Available cash for distribution (3)*	$(9.7)	$48.6	$81.0	$102.0	$145.2

Weighted-average common units outstanding (in thousands):
Basic	113,283	103,299	73,123	73,115	73,072
Diluted	113,283	103,299	73,131	73,139	73,228

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in millions)
Reconciliation to net sales:
Fertilizer sales net at gate	$290.0	$309.0	$248.8	$259.3	$281.5
Freight in revenue	32.8	33.0	27.2	27.5	30.2
Hydrogen revenue	0.4	3.2	11.8	10.1	11.4
Other, including the impact of purchase accounting	7.6	11.1	1.4	1.8	0.6
Total net sales	$330.8	$356.3	$289.2	$298.7	$323.7
* See footnote (3) below for discussion of non-GAAP financial measures.

	As of December 31,
	2017	2016	2015	2014	2013

	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$49.2	$55.6	$50.0	$79.9	$85.1
Working capital (4)	62.8	71.5	72.7	89.1	107.6
Total assets (4)	1,234.3	1,312.2	536.3	577.8	591.7
Total debt, net of current portion (4)	625.9	623.1	124.8	124.0	123.2
Total partners' capital	549.9	624.9	385.6	413.9	439.9

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$10.4	$45.0	$78.4	$118.9	$129.0
Investing activities	(14.5)	(87.1)	(16.9)	(21.0)	(43.7)
Financing activities	(2.3)	47.7	(91.4)	(103.1)	(128.0)
Net increase (decrease) in cash and cash equivalents	$(6.4)	$5.6	$(29.9)	$(5.2)	$(42.7)

Capital expenditures for property, plant and equipment	$14.5	$23.2	$17.0	$21.1	$43.8

	Year Ended December 31,
	2017	2016	2015	2014	2013
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	286.1	201.4	32.3	24.4	40.5
UAN	1,254.5	1,237.5	939.5	951.0	904.6
Consolidated product pricing at gate (dollars per ton) (5):
Ammonia	$280	$376	$521	$518	$643
UAN	$152	$177	$247	$259	$282
Consolidated production volume (thousand tons):
Ammonia (gross produced) (6)	814.7	693.5	385.4	388.9	402.0
Ammonia (net available for sale) (6)	267.8	183.6	37.3	28.3	37.9
UAN	1,268.4	1,192.6	928.6	963.7	930.6

Feedstock:
Petroleum coke used in production (thousand tons)	487.5	513.7	469.9	489.7	487.0
Petroleum coke used in production (dollars per ton)	$17	$15	$25	$28	$30
Natural gas used in production (thousands of MMBtu) (7)	7,619.5	5,596.0	—	—	—
Natural gas used in production (dollars per MMBtu) (7) (8)	$3.24	$2.96	$—	$—	$—
Natural gas in cost of materials and other (thousands of MMBtu) (7)	8,051.5	4,618.7	—	—	—
Natural gas in cost of materials and other (dollars per MMBtu) (7) (8)	$3.26	$2.87	$—	$—	$—

Coffeyville Facility on-stream factors (9):
Gasification	98.5%	96.9%	90.2%	96.8%	95.6%
Ammonia	97.4%	94.9%	87.5%	92.6%	94.4%
UAN	91.7%	93.1%	87.3%	92.0%	91.9%
East Dubuque Facility on-stream factors (9):
Ammonia	90.4%	87.7%	—%	—%	—%
UAN	90.3%	87.3%	—%	—%	—%

Market Indicators:
Ammonia – Southern plains (dollars per ton)	$314	$356	$510	$539	$581
Ammonia – Corn belt (dollars per ton)	$358	$416	$566	$601	$641
UAN – Corn belt (dollars per ton)	$192	$208	$284	$314	$337
Natural gas NYMEX (dollars per MMbtu)	$3.02	$2.55	$2.63	$4.26	$3.73
_______________________________________

(1)	Direct operating expenses are shown exclusive of depreciation and amortization.

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

(4)
Balances as of December 31, 2015, 2014 and 2013 have been retrospectively adjusted for Accounting Standard Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt.

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

(7)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expenses (exclusive of depreciation and amortization).

(8)	The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity during the periods presented was not material.

(9)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.
Coffeyville Facility
The Linde air separation unit experienced a shut down and following the Linde outage, the Coffeyville Facility UAN unit experienced a number of operational challenges, resulting in approximately 11 days of UAN downtime during the year ended December 31, 2017. Excluding the impact of the Linde air separation unit outage at the Coffeyville Facility, the UAN unit on-stream factors at the Coffeyville Facility would have been 94.7% for the year ended December 31, 2017.
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

East Dubuque Facility
Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 94.2% for ammonia and 94.0% for UAN for the year ended December 31, 2017.
Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 97.8% for ammonia and 97.1% for UAN for the post-acquisition period ended December 31, 2016.

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
Overview and Executive Summary
We are a Delaware limited partnership originally formed by CVR Energy to own, operate and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used primarily by farmers to improve the yield and quality of their crops. Our principal products are UAN and ammonia, and all of our products are sold on a wholesale basis. We produce our nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas and East Dubuque, Illinois. We acquired the East Dubuque Facility on April 1, 2016. For a discussion of the East Dubuque Merger, refer to Note 3 ("East Dubuque Merger") of Part II, Item 8 of this Report. Refer to Part 1, Item 1 "Business" of this Report for detailed information on our business.
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

As a result of a favorable global demand environment for grains, nitrogen fertilizer prices rose to near historic levels beginning in 2011. In addition, North American producers began to benefit from lower natural gas prices due to the significant increase in shale basin and other non-conventional production in the region. The combination of higher nitrogen fertilizer prices globally and a feedstock cost advantage led to high margins for North American nitrogen fertilizer producers. This resulted in numerous announcements for expansion plans for existing plants as well as new facility development in the corn belt and the gulf coast. The substantial majority of the additional supply from this expansion phase in North America came online in 2017. We expect product pricing may experience volatility as the new supply displaces imports into the U.S. However, over the longer-term the U.S. is expected to remain a net importer of nitrogen fertilizer with domestic prices influenced by the higher cost of imported tons into the U.S.
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
We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. Our products leave our Coffeyville Facility either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges; however, we do incur costs to maintain and repair our railcar fleet including expenses related to regulatory inspections and repairs. For example, many of our railcars require specific regulatory inspections and repairs due on ten-year intervals. The extent and frequency of railcar fleet maintenance and repair costs are generally expected to change based partially on when regulatory inspections and repairs are due for our railcars under the relevant regulations.
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
We upgrade substantially all of our ammonia production at our Coffeyville Facility into UAN and will continue to do so for as long as it makes economic sense. For the years ended December 31, 2017, 2016 and 2015, we upgraded approximately 88%, 93% and 96% respectively, of our Coffeyville Facility ammonia production into UAN, a product that presently generates greater profit than ammonia. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales at our East Dubuque Facility are heavily weighted toward sales of ammonia and UAN. For both the year ended December 31, 2017 and post-acquisition period ended December 31, 2016, approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products.
The high fixed cost of the Coffeyville Facility's direct operating expense structure also directly affects our profitability. Our Coffeyville Facility's pet coke gasification process results in a significantly higher percentage of fixed costs than a natural gas-based fertilizer plant, such as our East Dubuque Facility. In addition, while less than our Coffeyville Facility, our East Dubuque Facility has a significant amount of fixed costs. Major fixed operating expenses include a large portion of electrical energy, employee labor, and maintenance, including contract labor, and outside services.
Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the years ended December 31, 2017, 2016 and 2015, we expensed approximately $8.1 million, $7.8 million and $11.9 million, respectively, for pet coke, which equaled an average cost per ton of $17, $15 and $25, respectively.
Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Our East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Facility. For the year ended December 31, 2017 and 2016, we incurred approximately $26.3 million and $13.3 million for feedstock natural gas, which equaled an average cost of $3.26 and $2.87 per MMBtu.
Consistent, safe and reliable operations at our nitrogen fertilizer plants are critical to our financial performance and results of operations. In addition, consistent, safe and reliable operations at the Linde air separation unit, which supplies oxygen, nitrogen and compressed dry air to our Coffeyville Facility, is critical to our financial performance and results of operations. Unplanned downtime at either of our facilities or at the Linde air separation unit may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that takes into account margin environment, the availability of resources to perform the needed maintenance, feedstock logistics and other factors.
Historically, the Coffeyville Facility has undergone a full facility turnaround approximately every two to three years. The Coffeyville Facility underwent a full facility turnaround in the third quarter of 2015 and the gasifier, ammonia and UAN units were down for between 17 to 20 days each at a cost of approximately $7.0 million, exclusive of the impacts due to the lost production during the downtime. The Coffeyville Facility is planning to undergo the next scheduled full facility turnaround in the second quarter of 2018, which is expected to last approximately 15 days at an estimated cost of $7 million, exclusive of the impact of the lost production during the downtime.
Historically, the East Dubuque Facility has also undergone a full facility turnaround approximately every two to three years. The East Dubuque Facility underwent a full facility turnaround in the second quarter of 2016 and the ammonia and UAN units were down for approximately 28 days at a cost of approximately $6.6 million, exclusive of the impacts due to the lost production during the downtime. We determined that there were more pressing preventative maintenance issues at the East Dubuque Facility, so we completed a scheduled turnaround at the East Dubuque Facility in the third quarter of 2017 and the ammonia and UAN units were down for approximately 14 days at a cost of approximately $2.6 million, exclusive of the impacts of the lost production during the downtime.
Subsequent to the fourth quarter of 2017, the East Dubuque Facility experienced an additional outage caused by a boiler feed water leak resulting in 12 days of downtime, and the associated repair costs were not material.
Agreements with CVR Energy and CVR Refining
We are party to several agreements with CVR Energy and its affiliates that govern the business relations among us, CVR Energy and its subsidiaries (including CVR Refining, and our general partner). These include the pet coke supply agreement under which we buy the pet coke we use in our nitrogen fertilizer plant; a services agreement, under which CVR Energy and its affiliates provide us with management services including the services of its senior management team; a feedstock and shared services agreement, which governs the provision of feedstocks, including, but not limited to, high-pressure steam, nitrogen, instrument air, oxygen and natural gas; a hydrogen purchase and sale agreement, which governs the purchase of hydrogen for our Coffeyville Facility; a raw water and facilities sharing agreement, which allocates raw water resources between the two facilities in Coffeyville; an easement agreement; an environmental agreement; a lease agreement pursuant to which we lease office space and laboratory space; and certain financing agreements we entered into in connection with the East Dubuque Merger. These agreements were not the result of arm's length negotiations and the terms of these agreements are not necessarily as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. See Note 14 ("Related Party Transactions") to Part II, Item 8 of this Report for additional discussion of the agreements.
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

Major Scheduled Turnaround Activities
Scheduled full facility turnarounds occurred at the East Dubuque Facility during the third quarter of 2017 and during the second quarter of 2016. A scheduled full facility turnaround occurred at the Coffeyville Facility during the third quarter of 2015. Overall results were negatively impacted by the cost of turnaround, as well as the lost margin due to the lost production during the downtime. See "Major Influences on Results of Operations" above for further discussion of turnaround activities.
Unplanned Downtime
Linde owns, operates and maintains the air separation plant that provides contract volumes of oxygen, nitrogen, and compressed dry air to our Coffeyville Facility. During the third quarter of 2015, the Linde air separation unit experienced downtime, in excess of the downtime associated with the scheduled full facility turnaround discussed above, that resulted in the gasification, ammonia and UAN units at our Coffeyville Facility being down for between 16 to 19 days each. Overall results were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2015.
Production levels in the third quarter of 2017 were impacted by eight days of unplanned downtime due to an exchanger outage at our East Dubuque Facility. Production levels in the fourth quarter of 2017 were negatively impacted by approximately 12 days of unplanned downtime due to a refractory failing in the piping at our East Dubuque Facility. Repair costs for these unplanned outages were not material.
Indebtedness
On April 1, 2016, as a result of the East Dubuque Merger, the Partnership acquired CVR Nitrogen, including its debt. During the second quarter of 2016, the Partnership used $300.0 million of funds from the senior term loan credit facility with Coffeyville Resources, LLC, a related party, to finance the payoff of CVR Partners' $125.0 million term loan, payoff CVR Nitrogen's credit facility outstanding balance of $49.1 million, and to fund the cash merger consideration and certain merger-related expenses. In June 2016, the Partnership issued $645.0 million aggregate principal of 9.250% Senior Secured Notes due 2023 to refinance the substantial majority of its existing debt. Also as a result of the financing transactions, the Partnership recognized a loss on debt extinguishment of approximately $5.1 million during the year ended December 31, 2016. As a result of the financing transactions, the Partnership's interest expense increased for the years ended December 31, 2017 and 2016 as compared to the year ended December 31, 2015.
Industry Factors
A broad range of factors, including those outlined below, primarily affects our operating results.
Commodities
Our products are globally traded commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions and changes in supply and demand.
Agricultural
The three primary forms of nitrogen fertilizer used in the United States of America are ammonia, urea and UAN. Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis.
Nutrients are depleted in soil over time and therefore must be replenished through fertilizer use. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts and it accounts for approximately 57% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Industry Association.

Supply and Demand Factors
Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world and increased consumption of bio-fuels. According to the International Fertilizer Industry Association, from 1974 to 2015, global fertilizer demand grew 2.0% annually. Global fertilizer use, consisting of nitrogen, phosphate and potassium, is projected to increase by 34% between 2010 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China's wheat and coarse grains production is estimated to have increased 33% between 2007 and 2017, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,200% over the same period, according to the United States Department of Agriculture ("USDA").
The United States is the world's largest exporter of coarse grains, accounting for 34% of world exports and 30% of world production for the fiscal year ended September 30, 2017, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon’s 2017 estimates, the United States is the world’s third largest consumer of nitrogen fertilizer and the world's largest importer of nitrogen fertilizer. Fertecon estimates indicate that the United States represented 11% of total global nitrogen fertilizer consumption for 2017, with China and India as the top consumers representing 27% and 14% of total global nitrogen fertilizer consumption, respectively.
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
The decline of natural gas prices have led to existing and new producers considering construction of new or expanding existing nitrogen fertilizer production facilities in the United States. The substantial majority of the incremental nitrogen fertilizer supply associated with the construction of confirmed new production facilities is expected to be substantially completed in 2018. Once the increased production comes on-stream, we expect the United States will still require net imports into the United States to meet domestic demand for nitrogen fertilizers.
2017 Market Conditions
Our 2017 results were impacted by new U.S. domestic nitrogen production and the resulting low nitrogen fertilizer selling prices. Through most of 2017, pricing for U.S. nitrogen fertilizer often traded below parity with international pricing due to the new U.S. supply. Seasonal decreases in agricultural demand combined with delayed customer purchasing activity resulted in multi-year lows in nitrogen fertilizer selling prices during the second half of the year. Our average selling price for UAN for the year ended December 31, 2017 was $152 per ton compared to $177 per ton in 2016, a decrease of 14%, and the average selling price for ammonia for the year ended December 31, 2017 was $280 per ton compared to $376 per ton in 2016.
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
The following tables summarize the financial data and key operating statistics for CVR Partners and our subsidiaries for fiscal years ended December 31, 2017, 2016 and 2015. The results of operations for our East Dubuque Facility are included for the post-acquisition period beginning April 1, 2016. The following data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2017	2016	2015

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$330.8	$356.3	$289.2

Cost of materials and other – Affiliates	7.5	2.6	6.7
Cost of materials and other – Third parties	77.4	91.1	58.5
	84.9	93.7	65.2
Direct operating expenses – Affiliates (1) (2)	3.9	4.2	4.1
Direct operating expenses – Third parties (1) (2)	149.0	137.5	95.0
Major scheduled turnaround expenses	2.6	6.6	7.0
	155.5	148.3	106.1
Depreciation and amortization	74.0	58.2	28.4
Cost of sales	314.4	300.2	199.7

Selling, general and administrative expenses – Affiliates (3)	15.6	15.0	14.0
Selling, general and administrative expenses – Third parties (3)	10.0	14.3	6.8
	25.6	29.3	20.8
Operating income (loss)	(9.2)	26.8	68.7
Interest expense and other financing costs	(62.9)	(48.6)	(7.0)
Loss on extinguishment of debt	—	(4.9)	—
Other income (expense), net	(0.5)	0.1	0.3
Total other expense	(63.4)	(53.4)	(6.7)
Income (loss) before income tax expense	(72.6)	(26.6)	62.0
Income tax expense	0.2	0.3	—
Net income (loss)	$(72.8)	$(26.9)	$62.0

EBITDA (4)*	$64.3	$80.2	$97.4
Adjusted EBITDA (4)*	$65.8	$92.7	$106.8
Available cash for distribution (5)*	$(9.7)	$48.6	$81.0

Reconciliation to net sales:
Fertilizer sales net at gate	$290.0	$309.0	$248.8
Freight in revenue	32.8	33.0	27.2
Hydrogen revenue	0.4	3.2	11.8
Other, including the impact of purchase accounting	7.6	11.1	1.4
Total net sales	$330.8	$356.3	$289.2
________________________________
* See footnote (4) and (5) below for discussion of non-GAAP financial measures.

(1)	Direct operating expenses are shown exclusive of depreciation and amortization.

(2)	Amounts are shown exclusive of major scheduled turnaround expenses that are separately disclosed.

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

A reconciliation of consolidated Net income (loss) to consolidated EBITDA and consolidated Adjusted EBITDA is as follows:

	Three Months Ended December 31,	Year Ended December 31,
	2017	2017	2016	2015

	(in millions)
Net income (loss)	$(27.4)	$(72.8)	$(26.9)	$62.0
Add:
Interest expense and other financing costs, net	15.8	62.9	48.6	7.0
Income tax expense	0.2	0.2	0.3	—
Depreciation and amortization	19.1	74.0	58.2	28.4
EBITDA	$7.7	$64.3	$80.2	$97.4
Add:
Major scheduled turnaround expenses	—	2.6	6.6	7.0
Share-based compensation, non-cash	—	—	—	0.1
Loss on extinguishment of debt	—	—	4.9	—
Expenses associated with the East Dubuque Merger	—	—	3.1	2.3
Less:
Insurance recovery - business interruption	—	(1.1)	(2.1)	—
Adjusted EBITDA	$7.7	$65.8	$92.7	$106.8

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

A reconciliation of consolidated Adjusted EBITDA to Available cash for distribution is as follows:

	Three Months Ended December 31,	Year Ended December 31,
	2017	2017	2016	2015

	(in millions, except units and per unit data)
Adjusted EBITDA	$7.7	$65.8	$92.7	$106.8
Adjustments:
Less:
Net cash interest expense (excluding capitalized interest) and debt service	(15.0)	(59.9)	(46.1)	(6.0)
Maintenance capital expenditures	(3.0)	(14.1)	(13.7)	(9.6)
Major scheduled turnaround expenses	—	(2.6)	(6.6)	(7.0)
Cash reserves for future turnaround expenses	—	—	—	(7.9)
Expenses associated with the East Dubuque Merger	—	—	(3.1)	(2.3)
Add:
Insurance recovery - business interruption	—	1.1	6.1	—
Impact of purchase accounting	—	—	13.0	—
Available cash associated with East Dubuque 2016 first quarter	—	—	6.3	—
Release of cash reserves established for turnaround expenses	—	—	—	7.0
Available cash for distribution	$(10.3)	$(9.7)	$48.6	$81.0
Distribution declared, per common unit	$—	$0.02	$0.44	$1.11
Common units outstanding (in thousands)	113,283	113,283	113,283	73,128

The following tables show selected information about key operating statistics and market indicators for our business:

	Year Ended December 31,
	2017	2016	2015
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	286.1	201.4	32.3
UAN	1,254.5	1,237.5	939.5
Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$280	$376	$521
UAN	$152	$177	$247
Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	814.7	693.5	385.4
Ammonia (net available for sale) (2)	267.8	183.6	37.3
UAN	1,268.4	1,192.6	928.6
Feedstock:
Petroleum coke used in production (thousand tons)	487.5	513.7	469.9
Petroleum coke used in production (dollars per ton)	$17	$15	$25
Natural gas used in production (thousands of MMBtu) (3)	7,619.5	5,596.0	—
Natural gas used in production (dollars per MMBtu) (3) (4)	$3.24	$2.96	$—
Natural gas in cost of materials and other (thousands of MMBtu) (3)	8,051.5	4,618.7	—
Natural gas in cost of materials and other (dollars per MMBtu) (3) (4)	$3.26	$2.87	$—
Coffeyville Facility on-stream factors (5):
Gasification	98.5%	96.9%	90.2%
Ammonia	97.4%	94.9%	87.5%
UAN	91.7%	93.1%	87.3%
East Dubuque Facility on-stream factors (5):
Ammonia	90.4%	87.7%	—%
UAN	90.3%	87.3%	—%
Market Indicators:
Ammonia – Southern plains (dollars per ton)	$314	$356	$510
Ammonia – Corn belt (dollars per ton)	$358	$416	$566
UAN – Corn belt (dollars per ton)	$192	$208	$284
Natural gas NYMEX (dollars per MMbtu)	$3.02	$2.55	$2.63
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

(3)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expenses (exclusive of depreciation and amortization).

(4)	The cost per MMBtu excludes derivative activity, when applicable. The impact of natural gas derivative activity was not material for the periods presented.

(5)	On-stream factor is the total number of hours operated divided by the total number of hours in the reporting period and is included as a measure of operating efficiency.

Coffeyville Facility
The Linde air separation unit experienced a shut down during the second quarter of 2017. Following the Linde outage, the Coffeyville Facility UAN unit experienced a number of operational challenges, resulting in approximately 11 days of UAN downtime during the second quarter of 2017. Excluding the impact of the Linde air separation unit outage at the Coffeyville Facility, the UAN unit on-stream factors at the Coffeyville Facility would have been 94.7% for the year ended December 31, 2017.
Excluding the impact of the full facility turnaround and the Linde air separation unit outages at the Coffeyville Facility, the on-stream factors for the year ended December 31, 2015 would have been 99.9% for gasifier, 97.7% for ammonia and 97.6% for UAN.
East Dubuque Facility
Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 94.2% for ammonia and 94.0% for UAN for the year ended December 31, 2017.

Excluding the impact of the full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 97.8% for ammonia and 97.1% for UAN for the post-acquisition period ended December 31, 2016.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

The year ended December 31, 2017 is not comparable to the year ended December 31, 2016 due to the acquisition of the East Dubuque Facility on April 1, 2016. Where appropriate, the East Dubuque Facility has been excluded from comparative discussions.

Net Sales.    Consolidated net sales were $330.8 million for the year ended December 31, 2017, compared to $356.3 million for the year ended December 31, 2016.

Excluding the East Dubuque Facility, net sales were $195.8 million for the year ended December 31, 2017 compared to $228.3 million for the year ended December 31, 2016. The decrease of $32.5 million was primarily attributable to the lower UAN sales prices ($24.0 million), lower UAN sales volumes ($7.2 million) and lower ammonia sales prices ($4.5 million), partially offset by higher ammonia sales volumes ($6.5 million) at the Coffeyville Facility. For the year ended December 31, 2017, UAN and ammonia made up $170.5 million and $18.4 million of our Coffeyville Facility net sales, respectively, including freight. This compared to UAN and ammonia net sales of $201.7 million and $16.4 million, respectively, for the year ended December 31, 2016, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the year ended December 31, 2017 as compared to the year ended December 31, 2016:

	Price Variance	Volume Variance

	(in millions)
UAN	$(24.0)	$(7.2)
Ammonia	$(4.5)	$6.5
Hydrogen	$(0.2)	$(2.6)

The decrease in UAN and ammonia sales prices at the Coffeyville Facility for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to pricing fluctuation in the market.
Cost of Materials and Other.   Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Consolidated cost of materials and other for the year ended December 31, 2017 was $84.9 million, compared to $93.7 million for the year ended December 31, 2016.
Excluding the East Dubuque Facility, cost of materials and other was $55.0 million for the year ended December 31, 2017 compared to $57.0 million for the year ended December 31, 2016. The decrease of $2.0 million was attributable to lower costs from transactions with third parties of $6.9 million, partially offset by higher transactions with affiliates of $4.9 million. The decrease in transactions with third parties was primarily the result of decreased distribution costs due to the timing of regulatory railcar repairs and maintenance ($3.5 million) and a reduction of expenses due to lower UAN sales at the Coffeyville Facility. The increase in transactions with affiliates was primarily the result of increased hydrogen purchases from a subsidiary of CVR Refining ($4.0 million).
Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Direct operating expenses consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Consolidated direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2017 were $155.5 million, as compared to $148.3 million for the year ended December 31, 2016.
Excluding the East Dubuque Facility, direct operating expenses were $94.4 million for the year ended December 31, 2017 compared to $92.6 million for the year ended December 31, 2016. The increase of $1.8 million was attributable to higher costs from transactions with third parties of $3.0 million, partially offset by a decrease in transactions with affiliates of $1.2 million. The increase in transactions with third parties was primarily the result of higher utilities ($4.3 million) mostly due to higher electricity prices and also the result of other less significant fluctuations, partially offset by lower repairs and maintenance ($3.2 million).
Depreciation and Amortization Expense.    Consolidated depreciation expense was $74.0 million for the year ended December 31, 2017, as compared to $58.2 million for the year ended December 31, 2016.
Excluding the East Dubuque Facility, depreciation expense was $28.2 million and $28.0 million for the years ended December 31, 2017 and 2016, respectively.
Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the direct expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and CRLLC, on our behalf and billed or allocated to us in accordance with the applicable agreement. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf, and such costs are recorded for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Consolidated selling, general and administrative expenses were $25.6 million for the year ended December 31, 2017, as compared to $29.3 million for the year ended December 31, 2016.
Excluding the East Dubuque Facility, selling, general and administrative expenses were $20.0 million for the year ended December 31, 2017 compared to $22.8 million for the year ended December 31, 2016. The decrease of $2.8 million was primarily attributable to a decrease in expenses associated with the East Dubuque Merger ($3.1 million).
Interest Expense and Other Financing Costs.    Consolidated interest expense was $62.9 million for the year ended December 31, 2017, as compared to $48.6 million for the year ended December 31, 2016. The increase of $14.3 million was primarily due to lower outstanding debt in the first quarter of 2016. See Note 10 ("Debt") to Part II, Item 8 of this Report for a discussion of the financing transactions that occurred in the second quarter of 2016.
Net Loss.    For the year ended December 31, 2017, consolidated net loss was $72.8 million, as compared to $26.9 million for the year ended December 31, 2016, a decrease of $45.9 million. The change in net loss was primarily due to the factors noted above.
Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
The year ended December 31, 2016 is not comparable to the year ended December 31, 2015 due to the acquisition of the East Dubuque Facility on April 1, 2016. Where appropriate, the East Dubuque Facility has been excluded from comparative discussions.
Net Sales.    Consolidated net sales were $356.3 million for the year ended December 31, 2016, compared to $289.2 million for the year ended December 31, 2015.
Excluding the East Dubuque Facility, net sales were $228.3 million for the year ended December 31, 2016 compared to $289.2 million for the year ended December 31, 2015. The decrease of $60.9 million was attributable to lower UAN sales prices ($69.8 million), lower ammonia sales prices ($7.6 million), and lower hydrogen sales volumes and prices ($6.8 million and $1.8 million, respectively), partially offset by higher UAN sales volumes ($16.8 million) and ammonia sales volumes ($6.8 million) at the Coffeyville Facility. For the year ended December 31, 2016, UAN and ammonia made up $201.7 million and $16.4 million of our Coffeyville Facility net sales, respectively. This compared to UAN and ammonia net sales of $258.8 million and $17.2 million, respectively, for the year ended December 31, 2015.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales at the Coffeyville Facility for the year ended December 31, 2016 as compared to the year ended December 31, 2015:

	Price Variance	Volume Variance

	(in millions)
UAN	$(69.8)	$16.8
Ammonia	$(7.6)	$6.8
Hydrogen	$(1.8)	$(6.8)

The decrease in UAN and ammonia sales prices at the Coffeyville Facility for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to pricing fluctuation in the market. The increase in UAN and ammonia sales volume at the Coffeyville Facility for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to the lost production during the Q3 2015 Coffeyville Facility major scheduled turnaround. Lower hydrogen needs from CVR Refining resulted in decreased hydrogen sales volume at the Coffeyville Facility for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Cost of Materials and Other.    Consolidated cost of materials and other for the year ended December 31, 2016 was $93.7 million, compared to $65.2 million for the year ended December 31, 2015.
Excluding the East Dubuque Facility, cost of materials and other was $57.0 million for the year ended December 31, 2016 and $65.2 million for the year ended December 31, 2015. The decrease of $8.2 million was attributable to lower costs from transactions with third parties of $4.1 million and affiliates of $4.1 million. The lower third-party costs incurred was primarily the result of less purchased ammonia ($12.6 million), partially offset by higher regulatory railcar repairs ($3.6 million) and freight expenses ($3.2 million). The lower affiliate costs incurred were primarily the result of lower expense of CVR Refining pet coke due to lower affiliate pet coke prices.
Direct Operating Expenses (Exclusive of Depreciation and Amortization).    Consolidated direct operating expenses (exclusive of depreciation and amortization) for the year ended December 31, 2016 were $148.3 million, as compared to $106.1 million for the year ended December 31, 2015.
Excluding the East Dubuque Facility, direct operating expenses were $92.6 million for the year ended December 31, 2016 and $106.1 million for the year ended December 31, 2015. The decrease of $13.5 million was primarily due to lower turnaround expenses ($7.0 million), lower utilities ($2.4 million) and other less significant fluctuations. The decrease in turnaround expenses were related to the turnaround during the third quarter of 2015 and the decrease in utilities is primarily the result of lower electrical rates.
Depreciation and Amortization Expense.    Consolidated depreciation expense was $58.2 million for the year ended December 31, 2016, as compared to $28.4 million for the year ended December 31, 2015. The increase of $29.8 million was primarily attributable to the inclusion of the East Dubuque Facility.
Selling, General and Administrative Expenses.    Consolidated selling, general and administrative expenses were $29.3 million for the year ended December 31, 2016, as compared to $20.8 million for the year ended December 31, 2015.
Excluding the East Dubuque Facility, selling, general and administrative expenses were $22.8 million for the year ended December 31, 2016 and $20.8 million for the year ended December 31, 2015. The increase of $2.0 million was primarily attributable to increased expenses associated with the East Dubuque Merger ($0.8 million).
Interest Expense and Other Financing Costs.    Consolidated interest expense was $48.6 million for the year ended December 31, 2016, as compared to $7.0 million for the year ended December 31, 2015. The increase of $41.6 million was primarily due to the debt assumed in the East Dubuque Merger, the higher interest rate senior term loan credit facility with CRLLC, the increased borrowings and higher interest rate on the 2023 Notes.
Net Income (Loss).    For the year ended December 31, 2016, consolidated net loss was $26.9 million, as compared to $62.0 million of net income for the year ended December 31, 2015, a decrease of $88.9 million. The decrease in net income was primarily due to the factors noted above.

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
Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all. For discussion of our cash distribution policy, refer to Note 7 ("Partners’ Capital and Partnership Distributions") of Part II, Item 8 of this Report.
Cash Balance and Other Liquidity
As of December 31, 2017, we had cash and cash equivalents of $49.2 million, including $12.9 million of customer advances. As of December 31, 2016, we had $55.6 million in cash and cash equivalents, including $12.6 million of customer advances. The working capital at December 31, 2017 was $62.8 million, consisting of $118.9 million in current assets and $56.1 million in current liabilities. Working capital at December 31, 2016 was $71.5 million, consisting of $134.5 million in current assets and $63.0 million in current liabilities. As of February 20, 2018, we had cash and cash equivalents of approximately $59.4 million.
Senior Notes
The Partnership's $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023 are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.
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
See Note 10 ("Debt") of Part II, Item 8 of this Report for additional information on the 2023 Notes, including a description of the covenants contained therein. We were in compliance with the covenants as of December 31, 2017.

The Partnership also had a nominal principal amount of 6.5% Senior Notes due 2021 (the "2021 Notes") outstanding as of December 31, 2017, which contain substantially no restrictive covenants and are not secured. See Note 10 ("Debt") of Part II, Item 8 of this Report for additional information regarding the 2021 Notes.
Asset Based (ABL) Credit Facility.
The Partnership has an ABL Credit Facility, the proceeds of which may be used to fund capital expenditures and working capital and general corporate purposes of the Partnership and its subsidiaries. The ABL Credit Facility is a senior secured asset-based revolving credit facility with an aggregate principal amount of availability of up to $50.0 million with an incremental facility, which permits an increase in borrowings of up to $25.0 million in the aggregate subject to additional lender commitments and certain other conditions. The ABL Credit Facility matures September 30, 2021.
As of February 20, 2018, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $46.4 million. There were no borrowings outstanding under the ABL Credit Facility as of December 31, 2017. Availability under the ABL Credit Facility was limited by borrowing base conditions. See Note 10 ("Debt") of Part II, Item 8 of this Report for information on the ABL Credit Facility, including a description of the covenants contained therein. We were in compliance with the covenants as of December 31, 2017.
Capital Spending
We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields, and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred. Our total capital expenditures for the year ended December 31, 2017 was $14.5 million, including $14.1 million maintenance capital spending and the remainder was for growth capital projects.
Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Our estimated maintenance and growth capital expenditures are expected to be approximately $18 million and $3 million, respectively, for the year ending December 31, 2018. Our estimated capital expenditures are subject to adjustments due to unanticipated changes in the cost, scope and completion time for our capital projects. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities. We may also accelerate or defer some capital expenditures from time to time.
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
The East Dubuque Facility underwent scheduled full facility turnarounds during the second quarter of 2016 and during the third quarter of 2017. The Coffeyville Facility underwent a scheduled full facility turnaround during the third quarter of 2015. See "Major Influences on Results of Operations" above for further discussion of turnaround activities.
Distributions to Unitholders
The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. See Note 7 ("Partners’ Capital and Partnership Distributions") of Part II, Item 8 of this report for additional information on cash distributions paid to unitholders.

Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
	2017	2016	2015

	(in millions)
Net cash flow provided by (used in):
Operating activities	$10.4	$45.0	$78.4
Investing activities	(14.5)	(87.1)	(16.9)
Financing activities	(2.3)	47.7	(91.4)
Net decrease in cash and cash equivalents	$(6.4)	$5.6	$(29.9)
Cash Flows Provided by Operating Activities
For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.
Net cash flows provided by operating activities for the year ended December 31, 2017 were approximately $10.4 million. The positive cash flow from operating activities generated over this period was primarily driven by a net loss of $72.8 million, partially offset by non-cash depreciation and amortization of $74.0 million and amortization of deferred financing costs and original issue discount of $3.0 million. Net cash inflows from trade working capital of $4.3 million positively impacted operating cash flow, partially offset by net cash outflows from other working capital of $3.0 million. The net cash inflow for trade working capital was due to a decrease in accounts receivable of $4.1 million and a decrease in inventory of $2.5 million, partially offset by a decrease in accounts payable of $2.3 million. The decrease in accounts receivable was primarily attributable to the normal fluctuations in the timing of payments. The net cash outflow for other working capital was due to a decrease to accrued expenses and other current liabilities of $5.0 million, partially offset by a decrease to prepaid expenses and other current assets of $1.1 million and an increase in deferred revenue of $0.9 million. The decrease in accrued expenses and other current liabilities was primarily a result of decreases in balances related to the timing of accrued railcar regulatory inspections of $1.8 million and other less significant fluctuations.
Net cash flows provided by operating activities for the year ended December 31, 2016 were $45.0 million. The positive cash flow from operating activities generated over this period was primarily driven by a net loss of $26.9 million, offset by non-cash depreciation and amortization of $58.2 million and amortization of deferred financing costs and original issue discount of $1.7 million. Net cash inflows from trade working capital of $39.4 million positively impacted operating cash flows, partially offset by net cash outflows from other working capital of $35.6 million. The net cash inflow for trade working capital was due to a decrease in inventory of $31.4 million, an increase in accounts payable of $5.8 million and a decrease in accounts receivable of $2.2 million. The Partnership acquired $45.8 million of trade working capital in the East Dubuque Merger, including $49.0 million of the fair value of inventory. Excluding the working capital acquired in the East Dubuque Merger, fluctuations in trade working capital decreased our operating cash flow by $6.4 million due to increases in inventories of $17.6 million and accounts receivable of $6.8 million, partially offset by an increase in accounts payable of $18.0 million. The increase in inventory, accounts receivable and accounts payable is primarily attributable to the inclusion of East Dubuque amounts as of December 31, 2016. The net cash outflow for other working capital was due to a decrease in deferred revenue of $20.4 million, a decrease to accrued expenses and other current liabilities of $17.5 million, partially offset by a decrease to prepaid expenses and other current assets of $2.4 million for the year ended December 31, 2016. The Partnership acquired $49.4 million of negative other working capital in the East Dubuque Merger, including $29.8 million fair value of deferred revenue. Excluding the working capital acquired in the East Dubuque Merger, fluctuations in other working capital increased operation cash flow by $13.9 million, including an increases of deferred revenue of $9.4 million and accrued expenses and other current liabilities of $7.3 million, partially offset by decreases in prepaid expenses and other current assets of $2.8 million.
Net cash flows provided by operating activities for the year ended December 31, 2015 were $78.4 million. The positive cash flow from operating activities generated over this period was primarily driven by net income of $62.0 million, non-cash depreciation and amortization of $28.4 million, partially offset by net cash outflows from trade working capital of $3.6 million and net cash outflows from other working capital of $11.5 million. The net cash outflow from trade working capital was due to an increase in inventory of $1.9 million, a decrease in accounts payable of $1.6 million and an increase in accounts receivable of approximately $0.1 million. The net cash outflow from other working capital was due to a decrease in deferred revenue of $10.5 million, a decrease to accrued expenses and other current liabilities of $3.2 million, partially offset by a decrease to prepaid expenses and other current assets of approximately $2.2 million. The decrease in deferred revenue was primarily attributable to lower market demand for prepaid contracts for the year ended December 31, 2015. The decrease in accrued expenses and other current liabilities was primarily attributable to decreases in balances related to accrued railcar regulatory inspections of $2.6 million due to a larger portion of our fleet due for regulatory inspections and repairs during 2014. The decrease in prepaid expenses was primarily attributable to a decrease in intercompany amounts due from a subsidiary of CVR Refining that include the transfer of hydrogen, the timing of insurance payments and other less significant changes.
Cash Flows Used In Investing Activities
Net cash flows used in investing activities for the year ended December 31, 2017 were $14.5 million and were the result of capital expenditures. The net cash used in investing activities for the year ended December 31, 2016 was $87.1 million and was the result of cash merger consideration of $63.9 million, net of cash acquired, and capital expenditures of $23.2 million primarily related to maintenance capital of $13.7 million, a $7.7 million growth capital project at the East Dubuque Facility and various individually less significant growth projects. Net cash used in investing activities for the year ended December 31, 2015 was $16.9 million and was the result of capital expenditures primarily related to various individually less significant projects.
Cash Flows Used In Financing Activities
Net cash flows used in financing activities for the year ended December 31, 2017 were $2.3 million and were attributable to quarterly cash distributions. The net cash provided by financing activities for the year ended December 31, 2016 of $47.7 million was primarily attributable to the financing transactions discussed in Note 3 ("East Dubuque Merger") of Part II, Item 8 of this Report, partially offset by the quarterly cash distributions of $69.6 million and the purchase of 400,000 CVR Nitrogen common units from CVR Energy for $5.0 million as discussed in Note 3 ("East Dubuque Merger") to Part II, Item 8 of this Report. Net cash flows used in financing activities for the year ended December 31, 2015 were $91.4 million and were attributable to quarterly cash distributions.

Capital and Commercial Commitments
We are required to make payments relating to various types of obligations. See Note 13 ("Commitments and Contingencies") in Part II, Item 8 of this Report for more information. The following table summarizes our minimum payments as of December 31, 2017 relating to long-term debt, operating leases, unconditional purchase obligations with third parties and affiliates and interest payments for the five years ending December 31, 2022 and thereafter.
Contractual Obligations

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter

	(in millions)
Long-term debt (1)	$647.2	$—	$—	$—	$2.2	$—	$645.0
Operating leases (2)	17.2	4.4	3.7	3.1	3.0	2.5	0.5
Unconditional purchase obligations with third parties (3)	45.4	24.3	10.7	3.7	2.1	2.1	2.5
Unconditional purchase obligations with affiliates (4)	67.1	4.5	4.8	4.6	4.6	4.8	43.8
Interest payments (5)	329.4	60.0	60.0	60.0	59.9	59.7	29.8
Total	$1,106.3	$93.2	$79.2	$71.4	$71.8	$69.1	$721.6
_______________________________________

(1)
Long-term debt included $645.0 million related to the 2023 Notes issued June 10, 2016 and $2.2 million related to the 2021 Notes. Refer to Note 10 ("Debt") to Part II, Item 8 of this Report for further discussion.

(2)
We lease various facilities and equipment, primarily railcars, under non-cancelable operating leases for various periods. See Note 14 ("Related Party Transactions") to Part II, Item 8 of this Report for a discussion of our railcar leases with affiliates.

(3)
The amounts include commitments under a product supply agreement with Linde for the Coffeyville Facility that expires in 2020, a pet coke supply agreement with HollyFrontier Corporation that expires in December 2018, a utility service agreement with Jo-Carroll Energy, Inc. that expires in May 2019, natural gas agreements for the East Dubuque Facility that expire in February 2018 and other less significant commitments.

(4)
The amounts include commitments under our long-term pet coke supply agreement with a subsidiary of CVR Refining, having an initial term that ends in 2027, subject to renewal. The Partnership’s purchase obligations for pet coke from a subsidiary of CVR Refining have been derived from a calculation of the average pet coke price paid over the preceding two year period. The amounts also include commitments related to a hydrogen purchase and sale agreement with a subsidiary of CVR Refining, pursuant to which the Partnership agrees to pay a monthly fixed fee. See Note 14 ("Related Party Transactions") to Part II, Item 8 of this Report for further discussion of the pet coke agreement and hydrogen purchase and sale agreement.

(5)
Interest payments are based on stated interest rates for our long-term debt outstanding as of December 31, 2017 and also includes commitment fee on the unutilized commitments of the ABL Credit Facility.

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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our critical accounting policies, listed below, could materially affect the amounts recorded in our consolidated financial statements.
•Estimated lives used in computing depreciation for property, plant and equipment
•Impairment of long-lived assets
•Goodwill impairment
•Revenue recognition
•Allocation of costs
•Share-based compensation

Refer to Note 2 ("Summary of Significant Accounting Policies") to Part II, Item 8 of this Report for a discussion of these accounting policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Commodity Price, Foreign Currency Exchange and Non-Operating Risks
We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. We have commitments to purchase natural gas for use in our East Dubuque Facility on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last decade, increasing substantially in 2008 and subsequently declining to the current lower pricing levels.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2013.
Kansas City, Missouri
February 22, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2017, and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Kansas City, Missouri
February 22, 2018

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$49,173	$55,595
Accounts receivable, net of allowance for doubtful accounts of $28 and $46, at December 31, 2017 and 2016, respectively	9,855	13,924
Inventories	54,097	58,167
Prepaid expenses and other current assets, including $315 and $750 from affiliates at December 31, 2017 and 2016, respectively	5,793	6,845
Total current assets	118,918	134,531
Property, plant, and equipment, net of accumulated depreciation	1,069,526	1,130,121
Goodwill	40,969	40,969
Other long-term assets, including $598 with affiliates at December 31, 2016	4,863	6,596
Total assets	$1,234,276	$1,312,217
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable, including $2,223 and $2,402 due to affiliates at December 31, 2017 and 2016, respectively	$23,518	$28,815
Personnel accruals, including $1,521 and $1,968 with affiliates at December 31, 2017 and 2016, respectively	8,240	9,256
Deferred revenue	12,895	12,571
Accrued expenses and other current liabilities, including $3,221 and $2,515 with affiliates at December 31, 2017 and 2016, respectively	11,442	12,374
Total current liabilities	56,095	63,016
Long-term liabilities:
Long-term debt, net of current portion	625,904	623,107
Other long-term liabilities	2,424	1,187
Total long-term liabilities	628,328	624,294
Commitments and contingencies
Partners' capital:
Common unitholders, 113,282,973 units issued and outstanding at December 31, 2017 and 2016, respectively	549,852	624,906
General partner interest	1	1
Total partners' capital	549,853	624,907
Total liabilities and partners' capital	$1,234,276	$1,312,217
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015

	(in thousands, except per unit data)
Net sales	$330,802	$356,284	$289,194
Operating costs and expenses:
Cost of materials and other - Affiliates	7,473	2,645	6,701
Cost of materials and other - Third parties	77,401	91,148	58,488
	84,874	93,793	65,189
Direct operating expenses (exclusive of depreciation and amortization) - Affiliates	3,877	4,225	4,093
Direct operating expenses (exclusive of depreciation and amortization) - Third parties	151,653	144,043	101,963
	155,530	148,268	106,056
Depreciation and amortization	73,986	58,246	28,452
Cost of sales	314,390	300,307	199,697

Selling, general and administrative expenses - Affiliates	15,615	14,989	13,961
Selling, general and administrative expenses - Third parties	10,015	14,287	6,807
	25,630	29,276	20,768
Total operating costs and expenses	340,020	329,583	220,465
Operating income (loss)	(9,218)	26,701	68,729
Other income (expense):
Interest expense and other financing costs	(62,895)	(48,557)	(6,880)
Interest income	50	6	40
Loss on extinguishment of debt	—	(4,862)	—
Other income (expense), net	(505)	103	164
Total other expense	(63,350)	(53,310)	(6,676)
Income (loss) before income tax expense	(72,568)	(26,609)	62,053
Income tax expense	220	329	11
Net income (loss)	$(72,788)	$(26,938)	$62,042

Net income (loss) per common unit - basic	$(0.64)	$(0.26)	$0.85
Net income (loss) per common unit - diluted	$(0.64)	$(0.26)	$0.85
Weighted-average common units outstanding:
Basic	113,283	103,299	73,123
Diluted	113,283	103,299	73,131
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Net income (loss)	$(72,788)	$(26,938)	$62,042
Other comprehensive income (loss):
Change in fair value of interest rate swaps	—	—	(137)
Net loss reclassified into income on settlement of interest rate swaps	—	119	1,056
Other comprehensive income	—	119	919
Total comprehensive income (loss)	$(72,788)	$(26,819)	$62,961

See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

	Common Units
	Issued	Amount	General Partner Interest	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total

	(in thousands, except unit data)
Balance at December 31, 2014	73,122,997	$414,968	$1	$(1,038)	$—	$413,931
Cash distributions to common unitholders – Affiliates	—	(48,650)	—	—	—	(48,650)
Cash distributions to common unitholders – Non-affiliates	—	(42,754)	—	—	—	(42,754)
Share-based compensation – Affiliates	—	83	—	—	—	83
Issuance of units under LTIP – Affiliates	7,707	—	—	—	—	—
Redemption of common units	(2,435)	(19)	—	—	—	(19)
Net income	—	62,042	—	—	—	62,042
Other comprehensive income	—	—	—	919	—	919
Balance at December 31, 2015	73,128,269	$385,670	$1	$(119)	$—	$385,552
Cash distributions to common unitholders – Affiliates	—	(27,633)	—	—	—	(27,633)
Cash distributions to common unitholders – Non-affiliates	—	(41,956)	—	—	—	(41,956)
Share-based compensation – Affiliates	—	(1)	—	—	—	(1)
Issuance of common units for the merger consideration	40,154,704	335,693	—	—	—	335,693
Noncontrolling interest	—	—	—	—	4,564	4,564
Contribution from affiliates	—	—	—	—	507	507
Purchase of noncontrolling interest	—	71	—	—	(5,071)	(5,000)
Net loss	—	(26,938)	—	—	—	(26,938)
Other comprehensive income	—	—	—	119	—	119
Balance at December 31, 2016	113,282,973	$624,906	$1	$—	$—	$624,907
Cash distributions to common unitholders – Affiliates	—	(778)	—	—	—	(778)
Cash distributions to common unitholders – Non-affiliates	—	(1,488)	—	—	—	(1,488)
Net loss	—	(72,788)	—	—	—	(72,788)
Balance at December 31, 2017	113,282,973	$549,852	$1	$—	$—	$549,853
See accompanying notes to consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(72,788)	$(26,938)	$62,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,986	58,246	28,452
Allowance for doubtful accounts	(18)	19	(7)
Amortization of deferred financing costs and original issue discount	3,046	1,746	964
Amortization of debt fair value adjustment	—	1,250	—
Loss on disposition of assets	70	148	38
Loss on extinguishment of debt	—	4,862	—
Share-based compensation – Affiliates	2,507	1,846	1,990
Share-based compensation	514	940	357
Change in assets and liabilities:
Accounts receivable	4,087	2,185	(44)
Inventories	2,502	31,426	(1,915)
Prepaid expenses and other current assets	1,052	2,410	2,133
Other long-term assets	1,051	(1,383)	(301)
Accounts payable	(2,315)	5,794	(1,609)
Deferred revenue	904	(20,395)	(10,484)
Accrued expenses and other current liabilities	(4,969)	(17,501)	(3,193)
Other long-term liabilities	771	314	(2)
Net cash provided by operating activities	10,400	44,969	78,421
Cash flows from investing activities:
Capital expenditures	(14,556)	(23,231)	(17,023)
Acquisition of CVR Nitrogen, LP, net of cash acquired	—	(63,869)	—
Proceeds from sale of assets	—	—	78
Net cash used in investing activities	(14,556)	(87,100)	(16,945)
Cash flows from financing activities:
Principal and premium payments on 2021 Notes	—	(322,240)	—
Principal payment on CRLLC Facility	—	(300,000)	—
Principal payments on long-term debt	—	(125,000)	—
Payment of revolving debt	—	(49,100)	—
Payment of financing costs	—	(10,688)	—
Proceeds on issuance of 2023 Notes, net of original issue discount	—	628,869	—
Proceeds on CRLLC Facility	—	300,000	—
Contribution from affiliate	—	507	—
Cash distributions to common unitholders – Affiliates	(778)	(27,633)	(48,650)
Cash distribution to common unitholders – Non-affiliates	(1,488)	(41,956)	(42,754)
Purchase of noncontrolling interest	—	(5,000)	—
Redemption of common units	—	—	(19)
Net cash provided by (used in) financing activities	(2,266)	47,759	(91,423)
Net increase (decrease) in cash and cash equivalents	(6,422)	5,628	(29,947)
Cash and cash equivalents, beginning of period	55,595	49,967	79,914
Cash and cash equivalents, end of period	$49,173	$55,595	$49,967

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Supplemental disclosures:
Cash paid for income taxes, net of refunds (received)	$(195)	$14	$35
Cash paid for interest, net of capitalized interest of $189, $454 and $9 in 2017, 2016 and 2015, respectively	$59,809	$53,110	$5,916
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$889	$3,871	$1,030
Change in accounts payable related to construction in progress additions	$(2,982)	$(1,134)	$(36)
Reduction of proceeds from 2023 Notes from original issue discount	$—	$16,131	$—
Fair value of common units issued in a business combination	$—	$335,693	$—
Fair value of debt assumed in a business combination	$—	$367,500	$—
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
Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership principally produces ammonia and urea ammonium nitrate ("UAN"), an aqueous solution of urea and ammonium nitrate. The Partnership's product sales are sold on a wholesale basis in the United States of America.
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
Immediately subsequent to the East Dubuque Merger and as of December 31, 2017 and 2016 public security holders held approximately 66% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. Prior to the East Dubuque Merger public security holders held approximately 47% of the Partnership's outstanding limited partner interests and CRLLC held approximately 53% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest.
As of December 31, 2017 and 2016, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.
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
Cash and Cash Equivalents
The Partnership considers all highly liquid money market accounts with original maturities of three months or less to be cash equivalents. Under the Partnership's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the Consolidated Balance Sheets. The change in book overdrafts are reported in the Consolidated Statements of Cash Flows as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 31, 2017 and 2016 was $2.9 million and $5.8 million, respectively.
Accounts Receivable, net
CVR Partners grants credit to its customers. Credit is extended based on an evaluation of a customer's financial condition; generally, collateral is not required. Accounts receivable are due on negotiated terms and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than their contractual payment terms are considered past due. CVR Partners determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts are past due, the customer's ability to pay its obligations to CVR Partners, and the condition of the general economy and the industry as a whole. CVR Partners writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. At December 31, 2017, one customer individually represented greater than 10% of the total net accounts receivable balance. The largest concentration of credit for any one customer at December 31, 2017 and 2016 was approximately 16% and 9%, respectively, of the total accounts receivable balance.
Inventories
Inventories consist of fertilizer products which are valued at the lower of first-in, first-out ("FIFO") cost, or net realizable value. Inventories also include raw materials, precious metals, parts and supplies, which are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs. At December 31, 2017 and 2016, inventories on the Consolidated Balance Sheets included depreciation of approximately $3.5 million and $4.1 million, respectively.
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
Leasehold improvements are depreciated on the straight-line method over the shorter of the contractual lease term or the estimated useful life. Expenditures for routine maintenance and repair costs are expensed when incurred, and such expenses are reported in direct operating expenses (exclusive of depreciation and amortization) in the Partnership's Consolidated Statements of Operations.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Planned Major Maintenance Costs
The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. Costs associated with major scheduled turnarounds are included in direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations. Overall results were also negatively impacted due to the lost production during the downtime that resulted in reduced sales, partially offset by certain reduced variable expenses included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization).
The East Dubuque Facility completed a 14-day major scheduled turnaround in the third quarter of 2017 and a 28-day major scheduled turnaround during the second quarter of 2016 at a cost of approximately $2.6 million and $6.6 million, respectively, exclusive of the impacts due to the lost production.
The Coffeyville Facility completed a major scheduled turnaround during the third quarter of 2015 and the gasifier, ammonia and UAN units were down for between 17 and 20 days each at a cost of approximately $7.0 million, exclusive of the impacts due to the lost production.
Cost Classifications
Cost of materials and other consist primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen.
Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 4 ("Share‑Based Compensation").
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue Recognition
Revenues for products sold are recorded upon delivery of the products to customers, which is the point at which title is transferred, the customer has assumed the risk of loss and payment has been received or collection is reasonably assured. Deferred revenue represents customer prepayments under contracts to guarantee a price and supply of nitrogen fertilizer in quantities expected to be delivered in the next 12 months in the normal course of business. Taxes collected from customers and remitted to governmental authorities are not included in reported revenues.
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
Share-Based Compensation
The Partnership has recorded share-based compensation related to the CVR Partners, LP Long Term Incentive Plan (the "CVR Partners LTIP") and has been allocated share-based compensation from CVR Energy. The Partnership accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires that compensation costs relating to share-based payment transactions be recognized in a company's financial statements. ASC 718 applies to transactions in which an entity exchanges its equity instruments for goods or services and also may apply to liabilities an entity incurs for goods or services that are based on the fair value of those equity instruments. Currently, all of the Partnership's share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to the award vesting. See Note 4 ("Share‑Based Compensation") for further discussion.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, creating a new topic, FASB ASC Topic 606, "Revenue from Contracts with Customers," which supersedes revenue recognition requirements in FASB ASC Topic 605, " Revenue Recognition." This ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, an entity is required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017. The Partnership adopted this standard effective January 1, 2018 using the modified retrospective application method, whereby the cumulative effect of initially applying the standard is recognized, if applicable, as an adjustment to the opening balance of partners’ capital. The standard is applied prospectively and revenues reported in the periods prior to January 1, 2018 will not be changed. During the evaluation of the standard, the Partnership reviewed its existing revenue streams, including an evaluation of accounting policies, contract reviews and identification of the types of arrangements where differences may arise in the conversion to the new standard, identified practical expedients to be elected and evaluated additional disclosure requirements. The Partnership did not identify any material differences in its existing revenue recognition methods that require modification under the new standard and does not expect to record a material cumulative effect adjustment of applying the standard using the modified retrospective method. The standard's most significant impacts to the Partnership relate to enhanced disclosure requirements and a balance sheet presentation difference associated with contracts requiring customer prepayment prior to delivery. Prior to adoption of the new standard, deferred revenue was

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded upon customer prepayment. Under the new standard, a receivable and associated deferred revenue will be recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), creating a new topic, FASB ASC Topic 842, " Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method and allows for certain practical expedients. The Partnership expects its assessment and implementation plan to be ongoing during 2018 and is currently unable to reasonably estimate the impact of adopting the new leases standard on its consolidated financial statements and related disclosures. The Partnership currently believes the most significant change will relate to the recognition of right-of-use assets and leases liability on the balance sheet for existing long-term operating leases, the majority of which are railcar leases. The right of use asset, leases liability and related disclosures are expected to be material.
In January 2017, the FASB issued No. ASU 2017-04, "Simplifying the Test for Goodwill Impairment" ("ASU2017-04"). The new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill quantitative impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The standard is effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. The Partnership adopted this standard as of January 1, 2017.
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
CVR Nitrogen sold its facility located in Pasadena, Texas as a condition to closing the East Dubuque Merger. The Partnership did not receive and will not receive any consideration relating to the sale of the Pasadena, Texas facility.
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
In accordance with the FASB’s ASC Topic 805 — Business Combinations ("ASC 805"), the Partnership accounted for the East Dubuque Merger as an acquisition of a business with CVR Partners as the acquirer. ASC 805 requires that the consideration transferred be measured at the current market price at the date of the closing of the East Dubuque Merger. The aggregate merger consideration was approximately $802.4 million, including the fair value of CVR Partners common units issued of $335.7 million, cash consideration of $99.2 million and $367.5 million fair value of assumed debt. The East Dubuque Facility contributed net sales of $128.0 million and an operating loss of $1.2 million to the Consolidated Statement of Operations for the year ended December 31, 2016.
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
Merger-Related Indebtedness
CVR Nitrogen’s debt arrangements that remained in place after the closing date of the East Dubuque Merger included $320.0 million of its 6.50% notes due 2021 (the "2021 Notes"). The majority of the 2021 Notes were repurchased in June 2016, as discussed further in Note 10 ("Debt").
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

(2)
Includes an assumed liability of $11.8 million for third-party financial advisory services provided to CVR Nitrogen that became payable upon the closing of the East Dubuque Merger and was subsequently paid by CVR Partners on

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 1, 2016, which was included in operating activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2016.
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
Long-Term Incentive Plan — CVR Energy
CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of December 31, 2017, only grants of performance units under the CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ employees, officers, consultants and directors.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Unit Awards
In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with Mr. Lipinski, CVR Energy's then Chief Executive Officer and President. Compensation cost for the 2015 Performance Unit Award Agreement was recognized over the performance cycle from January 1, 2016 to December 31, 2016. The awards were fully vested at December 31, 2016 and the Partnership reimbursed CVR Energy $0.5 million for its allocated portion of the performance unit award during the first quarter of 2017. As of December 31, 2016, the Partnership had a liability of $0.5 million, for its allocated portion of the 2015 Performance Unit Award Agreement, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Compensation expense recorded for year ended December 31, 2016 related to the awards was approximately $0.5 million.

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with Mr. Lipinski. Compensation cost for the 2016 Performance Unit Award Agreement was recognized over the performance cycle from January 1, 2017 to December 31, 2017. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Compensation expense recorded for the year ended December 31, 2017 related to the awards was approximately $0.5 million. As of December 31, 2017, the Partnership had a liability of $0.5 million, for its allocated portion of the 2016 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

In November 2017, CVR Energy entered into a performance unit award agreement (the "2017 Performance Unit Award Agreement") with Mr. Lamp, CVR Energy's current Chief Executive Officer and President. Compensation cost for the 2017 Performance Unit Award Agreement will be recognized over the performance cycle from January 1, 2018 to December 31, 2018. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain performance objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at December 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to the 2017 Performance Unit Award Agreement to be recognized over a period of 1.0 year.
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
Assuming the portion of time spent on CVR Partners related matters by CVR Energy employees providing services to CVR Partners remains consistent with the amount of services provided during December 31, 2017, there was approximately $2.1 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.6 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of December 31, 2017, compensation expense has been allocated to the Partnership. Compensation expense for the years ended December 31, 2017, 2016 and 2015 related to the incentive unit awards was $1.4 million, $0.4 million and $0.9 million, respectively. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the awards.
As of December 31, 2017 and 2016, the Partnership had a liability related to these awards of $0.7 million and $0.4 million, respectively, which were recorded in accrued expenses and other current liabilities. For the years ended December 31, 2017, 2016 and 2015, the Partnership reimbursed CVR Energy $1.0 million, $0.5 million and $0.6 million, respectively, for its allocated portion of the incentive unit award payments.

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
Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner and to members of the board of directors of the general partner. Phantom unit awards made to employees and members of the board of directors of the general partner are considered non-employee equity-based awards. Awards to employees of the Partnership and employees of the general partner vest over a three-year period and awards to members of the board of directors of the general partner generally vest immediately on the grant date. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of December 31, 2017, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As phantom unit awards discussed below are cash-settled awards, they do not reduce the number of common units available for issuance.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the common units and phantom units (collectively "Units") activity under the CVR Partners LTIP during the years ended December 31, 2017, 2016 and 2015 is presented below:

	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
			(dollars in thousands)
Non-vested at December 31, 2014	243,946	$11.07	$2,376
Granted	245,199	7.87
Vested	(94,854)	12.55
Forfeited	(2,388)	10.99
Non-vested at December 31, 2015	391,903	$8.71	$3,139
Granted	680,718	6.20
Vested	(292,536)	8.78
Forfeited	(8,299)	8.72
Non-vested at December 31, 2016	771,786	$6.47	$4,638
Granted	780,372	3.48
Vested	(340,730)	7.01
Forfeited	(23,222)	6.49
Non-vested at December 31, 2017	1,188,206	$4.35	$3,897
Unrecognized compensation expense associated with the unvested phantom units at December 31, 2017 was approximately $3.3 million, which is expected to be recognized over a weighted average period of 1.7 years. Compensation expense recorded for the years ended December 31, 2017, 2016 and 2015 related to the awards under the CVR Partners LTIP was approximately $1.1 million, $1.8 million and $1.3 million, respectively. Compensation expense related to the awards issued to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - third parties and direct operating expenses (exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees and members of the board of directors of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates as the expense has been incurred for the benefit of employees or directors of the general partner.
As of December 31, 2017 and 2016, the Partnership had a liability of $0.7 million and $1.0 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which is recorded in personnel accruals on the Consolidated Balance Sheets. For the year ended December 31, 2017, 2016 and 2015, the Partnership paid cash of $1.4 million, $2.1 million and $0.8 million, respectively, to settle liability-classified awards upon vesting.
(5) Inventories
Inventories consisted of the following:

	December 31,
	2017	2016

	(in thousands)
Finished goods	$13,594	$15,860
Raw materials and precious metals	6,333	8,818
Parts and supplies	34,170	33,489
Total inventories	$54,097	$58,167

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Property, Plant, and Equipment
Property, plant, and equipment consisted of the following:

	December 31,
	2017	2016

	(in thousands)
Land and improvements	$13,092	$12,995
Buildings and improvements	16,990	14,881
Machinery and equipment	1,352,573	1,343,980
Automotive equipment	599	599
Furniture and fixtures	1,582	1,437
Railcars	16,261	16,261
Construction in progress	9,659	9,588
	$1,410,756	$1,399,741
Less: Accumulated depreciation	341,230	269,620
Total property, plant, and equipment, net	$1,069,526	$1,130,121
Capitalized interest recognized as a reduction of interest expense for the years ended December 31, 2017, 2016 and 2015 was approximately $0.2 million, $0.5 million, and $9,000, respectively.
(7) Partners’ Capital and Partnership Distributions
The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.
At both December 31, 2017 and 2016, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of cash distributions paid to the unitholders during the years ended December 31, 2017, 2016 and 2015 for the respective quarters to which the distributions relate:

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	Total Cash Distributions Paid in 2017

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$—	$0.8	$—	$—	$0.8
Amounts paid to public unitholders	—	1.5	—	—	1.5
Total amount paid	$—	$2.3	$—	$—	$2.3
Per common unit	$—	$0.02	$—	$—	$0.02
Common units outstanding (in thousands)	113,283	113,283	113,283	113,283

	December 31, 2015	March 31, 2016(1)	June 30, 2016	September 30, 2016	Total Cash Distributions Paid in 2016

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$10.5	$10.5	$6.6	$—	$27.6
Amounts paid to public unitholders	9.2	20.1	12.7	—	42.0
Total amount paid	$19.7	$30.6	$19.3	$—	$69.6
Per common unit	$0.27	$0.27	$0.17	$—	$0.71
Common units outstanding (in thousands)	73,128	113,283	113,283	113,283

	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Total Cash Distributions Paid in 2015

	($ in millions, except per common unit amounts)
Amount paid to CRLLC	$16.0	$17.5	$15.2	$—	$48.7
Amounts paid to public unitholders	14.0	15.4	13.3	—	42.7
Total amount paid	$30.0	$32.9	$28.5	$—	$91.4
Per common unit	$0.41	$0.45	$0.39	$—	$1.25
Common units outstanding (in thousands)	73,123	73,123	73,123	73,123

_____________________________

(1) The distribution per common unit for the three months ended March 31, 2016 was calculated based on the post-merger common units outstanding.

(8) Goodwill
The Partnership evaluates the carrying value of goodwill annually as of November 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Partnership's goodwill reporting unit is the Coffeyville Facility. No impairment of goodwill was recorded for any of the periods presented.
August 31, 2017 Interim Impairment Test
Based on a significant decline in market capitalization and lower cash flow forecasts resulting from weakened fertilizer pricing trends that occurred during the third quarter of 2017, the Partnership identified a triggering event and therefore performed an interim goodwill impairment test as of August 31, 2017. The quantitative goodwill impairment analysis compares the fair value of the reporting unit to its carrying value. The Coffeyville Facility reporting unit fair value was based upon consideration of various valuation methodologies, including guideline public company multiples and projected future cash

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows discounted at rates commensurate with the risk involved. The carrying amount of the reporting unit was less than its fair value; therefore, no impairment was recorded.
The fair value of the reporting unit exceeded its carrying value by approximately 12% based upon the results of the interim goodwill impairment test as of August 31, 2017. Judgments and assumptions are inherent in management’s estimates used to determine the fair value of the reporting unit. Assumptions used in the discounted cash flows ("DCF") included estimating appropriate discount rates and growth rates, and estimating the amount and timing of expected future cash flows. The discount rates used in the DCF, which are intended to reflect the risks inherent in future cash flow projections, are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. The most significant assumption to determining the fair value of the reporting unit was forecasted fertilizer pricing. The Partnership also calculated fair value estimates derived from the market approach utilizing the public company market multiple method, which required assumptions about the applicability of those multiples to the Coffeyville Facility reporting unit.
November 1, 2017 Annual Impairment Test
Due to the short length of time since the August 31, 2017 interim impairment test, the Partnership elected to perform a qualitative evaluation for its annual test as of November 1, 2017. The qualitative analysis included an analysis of the key drivers and other external factors that may impact the results of operations of the Coffeyville Facility to determine if any significant events, transactions or other factors had occurred or are expected to occur that would indicate the fair value of the reporting unit was less than its carrying value. After assessing the totality of events and circumstances, it was determined that there were no events or circumstances that would have a significant negative impact to management’s estimates used in the August 31, 2017 goodwill analysis, and therefore, it was not more likely than not that the fair value of the Coffeyville Facility was less than the carrying value. Based on the results of the test, it was not necessary to perform the quantitative goodwill impairment analysis.
(9) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities were as follows:

	December 31,
	2017	2016

	(in thousands)
Property taxes	$1,493	$1,742
Accrued interest	2,683	2,683
Railcar maintenance accruals	678	2,502
Affiliates (1)	3,221	2,515
Other accrued expenses and liabilities	3,367	2,932
Total accrued expenses and other current liabilities	$11,442	$12,374
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Debt
Long-term debt consisted of the following:

	December 31,
	2017	2016

	(in thousands)
9.250% senior secured notes, due 2023	$645,000	$645,000
6.50% notes, due 2021	2,240	2,240
Total long-term debt, before unamortized discount and debt issuance costs	647,240	647,240
Less:
Unamortized discount	13,457	15,220
Unamortized debt issuance costs	7,879	8,913
Total long-term debt, net of current portion	$625,904	$623,107
For the year ended December 31, 2017, 2016 and 2015, amortization of the discount on debt and amortization of deferred financing costs reported as interest expense and other financing costs totaled approximately $3.0 million, $1.7 million and $1.0 million, respectively.
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
The 2023 Notes were issued at a $16.1 million discount, which is being amortized over the term of the 2023 Notes as interest expense using the effective-interest method. The Partnership received approximately $622.9 million of cash proceeds, net of the original issue discount and underwriting fees, but before deducting other third-party fees and expenses associated with the offering. The net proceeds from the sale of the 2023 Notes were used to: (i) repay all amounts outstanding under the CRLLC Facility (defined and discussed below); (ii) finance the repurchase of substantially all of the 2021 Notes (discussed below) and (iii) to pay related fees and expenses.
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
The indenture governing the 2023 Notes prohibits the Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to the Partnership's common unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

"incremental funds" under the indenture. As of December 31, 2017, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of December 31, 2017. As of December 31, 2017, the Partnership was in compliance with the covenants contained in the 2023 Notes.
Included in other current liabilities on the Consolidated Balance Sheets is accrued interest payable totaling approximately $2.7 million as of December 31, 2017 and 2016 related to the 2023 Notes. At December 31, 2017 and 2016, respectively, the estimated fair value of the 2023 Notes was approximately $694.2 million and $664.4 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
2021 Notes
The $320.0 million of 2021 Notes were issued by CVR Nitrogen and CVR Nitrogen Finance prior to the East Dubuque Merger. The 2021 Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature on April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The substantial majority of the 2021 Notes were repurchased in 2016. During year ended December 31, 2016, the Partnership recognized a net loss on debt extinguishment of $4.9 million. As of December 31, 2017 and 2016, $2.2 million of principal amount of the 2021 Notes remained outstanding and accrued interest was nominal.
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
The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of December 31, 2017.
In connection with the ABL Credit Facility, the Partnership incurred lender and other third-party costs of approximately $1.2 million, which are being deferred and amortized to interest expense and other financing costs using the straight-line method over the term of the facility.
As of December 31, 2017, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $43.8 million. There were no borrowings outstanding under the ABL Credit Facility as of December 31, 2017 and 2016. Availability under the ABL Credit Facility was limited by borrowing base conditions as of December 31, 2017.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(11) Net Income (Loss) Per Common Unit
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
(12) Benefit Plans
A subsidiary of CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the "Plans"), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. The Partnership provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in the Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership's matching contributions and contain a provision to count service with predecessor organizations. The Partnership's contributions under the Plans were approximately $1.6 million, $1.2 million and $0.9 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
The Partnership acquired the Rentech Nitrogen GP, LLC Union 401(k) Plan (the "Union Plan") on April 1, 2016. On May 1, 2017, the Union Plan was merged into the CVR Energy 401(k) Plan for Represented Employees. Contributions under the Union Plan were not material.
(13) Commitments and Contingencies
Leases and Unconditional Purchase Obligations
The minimum required payments for operating leases and unconditional purchase obligations are as follows:

Year Ending December 31,	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
2018	$4,427	$28,810
2019	3,678	15,533
2020	3,139	8,285
2021	2,956	6,639
2022	2,461	6,849
Thereafter	578	46,377
	$17,239	$112,493
CRNF leases railcars and facilities under long-term operating leases. Lease expense is included in cost of materials and other for the years ended December 31, 2017, 2016 and 2015 and totaled approximately $4.9 million, $4.9 million and $4.6

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF's option, for additional periods. It is expected, in the ordinary course of business, that leases may be renewed or replaced as they expire. The Partnership leases railcars from a related party, which is included in the operating lease commitments shown above. See Note 14 ("Related Party Transactions") for further discussion.
CRNF's purchase obligation for pet coke from a subsidiary of CVR Refining has been derived from a calculation of the average pet coke price paid to such subsidiary over the preceding two-year period. See Note 14 ("Related Party Transactions") for further discussion of the coke supply agreement.
CRNF is party to a hydrogen purchase and sale agreement with a subsidiary of CVR Refining, pursuant to which CRNF agrees to pay a monthly fixed fee. See Note 14 ("Related Party Transactions") for further discussion of the hydrogen purchase and sale agreement.
CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2017, 2016 and 2015, totaled approximately $4.2 million, $3.9 million and $3.4 million, respectively.
CRNF is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2018. The delivered cost of this pet coke is included in cost of materials and other and totaled approximately $4.0 million, $4.9 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
EDNF is a party to a utility service agreement with Jo-Carroll Energy, Inc. The term of this agreement ends in 2019 and includes certain charges on a take-or-pay basis. The cost of utilities is included in direct operating expenses (exclusive of depreciation and amortization) and amounts associated with this agreement totaled approximately $10.4 million for the year ended December 31, 2017 and approximately $6.8 million for the post-acquisition period ended December 31, 2016.
Commitments for natural gas purchases consist of an insignificant amount of variable price contracts as well as the following fixed price contracts:

December 31, 2017

(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	1,548
Commitments to purchase natural gas (1)	$4,985
Weighted average rate per MMBtu (1)	$3.22
_______________________________________
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
On February 25, 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012, which has lowered CRNF's property taxes by about $10.7 million per year (as compared to the 2012 tax year) for tax years 2013 through 2016 based on current mill levy rates. In addition, the settlement provides the County will support CRNF's application before BOTA for a ten year tax exemption for the UAN expansion. Finally, the settlement provides that CRNF will continue its appeal of the 2008 reclassification and reassessment as discussed above. During the years ended December 31, 2017, 2016 and 2015, CRNF recognized approximately $1.5 million, $1.4 million and $1.3 million, respectively, in property tax expense included in direct operating expenses (exclusive of depreciation and amortization).
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
The Partnership's subsidiaries own and operate two facilities utilized for the manufacture of nitrogen fertilizers. Therefore, the Partnership has exposure to potential EHS liabilities related to past and present EHS conditions at its locations. Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act, and related state laws, certain persons may be liable for the release or threatened release of hazardous substances. These persons can include the current owner or operator of property where a release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who disposed of, or arranged for the transportation or disposal of, hazardous substances at a contaminated property. Liability under CERCLA is strict, and under certain circumstances, joint and several, so that any responsible party may be held liable for the entire cost of investigating and remediating the release of hazardous substances.
The Partnership is also subject to extensive and frequently changing federal, state and local, environmental and health and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use and transportation of nitrogen fertilizer products. The ultimate impact of complying with evolving laws and regulations is not always clearly known or determinable due in part to the fact that the Partnership's operations may change over time and certain implementing regulations for laws, such as the federal Clean Air Act, have not yet been finalized, are under governmental or judicial review or are being revised. These laws and regulations could result in increased capital, operating and compliance costs.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Related Party Transactions
Related Party Agreements
CVR Partners and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries, including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM"), that govern the business relationships among each party. The agreements are described as in effect at December 31, 2017, unless otherwise indicated.
Amounts owed to CVR Partners and its subsidiaries from CVR Energy and its subsidiaries with respect to these agreements are included in prepaid expenses and other current assets and other long-term assets, on the Consolidated Balance Sheets. Conversely, amounts owed to CVR Energy and its subsidiaries by CVR Partners and its subsidiaries with respect to these agreements are included in accounts payable, personnel accruals, and accrued expenses and other current liabilities on the Partnership's Consolidated Balance Sheets.
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
Prior to January 1, 2017, CRNF and CRRM transferred hydrogen to one another pursuant to the feedstock and shared services agreement. CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of the Coffeyville Facility, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. Net monthly sales of hydrogen to CRRM have been reflected as net sales for CVR Partners, when applicable. Net monthly receipts of hydrogen from CRRM have been reflected in cost of materials and other for CVR Partners, when applicable. For the years ended December 31, 2016 and 2015, the net sales generated from the sale of hydrogen to CRRM were approximately $3.2 million and $11.8 million, respectively. For the year ended December 31, 2016, CVR Partners also recognized approximately $0.2 million of cost of materials and other related to the transfer of hydrogen from the refinery, and a nominal amount was recognized for the year ended December 31, 2015. At December 31, 2016, approximately $0.1 million was included in accounts payable on the Consolidated Balance Sheets associated with net hydrogen purchases.
Beginning January 1, 2017, hydrogen purchases from CRRM are governed pursuant to the hydrogen purchase and sale agreement discussed below, but hydrogen sales to CRRM remain governed pursuant to the feedstock and shared services agreement. For the year ended December 31, 2017, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement were approximately $0.4 million, which is included in net sales in the Consolidated Statements of Operations. The monthly hydrogen sales are cash settled net on a monthly basis with hydrogen purchases, pursuant to the hydrogen purchase and sale agreement.
The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net expenses in direct operating expenses (exclusive of depreciation and amortization), during the year ended December 31, 2017 was approximately $0.2 million related to high-pressure steam. Reimbursements or expenses for each of the years ended December 31, 2016 and 2015 were nominal.
CRNF is obligated to provide to CRRM the oxygen produced by the Linde air separation plant and made available to CRNF to the extent that such oxygen is not required for operation of the Coffeyville Facility. The oxygen is required to meet certain specifications. Approximately $0.1 million and $0.3 million, respectively, was reimbursed by CRRM for the sale of oxygen for the years ended December 31, 2017 and 2016 and was included as a reduction to direct operating expenses (exclusive of depreciation and amortization).
Prior to November 1, 2017, the feedstock and shared services agreement provided a mechanism pursuant to which CRNF transferred a tail gas stream to CRRM. Net sales generated from the sale of tail gas to CRRM were nominal during the periods presented. In April 2011, CRRM installed a pipe between the Coffeyville, Kansas refinery and the Coffeyville Facility to transfer the tail gas. CRNF paid CRRM the cost of installing the pipe and provided an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years.
Effective November 1, 2017, the feedstock and shared services agreement was amended to provide a mechanism to transfer a natural gas stream from CRRM to CRNF, and CRNF will no longer transfer tail gas to CRRM. The pipe previously used for

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the transfer of tail gas was altered to exclusively allow for the transportation of natural gas. CRRM will nominate and purchase natural gas transportation and natural gas supplies for CRNF. CRNF will reimburse CRRM for the commodity cost of the natural gas and will pay a nominal fee for transportation and maintenance.
At December 31, 2016, there were assets of approximately $0.2 million included in prepaid expenses and other current assets and approximately $0.6 million included in other long-term assets on the Consolidated Balance Sheets. During the year ended December 31, 2017, the Partnership recognized $0.6 million loss to write-off the tail gas asset in other income (expense) on the Consolidated Statement of Operations.
The agreement has an initial term of 20 years, ending in 2031, which will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the Coffeyville Facility or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.
At December 31, 2017 and 2016, receivables of $0.2 million and $0.3 million, respectively, were included in prepaid expenses and other current assets on the Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement other than amounts related to tail gas discussed above. At December 31, 2017 and 2016, current obligations of approximately $1.0 million and $0.9 million, respectively, were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.
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
The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal terms unless either party gives 180 days' written notice. Certain fees under the agreement are subject to modification after this initial term. The agreement contains customary terms related to indemnification, as well as termination for breach, by mutual consent, or due to insolvency or cessation of operations.
For the year ended December 31, 2017, the cost of hydrogen purchases from CRRM was approximately $4.2 million, which was included in cost of materials and other in the Consolidated Statement of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales pursuant to the feedstock and shared services agreement. At December 31, 2017, current obligations, net of any amounts due to CRNF under the feedstock and shared services agreement for hydrogen, of approximately $0.3 million were included in accounts payable on the Consolidated Balance Sheets associated with net hydrogen purchases from CRRM.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF were approximately $2.0 million, $2.1 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, which was recorded in cost of materials and other on the Consolidated Statement of Operations. Payables of $0.1 million related to the coke supply agreement were included in accounts payable on the Consolidated Balance Sheets both as of December 31, 2017 and 2016.
Environmental Agreement
CRNF entered into an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting the Coffeyville, Kansas refinery and the Coffeyville Facility. Generally, both CRNF and CRRM have agreed to indemnify and defend each other and each other's affiliates against liabilities associated with certain hazardous materials and violations of environmental laws that are a result of or caused by the indemnifying party's actions or business operations. This obligation extends to indemnification for liabilities arising out of off-site disposal of certain hazardous materials. Indemnification obligations of the parties will be reduced by applicable amounts recovered by an indemnified party from third parties or from insurance coverage.
The term of the agreement is for at least 20 years, ending in 2027, or for so long as the feedstock and shared services agreement is in force, whichever is longer.
Services Agreement
CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy. Under this agreement, the general partner has engaged CVR Energy to provide certain services, including the following, among others:

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
recommendations on capital raising activities to the board of directors of the general partner, including the issuance of debt or equity interests, the entry into credit facilities and other capital market transactions;

•	managing or overseeing litigation and administrative or regulatory proceedings, establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;

•	recommending the payment of distributions; and

•	managing or providing advice for other projects, including acquisitions, as may be agreed by the general partner and CVR Energy from time to time.
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
The agreement also contains an indemnity provision whereby the Partnership, its general partner, and the Partnership's subsidiaries, as indemnifying parties, agree to indemnify CVR Energy and its affiliates (other than the indemnifying parties themselves) against losses and liabilities incurred in connection with the performance of services under the agreement or any breach of the agreement, unless such losses or liabilities arise from a breach of the agreement by CVR Energy or other misconduct on its part, as provided in the agreement. The agreement contains a provision stating that CVR Energy is an independent contractor under the agreement and nothing in the agreement may be construed to impose an implied or express fiduciary duty owed by CVR Energy, on the one hand, to the recipients of services under the agreement, on the other hand. The agreement prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages from CVR Energy or certain affiliates.
Net amounts incurred under the services agreement for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization)	$3,061	$3,583	$3,500
Selling, general and administrative expenses	12,924	11,761	10,735
Total	$15,985	$15,344	$14,235
For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation that are disclosed in Note 4 ("Share‑Based Compensation"), of $6.5 million, $6.9 million and $5.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016, payables of $4.0 million and $3.5 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

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
The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). Pursuant to the partnership agreement, the Partnership incurred approximately $3.3 million, $4.0 million and $3.9 million, for the years ended December 31, 2017, 2016 and 2015, respectively, primarily for personnel costs related to the compensation of executives at the general partner, who manage the Partnership's business. At December 31, 2017 and 2016, amounts due of $1.5 million and $2.0 million, respectively, were included in personnel accruals on the Consolidated Balance Sheets with respect to amounts outstanding in accordance with the limited partnership agreement.
Railcar Lease Agreement and Maintenance
In the second quarter of 2016, CRNF entered into agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC ("ARL"), a company that was controlled by IEP, which will expire in 2023. In the first quarter of 2017, ARI Leasing, LLC ("ARI"), a company controlled by IEP, assumed the lease from ARL. In the second quarter of 2017, CRNF entered into an agreement to lease an additional 70 UAN railcars from ARI which will expire in 2022. The Partnership received the additional 70 leased railcars during the second half of 2017. For the years ended December 31, 2017 and 2016, rent expense of approximately $1.0 million and $0.3 million, respectively, was recorded in cost of materials and other in the Consolidated Statement of Operations related to these agreements.
American Railcar Industries, Inc., a company controlled by IEP, performed railcar maintenance for CRNF and the expense associated with this maintenance was approximately $0.2 million for the year ended December 31, 2017 and was included in cost of materials and other in the Consolidated Statement of Operations.

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
CRLLC Facility
In April 2016, the Partnership borrowed $300.0 million under the CRLLC Facility. On June 10, 2016, the Partnership paid off the $300.0 million outstanding under the CRLLC Facility, paid $7.0 million in interest, and terminated the CRLLC Facility. See Note 10 ("Debt") for further discussion.
Parent Affiliate Units
Subsequent to the East Dubuque Merger, the Partnership purchased 400,000 CVR Nitrogen common units from CVR Energy during the second quarter of 2016 for $5.0 million. See Note 3 ("East Dubuque Merger") for further discussion.
(15) Major Customers and Suppliers
Sales of nitrogen fertilizer to major customers, as a percentage of total net sales, were as follows:

	December 31,
	2017	2016	2015
Nitrogen Fertilizer
Customer A	5%	10%	10%
Customer B	11%	10%	14%
	16%	20%	24%
The Partnership maintains contracts with CVR Energy and its affiliates. See Note 14 ("Related Party Transactions").
CRNF currently buys several key raw materials for the Coffeyville Facility through a single supplier, Linde, which owns, operates and maintains an air separation plant. The inability of Linde to perform in accordance with its contractual obligations could have a material adverse effect on the Partnership's results of operations, financial condition and ability to make cash distributions. CVR Energy maintains, for the Partnership's benefit, contingent business interruption insurance with a $200.0 million limit for any interruption caused by physical damage to the air separation plant that results in a loss of production from an insured peril.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Selected Quarterly Financial Information (Unaudited):
Summarized quarterly financial data for December 31, 2017 and 2016:

	Year Ended December 31, 2017
	Quarter
	First	Second	Third	Fourth

	(in thousands, except per unit data)
Net sales	$85,321	$97,896	$69,393	$78,192
Operating costs and expenses:
Cost of materials and other – Affiliates	2,146	1,664	1,774	1,889
Cost of materials and other – Third parties	19,591	20,477	17,721	19,612
	21,737	22,141	19,495	21,501
Direct operating expenses (exclusive of depreciation and amortization) – Affiliates	832	1,038	978	1,029
Direct operating expenses (exclusive of depreciation and amortization) – Third parties	35,078	36,783	39,290	40,502
	35,910	37,821	40,268	41,531
Depreciation and amortization	15,412	19,982	19,483	19,109
Cost of sales	73,059	79,944	79,246	82,141

Selling, general and administrative expenses – Affiliates	3,886	3,596	3,917	4,216
Selling, general and administrative expenses – Third parties	3,028	2,158	2,166	2,663
	6,914	5,754	6,083	6,879
Total operating costs and expenses	79,973	85,698	85,329	89,020
Operating income (loss)	5,348	12,198	(15,936)	(10,828)
Other income (expense):
Interest expense and other financing costs	(15,706)	(15,696)	(15,737)	(15,756)
Interest income	3	13	14	20
Other income, net	42	16	22	(585)
Total other expense	(15,661)	(15,667)	(15,701)	(16,321)
Loss before income tax expense (benefit)	(10,313)	(3,469)	(31,637)	(27,149)
Income tax expense (benefit)	23	(24)	(35)	256
Net loss	$(10,336)	$(3,445)	$(31,602)	$(27,405)
Net loss per common unit – basic and diluted	$(0.09)	$(0.03)	$(0.28)	$(0.24)
Weighted-average common units outstanding:
Basic and diluted	113,283	113,283	113,283	113,283

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2016
	Quarter
	First	Second	Third	Fourth

	(in thousands, except per unit data)
Net sales	$73,092	$119,797	$78,474	$84,921
Operating costs and expenses:
Cost of materials and other – Affiliates	821	536	529	758
Cost of materials and other – Third parties	15,560	35,513	19,282	20,794
	16,381	36,049	19,811	21,552
Direct operating expenses (exclusive of depreciation and amortization) – Affiliates	852	1,249	1,106	1,017
Direct operating expenses (exclusive of depreciation and amortization) – Third parties	22,838	52,895	31,460	36,851
	23,690	54,144	32,566	37,868
Depreciation and amortization	6,976	17,559	16,452	17,259
Cost of sales	47,047	107,752	68,829	76,679

Selling, general and administrative expenses – Affiliates	3,462	3,917	3,560	4,050
Selling, general and administrative expenses – Third parties	2,930	4,426	3,701	3,230
	6,392	8,343	7,261	7,280
Total operating costs and expenses	53,439	116,095	76,090	83,959
Operating income	19,653	3,702	2,384	962
Other income (expense):
Interest expense and other financing costs	(1,635)	(15,552)	(15,633)	(15,737)
Interest income	2	2	—	2
Gain (loss) on extinguishment of debt	—	(5,116)	—	254
Other income, net	23	34	26	20
Total other expense	(1,610)	(20,632)	(15,607)	(15,461)
Income (loss) before income tax expense	18,043	(16,930)	(13,223)	(14,499)
Income tax expense	1	76	207	45
Net income (loss)	$18,042	$(17,006)	$(13,430)	$(14,544)
Net income (loss) per common unit – basic and diluted	$0.25	$(0.15)	$(0.12)	$(0.13)
Weighted-average common units outstanding:
Basic and diluted	73,128	113,283	113,283	113,283

Factors Impacting the Comparability of Quarterly Results of Operations
During the third quarter of 2017, the East Dubuque Facility experienced eight days of unplanned downtime due to an exchanger outage at the East Dubuque Facility. During the fourth quarter of 2017, the East Dubuque Facility experienced approximately 12 days of unplanned downtime due to a refractory failing in the piping at the East Dubuque Facility. Repair costs for these unplanned outages were not material. Overall results during the respective quarter were negatively impacted due to the lost production during the downtime that resulted in reduced sales and certain reduced variable expenses included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization).
Scheduled full facility turnarounds occurred at the East Dubuque Facility during the third quarter of 2017 and during the second quarter of 2016. See Note 2 ("Summary of Significant Accounting Policies") for a discussion of turnarounds.
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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2016, the Partnership executed multiple financing transactions, including the issuance of $645.0 million aggregate principal of 9.250% 2023 Notes to refinance the substantial majority of its existing debt. As a result of the financing transactions, the Partnership recognized $5.1 million loss on extinguishment of debt for the quarter ended June 30, 2016. Also as a result of the financing transactions, the Partnership's interest expense increased during the quarter ended June 30, 2016 and subsequent quarters, as compared to the prior quarters. Further discussion regarding the Partnership's indebtedness can be found in Note 10 ("Debt").

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    As of December 31, 2017, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2017. Our independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of our internal control over financial reporting. This report can be found under Item 8.
Changes in Internal Control Over Financial Reporting.    There has been no change in the Partnership's internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.
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
The board of directors of our general partner initially consisted of eleven directors in 2017, but currently consists of eight directors, three of whom the board has affirmatively determined are independent in accordance with the rules of the NYSE (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea). The board of directors of our general partner met four times in 2017. All of the directors who served during 2017 attended at least 75% of the total meetings of the board of directors of our general partner and each of the committees on which such director served during their respective tenure on the board, except for Eric D. Karp who was absent for the one meeting that took place while he was on the board of directors. Keith B. Forman resigned from the board on March 8, 2017, Mr. Karp resigned from the board on April 3, 2017 and SungHwan Cho resigned from the board on April 7, 2017.
The board of directors of our general partner has established an audit committee. During 2017, the audit committee was comprised of Donna R. Ecton (chairman), Frank M. Muller, Jr. and Peter K. Shea. Each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act. The audit committee's responsibilities are to (i) appoint, terminate, retain, compensate and oversee the work of the independent registered public accounting firm, (ii) pre-approve all audit, review and attest services and permitted non-audit services provided by the independent registered public accounting firm, (iii) oversee the performance of the Partnership's internal audit function, (iv) evaluate the qualifications, performance and independence of the independent registered public accounting firm, (v) review external and internal audit reports and management's responses thereto, (vi) oversee the integrity of the financial reporting process, system of internal accounting controls, and financial statements and reports of the Partnership, (vii) review the Partnership's annual and quarterly financial statements, including disclosures made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in periodic reports filed with the SEC, (viii) oversee the receipt, investigation, resolution and retention of all complaints submitted under the whistleblower policy, and (ix) otherwise comply with its responsibilities and duties as stated in its audit committee charter. The board of directors has determined that Ms. Ecton qualifies as an "audit committee financial expert," as defined by applicable rules of the SEC, and that each member of the audit committee is "financially literate" under the requirements of the NYSE. The audit committee met four times in 2017.
In addition, the board of directors of our general partner has established a conflicts committee. During 2017, the conflicts committee was comprised of Donna R. Ecton (chairman) and Frank M. Muller, Jr.. Pursuant to our partnership agreement, the board may, but is not required to, seek the approval of the conflicts committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The conflicts committee may then determine whether the resolution of the conflict of interest is in the best interest of the Partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The conflicts committee met two times in 2017.
The board of directors of our general partner has also created a compensation committee. During 2017, the compensation committee was comprised of Frank M. Muller, Jr. (chairman) and Andrew Langham. The compensation committee (i) establishes policies and periodically determines matters involving executive compensation, (ii) grants or recommends the grant of equity awards under the CVR Partners LTIP, (iii) provides counsel regarding key personnel selection, (iv) may elect to retain independent compensation consultants, (v) recommends to the board of directors the structure of non-employee director compensation and (vi) assists the board of directors in assessing any risks to the Partnership associated with employee compensation practices and policies. In addition, the compensation committee reviews and discusses our Compensation Discussion and Analysis with management and produces a report on executive compensation for inclusion in our annual report on Form 10-K in compliance with applicable federal securities laws. The compensation committee met one time in 2017.
The board of directors of our general partner has created an environmental, health and safety committee. During 2017, the environmental, health and safety committee was comprised of Peter K. Shea (chairman), Donna R. Ecton, Frank M. Muller, Jr. and Mark A. Pytosh. The environmental, health and safety committee's responsibilities are to provide oversight with respect to management's establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The environmental, health and safety committee met one time in 2017.
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
Meetings of Independent or Non-Management Directors and Executive Sessions
To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. At the end of 2017, three of our eight directors were independent, and six of our eight directors were non-management. Our independent directors met during four executive sessions in 2017. Ms. Donna R. Ecton (independent) presided over the executive session held by our independent directors. Our non-management directors did not meet in executive session in 2017. The non-management directors determine who will preside over their executive sessions.
Communications with Directors
Unitholders and other interested parties wishing to communicate with our board may send a written communication addressed to:
CVR Partners, LP
2277 Plaza Drive, Suite 500
Sugar Land, Texas 77479
Attention: Executive Vice President, General Counsel and Secretary
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
Compensation Committee Interlocks and Insider Participation
The board of directors of our general partner has created a compensation committee. During 2017, the compensation committee was comprised of Frank M. Muller, Jr. (chairman) and Andrew Langham. None of the members of the compensation committee of our general partner during 2017 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the board of directors or compensation committee of our general partner and the board of directors or compensation committee of any other company.

Executive Officers and Directors
The following table sets forth the names, positions and ages (as of February 15, 2018) of the executive officers and directors of our general partner.
The executive officers named below (other than Mr. Pytosh and Mr. White) are also executive officers of CVR Energy and are providing their services to our general partner and us pursuant to the services agreement entered into among us, CVR Energy and our general partner. The shared executive officers divide their working time between the management of CVR Energy, CVR Refining and us. The approximate weighted-average percentages of the amount of time the shared executive officers spent on management of our partnership in 2017 are as follows: David L. Lamp (15%), Susan M. Ball (30%), John R. Walter (39%) and Janice T. DeVelasco (20%).
John J. Lipinski retired as Executive Chairman and a director of our general partner on December 31, 2017. David L. Lamp succeeds Mr. Lipinski. He was appointed as co-Executive Chairman of our general partner on December 1, 2017 and joined the board of directors of our general partner effective January 1, 2018. Janice T. DeVelasco was appointed as an executive officer of our general partner effective January 1, 2018.
Mr. Pytosh also provides services to CVR Energy pursuant to the GP services agreement entered into among us, our general partner and CVR Energy. During 2017, Mr. Pytosh spent approximately 70% of his time on management of our partnership, while the remaining approximately 30% was spent on matters for CVR Energy and CVR Refining. Mr. White spends 100% of his time on management of CVR Partners.

Name	Age	Position With Our General Partner
David L. Lamp	60	Executive Chairman and Director
Mark A. Pytosh	53	President and Chief Executive Officer
Susan M. Ball	54	Executive Vice President, Chief Financial Officer and Treasurer
John R. Walter	41	Executive Vice President, General Counsel and Secretary
William White	62	Executive Vice President - Marketing and Operations
Janice T. DeVelasco	59	Vice President - Environmental, Health, Safety & Security
Donna R. Ecton	70	Director
Jonathan Frates	35	Director
Andrew Langham	44	Director
Frank M. Muller, Jr.	75	Director
Louis J. Pastor	33	Director
Peter K. Shea	66	Director
David L. Lamp serves as President, Chief Executive Officer and a Director of CVR Energy, as well as President, Chief Executive Officer and a Director of the general partner of CVR Refining and Executive Chairman and a Director of the general partner of CVR Partners. Mr. Lamp joined the company in December 2017, and joined our boards in January 2018. Mr. Lamp previously served as President and Chief Operating Officer for Western Refining Inc. from July 2016 to June 2017. He previously served as Chief Executive Officer and President and a director of Northern Tier Energy Corporation from March 2014 until July 2016. Prior to Northern Tier, Mr. Lamp was with HollyFrontier Corporation and served as Chief Operating Officer and Executive Vice President. In 2011, Holly and Frontier completed a merger of equals and changed their name to HollyFrontier Corporation. Mr. Lamp joined Holly in January 2004 as Vice President, Refinery Operations and was responsible for all aspects of its refining operations. In November 2005, he was named Executive Vice President, Refining and Marketing, adding the additional responsibilities of its crude, light products marketing and asphalt businesses. Mr. Lamp was named President of Holly in November 2007. Mr. Lamp has more than 37 years of technical, commercial and operational experience in the refining and chemical industries. Prior to joining Holly, Mr. Lamp was the Vice President and General Manager of El Paso Energy’s Aruba refining complex. Earlier in his career he served as Director of Operations for KOSA, a polyester production joint venture between Koch Industries and Saba, where he oversaw KOSA’s 15 chemical and fiber plants in the U.S., Canada, Mexico and Europe. Prior to joining KOSA, Mr. Lamp had a long and distinguished career with Koch Industries, spanning more than 20 years. Mr. Lamp rose through various positions of increasing authority, ultimately becoming Executive Vice President-Refining and Chemical Operations where he had responsibility for all operating aspects of Koch’s 500,000 barrels-per-day of crude refining capacity and all of Koch’s chemical plants. Mr. Lamp obtained a Bachelor of Science in Chemical Engineering from Michigan State University. Mr. Lamp’s extensive knowledge and experience in the refining and chemical industries, as well as his significant background serving in key leadership roles at public and private companies make him well qualified to serve as a director of our general partner.

Mark A. Pytosh serves as President and Chief Executive Officer of the general partner of CVR Partners, as well as Executive Vice President - Corporate Services of CVR Energy and the general partner of CVR Refining, in each case, as of January 2018. He has served as President and Chief Executive Officer of the general partner of CVR Partners since May 2014, and has served as a director of the general partner of CVR Partners since June 2011. Mr. Pytosh previously served as Senior Vice President - Administration for CVR Energy and CVR Refining from December 2014 to December 2017. Prior to joining CVR Partners, Mr. Pytosh served as Executive Vice President and Chief Financial Officer for Alberta, Canada-based Tervita Corporation, an environmental and energy services company. From 2006 to 2010, he served as Senior Vice President and Chief Financial Officer for Covanta Energy Corporation, which owns and operates energy-from-waste power facilities, biomass power facilities and independent power plants in the United States, Europe and Asia. Prior to Covanta, Mr. Pytosh served as Executive Vice President from 2004 to 2006, and Chief Financial Officer from 2005 to 2006, for Waste Services, Inc., an integrated solid waste services company that operates in the United States and Canada. Prior to joining the renewable energy and waste industries, Mr. Pytosh spent 18 years in the investment banking industry, working with a broad range of clients in the environmental services, automotive, construction equipment and a variety of other industrial sectors. From 2000 to 2004, he was a Managing Director in investment banking at Lehman Brothers, where he led the firm’s global industrial group. Prior to joining Lehman Brothers, he was a Managing Director at Donaldson, Lufkin & Jenrette, where he led the firm’s environmental services and automotive industry groups. Mr. Pytosh received a Bachelor of Science degree in chemistry from the University of Illinois, Urbana-Champaign. He serves on the boards of directors for The Fertilizer Institute and the University of Illinois Foundation. We believe Mr. Pytosh's experience with public companies in the energy industry and strong financial background is an asset to our board.
Susan M. Ball serves as Executive Vice President, Chief Financial Officer and Treasurer of CVR Energy, the general partner of CVR Refining, and the general partner of CVR Partners, in each case, as of January 2018. She previously served as Chief Financial Officer and Treasurer of CVR Energy and CVR Partners’ general partner from August 2012 to December 2017. She also previously served as Vice President, Chief Accounting Officer and Assistant Treasurer of CVR Energy and the general partner of CVR Partners since October 2007 and as Vice President, Chief Accounting Officer and Assistant Treasurer for CRLLC since May 2006. In addition, Ms. Ball also served as the Chief Financial Officer and Treasurer of CVR Refining’s general partner from its inception in September 2012 to December 2017. Ms. Ball has more than 30 years of experience in the accounting industry, with more than 12 years serving clients in the public accounting industry. Prior to joining CVR Energy, she served as a Tax Managing Director with KPMG LLP, where she was responsible for all aspects of federal and state income tax compliance and tax consulting, which included a significant amount of mergers and acquisition work on behalf of her clients. Ms. Ball received a Bachelor of Science in Business Administration from Missouri Western State University and is a Certified Public Accountant.
John R. Walter serves as Executive Vice President, General Counsel and Secretary of CVR Energy, the general partner of CVR Refining, and the general partner of CVR Partners, in each case, as of January 2018. He previously served as Senior Vice President, General Counsel and Secretary of CVR Energy and each of the general partners of CVR Refining and CVR Partners from January 2015 to December 2017. He has served as Vice President, Associate General Counsel since January 2011, Assistant Secretary since May 2011 and Associate General Counsel since March 2008. Prior to joining CVR Energy, Mr. Walter was an associate at Stinson Leonard Street LLP in Kansas City, Missouri, from 2006 to 2008, and was an associate at Seigfreid Bingham, P.C. in Kansas City, Missouri, from 2002 to 2006. Mr. Walter received a Bachelor of Science in psychology from Colorado State University and a Juris Doctor from the University of Kansas.

William White has served as Executive Vice President of Marketing and Operations of our general partner since June 2014. Mr. White has over 40 years of experience in the chemical industry. He first joined Coffeyville Resources Nitrogen Fertilizers, LLC, a wholly owned subsidiary of CVR Partners, in 2005 as the director of business development and logistics. He later served as our general partner's vice president of marketing. In 2012, he was promoted to vice president of marketing, development and logistics. Mr. White spent the majority of his career serving in various management positions related to predecessor companies of CVR Partners, such as manager of Farmland Industries, Inc.'s ("Farmland") product distribution system and plant manager at Farmland’s Pollock, La., and Enid, Okla., fertilizer plants. Prior to joining Coffeyville Resources Nitrogen Fertilizers, he served as the general manager for EPCO Carbon Dioxide Products, Inc. Mr. White holds a bachelor’s degree in business from the University of Louisiana at Monroe. He previously served on the board of directors for The Fertilizer Institute.
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
Jonathan Frates has been a Portfolio Company Associate at Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since November 2015. Prior to joining Icahn Enterprises, Mr. Frates served as a Senior Business Analyst at First Acceptance Corp. and as an Associate at its holding company, Diamond A Ford Corp. Mr. Frates began his career as an Investment Banking Analyst at Wachovia Securities LLC. Mr. Frates has served as a director of: Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since December 2016; CVR Partners since April 2016; American Railcar Industries, Inc., a railcar manufacturing company, since March 2016; Viskase Companies, Inc., a meat casing company, since March 2016; CVR Energy since March 2016; and CVR Refining since March 2016. Ferrous Resources, American Railcar Industries, Viskase Companies, CVR Energy, CVR Refining and CVR Partners are each indirectly controlled by Carl C. Icahn. Mr. Frates received a BBA from Southern Methodist University and an MBA from Columbia Business School. Based upon Mr. Frate’s strong financial background and experience as an analyst, we believe that Mr. Frates has the requisite set of skills to serve as a member of our board.
Andrew Langham has been General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since 2014. From 2005 to 2014, Mr. Langham was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Langham was an associate at Latham & Watkins LLP focusing on corporate finance, mergers and acquisitions, and general corporate matters. Mr. Langham has been a director of: Cheniere Energy, Inc., a developer of natural gas liquefaction and export facilities and related pipelines, since 2017; Welbilt, Inc. (formerly known as Manitowoc Foodservice, Inc.), a commercial foodservice equipment manufacturer, since 2016; Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, since 2015; CVR Partners since 2015; and CVR Refining since 2014. Mr. Langham was previously a director of CVR Energy from 2014 to 2017. CVR Partners, CVR Refining and CVR Energy are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Cheniere, Welbilt and Freeport-McMoRan through the ownership of securities. Mr. Langham received a B.A. from Whitman College, and a J.D. from the University of Washington. Based on Mr. Langham's extensive corporate and public company experience, we believe that Mr. Langham has the requisite set of skills to serve as a member of our board.
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
Louis J. Pastor has been Deputy General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since 2015. From 2013 to 2015, Mr. Pastor was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Pastor was an Associate at Simpson Thacher & Bartlett LLP, where he advised corporate, private equity and investment banking clients on a wide array of corporate finance transactions, business combination transactions and other general corporate matters. Mr. Pastor has been a director of: CVR Energy since August 2017; Herc Holdings Inc., an international provider of equipment rental and services, since June 2016; CVR Partners since April 2016; and CVR Refining since September 2014. Mr. Pastor has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since July 2015. Mr. Pastor was previously a director of Federal-Mogul Holdings Corporation, a supplier of automotive powertrain and safety components, from May 2015 to January 2017. Each of CVR Energy, CVR Refining, CVR Partners, Federal-Mogul and ACF Industries is indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Herc Holdings through the ownership of securities. Mr. Pastor received a B.A. from The Ohio State University and a J.D. from the University of Pennsylvania. Based on Mr. Pastor's strong finance and corporate experience, we believe that Mr. Pastor has the requisite set of skills to serve as a member of our board.
Peter K. Shea has been a member of the board of directors of our general partner since May 2014. Mr. Shea has been a private equity investor since January 2010. Mr. Shea has served as an operating partner of Snow Phipps, a private equity firm, since 2013. Mr. Shea served as an operating advisor for OMERS Private Equity from 2011 to 2016. He has been a director of Viskase Companies, Inc., a supplier of cellulose and fibrous casings, since October 2006, and Hennessy Capital Acquisition Corp. III, a special purpose acquisition company (or SPAC), since July 2017. Mr. Shea also serves as chairman of the board of directors of Voltari Corporation, a commercial real estate company, since September 2015, FeraDyne Outdoors, LLC, a privately-held manufacturer of sporting goods products, since May 2014, Teasdale Foods Inc., a privately-held provider of Hispanic food products, since November 2014, and Chairman of DecoPac Inc., a privately-held supplier of bakery goods, since September 2017. Mr. Shea previously served as a director of Trump Entertainment Resorts from January 2017 to June 2017, Give and Go Prepared Foods, a bakery manufacturer from January 2012 to July 2016, Sitel Worldwide Corporation, a customer care solutions provider, from November 2011 to April 2015, Hennessy Capital Acquisition Corp. I, from January 2014 to February 2015, and Hennessy Capital Acquisition Corp. II, from July 2015 to December 2016, both SPACs, and CTI Foods, a processor of protein and soup products for quick serve restaurant chains from May 2010 to July 2013. Mr. Shea was President of Icahn Enterprises G.P. Inc. from October 2006 to June 2009. Mr. Shea has been Chairman, Chief Executive Officer, President or Managing Director of H.J. Heinz in Europe, R&R Foods in Europe, John Morrell & Company and Polymer United in Central America. Previously, he was Head of Global Corporate Development for United Brands Company. Mr. Shea began his career with General Foods Corporation. He has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. We believe Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience will be an asset to our board.
The directors of our general partner hold office until the earlier of their death, resignation or removal.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC. These same people must also furnish us with copies of these reports and representations made to us that no other reports were required. We have performed a general review of such reports and amendments thereto filed in 2017. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2017.
Corporate Governance Guidelines and Codes of Ethics
Our Corporate Governance Guidelines, as well as our Code of Ethics and Business Conduct, which applies to all of our directors, officers and employees (and which includes additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions) are available free of charge on our website at www.cvrpartners.com. These documents are also available in print without charge to any unitholder requesting them. We intend to disclose any changes in or waivers from our Code of Ethics and Business Conduct by posting such information on our website or by filing a Form 8-K with the SEC.
Item 11.    Executive Compensation
Compensation Discussion and Analysis
Overview
The Partnership does not directly employ any of the executives responsible for the management of our business. Our general partner employs Mark A. Pytosh as our chief executive officer and president. In addition, our general partner employs William White as our executive vice president, marketing and operations. The following additional executives who were responsible for the management of our business during 2017 are (or were) employed by CVR Energy: John J. Lipinski (our former executive chairman); David L. Lamp (our executive chairman); Susan M. Ball (our chief financial officer); and John R. Walter (our general counsel). Throughout this Annual Report, Messrs. Lipinski, Lamp and Pytosh, Ms. Ball, and Messrs. Walter and White are referred to collectively as the named executive officers.

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2017 were as follows: John J. Lipinski (15%); David L. Lamp (15%); Mark A. Pytosh (70%); Susan M. Ball (30%); John R. Walter (39%); and William White (100%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its subsidiaries (including CVR Refining).
Messrs. Pytosh and White are employed and paid by our general partner, whereas Messrs. Lipinski and Lamp, Ms. Ball and Mr. Walter are (or were) employed and paid by CVR Energy. The compensation of Messrs. Pytosh and White is determined by the general partner of the Partnership. Since Mr. Pytosh generally dedicates approximately 40% of his time to CVR Energy and its subsidiaries (including CVR Refining), 40% of his annual bonus and his equity-based incentives are determined by CVR Energy. During 2017, Mr. Pytosh dedicated approximately 30% of his time to CVR Energy and its subsidiaries. Therefore, 30% of his salary was allocated to CVR Energy and its subsidiaries. The compensation of Messrs. Lipinski and Lamp, Ms. Ball and Mr. Walter was (or is) determined by CVR Energy. In addition, during 2017 all of the named executive officers participated in the welfare and retirement plans of CVR Energy. The Partnership has no control and does not establish or direct the compensation policies or practices of CVR Energy. The Partnership bears an allocated portion of CVR Energy's costs of providing compensation and benefits to the CVR Energy employees who serve as executive officers of our general partner pursuant to the services agreement described below.
Pursuant to the services agreement between us, our general partner and CVR Energy, among other matters:

•	CVR Energy makes available to our general partner the services of the CVR Energy executive officers and employees, certain of whom serve as executive officers of our general partner; and

•
We, our general partner and our operating subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any allocated portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees. We also pay our allocated portion of performance units and incentive units issued by CVR Energy to those employees providing services to the Partnership via the services agreement.

Under the services agreement, either our general partner, our subsidiaries or we pay CVR Energy: (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services under the agreement on a part-time basis, but excluding certain share-based compensation, with such prorated share determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared employees are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. Either CVR Energy or our general partner may terminate the services agreement upon at least 180 days' notice. For more information on this services agreement, see "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy." In addition, pursuant to the GP Services Agreement entered into among the Partnership, our general partner and CVR Energy, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the provision of services to CVR Energy on a part-time basis by employees of the Partnership, as determined by the general partner on a commercially reasonable basis based on the percentage of total working time that such shared employees are engaged in performing services for CVR Energy. During 2017, Mr. Pytosh spent approximately 30% of his time on matters for CVR Energy. Mr. White did not provide any services to CVR Energy.
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
As discussed above, 2017 compensation for Messrs. Lipinski and Lamp, Ms. Ball and Mr. Walter was set by CVR Energy, while the 2017 compensation for Messrs. Pytosh and White was set by our general partner (other than 40% of the annual bonus and equity-based incentives for Mr. Pytosh, which were set by CVR Energy). The remainder of the Compensation Discussion and Analysis is divided into two sections; the first focuses on CVR Partners' compensation programs and the second focuses on CVR Energy's compensation programs.
CVR Partners' Compensation Programs
The following discussion relates to the 2017 compensation of the named executive officers who were employees of our general partner through December 31, 2017, Messrs. Pytosh and White. Accordingly, references to the named executive officers in this section shall refer solely to Messrs. Pytosh and White. In addition, all references to our compensation committee refer to the compensation committee of the board of directors of our general partner.

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
Elements of Compensation Program
For 2017, the three primary components of CVR Partners' compensation program were base salary, an annual performance-based cash bonus and equity-based incentive awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Partners' salaried employees.
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
The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The compensation committee believes that the most critical component of compensation to enhance long-term unitholder value and growth is the equity-based component and has generally targeted 40% to 60% of the compensation package to be equity-based for executive officers, other than the executive chairman and chief executive officer. This provides the incentive for executive officers to remain in the employ of CVR Partners and to promote a focused effort on growth and long-term success with long-term enhancement of unitholder value. The executive chairman and chief executive officer of CVR Partners, while not members of the compensation committee, review information provided to CVR Partners by an independent compensation consultant, Longnecker & Associates ("Longnecker"), as well as other relevant market information and actively provide guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.
Longnecker was engaged by CVR Partners to generally assess the level of compensation increases year over year and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, along with other market survey and general industry survey information provided by CVR Partners to review and approve executive compensation levels. Although no specific target for total compensation is set, CVR Partners generally recommends compensation levels at or near the 50th percentile of the available market survey and general industry survey information.
Base Salary.    Mr. Pytosh had an employment agreement with our general partner that set forth his initial base salary, which expired December 31, 2017 (although he continues to be employed by our general partner). Mr. White does not have an employment agreement. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Partners' financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) market survey and general industry survey information for comparable public companies; and (iv) recommendations of the executive chairman and chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.
Rather than establishing compensation solely on a formula-driven basis, decisions by our compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, the compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, the compensation committee reviews published and other market survey and general industry survey information and considers the applicability of the salary data in view of the individual positions within CVR Partners.
Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2017 in conjunction with their responsibilities and expectations for 2018. They concluded their review in November 2017, and set the following base salaries for the named executive officers as of January 1, 2018: $535,000 for Mr. Pytosh and $278,000 for Mr. White. Individual performance, market data and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the market data.
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
Information about total cash compensation paid by members of CVR Partners' industry is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2017, the target bonuses for the named executive officers were 135% for Mr. Pytosh and 80% for Mr. White. These target percentages were the result of individual negotiations between the named executive officers and our general partner, and were in correlation with the market data and other general industry survey information provided by CVR Partners. Specific bonus measures were determined by the compensation committee, following discussions with CVR Partners' management.
In 2012, CVR Partners adopted the CVR Partners, LP Performance Incentive Plan (the "CVR Partners PIP"), pursuant to which Messrs. Pytosh and White had the opportunity to earn bonuses in respect of 2017 performance. The payment of annual bonuses for the 2017 performance year was dependent upon the achievement of financial, operational and safety measures, which comprised 35%, 45% and 20% of the annual bonus for both Messrs. Pytosh and White. Specific bonus measures were determined by the compensation committee based on its review of relevant market data and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Partners' overall performance resulting in increased unitholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each performance measure. No payment is made with respect to the measures unless the threshold of the relevant performance measure is achieved.
The 2017 financial measures were fertilizer adjusted EBITDA, which was derived from fertilizer earnings before interest, taxes, depreciation and amortization, and adjusted for turnaround expenses, loss on extinguishment of debt, asset impairment charges, non-controlling interest and unrealized gain / loss on derivative transactions.
The 2017 operational measure was adjusted equivalent tons of UAN production as adjusted at the discretion of our compensation committee for downtime caused by third parties.
The 2017 safety measures included the following: OSHA recordable injury statistics; OSHA lost time injury statistics; EH&S severity statistics; air reportable releases; air reportable release quantity; tier 1 process safety events; and tier 2 process safety events.

The table below reflects the: (i) financial, operational and safety measures used to determine 2017 bonuses for Messrs. Pytosh and White; (ii) threshold, target and maximum performance levels for each measure; (iii) actual results with respect to each measure; and (iv) portion of the 2017 bonus determined based on each such measure. The named executive officers could have received 50% for threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2017 Performance Measure	2017 Performance Goals Threshold/Target/Maximum	2017 Actual Results	Portion of Target Bonus Allocable to Measure

Fertilizer Adjusted EBITDA	Threshold: $93.0 million Target: $104.0 million Maximum: $127.0 million	$66.8 million	35% of bonus for Messrs. Pytosh and White

UAN Adjusted Production Measure (as adjusted)	Threshold: 1,920,000 tons Target: 1,980,000 tons Maximum: 2,090,000 tons	2,050,658 tons	45% of bonus for Messrs. Pytosh and White

Coffeyville Nitrogen Environmental Health and Safety Measures	Threshold: 5% of payout levels Target: 10% of payout levels Maximum: 15% of payout levels	10.5%	10% of bonus for Messrs. Pytosh and White

East Dubuque Nitrogen Environmental Health and Safety Measures	Threshold: 5% of payout levels Target: 10% of payout levels Maximum: 15% of payout levels	10.2%	10% of bonus for Messrs. Pytosh and White

As a result of these levels of performance, both Messrs. Pytosh and White earned approximately 80.13% of their respective target annual bonuses.
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
CVR Partners established its long-term incentive plan in March 2011 (the "CVR Partners LTIP") in connection with the completion of its initial public offering in April 2011. The compensation committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the board of directors of our general partner for its approval, as determined by the committee in its discretion. In 2017, Messrs. Pytosh and White received phantom unit awards pursuant to the CVR Partners LTIP. Mr. Pytosh also received an incentive unit award from CVR Energy, the terms of which are described below.
Perquisites.    The total value of all perquisites and personal benefits provided by CVR Partners to each of its named executive officers in 2017 was less than $10,000.
Other Forms of Compensation.    Mr. Pytosh previously had provisions in his employment agreement with our general partner that provide for severance benefits in the event of a termination of his employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated by Mr. Pytosh and CVR Partners.
CVR Energy's Compensation Programs
The following discussion relates to the 2017 compensation of the named executive officers who are employed by CVR Energy. In addition, this discussion addresses the bonus opportunity and equity-based incentive Mr. Pytosh participates in because a portion of his services is dedicated to CVR Energy and its subsidiaries (including CVR Refining). Accordingly, references to the named executive officers in this section shall refer solely to Messrs. Lipinski and Lamp, Ms. Ball and Mr. Walter (and in certain instances, where applicable, Mr. Pytosh). In addition, all references to the compensation committee refer to the compensation committee of the board of directors of CVR Energy.
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
Elements of Compensation Program
For 2017, the three primary components of CVR Energy's compensation program were base salary, an annual performance-based cash bonus and equity-based incentive awards. While these three components are related, they are viewed as separate and analyzed as such. The named executive officers are also provided with benefits that are generally available to CVR Energy's salaried employees.
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
The compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation, or among different forms of compensation other than its belief that the most crucial component is equity-based compensation. The decision is strictly made on a subjective and individual basis after consideration of all relevant factors. The compensation committee believes that the most critical component of compensation to enhance long-term stockholder value and growth is the equity-based component and has generally targeted 40% to 60% of the compensation package to be equity-based for executive officers, other than the chief executive officer. This provides the incentive for executive officers to remain in the employ of CVR Energy and to promote a focused effort on growth and long-term success with long-term enhancement of stockholder value. The chief executive officer of CVR Energy, while not a member of the compensation committee, reviews information provided to CVR Energy by an independent compensation consultant, Longnecker, as well as other relevant market information and actively provides guidance and recommendations to the committee regarding the amount and form of the compensation of other executives and key employees.
Longnecker was engaged by CVR Energy to generally assess the level of compensation increases year over year and to assess new and proposed rules in the compensation area. The compensation committee utilized this information, along with other market survey and general industry survey information provided by CVR Energy to review and approve executive compensation levels. Although no specific target for total compensation is set, CVR Energy generally recommends compensation levels at or near the 50th percentile of the available market survey and general industry survey information.
Base Salary.    Mr. Lipinski had an employment agreement with CVR Energy that set forth his initial base salary, which expired December 31, 2017 in connection with his retirement. Mr. Lamp has an employment agreement with CVR Energy that sets forth his initial base salary. Ms. Ball and Mr. Walter do not have employment agreements. Base salaries are set at a level intended to enable CVR Energy to hire and retain executives, to enhance the executive's motivation in a highly competitive and dynamic environment, and to reward individual and company performance. In determining base salary levels, the compensation committee takes into account the following factors: (i) CVR Energy's financial and operational performance for the year; (ii) the previous years' compensation level for each executive; (iii) market survey and general industry survey information for comparable public companies; and (iv) recommendations of the chief executive officer, based on individual responsibilities and performance, including each executive's commitment and ability to (A) strategically meet business challenges, (B) achieve financial results, (C) promote legal and ethical compliance, (D) lead their own business or business team for which they are responsible and (E) diligently and effectively respond to immediate needs of the volatile industry and business environment.
Rather than establishing compensation solely on a formula-driven basis, decisions by the compensation committee are made using an approach that considers several important factors in developing compensation levels. For example, the compensation committee considers whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair. In addition, in setting base salaries, CVR Energy's compensation committee reviews published and other market survey and general industry survey information and considers the applicability of the salary data in view of the individual positions within CVR Energy.
Salaries are reviewed annually by the compensation committee with periodic informal reviews throughout the year. Adjustments, if any, are usually made effective January 1 of the year immediately following the review. The compensation committee most recently reviewed the level of base salary and cash bonus for each of the named executive officers in 2017 in conjunction with their responsibilities and expectations for 2018. Mr. Lamp's base salary of $1,000,000 was set in November 2017 in connection with the execution of his employment agreement. The compensation committee initially reviewed the base salaries of the remaining named executive officers in November 2017, and as of January 1, 2018 set salaries for Ms. Ball at $440,000 and for Mr. Walter at $312,000. The compensation committee recently reviewed the base salaries for Ms. Ball and Mr. Walter and revised them to $500,000 and $380,000, respectively, effective February 2018. Individual performance, market data and changes in the named executive officers' positions and levels of responsibility were considered. Among these three factors, slightly more weight was given to the market data.
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
Information about total cash compensation paid by members of CVR Energy's industry is used in determining both the level of bonus award and the ratio of salary to bonus, as the compensation committee believes that maintaining a level of bonus and a ratio of fixed salary to bonus (which may fluctuate) that is in line with those of our competitors is an important factor in attracting and retaining executives. The compensation committee also believes that a significant portion of an executive's compensation should be at risk, which means that a portion of the executive's overall compensation is not guaranteed and is determined based on individual and company performance. Executives have greater potential bonus awards as the authority and responsibility of an executive increases. Each of the named executive officers is eligible to receive an annual cash bonus with a target bonus equal to a specified percentage of the relevant executive's annual base salary. For 2017, the target bonuses for the named executive officers were: John J. Lipinski (250%), Susan M. Ball (120%) and John R. Walter (110%). Mr. Pytosh maintained a target bonus of 135% for the portion of his bonus (40%) allocated to CVR Energy and its subsidiaries (including CVR Refining). Mr. Lamp was not eligible for an annual bonus for 2017 under the terms of his employment agreement. These target percentages were the result of individual negotiations between the named executive officers and CVR Energy, and were in correlation with the market data and other general industry survey information provided by CVR Energy. Specific bonus measures were determined by the compensation committee, following discussions with CVR Energy management.
In March 2011, CVR Energy adopted the CVR Energy, Inc. Performance Incentive Plan, and amended and restated such plan in April 2016 (the "CVR Energy PIP"), pursuant to which the named executive officers (other than Mr. Lamp) had the opportunity to earn bonuses in respect of 2017. The payment of annual bonuses for the 2017 performance year was dependent upon the achievement of financial, operational and safety measures, which comprised 35%, 45% and 20% of the annual bonuses, respectively for Messrs. Lipinski and Walter and Ms. Ball, and comprised 35%, 40% and 25% of the annual bonus for Mr. Pytosh. Specific bonus measures were determined by the compensation committee based on its review of relevant market data and discussions with management, and were selected with the goals of optimizing operations, maintaining financial stability and providing a safe work environment intended to maximize CVR Energy's overall performance resulting in increased stockholder value. The compensation committee also approved the threshold, target and maximum performance goals with respect to each measure. No payment is made with respect to the measures unless the threshold of the relevant performance measure is achieved.
The 2017 financial measures were: consolidated adjusted EBITDA for CVR Energy, which was derived from earnings before interest, taxes, depreciation and amortization, and adjusted for first-in, first-out (FIFO) accounting impacts, unrealized gains and losses on derivative transactions, turnaround expenses, loss on extinguishment of debt, asset impairment charges, non-controlling interest and board-directed actions.
The 2017 operational measures include the following: petroleum reliability for the total Coffeyville and Wynnewood refineries, measured by crude throughput barrels per day; crude transportation production, measured by gathered barrels per day; and fertilizer reliability for the Coffeyville and East Dubuque fertilizer plants, measured by adjusted equivalent tons of UAN production.
The 2017 safety measures include the aggregated EH&S results for the petroleum segment pursuant to the CVR Energy PIP and the aggregated EH&S results pursuant to the CVR Partners PIP, which include the following: consolidated OSHA recordable injury statistics (based upon OSHA injuries and inclusive of petroleum and fertilizer); consolidated OSHA lost time injury statistics (based upon OSHA lost time injuries and inclusive of petroleum and fertilizer); consolidated EH&S severity statistics (based upon EH&S severity and inclusive of petroleum and fertilizer); consolidated air reportable releases (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated air reportable release quantity (based upon EPA reportable quantity releases and inclusive of petroleum and fertilizer operations); consolidated tier 1 process safety events (based upon API process safety events of petroleum and fertilizer operations); and consolidated tier 2 process safety events (based upon API process safety events of petroleum and fertilizer operations).
The table below reflects the: (i) financial, operational and safety measures used to determine 2017 bonuses for the named executive officers; (ii) threshold, target and maximum performance levels for each measure; (iii) actual results with respect to each measure; and (iv) portion of the 2017 bonus that will be determined based on each such measure. The executives may receive 50% related to threshold levels, 100% for target levels, and 150% for maximum levels, respectively.

2017 Performance Measure	2017 Performance Goals Threshold/Target/Maximum	2017 Actual Results	Portion of Target Bonus Allocable to Measure
Consolidated adjusted EBITDA for CVR Energy	Threshold: $353.0 million Target: $394.0 million Maximum: $477.0 million	$458.2 million	35% of bonus for Messrs. Lipinski, Pytosh and Walter and Ms. Ball
Petroleum Reliability Measures	Threshold: 178,200 bpd Target: 190,200 bpd Maximum: 200,700 bpd	205,263 bpd	30% of bonus for Messrs. Lipinski, Pytosh and Walter and Ms. Ball
Crude Transportation Production Measures	Threshold: 72,000 gathered bpd Target: 76,000 gathered bpd Maximum: 80,000 gathered bpd	85,735 gathered bpd	5% of bonus Messrs. Lipinski and Walter and Ms. Ball and 10% for Mr. Pytosh
Fertilizer Reliability Measures	Threshold: 1,920,000 tons Target: 1,980,000 tons Maximum: 2,090,000 tons	2,050,658 tons	10% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Coffeyville Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	13.5%	10% of bonus for Messrs. Lipinski, Pytosh and Walter and Ms. Ball
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 2.5% of refining payout levels Target: 5% of refining payout levels Maximum: 7.5% of refining payout levels	5.5%	5% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Wynnewood Refinery Environmental Health & Safety Measures	Threshold: 5% of refining payout levels Target: 10% of refining payout levels Maximum: 15% of refining payout levels	11.0%	10% of bonus for Mr. Pytosh
Fertilizer Environmental Health & Safety Measures	Threshold: 2.5% of nitrogen payout levels Target: 5% of nitrogen payout levels Maximum: 7.5% of nitrogen payout levels	5.2%	5% of bonus for Messrs. Lipinski and Walter and Ms. Ball
Crude Transportation Environmental Health & Safety Measures	Threshold: 2.5% of transport payout levels Target: 5% of transport payout levels Maximum: 7.5% of transport payout levels	6.5%	5% of bonus for Mr. Pytosh
As a result of these performance levels, Messrs. Lipinski and Walter and Ms. Ball earned approximately 138.42% and Mr. Pytosh (with respect to the portion of his bonus (40%) allocated to CVR Energy and its subsidiaries (including CVR Refining)) earned approximately 139.54% of their respective target annual bonuses.
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

Perquisites.    CVR Energy pays for the cost of supplemental life insurance for certain of its named executive officers. Except for the premiums associated with such supplemental life insurance, the total value of all perquisites and personal benefits provided to each of its named executive officers in 2017 was less than $10,000.
Other Forms of Compensation.    Mr. Lamp has, and Mr. Lipinski previously had, provisions in their respective employment agreements with CVR Energy that provide for severance benefits in the event a termination of their employment under certain circumstances. These severance provisions are described below in " — Change-in-Control and Termination Payments" and were negotiated between the applicable named executive officer and CVR Energy.
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

Compensation Committee Frank M. Muller, Jr. (Chairman) Andrew Langham

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2017, 2016 and 2015. In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John J. Lipinski,	2017	1,000,000			3,460,500	38,698	4,499,198
Executive Chairman	2016	1,000,000	—	—	5,898,750	36,949	6,935,699
	2015	1,000,000	—	—	7,187,500	32,214	8,219,714
David L. Lamp,	2017	42,308	75,000	—	1,500,000	—	1,617,308
Executive Chairman

Mark A. Pytosh,	2017	525,000		1,069,996	736,349	17,442	2,348,787
Chief Executive Officer	2016	525,000		1,050,011	789,051	17,127	2,381,189
	2015	510,000	—	1,050,002	941,703	17,076	2,518,781
Susan M. Ball,	2017	425,000		969,987	705,942	19,612	2,120,541
Chief Financial Officer	2016	425,000		945,009	489,345	19,082	1,878,436
	2015	415,000	—	945,003	673,338	18,703	2,052,044
John R. Walter	2017	299,616		492,990	456,786	16,987	1,266,379
Senior Vice President,	2016	290,000		450,005	297,497	16,517	1,054,019
General Counsel, and Secretary	2015	275,000	—	431,018	405,625	16,330	1,127,973
William White	2017	278,000		299,999	178,209	23,108	779,316
Executive Vice President	2016	278,000		290,000	270,883	21,657	860,540
Marketing and Operations	2015	270,000	—	280,007	321,905	20,251	892,163
_______________________________________

(1)	The amount in this column for Mr. Lamp includes a $75,000 relocation bonus.

(2)
For 2015, 2016 and 2017, amounts in this column reflect the aggregate grant date fair value of phantom units granted to Mr. Pytosh and Mr. White pursuant to the CVR Partners LTIP, computed in accordance with FASB ASC 718. In addition, for 2015, 2016 and 2017, amounts in this column reflect the aggregate grant date fair value of incentive units granted to Mr. Pytosh, Ms. Ball and Mr. Walter by CVR Energy. We pay for our allocated portion of the incentive unit awards pursuant to the services agreement. Assumptions relied upon in such valuations are set forth in footnote 4 to our audited consolidated financial statements. The phantom and incentive units generally vest over three years, provided that the executive continues to serve as an employee of the Partnership (with respect to phantom units), CVR Energy (with respect to incentive units) or one of their respective subsidiaries or parents on each such date, and subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(3)
For Messrs. Pytosh and White, amounts in this column for 2017, 2016 and 2015 reflect amounts earned pursuant to the CVR Partners PIP in respect of performance during 2017, 2016 and 2015, which are to be paid or were paid in 2018, 2017 and 2016, respectively. For Messrs. Lipinski, Pytosh and Walter and Ms. Ball, amounts in this column for 2017, 2016 and 2015 reflect amounts earned pursuant to the CVR Energy PIP in respect of performance during 2017, 2016 and 2015, which are to be paid or were paid in 2018, 2017 and 2016, respectively. For Mr. Lipinski, the amounts for 2016 and 2015 also reflect the aggregate grant date fair value for certain performance units granted in December 2016 and December 2015, of $3,500,000 for each year, that are valued based on a performance factor that is tied to certain operational performance metrics. For Mr. Lamp, the amount for 2017 reflects the aggregate grant date fair value for certain performance units granted in November 2017, of $1,500,000, that are valued based on a performance factor that is tied to certain operational performance metrics.

(4)
Amounts in this column for 2017 include the following: (i) a company contribution under the CVR Energy 401(k) plan of $16,200 for Messrs. Lipinski, Pytosh, Walter and White and Ms. Ball; (ii) $15,640 for Mr. Lipinski, $2,170 for Ms. Ball, $257 for Mr. Walter and $3,387 for Mr. White in premiums paid by CVR Energy on behalf of the executive officer with respect to its executive life insurance program; and (iii) $6,858 for Mr. Lipinski, $1,242 for Mr. Pytosh, $1,242 for Ms. Ball, $530 for Mr. Walter and $3,521 for Mr. White in taxable value (inclusive of associated premiums) provided by CVR Energy on behalf of the executive officer with respect to its basic life insurance program.

As described in more detail in the Compensation Discussion and Analysis, named executive officers other than Messrs. Pytosh and White are employed by CVR Energy and dedicated only a portion of their time to our business in 2017. Furthermore, Mr. Pytosh dedicated a portion of his time (approximately 30%) to CVR Energy and its subsidiaries (including CVR Refining) during 2017.
The following table outlines 2017 cash compensation paid to the named executive officers who are employed by CVR Energy and was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated to our business during 2017.

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation($)	Other ($)
John J. Lipinski	150,000	—	519,075	5,805
David L. Lamp	6,346	—	225,000	11,250
Susan M. Ball	127,500	290,996	211,783	5,884
John R. Walter	116,850	192,266	178,147	6,625
_______________________________________

The following table outlines 2017 cash compensation paid to Mr. Pytosh for time he spent attributable to service to CVR Energy and its subsidiaries (including CVR Refining).

Name	Salary ($)	Stock Awards ($)	Non-Equity Incentive Compensation ($)	Other ($)
Mark A. Pytosh	157,500	427,997	395,596	5,233

Grants of Plan-Based Awards
The following table sets forth information concerning amounts that could have been earned by our named executive officers under the CVR Energy PIP, CVR Partners PIP, CVR Energy LTIP and CVR Partners LTIP, as applicable, during 2017, as well as certain incentive unit awards made to our named executive officers.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards (2)($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John J. Lipinski	—	1,250,000	2,500,000	3,750,000	—	—
David L. Lamp	11/01/2017	1,050,000	1,500,000	1,650,000
Mark A. Pytosh	—	212,625	425,250	637,875	—	—
	—	141,750	283,500	425,250	—	—
	12/29/2017	—	—	—	185,014	641,999
	12/29/2017	—	—	—	32,999	427,997
Susan M. Ball	—	255,000	510,000	765,000	—	—
	12/29/2017	—	—	—	74,787	969,987
John R. Walter	—	165,000	330,000	495,000
	12/29/2017	—	—	—	38,010	492,990
William White	—	111,200	222,400	333,600	—	—
	12/29/2017	—	—	—	86,455	299,999
_______________________________________

(1)
Amounts in these columns reflect amounts that could have been earned by the named executive officers under the CVR Partners PIP (with respect to Messrs. Pytosh and White) or under the CVR Energy PIP (with respect to Messrs. Lipinski and Pytosh, Ms. Ball and Mr. Walter) in respect of 2017 performance at the threshold, target and maximum levels with respect to each performance measure. The performance measures and related goals for 2017 set by the compensation committee of our general partner and the compensation committee of CVR Energy, as applicable, are described in the Compensation Discussion and Analysis. For Mr. Lamp, amounts reflect those that could be earned under certain performance units issued in November 2017 at threshold, target, and maximum based on performance factors that are tied to operational performance metrics.

(2)
Amounts in this column reflect: (i) the grant date fair value of certain incentive units awarded to Mr. Pytosh, Ms. Ball and Mr. Walter by CVR Energy during 2017, computed in accordance with FASB ASC 718; and (ii) the grant date fair value of phantom units awarded to Mr. Pytosh and Mr. White under the CVR Partners LTIP during 2017, computed in accordance with FASB ASC 718.

Employment Agreements
John J. Lipinski.    CVR Energy most recently entered into an employment agreement with Mr. Lipinski, as chief executive officer, effective as of January 1, 2016. The agreement had a two-year term and expired December 31, 2017 in connection with Mr. Lipinski's retirement. Mr. Lipinski received an annual base salary of $1,000,000 effective as of January 1, 2017. Mr. Lipinski was also eligible to receive a performance-based annual cash bonus with a target payment equal to 250% of his annual base salary for 2017, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy. In addition, Mr. Lipinski was entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lipinski was eligible to receive annually (commencing December 31, 2015) on the anniversary of the agreement date a grant of performance units pursuant to the CVR Energy LTIP having an aggregate value of $3.5 million. The material terms of the performance units are described below. Mr. Lipinski was also eligible to receive an incentive payment of $5 million if (i) CVR Energy (or a subsidiary thereof) obtained an equity or management interest in a logistics master limited partnership (a "Logistics MLP") in a transaction approved by CVR Energy’s (or such subsidiary’s) Board of Directors, provided such Logistics MLP results from an initial public offering, spin transaction, acquisition or joint venture, and (ii) such Logistics MLP was trading on a national securities exchange on or prior to December 31, 2017. Payment of the incentive payment was conditioned upon (x) the foregoing performance objectives being achieved, and (y) Mr. Lipinski remaining employed with CVR Energy through December 31, 2017 (unless, if an employment termination occurs earlier than December 31, 2017, such termination (A) occurs after achievement of such performance objectives and (B) is carried out by CVR Energy without cause or by Mr. Lipinski for good reason (as such terms are defined in the employment agreement)). The employment agreement provides that any such incentive payment will be the obligation of the Logistics MLP and not of CVR Energy. The agreement required Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also included covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lipinski's agreement provided for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
David L. Lamp.    On November 1, 2017, CVR Energy entered into an employment agreement with Mr. Lamp, as chief executive officer, effective December 1, 2017. The agreement has a four-year term continuing through December 31, 2021, unless otherwise terminated by CVR Energy or Mr. Lamp. Mr. Lamp receives an annual base salary of $1,000,000 and is also eligible to receive a performance-based annual cash bonus with a target payment equal to 150% of his annual base salary, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR Energy. In addition, Mr. Lamp is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lamp is eligible to receive annually (commencing on November 1, 2017) on the anniversary of the agreement date a grant of performance units pursuant to the CVR Energy LTIP having an aggregate value of $1.5 million. The material terms of the performance units are described below. Mr. Lamp is also eligible to receive an incentive payment of $10 million (the “Incentive Payment”) pursuant to an additional performance unit award under the CVR Energy LTIP. The Incentive Payment becomes payable if either the conditions set forth in the employment agreement or the conditions set forth in a separate Performance Unit Award Agreement (“PU Award Agreement”) (described below) are fulfilled. Pursuant to the employment agreement, the Incentive Payment becomes payable if on or prior to December 31, 2021, either (a) a transaction is consummated which constitutes a change in control (as defined in the employment agreement), or (b) the board approves a transaction which, if consummated, would constitute a change in control and such transaction is consummated on or prior to December 31, 2022. Payment of the Incentive Payment is conditioned upon Mr. Lamp remaining employed with CVR Energy through December 30, 2021 (unless terminated by CVR Energy without cause or by Mr. Lamp for good reason on or after the satisfaction of the foregoing conditions and prior to December 30, 2021). Subject to the foregoing conditions, the Incentive Payment will, if it becomes payable, be paid within 30 days following the consummation of the transaction constituting a change in control. For the avoidance of doubt, Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of the employment agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement. The agreement required Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also included covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lamp's agreement provided for certain severance payments that may be due following the termination of his employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Mark A. Pytosh.    Our general partner entered into an employment agreement with Mr. Pytosh effective as of May 5, 2014, as amended December 19, 2014 and December 30, 2016. The agreement had a term extending through December 31, 2017, unless otherwise terminated by CVR GP or Mr. Pytosh. The agreement expired pursuant to its terms on December 31, 2017, provided, Mr. Pytosh continues to be employed by our general partner. Mr. Pytosh received an annual base salary of $525,000 effective as of January 1, 2017. Mr. Pytosh was also eligible to receive a performance-based annual cash bonus with a target payment equal to 135% of his annual base salary for 2017, to be based upon individual and/or company performance criteria as established by the compensation committee of the board of directors of CVR GP; provided, in 2015 and thereafter, a portion of his bonus was based upon individual and/or company performance criteria established by the compensation committee of the board of directors of CVR Energy to the extent Mr. Pytosh performs services for CVR Energy. Mr. Pytosh was also entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives. The agreement requires Mr. Pytosh to abide by perpetual restrictive covenants relating to non-disclosure and non-disparagement, and also include covenants relating to non-solicitation and non-competition during his employment and for six months following termination of employment. In addition, the agreement provided for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under " — Change-in-Control and Termination Payments."
Susan M. Ball, John R. Walter and William White.    Ms. Ball and Messrs. Walter and White do not have employment agreements. Their current base salaries are as follows: Ms. Ball - $500,000; Mr. Walter - $380,000; and Mr. White - $278,000. In addition, each such named executive officer is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs as in effect from time to time on the same basis as other senior executives.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Partners LTIP that were held by certain of the named executive officers as of December 31, 2017, as well as outstanding incentive unit awards made by CVR Energy and for which, the Partnership will share in the expense. The table also includes incentive unit awards made to Mr. Pytosh by CVR Energy for which the Partnership does not share in the expense.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Mark A. Pytosh	26,683	(2)	106,999
	6,849	(3)	119,789
	77,348	(4)	255,248
	29,756	(5)	520,432
	185,014	(6)	606,846
	32,999	(7)	546,133
Susan M. Ball	15,411	(3)	269,538
	66,950	(5)	1,170,956
	74,787	(7)	1,237,725
John R. Walter	7,029	(3)	122,937
	31,881	(5)	557,599
	38,010	(7)	629,066
William White	11,859	(2)	47,555
	35,604	(4)	117,493
	86,455	(6)	283,572
_______________________________________

(1)
This column represents the number of unvested units outstanding on such date, multiplied by the closing price of the units on December 29, 2017, which: (i) for purposes of the phantom units described in footnote (2) below, was $4.01 (the closing price of $3.28 plus $0.73 in accrued distributions); (ii) for purposes of the incentive units described in footnote (3) below, was $17.49 (the closing price of $16.55 plus $0.94 in accrued distributions); (iii) for purposes of the phantom units described in footnote (4) below was $3.30 (the closing price of $3.28 plus $0.02 in accrued distributions); (iv) for purposes of the incentive units described in footnote (5) below, was $17.49 (the closing price of $16.55 plus $0.94 in accrued distributions); (v) for purposes of the phantom units described in footnote (6) below, was $3.28; and (vi) for purposes of the incentive units described in footnote (7) below, was $16.55.

(2)
The phantom units reflected were issued on December 18, 2015 and are scheduled to vest on December 18, 2018, provided the executive continues to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(3)
The incentive units reflected were issued on December 18, 2015 and are scheduled to vest on December 18, 2018, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(4)
The phantom units reflected were issued on December 31, 2016 and are scheduled to vest in one-half increments on December 16, 2018 and 2019, provided the executive continues to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(5)
The incentive units reflected were issued on December 31, 2016 and are scheduled to vest in one-half increments on December 16, 2018 and 2019, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

(6)
The phantom units reflected were issued on December 29, 2017 and are scheduled to vest in one-third annual increments on December 15 of 2018 through 2020, provided the executive continues to serve as an employee of our general partner, a subsidiary or parent on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below.

(7)
The incentive units reflected were issued on December 29, 2017 and are scheduled to vest in one-third annual increments on December 15 of 2018 through 2020, provided the executive continues to serve as an employee of CVR Energy or one of its subsidiaries on such date, subject to accelerated vesting under certain circumstances as described in more detail in the section titled "Change-in-Control and Termination Payments" below. The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

Equity Awards Vested During Fiscal Year 2017
This table reflects the portion of phantom units granted pursuant to the CVR Partners LTIP as well as incentive unit awards made by CVR Energy for which the Partnership shared in the expense that vested during 2017. The table also includes incentive unit awards made to Mr. Pytosh by CVR Energy that vested during 2017 and for which the Partnership did not share in the expense.

	Equity Awards
Named Executive Officer	Number of Shares or Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Pytosh	22,198	123,865	(1)
	7,666	136,685	(2)
	26,684	112,873	(3)
	6,849	95,954	(4)
	38,675	136,136	(5)
	14,878	208,441	(6)
Susan M. Ball	17,474	311,561	(2)
	15,411	215,908	(4)
	33,476	468,999	(6)
John R. Walter	7,751	138,200	(2)
	7,029	98,476	(4)
	15,941	223,333	(6)
William White	9,793	54,645	(1)
	11,860	50,168	(3)
	17,803	62,667	(5)
_______________________________________

(1)
For phantom units that vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners' common units in accordance with the agreement, and (ii) accrued distributions of $1.98 per unit.

(2)
For incentive units that vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, and (ii) accrued distributions of $4.06 per unit.

(3)
For phantom units that vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners' common units in accordance with the agreement, and (ii) accrued distributions of $0.73 per unit.

(4)
For incentive units that vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, and (ii) accrued distributions of $0.94 per unit.

(5)
For phantom units that vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners' common units in accordance with the agreement, and (ii) accrued distributions of $0.02 per unit.

(6)
For incentive units that vested during fiscal year 2017, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Refining's common units in accordance with the agreement, and (ii) accrued distributions of $0.94 per unit.

Reimbursement of Expenses of Our General Partner
Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the services agreement. See "Certain Relationships and Related Transactions, and Director Independence — Agreements with CVR Energy and CVR Refining — Services Agreement" for a description of our services agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the services agreement, including a pro-rata portion of the compensation of CVR Energy's executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2017, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the services agreement) was approximately $19.3 million.
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
Change-in-Control and Termination Payments
Under the terms of certain of the named executive officers' employment agreements with our general partner or CVR Energy (as applicable), they are entitled to severance and other benefits from us or CVR Energy following the termination of their employment under certain circumstances. The amounts of potential post-employment payments and benefits in the narrative and table below assume that the triggering event took place on December 31, 2017, are based on salaries as of December 31, 2017 and assume the payment of bonuses at 100% of target. Pursuant to the services agreement that we entered into with CVR Energy, we are responsible for the payment of our proportionate share of the severance and other benefits costs following the termination of employment of the executive officers that are employed by CVR Energy.
John J. Lipinski.    If Mr. Lipinski's employment was terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement), then in addition to any accrued amounts, including any base salary earned but unpaid through the date of termination, any earned but unpaid annual bonus for completed fiscal years, any unused accrued paid time off and any unreimbursed expenses ("Accrued Amounts"), Mr. Lipinski would have been entitled to receive as severance: (i) salary continuation for the lesser of six months and the remainder of the term of the employment agreement (such period, the "Lipinski Post-Employment Period"); and (ii) a pro-rata bonus for the year in which termination occurs based on actual results. In addition, if Mr. Lipinski's employment was terminated either by CVR Energy without cause and other than for disability or by Mr. Lipinski for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lipinski would have been entitled to receive 1/6 of his target bonus for the year of termination for each month of the Lipinski Post-Employment Period.
If Mr. Lipinski's employment was terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lipinski under disability plan(s), Mr. Lipinski would have been entitled to disability payments during the Lipinski Post-Employment Period equal to the base rate of Mr. Lipinski's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and a pro-rata bonus for the year in which termination occurs based on actual results. As a condition to receiving these severance payments and benefits, Mr. Lipinski would have been required to execute, deliver and not revoke a general release of claims and abide by restrictive covenants as detailed below. If Mr. Lipinski's employment was terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lipinski's beneficiary (or his estate) would have been paid the base salary Mr. Lipinski would have received had he remained employed through the Lipinski Post-Employment Period, and a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lipinski's supplemental disability payments or the payments due to Mr. Lipinski's beneficiary or estate by reason of his death. Mr. Lipinski would be required to cooperate in obtaining such insurance. Mr. Lipinski does not receive any payments or benefits in the event of retirement.
If any payments or distributions due to Mr. Lipinski would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lipinski (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lipinski would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason. The agreement required Mr. Lipinski to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also included covenants relating to non-solicitation and non-competition during Mr. Lipinski's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable).
David L. Lamp.     If Mr. Lamp's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lamp for good reason (as these terms are defined in his employment agreement), then in addition to any Accrued Amounts, Mr. Lamp is entitled to receive as severance: (i) salary continuation for the lesser of six months and the remainder of the term of the employment agreement (such period, the "Lamp Post-Employment Period"); and (ii) a pro-rata bonus for the year in which termination occurs based on actual results. In addition, if Mr. Lamp's employment is terminated either by CVR Energy without cause and other than for disability or by Mr. Lamp for good reason (as these terms are defined in his employment agreement) within one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lamp will receive the Incentive Payment within 30 days following the consummation of the change in control.
If Mr. Lamp's employment is terminated as a result of his disability, then in addition to any Accrued Amounts and any payments to be made to Mr. Lamp under disability plan(s), Mr. Lamp is entitled to disability payments during the Lamp Post-Employment Period equal to the base rate of Mr. Lamp's base salary as in effect immediately before his disability (the estimated total amount of this payment is set forth in the relevant table below) and a pro-rata bonus for the year in which termination occurs based on actual results. As a condition to receiving these severance payments and benefits, Mr. Lamp must execute, deliver and not revoke a general release of claims and abide by restrictive covenants as detailed below. If Mr. Lamp's employment is terminated at any time by reason of his death, then in addition to any Accrued Amounts, Mr. Lamp's beneficiary (or his estate) will be paid the base salary Mr. Lamp would have received had he remained employed through the Lamp Post-Employment Period, and a pro-rata bonus for the year in which termination occurs based on actual results. Notwithstanding the foregoing, CVR Energy may, at its option, purchase insurance to cover the obligations with respect to either Mr. Lamp's supplemental disability payments or the payments due to Mr. Lamp's beneficiary or estate by reason of his death. Mr. Lamp would be required to cooperate in obtaining such insurance. Mr. Lamp does not receive any payments or benefits in the event of retirement.
If any payments or distributions due to Mr. Lamp would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be "cut back" only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The estimated total amounts payable to Mr. Lamp (or his beneficiary or estate in the event of death) in the event of termination of employment under the circumstances described above are set forth in the table below. Mr. Lamp would solely be entitled to Accrued Amounts, if any, upon the termination of employment by CVR Energy for cause, or by him voluntarily without good reason. The agreement requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also includes covenants relating to non-solicitation and non-competition during Mr. Lamp's employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable).
Mark A. Pytosh.    If the employment of Mr. Pytosh was terminated either by our general partner without cause and other than for disability or by Mr. Pytosh for good reason (as such terms are defined in his employment agreements), then Mr. Pytosh would have been entitled, in addition to any Accrued Amounts, to receive as severance (i) salary continuation for the lesser of six months or the remainder of the term of the agreement, (ii) a pro-rata bonus for the year in which termination occurs based on actual results and (iii) subject to his timely election, and the availability thereof, continuation coverage under our general partner's group health plan as provided under Part 6 of Title I of the Employment Retirement Income Security Act of 1974 (as amended) and Section 4980B of the Internal Revenue Code of 1986 (as amended) (collectively, "COBRA") for the applicable continuation period under COBRA.

As a condition to receiving these severance payments and benefits, Mr. Pytosh would have been required to (i) execute, deliver and not revoke a general release of claims and (ii) abide by restrictive covenants as detailed below. The agreement provided that if any payments or distributions due to Mr. Pytosh would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be cut back only if that reduction would be more beneficial to the executive officer on an after-tax basis than if there were no reduction. Mr. Pytosh would solely be entitled to Accrued Amounts, if any, upon the termination of employment by our general partner for cause, or by Mr. Pytosh voluntarily without good reason. The agreement required Mr. Pytosh to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement. The agreement also included covenants relating to non-solicitation and covenants relating to non-competition during the employment term and for six months following the end of the term.
Susan M. Ball, John R. Walter and William White.    Ms. Ball and Messrs. Walter and White do not have employment agreements and are not entitled to any severance and other benefits from CVR Energy or our general partner following the termination of their employment.

	Cash Severance ($)					Benefit Continuation ($)(3)
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
John J. Lipinski(4)	2,500,000	2,500,000	—	2,500,000	2,500,000	—	—	—	—	—
David L. Lamp	500,000	500,000	—	500,000	10,500,000	—	—	—	—	—
Mark A. Pytosh	—	—	—	708,750	708,750	—	—	—	—	—
_______________________________________

(1)	Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

(2)	Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.

(3)	Beginning in 2014, CVR Energy switched to a self-insured medical plan, and premiums for the named executive officers are paid by the employee only.

(4)
The table above shows the payment of Mr. Lipinski's bonus at target under the described circumstances. Mr. Lipinski retired December 31, 2017 concurrent with the expiration of his employment agreement. Under the terms of his employment agreement following expiration, he received his actual earned bonus for 2017, as disclosed in the Summary Compensation Table of $3,460,500.

Each of the named executive officers of our general partner who is employed by CVR Energy (except for Messrs. Lipinski and Lamp), as well as Mr. Pytosh, who is employed by our general partner, has been granted incentive units by CVR Energy.
In December 2015, 2016 and 2017, CVR Energy granted Mr. Pytosh, Ms. Ball and Mr. Walter awards consisting of incentive units and distribution equivalent rights. Each incentive unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of CVR Refining's common units for the ten trading days preceding vesting, plus (ii) the per unit cash value of all distributions declared and paid by CVR Refining from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments on each annual vesting date, subject to immediate vesting under certain circumstances. With respect to the 2015 award for Ms. Ball, the award becomes immediately vested in the event of any of the following: (i) such named executive officer's employment is terminated other than for cause within the one-year period following a change in control; (ii) such named executive officer resigns from employment for good reason within the one year period following a change in control; or (iii) such named executive officer's employment is terminated under certain circumstances prior to a change in control. If (A) Mr. Pytosh, Ms. Ball or Mr. Walter is terminated other than for cause or, (B) with respect to Mr. Pytosh (with respect to the 2015-2016 award agreements) or Ms. Ball (with respect to the 2015 award agreement), such named executive officer resigns for good reason in the absence of a change in control, or (C) if such named executive officer's employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
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
In November 2017, CVR Energy granted Mr. Lamp an award of 1,500 performance units. The award represents the right to receive a cash payment equal to $1,000 multiplied by the applicable performance factor. The performance factor is determined based on the level of attainment of the applicable performance objective, and both the performance factor and performance objective(s) will be determined by CVR Energy's compensation committee. The amount paid pursuant to the award, if any, will be paid following the end of the performance cycle for the award, but no later than March 6, 2019. The award is subject to transfer restrictions and carries a performance cycle commencing January 1, 2018 and ending on December 31, 2018. In the event of Mr. Lamp's termination of employment prior to the applicable payment date by reason of Mr. Lamp's death or disability, all performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lamp, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event prior to the applicable payment date Mr. Lamp's employment is terminated by CVR Energy other than for cause or by reason of Mr. Lamp's resignation for good reason, a pro rata portion of the performance units with respect to which a payment date has not yet occurred will remain outstanding, and amounts due to Mr. Lamp, if any, with respect to such performance units will be paid in the ordinary course as if his employment had not terminated based on actual results. In the event that Mr. Lamp's employment terminates for any other reason prior to the dates set forth above, all performance units with respect to which a payment date has not yet occurred will be forfeited immediately.
In November 2017, CVR Energy also entered into the PU Award Agreement in which Mr. Lamp was granted performance units with a cash value equal to the Incentive Payment. In addition to the change in control trigger described above, the award will vest and the Incentive Payment will become payable if the average closing price of CVR Energy’s common stock on the New York Stock Exchange over the 30-day trading period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. The award will be immediately forfeited and terminated if the foregoing vesting condition is not satisfied, or if at any time, on or prior to December 31, 2021, Mr. Lamp’s employment with CVR Energy is terminated for any or no reason, a change in control occurs, or the board approves a transaction, which, if consummated, would constitute a change in control. For the avoidance of doubt, Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of the employment agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement.
The following table reflects the value of accelerated vesting of the unvested incentive units held by the named executive officers assuming the triggering event took place on December 31, 2017. For purposes of the December 2015 incentive unit award, the value is based on the 10-day average closing price of CVR Refining common units for the 10 trading days preceding December 31, 2017, or $14.96 per unit plus accrued distributions of $0.94 per unit. The table does not take into consideration the value of the performance units held by Mr. Lipinski (which is the only award held by Mr. Lipinski) since such performance units would not accelerate, but instead pay out in the ordinary course as if his employment had not terminated. The table also does not take into consideration the value of the performance units held by Mr. Lamp, since the performance cycle does not commence until January 1, 2018. Messrs. Pytosh and Walter do not have any awards from CVR Energy that qualify for acceleration in the event of their termination as of December 31, 2017.
Value of Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards

	Death ($)	Disability ($)	Retirement ($)	Termination without Cause or with Good Reason ($)
				(1)	(2)
Susan M. Ball	—	—	—	—	245,035
_______________________________________

(1)	Termination without cause or resignation for good reason not in connection with a change in control.

(2)	Termination without cause or resignation for good reason in connection with a change in control.

Mr. Pytosh and Mr. White have been granted phantom units pursuant to the CVR Partners LTIP.
In December 2015, 2016 and 2017, CVR Partners granted Mr. Pytosh and Mr. White awards consisting of phantom units and distribution equivalent rights. Each phantom unit and distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of the CVR Partners' common units for the ten trading days preceding vesting, plus (ii) the per unit cash value of all distributions declared and paid by CVR Partners from the grant date to and including the vesting date. The awards are subject to transfer restrictions and vesting requirements that lapse in one-third annual increments beginning on the first anniversary of the date of grant, subject to immediate vesting under certain circumstances. If Mr. Pytosh or Mr. White is terminated other than for cause or if Mr. Pytosh, with respect to the 2015 and 2016 awards, resigns for good reason, or if their respective employment is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
Messrs. Pytosh and White do not have any awards from CVR Partners that qualify for acceleration in the event of their termination as of December 31, 2017.
Pay Ratio

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the total annual compensation of the Partnership's Principal Executive Officer ("PEO") to the median employee's annual total compensation. For 2017, we had two PEOs and, therefore, we are presenting two separate pay ratios. We calculated the first ratio using Mr. Pytosh who serves as Chief Executive Officer and President of our general partner. We calculated the second ratio using Mr. Lipinski who served as Executive Chairman and a director of our general partner until his retirement on December 31, 2017. Set forth below for 2017 is a comparison of (i) the median of the annual total compensation of all our employees and our consolidated subsidiaries (except our PEOs) and (ii) the annual total compensation of each of our PEOs (as adjusted to reflect the compensation attributable to their respective service to the Partnership). The median of the annual total compensation and the pay ratio described below are reasonable estimates calculated by the Partnership in a manner consistent with Item 402(u) of Regulation S-K.
We estimate that the median of the annual total compensation of all our employees and our consolidated subsidiaries (except our PEOs) was $112,656 for 2017. The annual total compensation of Messrs. Pytosh and Lipinski, our PEOs for 2017, as reported in the Summary Compensation Table included in this Item 11, was $1,362,461 and $674,880, respectively, for 2017 (as adjusted to reflect the compensation attributable to their respective service to the Partnership).
Based on this information, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2017 was: (i) 12 to 1, with respect to Mr. Pytosh; and (ii) 6 to 1, with respect to Mr. Lipinski.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our PEOs, we used the following methodology and made the following material assumptions, adjustments, and estimates:
1.    For 2017, we calculated these ratios using Messrs. Pytosh and Lipinski as our PEOs. Mr. Pytosh serves as Chief Executive Officer and President of our general partner. Mr. Lipinski served as Executive Chairman and a director of our general partner until his retirement on December 31, 2017. Mr. Lamp succeeded Mr. Lipinski and was appointed as co-Executive Chairman of our general partner on December 1, 2017 and joined the board of directors of our general partner effective January 1, 2018. We calculated the pay ratio for 2017 using Mr. Lipinski as our second PEO, rather than Mr. Lamp, because Mr. Lipinski served in this capacity for the entirety of 2017 while Mr. Lamp served in this capacity for only one month.

2.    We determined that, as of December 31, 2017, the employee population of the Partnership and its consolidated subsidiaries consisted of 304 individuals.
3.    To identify the "median employee" from the employee population, we compared the amount of annual total compensation of such employees for 2017 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We "annualized" the compensation of our full-time and part-time permanent employees as of December 31, 2017 to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the "median employee."
4.    Once we identified our median employee, we included the elements of such employee's compensation for 2017 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $112,656. With respect to the annual total compensation of our PEOs, we used the amounts reported in the "Total" column of our 2017 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to our PEOs respective service to the Partnership as further described in the table immediately following our 2017 Summary Compensation Table.
Compensation of Directors
Directors of our general partner who are not officers, employees or directors of CVR Energy or its affiliates receive compensation for their services. During 2017, independent directors received an annual director fee of $55,000. The audit committee chair received an additional fee of $15,000 per year, while independent directors serving on the audit committee received an additional fee of $7,500 per year. The compensation committee chair received an additional fee of $8,000 per year, while independent directors serving on the compensation committee received an additional fee of $5,000 per year. The chair of the environmental, health and safety committee received an additional fee of $8,000 per year, while independent directors serving on the environmental, health and safety committee received an additional fee of $5,000 per year. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses.
The following table sets forth the compensation earned by or paid to each independent director of our general partner for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards($)	Total Compensation ($)
Donna R. Ecton	75,000	—	75,000
Frank M. Muller, Jr.	75,500	—	75,500
Peter K. Shea	70,500	—	70,500
Eric D. Karp	13,750	—	13,750
_______________________________________

(1)	Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2017.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our common units as of February 15, 2018 by:

•	our general partner;

•	each of our general partner's directors;

•	each of our named executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our general partner's executive officers and directors as a group.
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent
CVR GP, LLC(1)	—	—
Coffeyville Resources, LLC(2)	38,920,000	34.4%
Raging Capital Management, LLC(3)	9,572,033	8.4%
GSO Capital Partners LP(4)	6,269,716	5.5%
David L. Lamp	—	—
John J. Lipinski(5)	187,500	*
Mark A. Pytosh(6)	75,932	*
Susan M. Ball	1,800	*
William White	4,378	*
John R. Walter	—	—
Donna R. Ecton(7)	30,469	*
Jonathan Frates	—	—
Andrew Langham	—	—
Frank M. Muller, Jr.(8)	35,122	*
Louis J. Pastor	—	—
Peter K. Shea	586	*
All directors and executive officers of our general partner as a group (12 persons)(9)	148,287	*
_______________________________________

*	Less than 1%

(1)	CVR GP, LLC, a wholly-owned subsidiary of CRLLC, is our general partner and manages and operates CVR Partners and has a non-economic general partner interest.

(2)
CRLLC is an indirect wholly-owned subsidiary of CVR Energy. CVR Energy may be deemed to have direct beneficial ownership of the common units held by CRLLC by virtue of its control of CRLLC. The directors of CVR Energy are Carl C. Icahn, Bob. G. Alexander, SungHwan Cho, Jonathan Frates, David L. Lamp, Stephen Mongillo, Louis J. Pastor and James M. Strock.

(3)
The following disclosures are based on a Schedule 13G dated February 14, 2018 made with the SEC by Raging Capital Management, LLC, a Delaware limited liability company ("Raging Capital"), and William C. Martin, a U.S. citizen. The principal business address for Raging Capital and Mr. Martin is Ten Princeton Avenue, P.O. Box 228, Rocky Hill, New Jersey 08553. Raging Capital is the Investment Manager of Raging Capital Master Fund, Ltd., a

Cayman Islands exempted company (“Raging Master”), in whose name the disclosed common units of CVR Partners are held. William C. Martin is the Chairman, Chief Investment Officer and Managing Member of Raging Capital. Raging Master has delegated to Raging Capital the sole authority to vote and dispose of the securities held by Raging Master pursuant to an Investment Management Agreement, dated November 9, 2012, as amended and restated on December 21, 2016 (the “IMA”). The IMA may be terminated by any party thereto effective at the close of business on the last day of any fiscal quarter by giving the other party not less than sixty-one days’ written notice. As a result, each of Raging Capital and William C. Martin may be deemed to beneficially own the common units held by Raging Master.

(4)
The following disclosures are based on a Schedule 13D/A dated January 12, 2018 made with the SEC by certain funds and entities associated with GSO Capital Partners LP (the "GSO Entities"), certain executives of the GSO Entities (the "GSO Executives"), certain entities associated with Blackstone Holdings I L.P. (the "Blackstone Entities"), and Stephen A. Schwarzman, who is a United States citizen. According to the filings, the principal business address of each of the GSO Entities and GSO Executives is c/o GSO Capital Partners LP, 345 Park Avenue, New York, NY 10154. The principal business address of each of the Blackstone Entities and Mr. Schwarzman is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154. As of January 11, 2018, GSO ADGM II Nitro Blocker LLC directly holds 2,824,081 common units and GSO Credit-A Partners LP directly holds 3,445,635 common units.

(5)
Mr. Lipinski owns 62,500 common units directly. In addition, Mr. Lipinski may be deemed to be the beneficial owner of an additional 125,000 common units, which are owned by the 2011 Lipinski Exempt Family Trust, which are held in trust for the benefit of Mr. Lipinski's family. Mr. Lipinski's spouse is the trustee of the trust. Mr. Lipinski retired December 31, 2017. The information reported for Mr. Lipinski is based on information available to CVR Partners and may not reflect his current beneficial ownership.

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

(7)
Ms. Ecton purchased 12,500 common units in connection with CVR Partners' Initial Public Offering in April 2011. Ms. Ecton was awarded 14,655 phantom units in connection with the Initial Public Offering, subject to a six-month vesting period. Upon vesting in October 2011, the phantom units converted to 14,655 common units, with 4,412 common units being withheld for tax purposes, resulting in a net award of 10,243 common units. Ms. Ecton was also awarded 2,418 common units on December 30, 2011, with 728 common units being withheld for tax purposes, resulting in a net award of 1,690 common units. These common units vested immediately. Ms. Ecton was also awarded 816 common units on December 28, 2012 and 1,220 common units on December 27, 2013. These common units vested immediately. Ms. Ecton purchased 2,000 common units in the open market in March 2016, and an additional 2,000 common units in the open market in June 2017.

(8)
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

(9)
The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (i) the 75,932 common units owned by Mr. Pytosh, the 1,800 common units owned by Ms. Ball and the 4,378 common units owned by Mr. White, (ii) the 30,469 common units owned by Ms. Ecton, (iii) the 35,122 common units owned by Mr. Muller, and (iv) the 586 owned by Mr. Shea. The number does not include common units held by Mr. Lipinski as he was not serving as a director or as an executive officer as of the specified date.

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

The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2017. The CVR Partners LTIP was approved by the board of directors of our general partner in March 2011.
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
Agreements with CVR Energy and Its Subsidiaries
CVR Partners and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries, including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM"), that govern the business relations among each party. These agreements were not the result of arm's-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. The agreements are described as in effect at December 31, 2017, unless otherwise noted.
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
The agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five- year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior to a renewal date. The agreement is also terminable by mutual consent of the parties or if a party breaches the agreement and does not cure within applicable cure periods. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the Coffeyville Facility or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent.
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
The cost of pet coke cost associated with the transfer of pet coke from CRRM to CRNF was approximately $2.0 million for the year ended December 31, 2017 and included in cost of materials and other on the Consolidated Statement of Operations. Payables of $0.1 million related to the coke supply agreement were included in accounts payable on the Consolidated Balance Sheets as of December 31, 2017.
Feedstock and Shared Services Agreement
CRNF is party to a feedstock and shared services agreement with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM's Coffeyville, Kansas refinery and CRNF's Coffeyville Facility. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen and natural gas. The agreement was amended and restated effective January 1, 2017 and subsequently amended effective November 1, 2017.
CRNF transfers hydrogen to CRRM pursuant to the feedstock and shared services agreement. CRNF is not required to sell hydrogen to CRRM if such hydrogen is required for operation of CRNF's Coffeyville Facility, if such sale would adversely affect the Partnership's classification as a partnership for federal income tax purposes, or if such sale would not be in CRNF's best interest. The feedstock agreement provides pricing terms for sales of hydrogen by CRNF. Pricing for sales of hydrogen from CRNF to CRRM is based on ammonia prices for sales of hydrogen up to a designated amount. For sales of hydrogen in excess of such amount, the pricing reverts to a UAN pricing structure to make us whole, as if we had produced UAN for sale. For the year ended December 31, 2017, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement were approximately $0.4 million, which is included in net sales in the Consolidated Statements of Operations. The monthly hydrogen sales are cash settled net on a monthly basis with hydrogen purchases, pursuant to the hydrogen purchase and sale agreement below.
The agreement provides that both parties must deliver high-pressure steam to one another under certain circumstances. Net expenses recorded in direct operating expenses (exclusive of depreciation and amortization) during the year ended December 31, 2017 was approximately $0.2 million related to high-pressure steam.
CRNF is also obligated to make available to CRRM any nitrogen produced by the Linde air separation plant that is not required for the operation of the Coffeyville Facility, as determined by us in a commercially reasonable manner. The price for the nitrogen is based on a cost of $0.035 cents per kilowatt hour, as adjusted to reflect changes in our electric bill. There were no reimbursed direct operating expenses associated with nitrogen for the year ended December 31, 2017.
The agreement also provides that both CRNF and CRRM must deliver instrument air to one another in some circumstances. CRNF must make instrument air available for purchase by CRRM at a minimum flow rate, to the extent produced by the Linde air separation plant and available to us. The price for such instrument air is $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in our electric bill. To the extent that instrument air is not available from the Linde air separation plant and is available from CRRM, CRRM is required to make instrument air available to CRNF for purchase at a price of $18,000 per month, prorated according to the number of days of use per month, subject to certain adjustments, including adjustments to reflect changes in CRRM's electric bill. There was no reimbursed direct operating expense or paid amounts for the year ended December 31, 2017.
CRNF is obligated to provide oxygen produced by the Linde air separation plant and made available to it to the extent that such oxygen is not required for operation of the Coffeyville Facility. The oxygen is required to meet certain specifications. Approximately $0.1 million was reimbursed by CRRM for the sale of oxygen for the year ended December 31, 2017 and was included as a reduction to direct operating expenses (exclusive of depreciation and amortization).
Prior to November 1, 2017, the feedstock and shared services agreement provided a mechanism pursuant to which CRNF transferred a tail gas stream to CRRM. Net sales generated from the sale of tail gas to CRRM were nominal during the year ended December 31, 2017. In April 2011, CRRM installed a pipe between the Coffeyville, Kansas refinery and the Coffeyville Facility to transfer the tail gas. CRNF paid CRRM the cost of installing the pipe and provided an additional 15% to cover the cost of capital, which was due from CRNF to CRRM over four years.
Effective November 1, 2017, the feedstock and shared services agreement was amended to provide a mechanism to transfer a natural gas stream from CRRM to CRNF, and CRNF will no longer transfer tail gas to CRRM. The pipe previously used for the transfer of tail gas was altered to exclusively allow for the transportation of natural gas. CRRM will nominate and purchase natural gas transportation and natural gas supplies for CRNF. CRNF will reimburse CRRM for the commodity cost of the natural gas and will pay a nominal fee for transportation and maintenance. During the year ended December 31, 2017, the Partnership recognized $0.6 million loss to write-off the tail gas asset in other income (expense) on the Consolidated Statement of Operations.
CRNF also occasionally provides finished product tank capacity to CRRM under the agreement. There was no reimbursed direct operating expense for the use of tank capacity for the year ended December 31, 2017.
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
At December 31, 2017, receivables of $0.2 million were included in prepaid expenses and other current assets on the Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement. At December 31, 2017, current obligations of approximately $1.0 million were included in accounts payable on the Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.
The agreement has an initial term of 20 years, ending in 2031, which will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date. The agreement will also be terminable by mutual consent of the parties or if one party breaches the agreement and does not cure within applicable cure periods and the breach materially and adversely affects the ability of the terminating party to operate its facility. Additionally, the agreement may be terminated in some circumstances if substantially all of the operations at the Coffeyville Facility or the Coffeyville, Kansas refinery are permanently terminated, or if either party is subject to a bankruptcy proceeding or otherwise becomes insolvent. Either party is entitled to assign its rights and obligations under the agreement to an affiliate of the assigning party, to a party's lenders for collateral security purposes, or to an entity that acquires all or substantially all of the equity or assets of the assigning party related to the refinery or fertilizer plant, as applicable, in each case subject to applicable consent requirements. The agreement contains an obligation to indemnify the other party and its affiliates against liability arising from breach of the agreement, negligence, or willful misconduct by the indemnifying party or its affiliates. The indemnification obligation will be reduced, as applicable, by amounts actually recovered by the indemnified party from third parties or insurance coverage. The agreement also contains a provision that prohibits recovery of lost profits or revenue, or special, incidental, exemplary, punitive or consequential damages, from either party or certain affiliates.
Hydrogen Purchase and Sale Agreement
CRNF and CRRM entered into a hydrogen purchase and sale agreement effective on January 1, 2017, pursuant to which CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. The committed volume pricing is based on a monthly fixed fee (based on the fixed and capital charges associated with producing the committed volume) and a monthly variable fee (based on the natural gas price associated with hydrogen actually received). In the event CRNF fails to take delivery of the full committed volume in a month, CRNF remains obligated to pay CRRM for the monthly fixed fee and the monthly variable fee based upon the actual hydrogen volume received, if any. In the event CRRM fails to deliver any portion of the committed volume for the applicable month for any reason other than planned repairs and maintenance, CRNF will be entitled to a pro-rata reduction of the monthly fixed fee. CRNF also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase.
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
For the year ended December 31, 2017, the cost of hydrogen purchases from CRRM was approximately $4.2 million, which was included in cost of materials and other in the Consolidated Statement of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales pursuant to the feedstock and shared services agreement. At December 31, 2017, current obligations, net of any amounts due to CRNF under the feedstock and shared services agreement for hydrogen, of approximately $0.3 million were included in accounts payable on the Consolidated Balance Sheets associated with net hydrogen purchases from CRRM.
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
Either CRNF or CRRM is entitled to terminate the agreement by giving at least three years' prior written notice. Between the time that notice is given and the termination date, CRRM must cooperate with us to allow us to build our own water intake system on the Verdigris River to be used for supplying water to our Coffeyville Facility. CRRM is required to grant easements and access over its property so that we can construct and utilize such new water intake system, provided that no such easements or access over CRRM's property shall have a material adverse effect on its business or operations at the refinery. CRNF will bear all costs and expenses for such construction if we are the party that terminated the original water sharing agreement. If CRRM terminates the original water sharing agreement, we may either install a new water intake system at our own expense, or require CRRM to sell the existing water intake system to us for a price equal to the depreciated book value of the water intake system as of the date of transfer.
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
Terminal and Operating Lease Agreement.  On May 4, 2012, CRNF entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC ("CRT"), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal and $4.00 per ton of UAN taken out of the terminal. For the year ended December 31, 2017, CVR Partners recognized approximately $0.1 million of cost of materials and other related to the terminal and operating lease agreement.

Lease Agreement.    CRNF is party to a lease agreement with CRRM in October 2007 under which CRNF leases certain office and laboratory space. The initial term of the lease was extended an additional year and will expire in October 2018, provided, however, that CRNF may terminate the lease at any time during the initial term by providing 180 days' prior written notice. In addition, CRNF has the option to renew the lease agreement for up to four additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then-existing term. For the year ended December 31, 2017, expenses incurred related to the use of the office and laboratory space totaled approximately $0.1 million. There were no amounts outstanding with respect to the lease agreement as of December 31, 2017.
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
Net amounts incurred under the services agreement for the year ended December 31, 2017 were approximately $16.0 million and were included in direct operating expenses (exclusive of depreciation and amortization) and selling, general and administrative expenses. At December 31, 2017, payables of $4.0 million were included in accounts payable and accrued expenses and other current liabilities on the Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.
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
Agreements with IEP
Railcar Lease Agreement and Maintenance
In the second quarter of 2016, CRNF entered into agreements to lease a total of 115 UAN railcars from American Railcar Leasing, LLC ("ARL"), a company controlled by IEP, which will expire in 2023. In the first quarter of 2017, ARI Leasing, LLC ("ARI"), a company controlled by IEP, assumed the lease from ARL. In the second quarter of 2017, CRNF entered into an agreement to lease an additional 70 UAN railcars from ARI which will expire in 2022. The Partnership received the additional 70 leased railcars during the second half of 2017. For the year ended December 31, 2017, rent expense of approximately $1.0 million was recorded in cost of materials and other in the Consolidated Statement of Operations related to these agreements.
American Railcar Industries, Inc., a company controlled by IEP, performed railcar maintenance for CRNF and the expense associated with this maintenance was approximately $0.2 million for the year ended December 31, 2017 and was included in cost of materials and other in the Consolidated Statement of Operations.
Insight Portfolio Group
Insight Portfolio Group LLC ("Insight Portfolio Group") is an entity formed by Mr. Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. In January 2013, CVR Energy acquired a minority equity interest in Insight Portfolio Group. The Partnership participates in Insight Portfolio Group’s buying group through its relationship with CVR Energy. The Partnership may purchase a variety of goods and services as members of the buying group at prices and on terms that management believes would be more favorable than those which would be achieved on a stand-alone basis. Transactions with Insight Portfolio Group for the year ended December 31, 2017 were nominal.
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

Item 14.    Principal Accounting Fees and Services
Grant Thornton LLP ("Grant Thornton") has served as the Partnership's independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2018.
The charter of the audit committee of the board of directors of our general partner, which is available on our website at www.cvrpartners.com, requires the audit committee to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The audit committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Partnership's audit committee pre-approved all fees incurred in fiscal year 2017.
The following table presents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2017 and 2016:

	Fiscal	Fiscal
	Year 2017	Year 2016

(in thousands)
Audit fees (1)	$654	$1,328
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$654	$1,328

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

4.7**
Forms of 6.5% Second Lien Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Rentech Nitrogen Partners, L.P. on April 16, 2013 (Commission File No. 001-35334)).

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

10.2.2*	Second Amendment to Amended and Restated On-Site Product Supply Agreement, dated as of October 1, 2017 by and between Linde LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.

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

10.7**
Second Amended and Restated Feedstock and Shared Services Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers,  LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on April 27, 2017).

10.7.1*
Amendment to the Second Amended and Restated Feedstock and Shared Services Agreement, dated as of November 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC.

10.8**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.9**
Third Amended and Restated Services Agreement, dated as of January 1, 2017, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on April 27, 2017).

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

10.15**
Hydrogen Purchase and Sale Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on April 27, 2017).

10.16**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.16.1**+	Form of Director Phantom Unit Agreement (incorporated by reference to Exhibit 10.13.1 of the Form S-1/A filed on March 17, 2011).

10.16.2**+	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.13.2 of the Form S-1/A filed on March 17, 2011).

10.16.3**+	Form of Director Unit Issuance Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on August 8, 2011).

10.16.4**+	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.17.5 of the Form 10-K filed on February 20, 2015).

10.16.5*+	Form of Employee Phantom Unit Agreement.

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

10.20*+	Employment Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp.

10.21*+	Performance Unit Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp.

10.22*+	Performance Unit Award Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp.

10.23**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).

10.24**+	CVR Partners, LP Performance Incentive Plan (incorporated by reference to Exhibit 10.28 of the Form 10-K filed on March 1, 2013).

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

21.1**	List of Subsidiaries of CVR Partners, LP (incorporated by reference to Exhibit 21.1 of the Form 10-K filed on February 21, 2017).

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Chairman.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of President and Chief Executive Officer.

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer.

32.1†	Section 1350 Certification of Executive Chairman, President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer.

101
The following financial information for CVR Partners, LP's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners' Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

**	Previously filed.

†	Furnished herewith.

+	Denotes management contract or compensatory plan or arrangement.
_______________________________________
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

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 22, 2018
David L. Lamp

/s/ MARK A. PYTOSH	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2018
Mark A. Pytosh

/s/ SUSAN M. BALL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2018
Susan M. Ball

/s/ DONNA R. ECTON	Director	February 22, 2018
Donna R. Ecton

/s/ JONATHAN FRATES	Director	February 22, 2018
Jonathan Frates

/s/ ANDREW LANGHAM	Director	February 22, 2018
Andrew Langham

/s/ FRANK M. MULLER, JR.	Director	February 22, 2018
Frank M. Muller, Jr.

/s/ LOUIS J. PASTOR	Director	February 22, 2018
Louis J. Pastor

/s/ PETER K. SHEA	Director	February 22, 2018
Peter K. Shea