Form 10-Q
period 2018-03-31
CVR PARTNERS, LP
filed 2018-04-26
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 113,282,973 common units outstanding at April 24, 2018.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended March 31, 2018

GLOSSARY OF SELECTED TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (this "Report"):

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$61,111	$49,173
Accounts receivable, net of allowance for doubtful accounts of $53 and $28 at March 31, 2018 and December 31, 2017, respectively	14,948	9,855
Inventories	57,793	54,097
Prepaid expenses and other current assets, including $356 and $315 with affiliates at March 31, 2018 and December 31, 2017, respectively	5,249	5,793
Total current assets	139,101	118,918
Property, plant, and equipment, net of accumulated depreciation	1,054,941	1,069,526
Goodwill	40,969	40,969
Other long-term assets	4,484	4,863
Total assets	$1,239,495	$1,234,276
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,319 and $2,223 due to affiliates at March 31, 2018 and December 31, 2017, respectively	$24,046	$23,518
Personnel accruals, including $993 and $1,521 with affiliates at March 31, 2018 and December 31, 2017, respectively	5,267	8,240
Deferred revenue	24,229	12,895
Accrued expenses and other current liabilities, including $939 and $3,221 with affiliates at March 31, 2018 and December 31, 2017, respectively	26,002	11,442
Total current liabilities	79,544	56,095
Long-term liabilities:
Long-term debt, net of current portion	626,648	625,904
Other long-term liabilities	2,501	2,424
Total long-term liabilities	629,149	628,328
Commitments and contingencies
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at March 31, 2018 and December 31, 2017	530,801	549,852
General partner interest	1	1
Total partners’ capital	530,802	549,853
Total liabilities and partners’ capital	$1,239,495	$1,234,276
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017

	(unaudited)
	(in thousands, except per unit data)
Net sales	$79,859	$85,321
Operating costs and expenses:
Cost of materials and other — Affiliates	2,038	2,146
Cost of materials and other — Third parties	20,259	19,591
	22,297	21,737
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	840	832
Direct operating expenses (exclusive of depreciation and amortization) — Third parties	38,055	35,078
	38,895	35,910
Depreciation and amortization	16,426	15,412
Cost of sales	77,618	73,059

Selling, general and administrative expenses — Affiliates	3,370	3,886
Selling, general and administrative expenses — Third parties	2,292	3,028
	5,662	6,914
Total operating costs and expenses	83,280	79,973
Operating income (loss)	(3,421)	5,348
Other income (expense):
Interest expense and other financing costs	(15,726)	(15,706)
Interest income	16	3
Other income, net	43	42
Total other expense	(15,667)	(15,661)
Loss before income tax	(19,088)	(10,313)
Income tax expense (benefit)	(37)	23
Net loss	$(19,051)	$(10,336)

Net loss per common unit — basic and diluted	$(0.17)	$(0.09)
Weighted-average common units outstanding — basic and diluted	113,283	113,283

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

	Common Units		General Partner Interest	Total
	Issued	Amount

	(unaudited)
	(in thousands, except unit data)
Balance at December 31, 2017	113,282,973	$549,852	$1	$549,853
Net loss	—	(19,051)	—	(19,051)
Balance at March 31, 2018	113,282,973	$530,801	$1	$530,802

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(19,051)	$(10,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,426	15,412
Allowance for doubtful accounts	25	3
Amortization of deferred financing costs and original issue discount	806	735
Loss on disposition of fixed assets	54	13
Share-based compensation – Affiliates	110	516
Share-based compensation	170	167
Change in assets and liabilities:
Accounts receivable	(4,419)	(1,194)
Inventories	(1,605)	(3,106)
Prepaid expenses and other current assets	549	685
Other long-term assets	188	178
Accounts payable	(786)	(1,372)
Deferred revenue	10,635	19,315
Accrued expenses and other current liabilities	11,307	9,016
Other long-term liabilities	77	23
Net cash provided by operating activities	14,486	30,055
Cash flows from investing activities:
Capital expenditures	(2,720)	(4,112)
Proceeds from sale of assets	172	—
Net cash used in investing activities	(2,548)	(4,112)
Net increase in cash and cash equivalents	11,938	25,943
Cash and cash equivalents, beginning of period	49,173	55,595
Cash and cash equivalents, end of period	$61,111	$81,538

Supplemental disclosures:
Cash paid for income taxes, net of refunds (received)	$(4)	$—
Non-cash investing and financing activities:
Construction in progress additions included in accounts payable	$2,203	$2,181
Change in accounts payable related to construction in progress additions	$1,314	$(1,690)

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

As of March 31, 2018, public security holders held approximately 66% of the Partnership's outstanding limited partner interests and Coffeyville Resources, LLC ("CRLLC"), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of March 31, 2018, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

Management and Operations

CVR GP, LLC ("CVR GP" or the "general partner") manages and operates the Partnership. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. The various rights and responsibilities of the Partnership's partners are set forth in the limited partnership agreement. The Partnership is also party to a number of agreements with CVR Energy and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. See Note 13 ("Related Party Transactions") for further discussion.

(2) Basis of Presentation

The accompanying Partnership condensed consolidated financial statements include the accounts of CVR Partners and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 23, 2018 (the "2017 Form 10-K").

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

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements and related notes reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of March 31, 2018 and December 31, 2017, the results of operations and cash flows of the Partnership for the three months ended March 31, 2018 and 2017, and the changes in partners’ capital for the Partnership for the three months ended March 31, 2018.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2018 or any other interim or annual period.

Planned Major Maintenance Costs

The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as an expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. In the second quarter of 2018, the Coffeyville Facility commenced a scheduled turnaround that is expected to last approximately 15 days.

(3) Recent Accounting Pronouncements

Adoption of New Accounting Standard

On January 1, 2018, the Partnership adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606" or the "new revenue standard") using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The new revenue standard was applied prospectively and the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Partnership did not identify any material differences in its existing revenue recognition methods that require modification under the new revenue standard. However, the Partnership did identify a balance sheet presentation change discussed below. The Partnership’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows were not impacted due to the adoption of ASC 606 for the three months ended March 31, 2018.

The Partnership identified a balance sheet presentation change associated with contracts requiring customer prepayment prior to delivery. Prior to adoption of ASC 606, deferred revenue, a type of contract liability, was recorded upon customer prepayment. Under the new revenue standard, a receivable and associated deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional. The adoption of the new revenue standard resulted in a $21.4 million increase to deferred revenue and accounts receivable as of January 1, 2018. After the effect of adoption of the new revenue standard, deferred revenue and accounts receivable were $34.3 million and $31.2 million, respectively, as of January 1, 2018.

The following table displays the effect of the adoption of ASC 606 to the Condensed Consolidated Balance Sheet as of March 31, 2018:

	March 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

	(in thousands)
Assets
Accounts receivable	$14,948	$14,249	$699
Liabilities
Deferred revenue	$24,229	$23,530	$699

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

New Accounting Standards Issued But Not Yet Implemented

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases" ("ASU 2016-02"), creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method and allows for certain practical expedients. The Partnership expects its assessment and implementation plan to be ongoing during 2018 and is currently unable to reasonably estimate the impact of adopting the new lease standard on its consolidated financial statements and related disclosures. The Partnership expects to recognize right-of-use assets and leases liability on the balance sheet for existing long-term operating leases, the majority of which are railcar leases. The impact of the new standard on right-of-use assets, leases liability and related disclosures is expected to be material.

(4) Revenue

The following table presents the Partnership's revenue disaggregated by product:

Three Months Ended March 31, 2018

(in thousands)
Ammonia	$11,597
UAN	52,763
Urea products	4,911
Fertilizer sales net at gate	69,271
Freight revenue	8,739
Other revenue	1,849
Total net sales	$79,859

The Partnership sells its products on a wholesale basis under a contract or by purchase order. The Partnership’s contracts with customers, including purchase orders, generally contain fixed pricing and most have terms of less than one year. The Partnership recognizes revenue at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. The customer acceptance point is stated in the contract and may be at one of the Partnership’s manufacturing facilities, at one of the Partnership’s off-site loading facilities or at the customer’s designated facility. Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense is included in cost of materials and other. Qualifying taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

Depending on the product sold and the type of contract, payments from customers are generally either due prior to delivery or within 15 to 30 days of product delivery.

The Partnership generally provides no warranty other than the implicit promise that goods delivered are free of liens and encumbrances and meet the agreed upon specifications. Product returns are rare, and as such, the Partnership does not record a specific warranty reserve or consider activities related to such warranty, if any, to be a separate performance obligation.

The Partnership has an immaterial amount of variable consideration for contracts with an original duration of less than a year. A small portion of the Partnership’s revenue includes contracts extending beyond one year, some of which contain variable pricing in which the majority of the variability is attributed to the market-based pricing. The Partnership’s contracts do not contain a significant financing component.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

The Partnership has certain fee-based revenue, included in other revenue in the table above, that is recognized based on the net amount of the proceeds received, consistent with prior accounting practice.

Transaction price allocated to remaining performance obligations

As of March 31, 2018, the Partnership had approximately $13.3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately 64% of these performance obligations as revenue by the end of 2019, an additional 22% by 2020 and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

Contract balances

The Partnership’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the deferred revenue activity during the three months ended March 31, 2018 is presented below:

Three Months Ended March 31, 2018

(in thousands)
Balance at January 1, 2018	$34,270
Add:
New prepay contracts entered into during the period	3,418
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	11,565
Revenue recognized related to contracts entered into during the period	1,763
Other changes	131
Balance at March 31, 2018	$24,229

(5) Share‑Based Compensation

Certain employees of CVR Partners and employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy participate in equity compensation plans of CVR Partners' affiliates. All compensation expense related to these plans for full-time employees of CVR Partners has been attributed 100% to the Partnership. For employees of CVR Energy, the Partnership records share-based compensation relative to the percentage of time spent by each employee providing services to the Partnership as compared to the total calculated share-based compensation by CVR Energy. The Partnership recognizes the costs of share-based compensation in selling, general and administrative expenses and direct operating expenses (exclusive of depreciation and amortization). Allocated expense amounts related to plans for which the Partnership is responsible for payment are reflected as changes to accrued expenses and other current liabilities.

Long-Term Incentive Plan – CVR Energy

CVR Energy has a Long-Term Incentive Plan ("CVR Energy LTIP") that permits the grant of options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, share awards and performance awards (including performance share units, performance units and performance based restricted stock). As of March 31, 2018, only grants of performance units under the

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

CVR Energy LTIP remain outstanding. Individuals who are eligible to receive awards and grants under the CVR Energy LTIP include CVR Energy’s or its subsidiaries’ employees, officers, consultants and directors.

Performance Unit Awards

In December 2015, CVR Energy entered into a performance unit award agreement (the "2015 Performance Unit Award Agreement") with Mr. Lipinski, CVR Energy's then Chief Executive Officer and President. Compensation cost for the 2015 Performance Unit Award Agreement was recognized over the performance cycle from January 1, 2016 to December 31, 2016. The award was fully vested at December 31, 2016 and the Partnership reimbursed CVR Energy $0.5 million for its allocated portion of the performance unit award during the first quarter of 2017.

In December 2016, CVR Energy entered into a performance unit award agreement (the "2016 Performance Unit Award Agreement") with Mr. Lipinski. Compensation cost for the 2016 Performance Unit Award Agreement was recognized over the performance cycle from January 1, 2017 to December 31, 2017. The award was fully vested at December 31, 2017 and the Partnership reimbursed CVR Energy $0.5 million for its allocated portion of the performance unit award during the first quarter of 2018. As of December 31, 2017, the Partnership had a liability of $0.5 million, for its allocated portion of the 2016 Performance Unit Award Agreement, which was recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Compensation expense recorded for the three months ended March 31, 2017 related to the award was approximately $0.1 million.

In November 2017, CVR Energy entered into a performance unit agreement (the "2017 Performance Unit Agreement") with Mr. Lamp, CVR Energy's current Chief Executive Officer and President. Compensation cost will be recognized over the performance cycle from January 1, 2018 to December 31, 2018. The performance unit award represents the right to receive, upon vesting, a cash payment equal to a defined threshold in accordance with the award agreement, multiplied by a performance factor that is based upon the achievement of certain operating objectives. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming a target performance threshold and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2018, there was approximately $0.2 million of total unrecognized compensation cost related to the 2017 Performance Unit Agreement to be recognized over approximately 0.8 years. Compensation expense recorded for the three months ended March 31, 2018 related to the award was approximately $0.1 million. As of March 31, 2018, the Partnership had a liability of $0.1 million, for its allocated portion of the 2017 Performance Unit Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

In November 2017, CVR Energy entered into a performance unit award agreement (the "2017 Performance Unit Award Agreement") with Mr. Lamp. The performance unit award represents the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy's common stock over the 30-trading day period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. The Partnership will be responsible for reimbursing CVR Energy for its allocated portion of the performance unit award. Assuming the target is met and that the allocation of costs from CVR Energy remains consistent with the allocation percentages in place at March 31, 2018, there was approximately $1.4 million of total unrecognized compensation cost related to the 2017 Performance Unit Award Agreement to be recognized over approximately 3.8 years. Compensation expense recorded for the three months ended March 31, 2018 related to the award was approximately $0.1 million. As of March 31, 2018, the Partnership had a liability of $0.1 million, for its allocated portion of the 2017 Performance Unit Award Agreement, which is recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

Assuming the portion of time spent on CVR Partners-related matters by CVR Energy employees providing services to CVR Partners remains consistent with the amount of services provided during March 31, 2018, there was approximately $0.6 million of total unrecognized compensation cost related to the incentive units and associated distribution equivalent rights to be recognized over a weighted-average period of approximately 1.4 years. Inclusion of a vesting table would not be meaningful due to changes in allocation percentages that may occur from time to time. The unrecognized compensation expense has been determined by the number of incentive units and respective allocation percentage for individuals for whom, as of March 31, 2018, compensation expense has been allocated to the Partnership. Compensation benefit for the three months ended March 31, 2018 related to the incentive unit awards was approximately $0.3 million. Compensation expense for the three months ended March 31, 2017 related to the incentive unit awards was approximately $0.2 million. The Partnership is responsible for reimbursing CVR Energy for its allocated portion of the awards.

As of March 31, 2018 and December 31, 2017, the Partnership had a liability related to these awards of $0.4 million and $0.7 million, respectively, which was recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

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

Through the CVR Partners LTIP, phantom and common units have been awarded to employees of the Partnership and the general partner. Phantom unit awards made to employees of the general partner are considered non-employee equity-based awards. Awards to employees of the Partnership and employees of the general partner vest over a three-year period. The maximum number of common units issuable under the CVR Partners LTIP is 5,000,000. As of March 31, 2018, there were 4,820,215 common units available for issuance under the CVR Partners LTIP. As phantom unit awards discussed below are cash-settled, they do not reduce the number of common units available for issuance.

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

A summary of the phantom unit activity during the three months ended March 31, 2018 is presented below:

	Phantom Units	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	1,188,206	$4.35
Granted	18,262	3.29
Vested	—	—
Forfeited	(23,320)	4.26
Non-vested at March 31, 2018	1,183,148	$4.34

Unrecognized compensation expense associated with the unvested phantom units at March 31, 2018 was approximately $2.4 million and is expected to be recognized over a weighted average period of 1.5 years. Compensation expense recorded for the three months ended March 31, 2018 and 2017 related to the awards under the CVR Partners LTIP was approximately $0.4 million and $0.3 million, respectively. Compensation expense related to the awards to employees of the Partnership and its subsidiaries under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - third parties and direct operating expenses

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

(exclusive of depreciation and amortization) - third parties. Compensation expense related to the awards issued to employees of the general partner under the CVR Partners LTIP has been recorded in selling, general and administrative expenses - affiliates and direct operating expenses (exclusive of depreciation and amortization) - affiliates as the expense has been incurred for the benefit of employees.

As of March 31, 2018 and December 31, 2017, the Partnership had liabilities of $1.1 million and $0.7 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights, which are recorded in personnel accruals on the Condensed Consolidated Balance Sheets.

(6) Inventories

Inventories consisted of the following:

	March 31, 2018	December 31, 2017

	(in thousands)
Finished goods	$17,311	$13,594
Raw materials and precious metals	6,329	6,333
Parts and supplies	34,153	34,170
Total inventories	$57,793	$54,097

(7) Property, Plant and Equipment

A summary of costs and accumulated depreciation for property, plant and equipment is as follows:

	March 31, 2018	December 31, 2017

	(in thousands)
Land and improvements	$13,092	$13,092
Buildings and improvements	17,068	16,990
Machinery and equipment	1,352,573	1,352,573
Automotive equipment	599	599
Furniture and fixtures	1,607	1,582
Railcars	16,261	16,261
Construction in progress	13,233	9,659
	1,414,433	1,410,756
Less: Accumulated depreciation	359,492	341,230
Total property, plant and equipment, net	$1,054,941	$1,069,526

Capitalized interest recognized as a reduction of interest expense was approximately $0.2 million and $42,000 for the three months ended March 31, 2018 and 2017, respectively.

(8) Partners’ Capital and Partnership Distributions

The Partnership has two types of partnership interests outstanding:

•	common units; and

•	a general partner interest, which is not entitled to any distributions, and which is held by the general partner.

As of March 31, 2018, the Partnership had a total of 113,282,973 common units issued and outstanding, of which 38,920,000 common units were owned by CRLLC, representing approximately 34% of the total Partnership common units outstanding.

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

Available cash begins with Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Adjusted EBITDA is defined as EBITDA (net income before interest expense, net, income tax expenses, depreciation and amortization) further adjusted for the impact of major scheduled turnaround expense, gain or loss on extinguishment of debt, loss on disposition of assets, and business interruption insurance recovery, when applicable. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of the general partner, and available cash is increased by the business interruption insurance proceeds. Actual distributions are set by the board of directors of the general partner. The board of directors of the general partner may modify the cash distribution policy at any time, and the partnership agreement does not require the board of directors of the general partner to make distributions at all.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

(9) Net Income (Loss) per Common Unit

The Partnership's net income (loss) is allocated wholly to the common units as the general partner does not have an economic interest. Basic and diluted net income (loss) per common unit is calculated by dividing net income (loss) by the weighted-average number of common units outstanding during the period. The common units issued during the period, if any, are included on a weighted-average basis for the days in which they were outstanding.

(10) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	March 31, 2018	December 31, 2017

	(in thousands)
Property taxes	$2,071	$1,493
Accrued interest	17,635	2,683
Railcar maintenance accruals	1,469	678
Affiliates (1)	939	3,221
Other accrued expenses and liabilities	3,888	3,367
Total accrued expenses and other current liabilities	$26,002	$11,442
________________________________

(1)
Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy under the shared services agreement. Refer to Note 13 ("Related Party Transactions") for additional discussion.

(11) Debt

Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017

	(in thousands)
9.250% senior secured notes, due 2023	$645,000	$645,000
6.500% notes, due 2021	2,240	2,240
Total long-term debt, before debt issuance costs and discount	647,240	647,240
Less:
Unamortized discount	12,988	13,457
Unamortized debt issuance costs	7,604	7,879
Total long-term debt, net of current portion	$626,648	$625,904

For the three months ended March 31, 2018 and 2017, amortization of the discount on debt and amortization of debt issuance costs reported as interest expense and other financing costs totaled approximately $0.8 million and $0.7 million, respectively.

2023 Notes

On June 10, 2016, the Partnership and CVR Nitrogen Finance Corporation, an indirect wholly-owned subsidiary of the Partnership, certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645.0 million aggregate principal amount of 9.250% Senior Secured Notes due 2023 (the "2023 Notes"). The 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

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

The indenture governing the 2023 Notes prohibits the Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of March 31, 2018, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of March 31, 2018. The Partnership was in compliance with the covenants contained in the 2023 Notes as of March 31, 2018.

Included in other current liabilities on the Condensed Consolidated Balance Sheets is accrued interest payable totaling approximately $17.6 million and $2.7 million, respectively, as of March 31, 2018 and December 31, 2017 related to the 2023 Notes.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

At March 31, 2018 and December 31, 2017, respectively, the estimated fair value of the 2023 Notes was approximately $686.7 million and $694.2 million. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Asset Based (ABL) Credit Facility

On September 30, 2016, the Partnership entered into a senior secured asset based revolving credit facility (the "ABL Credit Facility") with a group of lenders and UBS AG, Stamford Branch, as administrative agent and collateral agent. The ABL Credit Facility has an aggregate principal amount of availability of up to $50.0 million with an incremental facility, which permits an increase in borrowings of up to $25.0 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for capital expenditures and working capital and general corporate purposes of the Partnership and its subsidiaries. The ABL Credit Facility provides for loans and standby letters of credit in an amount up to the aggregate availability under the facility, subject to meeting certain borrowing base conditions, with sub-limits of the lesser of 10% of the total facility commitment and $5.0 million for swingline loans and $10.0 million for letters of credit. The ABL Credit Facility is scheduled to mature on September 30, 2021.

At the option of the borrowers, loans under the ABL Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

The ABL Credit Facility also contains customary covenants for a financing of this type that limit the ability of the Partnership and its subsidiaries to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue equity interests or create subsidiaries and unrestricted subsidiaries. The ABL Credit Facility also contains a fixed charge coverage ratio financial covenant, as defined therein. The Partnership was in compliance with the covenants of the ABL Credit Facility as of March 31, 2018.

As of March 31, 2018, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $49.2 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2018.

(12) Commitments and Contingencies

Leases and Unconditional Purchase Obligations

The minimum required payments for the Partnership’s operating leases and unconditional purchase obligations are as follows:

	Operating Leases	Unconditional Purchase Obligations

	(in thousands)
Nine months ending December 31, 2018	$3,569	$20,230
Year Ending December 31,
2019	4,164	15,752
2020	3,625	8,127
2021	3,442	6,482
2022	3,141	6,676
Thereafter	1,780	45,424
	$19,721	$102,691

CRNF leases railcars and facilities under long-term operating leases. Lease expense included in cost of materials and other for the three months ended March 31, 2018 and 2017 totaled approximately $1.2 million and $1.3 million, respectively. The lease agreements have various remaining terms. Some agreements are renewable, at CRNF’s option, for additional periods. It is

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

expected, in the ordinary course of business, that leases may be renewed or replaced as they expire. The Partnership leases some of its railcars from a related party, which is included in the operating lease commitments shown above. See Note 13 ("Related Party Transactions") for further discussion.

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

CRNF is party to the Amended and Restated On-Site Product Supply Agreement with The BOC Group, Inc. (as predecessor in interest to Linde LLC). Pursuant to the agreement, which expires in 2020, CRNF is required to take as available and pay for the supply of oxygen and nitrogen to the fertilizer operation. Expenses associated with this agreement are included in direct operating expenses (exclusive of depreciation and amortization), and, for the three months ended March 31, 2018 and 2017, totaled approximately $0.9 million and $1.1 million, respectively.

CRNF is a party to a pet coke supply agreement with HollyFrontier Corporation. The term of this agreement ends in December 2018. The delivered cost of this pet coke is included in cost of materials and other and totaled approximately $1.5 million and $0.9 million, respectively, for the three months ended March 31, 2018 and 2017.

EDNF is a party to a utility service agreement with Jo-Carroll Energy, Inc. The term of this agreement ends in 2019 and includes certain charges on a take-or-pay basis. The cost of utilities is included in direct operating expenses (exclusive of depreciation and amortization) and amounts associated with this agreement totaled approximately $2.4 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.

Commitments for natural gas purchases consist of the following:

March 31, 2018

(in thousands, except weighted average rate)
MMBtus under fixed-price contracts	600
MMBtus under index-price contracts (1)	440
Total MMBtus under contracts	1,040
Commitments to purchase natural gas	$2,428
Weighted average rate per MMBtu (2)	$2.33
________________________________

(1)	Indexed rates were estimated using the monthly index rate of the applicable index.

(2)	Weighted average rate per MMBtu is based on the fixed rates and the indexes applicable to each contract, exclusive of transportation costs.

Litigation

From time to time, the Partnership is involved in various lawsuits arising in the normal course of business, including environmental, health and safety ("EHS") matters described below under "Environmental, Health and Safety Matters." Liabilities, if any, related to such litigation are recognized when the related costs are probable and can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. It is possible that management’s estimates of the outcomes will change within the next year due to uncertainties inherent in litigation and settlement negotiations. There were no new proceedings or material developments in proceedings from those provided in the 2017 Form 10-K. In the opinion of management,

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

the ultimate resolution of any other litigation matters is not expected to have a material adverse effect on the accompanying condensed consolidated financial statements. There can be no assurance that management’s beliefs or opinions with respect to liability for potential litigation matters are accurate.

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

There have been no new developments or material changes to the environmental accruals or expected capital expenditures related to compliance with environmental matters from those provided in the 2017 Form 10-K. The Partnership believes its subsidiaries are in material compliance with existing EHS rules and regulations. There can be no assurance that the EHS matters which may develop in the future will not have a material adverse effect on the Partnership's business, financial condition or results of operations.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

(13) Related Party Transactions

Related Party Agreements

CVR Partners and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries (including CVR Refining and its subsidiary Coffeyville Resources Refining & Marketing, LLC ("CRRM")) that govern the business relations among each party including: the (i) Feedstock and Shared Services Agreement; (ii) Hydrogen Purchase and Sale Agreement; (iii) Coke Supply Agreement; (iv) Environmental Agreement; (v) Services Agreement; (vi) GP Services Agreement; and (vii) Limited Partnership Agreement. The agreements are described as in effect at March 31, 2018. There have been no new developments or material changes to these agreements from those provided in the 2017 Form 10-K.

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

Hydrogen sales to CRRM are governed pursuant to the feedstock and shared services agreement. For the three months ended March 31, 2017, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement were approximately $0.1 million, which is included in net sales in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018, the gross sales generated from the sale of hydrogen to CRRM pursuant to the feedstock and shared services agreement were nominal. The monthly hydrogen sales are cash settled net on a monthly basis with hydrogen purchases, pursuant to the hydrogen purchase and sale agreement.

At both March 31, 2018 and December 31, 2017, receivables of $0.2 million were included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets for amounts yet to be received related to components of the feedstock and shared services agreement. At March 31, 2018 and December 31, 2017, current obligations of approximately $0.8 million and $1.0 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with unpaid balances related to components of the feedstock and shared services agreement.

Hydrogen Purchase and Sale Agreement

CRNF and CRRM are party to a hydrogen purchase and sale agreement, pursuant to which CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month, and CRNF agrees to purchase and receive the committed volume. For the three months ended March 31, 2018 and 2017, the cost of hydrogen purchases from CRRM was approximately $1.3 million and $1.2 million, respectively, which were included in cost of materials and other in the Condensed Consolidated Statement of Operations. The monthly hydrogen purchases are cash settled net on a monthly basis with hydrogen sales pursuant to the feedstock and shared services agreement. At March 31, 2018 and December 31, 2017, current obligations, net of any amounts due to CRNF under the feedstock and shared services agreement for hydrogen, of approximately $0.5 million and $0.3 million, respectively, were included in accounts payable on the Condensed Consolidated Balance Sheets associated with net hydrogen purchases from CRRM.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

Coke Supply Agreement

CRNF is party to a coke supply agreement with CRRM pursuant to which CRRM supplies CRNF with pet coke. The cost of pet coke associated with the transfer of pet coke from CRRM to CRNF was approximately $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively, which was recorded in cost of materials and other. Payables of approximately $0.1 million related to the coke supply agreement were included in accounts payable on the Condensed Consolidated Balance Sheets at December 31, 2017. Payables were nominal related to the coke supply agreement included in accounts payable on the Condensed Consolidated Balance Sheets at March 31, 2018.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy pursuant to a services agreement between the Partnership, CVR GP and CVR Energy.

Net amounts incurred under the services agreement for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017

	(in thousands)
Direct operating expenses (exclusive of depreciation and amortization) — Affiliates	$616	$610
Selling, general and administrative expenses — Affiliates	2,863	3,152
Total	$3,479	$3,762

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share-based compensation that are disclosed in Note 5 ("Share‑Based Compensation"), of $1.3 million and $1.7 million, respectively, for the three months ended March 31, 2018 and 2017. At March 31, 2018 and December 31, 2017, current obligations of $1.9 million and $4.0 million, respectively, were included in accounts payable and accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets with respect to amounts billed in accordance with the services agreement.

Limited Partnership Agreement

The partnership agreement provides that the Partnership will reimburse its general partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership (including salary, bonus, incentive compensation and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership). Pursuant to the partnership agreement, the Partnership incurred approximately $0.7 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively, primarily for personnel costs related to the compensation of executives of the general partner, who manage the Partnership's business. At March 31, 2018 and December 31, 2017, current obligations of $1.0 million and $1.5 million, respectively, were included in personnel accruals on the Condensed Consolidated Balance Sheets related to amounts outstanding in accordance with the limited partnership agreement.

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

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2018
(unaudited)

Railcar Lease Agreements and Maintenance

CRNF has agreements that expire in 2023 to lease a total of 115 UAN railcars from ARI Leasing, LLC ("ARI"), a company controlled by IEP. In the second quarter of 2017, CRNF entered into an agreement to lease an additional 70 UAN railcars from ARI which will expire in 2022. The Partnership received the additional 70 leased railcars during the second half of 2017. For the three months ended March 31, 2018 and 2017, rent expense of approximately $0.4 million and $0.2 million, respectively, was recorded in cost of materials and other in the Condensed Consolidated Statement of Operations related to these agreements.

American Railcar Industries, Inc., a company controlled by IEP, performed railcar maintenance for CRNF and the expense associated with this maintenance was approximately $0.2 million for the three months ended March 31, 2017 and was included in cost of materials and other in the Condensed Consolidated Statement of Operations. Expense associated with this maintenance was nominal for the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as the 2017 Form 10-K. Results of operations and cash flows for the three months ended March 31, 2018 and 2017 are not necessarily indicative of results to be attained for any other period.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned "Risk Factors" in the 2017 Form 10-K, filed with the SEC on February 23, 2018. Such factors include, among others:

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

Our Coffeyville Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Strategically located adjacent to CVR Refining’s refinery in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer. During the past five years, over 70% of the pet coke consumed by our Coffeyville Facility was produced and supplied by CVR Refining’s Coffeyville, Kansas crude oil refinery. We upgrade the majority of the ammonia we produce at our Coffeyville Facility to higher margin UAN, which has historically commanded a premium price over ammonia. Approximately 88% of our Coffeyville Facility produced ammonia tons were upgraded into UAN in 2017. For the three months ended March 31, 2018 and 2017, approximately 96% and 87%, respectively, of our Coffeyville Facility produced ammonia tons were upgraded into UAN.

Our East Dubuque Facility includes a 1,075 ton-per-day capacity ammonia unit and a 1,100 ton-per-day capacity UAN unit. The facility is located on a bluff above the Mississippi River, with access to the river for loading certain products. The East Dubuque Facility uses natural gas as its primary feedstock. The East Dubuque Facility has the flexibility to significantly vary its product mix. This enables us to upgrade our ammonia production into varying amounts of UAN, nitric acid and liquid and granulated urea each season, depending on market demand, pricing and storage availability. Product sales are heavily weighted toward sales of ammonia and UAN. Approximately 44% of our East Dubuque Facility produced ammonia tons were upgraded to other products in 2017. For both the three months ended March 31, 2018 and 2017, approximately 45% of our East Dubuque Facility produced ammonia tons were upgraded to other products.

CVR Energy, which indirectly owns our general partner and approximately 34% of our outstanding common units, also indirectly owns the general partner and approximately 66% of the outstanding common units of CVR Refining at March 31, 2018.

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

We and other competitors in the U.S. farm belt share a significant transportation cost advantage when compared to our out-of-region competitors in serving the U.S. farm belt agricultural market. Our products leave our Coffeyville Facility either in railcars for destinations located principally on the Union Pacific Railroad or in trucks for direct shipment to customers. We do not currently incur significant intermediate transfer, storage, barge freight or pipeline freight charges; however, we do incur costs to maintain and repair our railcar fleet, including expenses related to regulatory inspections and repairs. For example, many of our railcars require specific regulatory inspections and repairs due on ten-year intervals. The extent and frequency of railcar fleet maintenance and repair costs are generally expected to change based partially on when regulatory inspections and repairs are due for our railcars under the relevant regulations.

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

Our largest raw material expense used in the production of ammonia at our Coffeyville Facility is pet coke, which we purchase from CVR Refining and third parties. For the three months ended March 31, 2018 and 2017, we incurred approximately $2.2 million and $1.9 million, respectively, for the cost of pet coke, which equaled an average cost per ton of $18 and $14, respectively. We also purchased some of our hydrogen from CVR Refining's adjacent crude oil refinery pursuant to a long-term agreement.

Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Our East Dubuque Facility's natural gas process results in a higher percentage of variable costs as compared to the Coffeyville Facility. For the three months ended March 31, 2018 and 2017, we expensed approximately $4.4 million and $5.3 million, respectively, for feedstock natural gas, which equaled an average cost per MMBtu of $3.48 and $3.59, respectively.

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

Historically, our facilities have each undergone a full facility turnaround approximately every two to three years. The East Dubuque Facility underwent a full facility turnaround in the third quarter of 2017 and the ammonia and UAN units were down for approximately 14 days at a cost of approximately $2.6 million, exclusive of the impacts of the lost production during the downtime. The Coffeyville Facility began a scheduled full facility turnaround in April 2018 that is expected to last approximately 15 days at an estimated cost of $7 million, exclusive of the impact of the lost production during the downtime.

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

Unplanned Downtime

Production levels in the first quarter of 2018 were negatively impacted by 12 days of unplanned downtime due to a boiler feed water coil leak at the East Dubuque Facility. The associated repair costs were not material.

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

The following tables summarize the financial data and key operating statistics for CVR Partners and our subsidiaries for the three months ended March 31, 2018 and 2017. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," except for the balance sheet data as of December 31, 2017, is unaudited.

	Three Months Ended March 31,
	2018	2017

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$79.9	$85.3

Cost of materials and other – Affiliates	2.0	2.2
Cost of materials and other – Third parties	20.3	19.6
	22.3	21.8
Direct operating expenses – Affiliates (1)	0.8	0.8
Direct operating expenses – Third parties (1)	38.1	35.1
	38.9	35.9
Depreciation and amortization	16.4	15.4
Cost of sales	77.6	73.1

Selling, general and administrative expenses – Affiliates	3.4	3.9
Selling, general and administrative expenses – Third parties	2.3	3.0
	5.7	6.9
Operating income (loss)	(3.4)	5.3
Interest expense and other financing costs	(15.7)	(15.7)
Other income, net	—	0.1
Total other expense	(15.7)	(15.6)
Loss before income tax expense	(19.1)	(10.3)
Income tax expense	—	—
Net loss	$(19.1)	$(10.3)

EBITDA (2)*	$13.0	$20.8
Adjusted EBITDA (2)*	$13.0	$20.8
Available cash for distribution (3)*	$(4.2)	$1.8

Reconciliation to net sales:
Fertilizer sales net at gate	$69.3	$76.0
Freight in revenue	8.7	7.1
Other	1.9	2.2
Total net sales	$79.9	$85.3
________________________________
* See footnote (2) and (3) below for discussion of non-GAAP financial measures.

	As of March 31, 2018	As of December 31, 2017
		(audited)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$61.1	$49.2
Working capital	59.6	62.8
Total assets	1,239.5	1,234.3
Total debt, net of current portion	626.6	625.9
Total partners’ capital	530.8	549.9

	Three Months Ended March 31,
	2018	2017

	(in millions)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$14.5	$30.0
Investing activities	(2.6)	(4.1)
Net increase in cash and cash equivalents	$11.9	$25.9

Capital expenditures:
Maintenance capital expenditures	$2.3	$4.0
Growth capital expenditures	0.4	0.1
Total capital expenditures	$2.7	$4.1

______________________________

(1)	Direct operating expenses are shown exclusive of depreciation and amortization.

(2)	EBITDA is defined as net income (loss) before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA is defined as EBITDA further adjusted for the impact of major scheduled turnaround expenses, gain or loss on extinguishment of debt, loss on disposition of assets, and business interruption insurance recovery, when applicable.

We present EBITDA because we believe it allows users of our financial statements, such as investors and analysts, to assess our financial performance without regard to financing methods, capital structure or historical cost basis. We present Adjusted EBITDA because we have found it helpful to consider an operating measure that excludes amounts, such as major scheduled turnaround expenses, gain or loss on extinguishment of debt, loss on disposition of assets, and business interruption insurance recovery, relating to transactions not reflective of our core operations. When applicable, each of these amounts is discussed herein, so that investors have complete information about these amounts. We also present Adjusted EBITDA because it is the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

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

A reconciliation of consolidated Net loss to consolidated EBITDA and consolidated Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Net loss	$(19.1)	$(10.3)
Add:
Interest expense and other financing costs, net	15.7	15.7
Income tax expense	—	—
Depreciation and amortization	16.4	15.4
EBITDA and Adjusted EBITDA	$13.0	$20.8

(3)
The board of directors of our general partner has a policy to calculate available cash for distribution starting with Adjusted EBITDA. For the three months ended March 31, 2018 and 2017, available cash for distribution equaled our Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds. Actual distributions are set by the board of directors of our general partner. The board of directors of our general partner may modify our cash distribution policy at any time, and our partnership agreement does not require us to make distributions at all.

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

A reconciliation of consolidated available cash for distribution is as follows:

	Three Months Ended March 31,
	2018	2017

	(in millions, except units and per unit data)
Adjusted EBITDA	$13.0	$20.8
Adjustments:
Net cash interest expense (excluding capitalized interest) and debt service	(14.9)	(15.0)
Maintenance capital expenditures	(2.3)	(4.0)
Available cash for distribution	$(4.2)	$1.8
Distribution declared, per common unit	$—	$0.02
Common units outstanding (in thousands)	113,283	113,283

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended March 31,
	2018	2017
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	36.1	61.9
UAN	345.3	321.6
Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$322	$308
UAN	$153	$160
Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	199.2	219.2
Ammonia (net available for sale) (2)	58.9	80.0
UAN	339.3	341.9
Feedstock:
Petroleum coke used in production (thousand tons)	118.2	132.6
Petroleum coke used in production (dollars per ton)	$18	$14
Natural gas used in production (thousands of MMBtu) (3)	1,850.3	2,091.2
Natural gas used in production (dollars per MMBtu) (3) (4)	$3.24	$3.41
Natural gas in cost of materials and other (thousands of MMBtu) (3)	1,257.7	1,476.0
Natural gas in cost of materials and other (dollars per MMBtu) (3) (4)	$3.48	$3.59
Coffeyville Facility on-stream factors (5):
Gasification	100.0%	98.9%
Ammonia	99.8%	98.5%
UAN	99.2%	96.8%
East Dubuque Facility on-stream factors (5):
Ammonia	86.7%	99.6%
UAN	87.0%	98.2%

Market Indicators:
Ammonia - Southern plains (dollars per ton)	$382	$387
Ammonia - Corn belt (dollars per ton)	$427	$424
UAN - Corn belt (dollars per ton)	$210	$215
Natural gas - NYMEX (dollars per MMBtu)	$2.85	$3.06
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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net Sales. Net sales were $79.9 million for the three months ended March 31, 2018 compared to $85.3 million for the three months ended March 31, 2017. The decrease of $5.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to the lower ammonia sales volumes ($8.3 million) and lower UAN sales prices ($1.3 million), partially offset by higher UAN sales volumes ($4.3 million). For the three months ended March 31, 2018, UAN and ammonia made up $60.6 million and $12.5 million of our consolidated net sales, respectively, including freight. For the three months ended March 31, 2017, UAN and ammonia made up $57.6 million and $19.9 million of our consolidated net sales, respectively, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

	Price Variance	Volume Variance

	(in millions)
UAN	$(1.3)	$4.3
Ammonia	$0.9	$(8.3)

The decrease in ammonia sales volumes for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to less product available from lower inventory as of December 31, 2017 due to a strong Fall 2017 application as compared to December 31, 2016 and unplanned downtime at our East Dubuque Facility for the three months ended March 31, 2018. The increase in UAN sales volumes for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to more product available from higher inventory as of December 31, 2017 as compared to December 31, 2016.

Cost of Materials and Other. Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia and purchased hydrogen. Cost of materials and other for the three months ended March 31, 2018 was $22.3 million, compared to $21.8 million for the three months ended March 31, 2017. The $0.5 million increase was primarily due to an increase in costs from transactions with third parties of $0.7 million, partially offset by a decrease in transactions with affiliates of $0.2 million. The higher third-party costs incurred were primarily the result of a $1.6 million increase in freight costs due to the increased UAN sales volumes, partially offset by lower natural gas expenses at the East Dubuque Facility as a result of no feedstock natural gas used during the 12 day East Dubuque January 2018 outage.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs as well as catalyst and chemical costs. Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2018 were $38.9 million as compared to $35.9 million for the three months ended March 31, 2017. The $3.0 million increase was primarily due to having to expense fixed operating costs while idle as well as higher sales tons in the three months ended March 31, 2018 as compared to 2017, resulting in higher cost of inventory expensed during 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the direct selling, general and administrative expenses of our business as well as certain expenses incurred by our affiliates, CVR Energy and its subsidiaries, on our behalf and billed or allocated to us in accordance with the applicable agreements. We also reimburse our general partner in accordance with the partnership agreement for expenses it incurs on our behalf. Reimbursed expenses to our general partner are included as selling, general and administrative expenses from affiliates. Selling, general and administrative expenses were $5.7 million for the three months ended March 31, 2018 and $6.9 million for the three months ended March 31, 2017. The $1.2 million decrease was primarily due to a decrease in share-based compensation expense of $0.5 million primarily due to changes in estimated forfeitures and other less significant factors.

Operating Income (Loss). Operating loss was $3.4 million for the three months ended March 31, 2018, as compared to operating income of $5.3 million for the three months ended March 31, 2017. The decrease of $8.7 million was the result of a decrease in net sales ($5.4 million), an increase in direct operating expenses ($3.0 million), an increase in depreciation and amortization ($1.0 million) and an increase in cost of materials and other ($0.5 million), partially offset by a decrease in selling, general and administrative expenses ($1.2 million).

Net Loss. For the three months ended March 31, 2018, net loss was $19.1 million, as compared to $10.3 million of net loss for the three months ended March 31, 2017. The $8.8 million increase in net loss was primarily due to the factors noted above.

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

Cash Balance and Other Liquidity

As of March 31, 2018, we had cash and cash equivalents of $61.1 million, including $23.5 million of customer advances. Working capital at March 31, 2018 was $59.6 million, consisting of $139.1 million in current assets and approximately $79.5 million in current liabilities. Working capital at December 31, 2017 was $62.8 million, consisting of $118.9 million in current assets and $56.1 million in current liabilities. As of April 24, 2018, we had cash and cash equivalents of $68.4 million.

2023 Notes

The Partnership has $645.0 million in aggregate principal amount outstanding of 9.250% Senior Secured Notes due 2023. The 2023 notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

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

On and after June 15, 2019, we may on any of one or more occasions redeem all or a part of the 2023 Notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus any accrued and unpaid interest to the applicable redemption date on such Notes, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

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

See Note 11 ("Debt") to Part I, Item 1 of this Report for additional information on the 2023 Notes, including a description of the covenants contained therein. We were in compliance with the covenants as of March 31, 2018.

Asset Based (ABL) Credit Facility

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
As of April 24, 2018, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $49.2 million. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2018. Availability under the ABL Credit Facility was limited by borrowing base conditions. See Note 11 ("Debt") to Part I, Item 1 of this Report for information on the ABL Credit Facility, including a description of the covenants contained therein. We were in compliance with the covenants as of March 31, 2018.

Capital Spending

We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Major scheduled turnaround expenses are expensed when incurred. Our total capital expenditures for the three months ended March 31, 2018 were approximately $2.7 million, including $2.3 million of maintenance capital spending and the remainder for growth capital projects.

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

The East Dubuque Facility underwent a scheduled full facility turnaround during the third quarter of 2017. The Coffeyville Facility began a full facility turnaround in the second quarter of 2018. See "Major Influences on Results of Operations" above for further discussion of turnaround activities.

Distributions to Unitholders

The board of directors of the Partnership's general partner has a policy for the Partnership to distribute all available cash generated on a quarterly basis. See Note 8 ("Partners’ Capital and Partnership Distributions") to Part I, Item 1 of this Report for information on our distribution policy.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Net cash flow provided by (used in):
Operating activities	$14.5	$30.0
Investing activities	(2.6)	(4.1)
Net increase in cash and cash equivalents	$11.9	$25.9

Cash Flows Provided by Operating Activities

For purposes of this cash flow discussion, we define trade working capital as accounts receivable, inventory and accounts payable. Other working capital is defined as all other current assets and liabilities except trade working capital.

Net cash flows provided by operating activities for the three months ended March 31, 2018 were approximately $14.5 million. The positive cash flow from operating activities generated over this period was primarily driven by a net loss of $19.1 million offset by non-cash depreciation and amortization of $16.4 million, net cash inflows from other working capital of $22.5 million and net cash outflows from trade working capital of $6.8 million. The net cash inflow from other working capital was due to an increase to accrued expenses and other current liabilities of $11.3 million, an increase in deferred revenue of $10.6 million and a decrease to prepaid expenses and other current assets of $0.6 million. The increase in accrued expenses and other current liabilities are primarily a result of an increase in accrued interest of $15.0 million, partially offset by the payment of annual incentive awards and other factors during the three months ended March 31, 2018. The increase in deferred revenue was primarily due to collection of customer prepayments primarily scheduled for deliveries during the three months ended June 30, 2018. The net cash outflow for trade working capital was due to an increase in accounts receivable of $4.4 million, an increase of inventory by $1.6 million and a decrease of accounts payable of $0.8 million. The increase in accounts receivable was primarily a result of normal fluctuations in the timing of sales and payments.

Net cash flows provided by operating activities for the three months ended March 31, 2017 were approximately $30.0 million. The positive cash flow from operating activities generated over this period was primarily driven by a net loss of $10.3 million offset by non-cash depreciation and amortization of $15.4 million and net cash inflows from other working capital of $29.0 million partially offset by net cash outflows from trade working capital of $5.7 million. The net cash inflow from other working capital was due to an increase in deferred revenue of $19.3 million, an increase to accrued expenses and other current liabilities of $9.0 million and a decrease to prepaid expenses and other current assets of $0.7 million. The increase in deferred revenue was primarily attributable to our acceptance of certain customer prepayments scheduled primarily for deliveries during the three months ending June 30, 2017. The increase in accrued expenses and other current liabilities are primarily a result of higher accrued interest of $14.9 million, partially offset by the payment of annual incentive awards during the three months ended March 31, 2017. The net cash outflow for trade working capital was due to an increase in inventory of $3.1 million, an increase in accounts payable of $1.4 million and an increase in accounts receivable of $1.2 million. The increase in inventory was primarily attributable to the East Dubuque Facility's seasonal buildup of finished goods inventories in expectation of deliveries during the three months ending June 30, 2017.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $2.6 million compared to $4.1 million for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, net cash used in investing activities was primarily the result of capital expenditures.

Contractual Obligations

As of March 31, 2018, our contractual obligations included long-term debt, operating leases, unconditional purchase obligations, other specified capital and commercial commitments and interest payments. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2018, from those disclosed in our 2017 Form 10-K.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in the "Critical Accounting Policies" section of our 2017 Form 10-K. No modifications have been made to our critical accounting policies, other than with respect to revenue recognition. Refer to Note 3 ("Recent Accounting Pronouncements") and Note 4 ("Revenue") to Part I, Item 1 of this Report for a discussion of revenue recognition for contracts with customers.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Due to these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There has been no material change in the Partnership's internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 12 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2017 Form 10-K.

Item 5. Other Information

Amendment to Partnership Agreement
On April 26, 2018, in response to certain changes to the Internal Revenue Code of 1986, as amended, enacted by the Bipartisan Budget Act of 2015 relating to partnership audit and adjustment procedures, our general partner entered into Amendment No. 1 (“Amendment No. 1”) to the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated as of April 13, 2011 (the “Partnership Agreement”). Amendment No. 1 is effective as of January 1, 2018.

The foregoing description of Amendment No. 1 does not purport to be complete and is qualified in its entirety by reference to the complete text of Amendment No. 1, a copy of which is filed as Exhibit 3.1 to this Report and is incorporated herein by reference. A composite copy of the Partnership Agreement, as amended by Amendment No. 1, is separately attached as Exhibit 3.2 to this Report and is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Exhibit Description

3.1*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated April 26, 2018.
3.2*	Composite copy of the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP (as amended by Amendment No. 1 referenced in Exhibit 3.1 above).
31.1*	Rule 13a-14(a) or 15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a) or 15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a) or 15d-14(a) Certification of Executive Vice President, Chief Financial Officer and Treasurer.
32.1†	Section 1350 Certification of Executive Chairman.
32.2†	Section 1350 Certification of President and Chief Executive Officer.
32.3†	Section 1350 Certification of Executive Vice President, Chief Financial Officer and Treasurer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statement of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

April 26, 2018	By:	/s/ DAVID L. LAMP
Chairman of the Board of Directors, Executive Chairman
(Principal Executive Officer)

April 26, 2018	By:	/s/ MARK A. PYTOSH
President and Chief Executive Officer
(Principal Executive Officer)

April 26, 2018	By:	/s/ SUSAN M. BALL
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)