Form 10-Q
period 2018-06-30
CVR PARTNERS, LP
filed 2018-07-26
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There were 113,282,973 common units representing limited partner interests of CVR partners ("common units") outstanding at July 24, 2018.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
	(in thousands, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$28,252	$49,173
Accounts receivable, net of allowance for doubtful accounts of $55 and $28 at June 30, 2018 and December 31, 2017, respectively	27,574	9,855
Inventories	49,502	54,097
Prepaid expenses and other current assets	4,985	5,793
Total current assets	110,313	118,918
Property, plant, and equipment, net of accumulated depreciation	1,043,837	1,069,526
Goodwill	40,969	40,969
Other long-term assets	4,457	4,863
Total assets	$1,199,576	$1,234,276
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, including $2,410 and $2,223 due to affiliates at June 30, 2018 and December 31, 2017, respectively	$25,272	$23,518
Accrued expenses and other current liabilities, including $3,511 and $4,742 with affiliates at June 30, 2018 and December 31, 2017, respectively	30,152	32,577
Total current liabilities	55,424	56,095
Long-term liabilities:
Long-term debt, net of current portion	627,410	625,904
Other long-term liabilities	2,399	2,424
Total long-term liabilities	629,809	628,328
Commitments and contingencies
Partners’ capital	514,343	549,853
Total liabilities and partners’ capital	$1,199,576	$1,234,276
See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

	(unaudited)
	(in thousands, except per unit data)
Net sales	$93,197	$97,896	$173,056	$183,217
Operating costs and expenses:
Cost of materials and other	19,139	22,141	41,608	43,878
Direct operating expenses (exclusive of depreciation and amortization)	47,465	37,796	86,134	73,693
Depreciation and amortization	20,405	19,982	36,831	35,394
Cost of sales	87,009	79,919	164,573	152,965
Selling, general and administrative expenses	6,900	5,754	12,562	12,668
Loss on asset disposals	78	25	132	38
Total operating costs and expenses	93,987	85,698	177,267	165,671
Operating income (loss)	(790)	12,198	(4,211)	17,546
Interest expense, net	(15,677)	(15,683)	(31,388)	(31,387)
Other income, net	27	16	71	59
Loss before income tax	(16,440)	(3,469)	(35,528)	(13,782)
Income tax expense (benefit)	19	(24)	(18)	(1)
Net loss	$(16,459)	$(3,445)	$(35,510)	$(13,781)

Net loss per common unit — basic and diluted	$(0.15)	$(0.03)	$(0.31)	$(0.12)
Weighted-average common units outstanding — basic and diluted	113,283	113,283	113,283	113,283

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2018	2017

	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(35,510)	$(13,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,831	35,394
Share-based compensation	1,500	1,112
Other non-cash items	1,751	1,539
Change in assets and liabilities:
Current assets and liabilities	(17,421)	(17,416)
Non-current assets and liabilities	379	89
Net cash (used in) provided by operating activities	(12,470)	6,937
Cash flows from investing activities:
Capital expenditures	(8,623)	(8,616)
Proceeds from sale of assets	172	—
Net cash used in investing activities	(8,451)	(8,616)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	—	(778)
Cash distributions to common unitholders – Non-affiliates	—	(1,488)
Net cash used in financing activities	—	(2,266)
Net decrease in cash and cash equivalents	(20,921)	(3,945)
Cash and cash equivalents, beginning of period	49,173	55,595
Cash and cash equivalents, end of period	$28,252	$51,650

See accompanying notes to the condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (referred to as "CVR Partners" or the "Partnership") is a Delaware limited partnership, formed by CVR Energy, Inc. ("CVR Energy") to own, operate and grow its nitrogen fertilizer business. CVR Energy is a publicly traded company listed on the New York Stock Exchange under the ticker symbol "CVI", which indirectly owns our general partner and the common units owned by Coffeyville Resources, LLC ("CRLLC"). As of June 30, 2018, public security holders held approximately 66% of the Partnership's outstanding limited partner interests and CRLLC, a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership's outstanding limited partner interests and 100% of the noneconomic general partner interest. As of June 30, 2018, Icahn Enterprises L.P. ("IEP") and its affiliates owned approximately 82% of the shares of CVR Energy.

The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the "Coffeyville Facility") and East Dubuque, Illinois. Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate ("UAN"). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. The Partnership's product sales are sold on a wholesale basis in North America.

Management and Operations

CVR GP, LLC ("CVR GP" or the "general partner") manages and operates the Partnership and is a wholly-owned subsidiary of CRLLC. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner's directors on an annual or continuing basis.

The Partnership is operated by a combination of the general partner's senior management team and CVR Energy's senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. The various rights and responsibilities of the Partnership's partners are set forth in the limited partnership agreement. The Partnership is also party to a number of agreements with CVR Energy, CVR Refining, LP ("CVR Refining"), an indirect subsidiary of CVR Energy, and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. The Partnership also has agreements with a subsidiary of CVR Refining under which the Partnership purchases petroleum coke and hydrogen for the Coffeyville Facility. Additionally, the two parties provide feedstock and other services to one other at the Coffeyville Facility. See Note 12 ("Related Party Transactions") for further discussion.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). These condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 23, 2018 (the "2017 Form 10-K").

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary to fairly present the financial position of the Partnership as of June 30, 2018 and December 31, 2017, the results of operations of the Partnership for the three and six month periods ended June 30, 2018 and 2017 and the cash flows of the Partnership for the six month periods ended June 30, 2018 and 2017.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2018 or any other interim or annual period.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

Planned Major Maintenance Costs

The direct-expense method of accounting is used for maintenance activities, including planned major maintenance activities and other less extensive shutdowns. Maintenance costs are recognized as an expense when maintenance services are performed. Planned major maintenance activities generally occur every two to three years. The Coffeyville Facility completed a 15-day major scheduled turnaround in the second quarter of 2018. Exclusive of the impacts due to the lost production, costs of approximately $6.3 million were included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.

(3) Recent Accounting Pronouncements

Adoption of New Revenue Standard

On January 1, 2018, the Partnership adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606" or the "new revenue standard") using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The new revenue standard was applied prospectively and the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Partnership did not identify any material differences in its existing revenue recognition methods that require modification under the new revenue standard. However, the Partnership did identify a balance sheet presentation change discussed below. The Partnership’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows were not impacted due to the adoption of ASC 606 for the six months ended June 30, 2018.

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

The following table displays the effect of the adoption of ASC 606 to the Condensed Consolidated Balance Sheet as of June 30, 2018:

	June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

	(in thousands)
Assets
Accounts receivable	$27,574	$17,817	$9,757
Liabilities
Deferred revenue	$11,194	$1,437	$9,757

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

New Accounting Standards Issued But Not Yet Implemented

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases" ("ASU 2016-02"), creating a new topic, FASB ASC Topic 842, "Leases," which supersedes lease requirements in FASB ASC Topic 840, "Leases." The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use the underlying asset for the lease term in the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. The standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. At adoption, ASU 2016-02 will be applied using the modified retrospective application method and allows for certain practical expedients. The Partnership has begun its assessment and implementation plan for its planned adoption effective January 1, 2019. The Partnership expects the impact of the new lease standard to be material with respect to its balance sheet and further expect impacts to disclosures and changes in internal lease accounting processes.

(4) Inventories

	June 30, 2018	December 31, 2017

	(in thousands)
Raw materials and precious metals	$6,374	$6,333
Finished goods	11,100	13,594
Parts and supplies	32,028	34,170
Total inventories	$49,502	$54,097

(5) Property, Plant and Equipment

	June 30, 2018	December 31, 2017

	(in thousands)
Land and improvements	$13,092	$13,092
Buildings and improvements	17,123	16,990
Machinery and equipment	1,356,662	1,352,573
Other	32,047	28,101
	1,418,924	1,410,756
Less: Accumulated depreciation	375,087	341,230
Total property, plant and equipment, net	$1,043,837	$1,069,526

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

	June 30, 2018	December 31, 2017

	(in thousands)
Deferred revenue	$11,194	$12,895
Personnel accruals	6,487	6,719
Affiliates (a)	3,511	4,742
Accrued interest	2,683	2,683
Other accrued expenses and liabilities	6,277	5,538
Total accrued expenses and other current liabilities	$30,152	$32,577

(a)
Personnel accruals and other accrued expenses and liabilities include amounts owed by the Partnership to CVR Energy under the shared services agreement. Refer to Note 12 ("Related Party Transactions") for additional discussion.

(7) Debt

Debt Balance, Net of Current Maturities and Unamortized Discount and Issuance Costs
	June 30, 2018	December 31, 2017
	(in thousands)
9.250% senior secured notes, due 2023	$645,000	$645,000
6.500% notes, due 2021	2,240	2,240
Total long-term debt, before debt issuance costs and discount (a)	647,240	647,240
Less:
Unamortized discount and debt issuance costs	19,830	21,336
Total long-term debt, net of current portion	$627,410	$625,904

(a)	The estimated fair value of total long-term debt outstanding was approximately $666.6 million as of June 30, 2018.

Credit Facilities Outstanding
	Total Capacity	Amount Borrowed as of June 30, 2018	Outstanding Letters of Credit	Available Capacity as of June 30, 2018	Maturity Date
	(in thousands)
Asset based credit facility (b)	$50,000	$—	$—	$49,622	September 30, 2021

(b)
Loans under the asset based credit facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

The Partnership is in compliance with all covenants of the asset based credit facility and the 9.250% senior secured notes as of June 30, 2018.

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

(8) Supplemental Cash Flow Information

Cash flows related to interest and construction in process were as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Supplemental disclosures:
Cash paid for interest	$29,999	$29,951
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	3,713	1,375
Change in accounts payable related to construction in process additions	2,824	(2,496)

(9) Commitments and Contingencies

There have been no material changes in our commitments and contingencies disclosed in the 2017 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if it has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against the Partnership, it believes there would be no material impact on the consolidated financial statements.

During the second quarter of 2018, the Partnership submitted a business interruption claim for losses, as afforded by its insurance policies, related to reduced production rates experienced during the second half of 2017 and early 2018 due to equipment operational issues. At this time, the Partnership cannot estimate the outcome of this claim and the timing of any receipt of proceeds. However, the amount of proceeds could have a material impact on the Partnership's Condensed Consolidated Statements of Operations.

(10) Revenue

The following table presents the Partnership's revenue disaggregated by product:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

	(in thousands)
Ammonia	$28,373	$39,970
UAN	51,394	104,157
Urea products	4,936	9,847
Fertilizer sales, exclusive of freight	84,703	153,974
Freight revenue	6,364	15,103
Other revenue	2,130	3,979
Total net sales	$93,197	$173,056

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
June 30, 2018
(unaudited)

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

Transaction price allocated to remaining performance obligations

As of June 30, 2018, the Partnership had approximately $13.3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately 56% of these performance obligations as revenue by the end of 2019, an additional 22% by 2020 and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

A summary of the deferred revenue activity during the six months ended June 30, 2018 is presented below:

Six Months Ended June 30, 2018

(in thousands)
Balance at January 1, 2018	$34,270
Add:
New prepay contracts entered into during the period	13,829
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(31,903)
Revenue recognized related to contracts entered into during the period	(4,781)
Other changes	(221)
Balance at June 30, 2018	$11,194

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

(11) Share‑Based Compensation

There have been no material changes in share-based compensation arrangements from those disclosed in the 2017 Form 10-K. A summary of compensation expense during the three and six months ended June 30, 2018 and 2017 is presented below:

Share-Based Compensation Expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
CVR Partners LTIP - Phantom Units	$548	$85	$954	$415
Other Awards (a)	672	345	546	697
Total Share-Based Compensation Expense	$1,220	$430	$1,500	$1,112

(a)
Other awards include compensation expense for certain employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy and participate in equity compensation plans of CVR Partners' affiliates.

(12) Related Party Transactions

There have been no material changes in related party transactions from those disclosed in the 2017 Form 10-K. Activity associated with the Partnership's related party arrangements for the three and six month periods ending June 30, 2018 and 2017 is summarized below:

Expenses from related parties
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
	Related Party	(in thousands)
Cost of materials and other
Coke Supply Agreement	CRRM (a)	$716	$507	$1,075	$981
Hydrogen Purchase and Sale Agreement	CRRM	774	892	2,084	2,109
Railcar Lease Agreements	ARI (b)	361	223	722	447

Direct operating expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$769	$782	$1,384	$1,391
Limited Partnership Agreement	CVR GP	174	128	330	302

Selling, general and administrative expenses
Services Agreement	CVR Energy	$3,895	$3,006	$6,758	$6,158
Limited Partnership Agreement	CVR GP	787	590	1,294	1,324

(a)	Coffeyville Resources Refining & Marketing, LLC, a subsidiary of CVR Refining

(b)	ARI Leasing, LLC, a company controlled by IEP

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2018
(unaudited)

Amounts due to related parties

		June 30, 2018	December 31, 2017
	Related Party	(in thousands)
Accounts payable
Feedstock and Shared Services Agreement	CRRM	$763	$1,020
Hydrogen Purchase and Sale Agreement	CRRM	218	324
Services Agreement	CVR Energy	1,259	771

Accrued expenses and other current liabilities
Limited Partnership Agreement	CVR GP	$1,565	$1,521
Service Agreement	CVR Energy	1,943	3,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Results of operations for the three and six months ended June 30, 2018 and cash flows for the six months ended June 30, 2018 are not necessarily indicative of results to be attained for any other period. Refer to the section entitled "Forward-Looking Statements" below.

Partnership Overview

CVR Partners, LP ("CVR Partners," the "Partnership," "we," "us" or "our") is a Delaware limited partnership formed by CVR Energy, Inc. ("CVR Energy") to own, operate and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. Our principal products are ammonia and urea ammonium nitrate ("UAN"). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. All of our products are sold on a wholesale basis. We produce our nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the "Coffeyville Facility") and East Dubuque, Illinois (the "East Dubuque Facility").

Our Coffeyville Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Strategically located adjacent to a refinery owned by CVR Refining, LP ("CVR Refining") in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer.

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

CVR Energy, which indirectly owns CVR GP, LLC (our "general partner") and approximately 34% of our outstanding common units, also indirectly owns approximately 66% of the outstanding common units of CVR Refining at June 30, 2018.

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

Consistent, safe and reliable operations are critical to our financial performance and results of operations. In addition, operations at the Linde air separation unit, which supplies oxygen, nitrogen and compressed dry air to our Coffeyville Facility, is critical to our financial performance and results of operations. Downtime at either of our facilities or at the Linde facility may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. Unplanned downtime at the East Dubuque Facility during the periods presented included a reformer repair in the second quarter of 2018 and a boiler feed water coil leak in the first quarter of 2018. Unplanned downtime at the Coffeyville facility during the periods presented included gasifier repairs during the second quarter of 2018 and UAN unit downtime during the second quarter of 2017.

Historically, our facilities have each undergone a full facility turnaround approximately every two to three years. The Coffeyville Facility underwent a full facility turnaround in the second quarter of 2018, and the East Dubuque Facility underwent a full facility turnaround during the third quarter of 2017. See Note 2 ("Basis of Presentation") to Part I, Item 1 of this Report for further information.

Our largest raw material expense used in the production of ammonia at our East Dubuque Facility is natural gas, which we purchase from third parties. Pet coke is required to operate the Coffeyville Facility. We purchase the majority of our pet coke from CVR Refining, typically at a discount when compared to pet coke purchased from third parties. The price and availability of natural gas and pet coke can significantly impact our profitability.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These non-GAAP financial measures are important factors in assessing our operating results and profitability.

We use the following performance and liquidity measures:

EBITDA. EBITDA is defined as net income (loss) before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted for the impact of (i) major scheduled turnaround expenses, (ii) gain or loss on extinguishment of debt and (iii) business interruption insurance recovery, when applicable. Adjusted EBITDA represents the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

Available cash for distribution. This performance and liquidity measure is equal to Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distribution may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds when applicable.

Results of Operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our condensed consolidated financial statements. The following tables provide an overview of the results of operations, relevant market indicators and key operating statistics for CVR Partners and our subsidiaries for the three and six months ended June 30, 2018 and 2017. The following data should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Report. All information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" is unaudited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Consolidated Statements of Operations Data:
Net sales	$93.2	$97.9	$173.1	$183.2

Cost of materials and other	19.1	22.1	41.6	43.9
Direct operating expenses (exclusive of depreciation and amortization)	47.4	37.8	86.1	73.7
Depreciation and amortization	20.4	20.0	36.8	35.4
Cost of sales	86.9	79.9	164.5	153.0

Selling, general and administrative expenses	6.9	5.8	12.6	12.7
Loss on asset disposals	0.1	—	0.1	—
Operating income (loss)	(0.7)	12.2	(4.1)	17.5
Interest expense, net	(15.7)	(15.7)	(31.4)	(31.4)
Other income, net	—	—	—	0.1
Net loss	$(16.4)	$(3.5)	$(35.5)	$(13.8)

EBITDA (1)	$19.7	$32.2	$32.7	$53.0
Adjusted EBITDA (1)	$26.0	$32.3	$39.0	$53.1
Available cash for distribution (1)	$—	$—	$(4.2)	$1.8

Reconciliation to net sales:
Fertilizer sales, exclusive of freight	$84.7	$87.6	$154.0	$163.6
Freight in revenue	6.4	8.2	15.1	15.3
Other	2.1	2.1	4.0	4.3
Total net sales	$93.2	$97.9	$173.1	$183.2
_______________________________

(1) See "Non-GAAP Reconciliations" section below for further information regarding this non-GAAP financial measure.

The following tables show selected information about key operating statistics and market indicators for our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	81.6	74.6	117.6	136.5
UAN	269.6	330.9	615.0	652.5
Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$348	$333	$340	$322
UAN	$191	$174	$169	$167
Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	173.7	215.3	372.8	434.5
Ammonia (net available for sale) (2)	65.5	77.5	124.4	157.5
UAN	240.9	313.8	580.2	655.7
Feedstock:
Petroleum coke used in production (thousand tons)	89.8	124.0	208.0	256.6
Petroleum coke used in production (dollars per ton)	$25	$21	$21	$17
Natural gas used in production (thousands of MMBtu) (3)(4)	1,964.1	2,134.0	3,814.4	4,225.3
Natural gas used in production (dollars per MMBtu) (3)(4)	$2.78	$3.18	$3.00	$3.29
Natural gas in cost of materials and other (thousands of MMBtu) (3)	2,571.4	2,487.4	3,829.1	3,963.4
Natural gas in cost of materials and other (dollars per MMBtu) (3)	$2.84	$3.24	$3.05	$3.37
Coffeyville Facility on-stream factors (4):
Gasification	72.8%	98.8%	86.3%	98.8%
Ammonia	70.2%	98.2%	84.9%	98.3%
UAN	67.0%	87.3%	83.0%	92.0%
East Dubuque Facility on-stream factors (4):
Ammonia	93.3%	100.0%	90.0%	99.8%
UAN	93.6%	99.4%	90.3%	98.8%

Market Indicators:
Ammonia - Southern plains (dollars per ton)	$343	$316	$362	$352
Ammonia - Corn belt (dollars per ton)	$396	$365	$412	$395
UAN - Corn belt (dollars per ton)	$211	$196	$211	$205
Natural gas - NYMEX (dollars per MMBtu)	$2.83	$3.14	$2.84	$3.10
______________________________

(1)
Product pricing at gate (also referred to as "netback") represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

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

Coffeyville Facility
Excluding the impact of the full facility turnaround at the Coffeyville Facility, the on-stream factors at the Coffeyville Facility would have been 89.2% for gasification, 87.1% for ammonia and 84.0% for UAN for the three months ended June 30, 2018.

Excluding the impact of the full facility turnaround at the Coffeyville Facility, the on-stream factors at the Coffeyville Facility would have been 94.6% for gasification, 93.4% for ammonia and 91.6% for UAN for the six months ended June 30, 2018.

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

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net Sales. Net sales were $93.2 million for the three months ended June 30, 2018 compared to $97.9 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, UAN and ammonia made up $57.1 million and $29.0 million of our consolidated net sales, respectively, including freight. For the three months ended June 30, 2017, UAN and ammonia made up $65.3 million and $25.5 million of our consolidated net sales, respectively, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Price Variance	Volume Variance

	(in millions)
UAN	$3.9	$(12.1)
Ammonia	$1.1	$2.4

The decrease in UAN sales volumes for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to lower production at our Coffeyville Facility due to the downtime associated with the turnaround during the quarter and unplanned downtime. The increase in UAN sales prices for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily attributable to favorable market conditions.

Cost of Materials and Other. Cost of materials and other for the three months ended June 30, 2018 was $19.1 million, compared to $22.1 million for the three months ended June 30, 2017. The $3.0 million decrease was primarily due to a $1.9 million decrease in freight costs due to the decreased UAN sales volumes at the Coffeyville Facility in relation to the second quarter turnaround. The remaining decrease was primarily attributable to less variable costs incurred as a result of downtime.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2018 were $47.4 million as compared to $37.8 million for the three months ended June 30, 2017. The $9.6 million increase was primarily due to $6.3 million in turnaround expenses at the Coffeyville Facility, a $2.2 million increase in personnel costs attributable to higher workloads along with inventory overhead allocations during downtime and a $1.6 million increase in repairs and maintenance also driven by the downtime experienced in the second quarter of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.9 million for the three months ended June 30, 2018 and $5.8 million for the three months ended June 30, 2017. The $1.1 million increase was primarily due to an increase in allocated CVR Energy shared services fees. See Note 12 ("Related Party Transactions") to Part I, Item 1 of this Report for further information.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net Sales. Net sales were $173.1 million for the six months ended June 30, 2018 compared to $183.2 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, UAN and ammonia made up $117.7 million and $41.5 million of our consolidated net sales, respectively, including freight. For the six months ended June 30, 2017, UAN and ammonia made up $122.9 million and $45.4 million of our consolidated net sales, respectively, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Price Variance	Volume Variance

	(in millions)
UAN	$1.8	$(7.0)
Ammonia	$2.4	$(6.3)

The decrease in UAN sales volumes for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to lower production resulting from planned and unplanned downtime during the six months ended June 30, 2018. The decrease in ammonia sales volumes for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to less product available from lower inventory as of December 31, 2017 due to a strong Fall 2017 application as compared to December 31, 2016 and downtime for the six months ended June 30, 2018.

Cost of Materials and Other. Cost of materials and other for the six months ended June 30, 2018 was $41.6 million, compared to $43.9 million for the six months ended June 30, 2017. The $2.3 million decrease was primarily due to a decrease of a $1.7 million decrease in natural gas costs primarily driven by favorable natural gas pricing period over period.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2018 were $86.1 million as compared to $73.7 million for the six months ended June 30, 2017. The $12.4 million increase was primarily due to $6.3 million incurred for the turnaround at the Coffeyville Facility, higher personnel costs of $2.9 million attributable to higher workloads along with inventory overhead allocations during downtime, and higher repair and maintenance costs of $2.3 million resulting from outages during the 2018 period. Additionally, we experienced lower utility costs of $0.8 million primarily associated with the 2018 downtime and lower natural gas prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were consistent at $12.6 million and $12.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Non-GAAP Reconciliations

Our management uses certain non-GAAP performance measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial non-GAAP measures are important factors in assessing our operating results and profitability.

A reconciliation of consolidated Net loss to consolidated EBITDA and consolidated Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Net loss	$(16.4)	$(3.5)	$(35.5)	$(13.8)
Add:
Interest expense, net	15.7	15.7	31.4	31.4
Depreciation and amortization	20.4	20.0	36.8	35.4
EBITDA	$19.7	$32.2	$32.7	$53.0
Add:
Major scheduled turnaround expenses	6.3	0.1	6.3	0.1
Adjusted EBITDA	$26.0	$32.3	$39.0	$53.1

A reconciliation of consolidated available cash for distribution is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions, except units and per unit data)
Adjusted EBITDA	$26.0	$32.3	$39.0	$53.1
Adjustments:
Net cash interest expense (excluding capitalized interest) and debt service	(14.9)	(14.9)	(29.8)	(29.9)
Maintenance capital expenditures	(4.1)	(4.4)	(6.4)	(8.4)
Major scheduled turnaround expenses	(6.3)	(0.1)	(6.3)	(0.1)
Cash reserves for future operating needs	(0.7)	(12.9)	(0.7)	(12.9)
Available cash for distribution	$—	$—	$(4.2)	$1.8
Distribution declared, per common unit	$—	$—	$—	$0.02
Common units outstanding (in thousands)	113,283	113,283	113,283	113,283

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

Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all. There have been no material changes in liquidity from the 2017 Form 10-K.

Cash Balance and Other Liquidity

As of June 30, 2018, we had cash and cash equivalents of $28.3 million, including $1.4 million of customer advances. Working capital at June 30, 2018 was $54.9 million, consisting of $110.3 million in current assets and approximately $55.4 million in current liabilities. Working capital at December 31, 2017 was $62.8 million, consisting of $118.9 million in current assets and $56.1 million in current liabilities. As of July 24, 2018, we had cash and cash equivalents of $36.6 million.

2023 Notes

The Partnership has $645.0 million in aggregate principal amount outstanding of 9.250% Senior Secured Notes due 2023 ("the 2023 Notes"), which were issued through CVR Partners and CVR Nitrogen Finance Corporation. The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

The indenture governing the 2023 Notes prohibits the Partnership from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, the indenture limits the Partnership's ability to pay distributions to unitholders. The covenants will apply differently depending on the Partnership's fixed charge coverage ratio (as defined in the indenture). If the fixed charge coverage ratio is not less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to its unitholders, without substantive restriction. If the fixed charge coverage ratio is less than 1.75 to 1.0, the Partnership will generally be permitted to make restricted payments, including distributions to our unitholders, up to an aggregate $75.0 million basket plus certain other amounts referred to as "incremental funds" under the indenture. As of June 30, 2018, the ratio was less than 1.75 to 1.0. Restricted payments have been made, and $72.7 million of the basket was available as of June 30, 2018. The Partnership was in compliance with the covenants contained in the 2023 Notes as of June 30, 2018.

Asset Based (ABL) Credit Facility

The Partnership has a senior secured asset based revolving credit facility ("ABL Credit Facility") with a group of lenders and UBS AG, Stamford Branch, as administrative agent and collateral agent. The proceeds of the ABL Credit Facility may be used to fund capital expenditures and working capital and general corporate purposes of the Partnership and its subsidiaries. The ABL Credit Facility has an aggregate principal amount of availability of up to $50.0 million with an incremental facility, which permits an increase in borrowings of up to $25.0 million in the aggregate subject to additional lender commitments and certain other conditions. The ABL Credit Facility matures September 30, 2021.
As of July 24, 2018, the Partnership and its subsidiaries had availability under the ABL Credit Facility of $49.6 million. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2018. Availability under the ABL Credit Facility was limited by borrowing base conditions. We were in compliance with the covenants contained in the ABL Credit Facility as of June 30, 2018.
Capital Spending

We divide our capital spending needs into two categories: growth and maintenance. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Our total capital expenditures for the six months ended June 30, 2018 were approximately $8.6 million, including $6.4 million of maintenance capital spending and the remainder for growth capital projects.

Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Our estimated growth and maintenance capital expenditures are expected to be approximately $3 million and $18 million, respectively, for the year ending December 31, 2018. Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope and completion time for our capital projects. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2018	2017

	(in millions)
Net cash flow provided by (used in):
Operating activities	$(12.5)	$7.0
Investing activities	(8.4)	(8.6)
Financing activities	—	(2.3)
Net decrease in cash and cash equivalents	$(20.9)	$(3.9)

Cash Flows Provided by Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2018 were approximately $12.5 million compared to net cash provided by operating activities of $7.0 million for the six months ended June 30, 2017. Net cash flows from our operating activities decreased from the six months ended June 30, 2017 as compared to the six months ended June 30, 2018, primarily due to decreased net income adjusted for depreciation expense.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $8.4 million compared to $8.6 million for the six months ended June 30, 2017 and the reduction between these periods was primarily the result of lower capital expenditures in 2018.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2017 and was the result of quarterly cash distributions paid in 2017 with none being paid in 2018.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned "Risk Factors" in the 2017 Form 10-K, filed with the SEC on February 23, 2018. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Refining;

•	our reliance on the natural gas, electricity, oxygen, nitrogen and compressed dry air that we purchase from third parties;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plants;

•	accidents or other unscheduled shutdowns or distributions affecting our facilities, machinery, or equipment, or those of our suppliers or customers;

•	potential operating hazards from accidents, fire, severe weather, tornadoes, floods or other natural disasters;

•	our ability to obtain or renew permits to operating our business.;

•	competition in the nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed laws, rulings and regulations, including those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, the security of chemical manufacturing facilities and other matters beyond our control;

•	the risk of security breaches;

•	our lack of asset diversification;

•	our dependence on significant customers and the creditworthiness and performance by counterparties;

•	the potential loss of our transportation cost advantage over our competitors;

•	our partial dependence on customer and distributor transportation of purchased goods;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

•	the risk of labor disputes and adverse employee relations;

•	risks relating to our relationships with CVR Energy and CVR Refining;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;

•	rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;

•	instability and volatility in the capital and credit markets; and

•	competition with CVR Energy and its affiliates.

All forward-looking statements contained in this Report speak only as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from the risks discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no material change in the Partnership's internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 9 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the "Risk Factors" section of our 2017 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Exhibit Description

3.1**
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated April 26, 2018 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on April 26, 2018).

3.2**
Composite copy of the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP (as amended by Amendment No. 1 referenced in Exhibit 3.1 above) (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on April 26, 2018).

10.1*	Offer Letter, dated April 16, 2018, by and between CVR Energy, Inc. and Tracy D. Jackson.
10.2*	Retention, Severance, and Release Agreement, dated May 2, 2018, by and between CVR Energy, Inc. and John R. Walter.
10.3*	Retention, Severance, and Release Agreement, dated May 2, 2018, by and between CVR GP, LLC and William L. White.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and the Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL ("Extensible Business Reporting Language") includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Cash Flows (unaudited) and (4) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

July 26, 2018	By:	/s/ TRACY D. JACKSON
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 26, 2018	By:	/s/ MATTHEW W. BLEY
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)