Form 10-Q
period 2018-09-30
CVR PARTNERS, LP
filed 2018-10-25
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 113,282,973 common units representing limited partner interests of CVR partners (“common units”) outstanding at October 23, 2018.

 CVR PARTNERS, LP AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For The Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$61,441	$49,173
Accounts receivable, net of allowance for doubtful accounts	20,564	9,855
Inventories	56,905	54,097
Prepaid expenses and other current assets	4,817	5,793
Total current assets	143,727	118,918
Property, plant, and equipment, net of accumulated depreciation	1,029,402	1,069,526
Goodwill	40,969	40,969
Other long-term assets	4,414	4,863
Total assets	$1,218,512	$1,234,276
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$20,019	$21,295
Accounts payable to Affiliates	2,170	2,223
Accrued expenses and other current liabilities	64,015	32,577
Total current liabilities	86,204	56,095
Long-term liabilities:
Long-term debt, net of current portion	628,192	625,904
Other long-term liabilities	2,919	2,424
Total long-term liabilities	631,111	628,328
Commitments and contingencies (see Note 9)
Partners’ capital	501,197	549,853
Total liabilities and partners’ capital	$1,218,512	$1,234,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2018	2017	2018	2017
Net sales	$79,909	$69,393	$252,965	$252,610
Operating costs and expenses:
Cost of materials and other	19,590	19,495	61,198	63,373
Direct operating expenses (exclusive of depreciation and amortization)	35,334	40,249	121,468	113,941
Depreciation and amortization	16,035	19,483	52,866	54,877
Cost of sales	70,959	79,227	235,532	232,191
Selling, general and administrative expenses	6,393	6,083	18,955	18,750
Loss on asset disposals	28	19	160	58
Operating income (loss)	2,529	(15,936)	(1,682)	1,611
Interest expense, net	(15,693)	(15,723)	(47,080)	(47,111)
Other income, net	30	22	100	81
Loss before income tax	(13,134)	(31,637)	(48,662)	(45,419)
Income tax expense (benefit)	12	(35)	(6)	(36)
Net loss	$(13,146)	$(31,602)	$(48,656)	$(45,383)

Net loss per common unit — basic and diluted	$(0.12)	$(0.28)	$(0.43)	$(0.40)
Weighted-average common units outstanding — basic and diluted	113,283	113,283	113,283	113,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(48,656)	$(45,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,866	54,877
Share-based compensation	2,695	1,748
Other non-cash items	2,640	2,314
Change in assets and liabilities:
Current assets and liabilities	16,490	14,272
Non-current assets and liabilities	1,083	276
Net cash provided by operating activities	27,118	28,104
Cash flows from investing activities:
Capital expenditures	(15,022)	(11,456)
Proceeds from sale of assets	172	—
Net cash used in investing activities	(14,850)	(11,456)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	—	(778)
Cash distributions to common unitholders – Non-affiliates	—	(1,488)
Net cash used in financing activities	—	(2,266)
Net increase in cash and cash equivalents	12,268	14,382
Cash and cash equivalents, beginning of period	49,173	55,595
Cash and cash equivalents, end of period	$61,441	$69,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership, formed by CVR Energy, Inc. (“CVR Energy”) to own, operate and grow its nitrogen fertilizer business. CVR Energy is a publicly traded company listed on the New York Stock Exchange under the ticker symbol “CVI”, which indirectly owns our general partner and the common units owned by Coffeyville Resources, LLC (“CRLLC”). As of September 30, 2018, public security holders held approximately 66% of the Partnership’s outstanding limited partner interests and CRLLC, a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership’s outstanding limited partner interests and 100% of the noneconomic general partner interest. As of September 30, 2018, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the shares of CVR Energy.

The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. The Partnership’s products are sold on a wholesale basis in North America.

Management and Operations

CVR GP, LLC (“CVR GP” or the “general partner”) manages and operates the Partnership and is a wholly-owned subsidiary of CRLLC. Common unitholders have only limited voting rights on matters affecting the Partnership. In addition, common unitholders have no right to elect the general partner’s directors on an annual or continuing basis.

The Partnership is operated by a combination of the general partner’s senior management team and CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. The various rights and responsibilities of the Partnership’s partners are set forth in the limited partnership agreement. The Partnership is also party to a number of agreements with CVR Energy, CVR Refining, LP (“CVR Refining”), an indirect subsidiary of CVR Energy, and CVR GP to regulate certain business relations between the Partnership and the other parties thereto. The Partnership also has agreements with a subsidiary of CVR Refining under which the Partnership purchases petroleum coke and hydrogen for the Coffeyville Facility. Additionally, the two parties provide feedstock and other services to one another at the Coffeyville Facility. See Note 12 ("Related Party Transactions") for further discussion.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 23, 2018 (the “2017 Form 10-K”).

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of September 30, 2018 and December 31, 2017, the results of operations of the Partnership for the three and nine month periods ended September 30, 2018 and 2017 and the cash flows of the Partnership for the nine month periods ended September 30, 2018 and 2017. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information has been reclassified to present historical information in a manner consistent with current presentation.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Planned Major Maintenance Costs

The Coffeyville Facility completed a 15-day major scheduled turnaround in the second quarter of 2018. Exclusive of the impacts due to the lost production, costs of approximately $0.0 million and $6.4 million were included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, respectively. During the third quarter of 2017, the East Dubuque Facility completed a major schedule turnaround. Exclusive of the impacts due to lost production, costs of approximately $2.5 million and $2.6 million were included in direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017, respectively.

(3) Recent Accounting Pronouncements

Adoption of New Revenue Standard

On January 1, 2018, the Partnership adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606” or the “new revenue standard”) using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. The new revenue standard was applied prospectively and the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Partnership did not identify any material differences in its existing revenue recognition methods that require modification under the new revenue standard. However, the Partnership did identify a balance sheet presentation change discussed below. The Partnership’s Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows were not impacted due to the adoption of ASC 606 for the nine months ended September 30, 2018.

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

The following table displays the effect of the adoption of ASC 606 to the Condensed Consolidated Balance Sheet as of September 30, 2018:

	September 30, 2018
(In thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change
Assets
Accounts receivable	$20,564	$13,791	$6,773
Liabilities
Deferred revenue	$31,611	$24,838	$6,773

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

New Accounting Standards Issued But Not Yet Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, “Leases” (“Topic 842”), which supersedes lease requirements in FASB ASC Topic 840, “Leases”. The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and an asset representing its right to use of the underlying asset for the lease term on the balance sheet. Quantitative and qualitative disclosures, including disclosures regarding significant judgments made by management, will be required. In July 2018, the FASB issued updated guidance which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Partnership expects to elect this transition method at the adoption date of January 1, 2019.  The Partnership also plans to elect the short-term lease exception provided for in the standard and therefore will only recognize right-of-use assets and lease liabilities for leases with a term greater than one year. The Partnership continues to focus its implementation efforts on accounting policy and disclosure updates along with the system implementation necessary to meet the standard’s requirements. Based on information available to date, the Partnership estimates the operating lease right of use asset and lease liability may approximate $13.0 - $17.0 million upon adoption. This preliminary estimate of the effect on the Partnership’s Consolidated Balance Sheets as a result of implementing the standard on January 1, 2019 could differ materially depending on guidance changes from the FASB, changes in outstanding leases, final verification of the Partnership’s lease accounting estimates, and any changes in the Partnership’s plans to elect certain practical expedients. The Partnership does not expect the adoption of this standard to have a material impact on the recognition, measurement or presentation of amounts within the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows.

 In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard is effective for the Partnership beginning January 1, 2020, with early adoption permitted. The amendments in this standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Partnership is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. This standard is effective for the Partnership beginning January 1, 2020, with early adoption permitted. The Partnership is evaluating the effect of adopting this new accounting guidance, but does not expect adoption will have a material impact on the Partnership's disclosures.

(4) Inventories

(In thousands)	September 30, 2018	December 31, 2017
Raw materials and precious metals	$5,362	$6,333
Finished goods	19,911	13,594
Parts and supplies	31,632	34,170
Total inventories	$56,905	$54,097

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(5) Property, Plant and Equipment

(In thousands)	September 30, 2018	December 31, 2017
Land and improvements	$13,092	$13,092
Buildings and improvements	16,707	16,990
Machinery and equipment	1,362,014	1,352,573
Other	31,411	28,101
	1,423,224	1,410,756
Less: Accumulated depreciation	393,822	341,230
Total property, plant and equipment, net	$1,029,402	$1,069,526

Capitalized interest recognized as a reduction in interest expense was $0.1 million and $0.0 million for the three months ended September 30, 2018 and 2017, respectively. Capitalized interest recognized as a reduction in interest expense was $0.5 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Deferred revenue	$31,611	$12,895
Share-based compensation	3,077	3,928
Personnel accruals	6,520	7,533
Accrued interest	17,635	2,683
Other accrued expenses and liabilities	5,172	5,538
Total accrued expenses and other current liabilities	$64,015	$32,577

Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy under the shared services agreement and affiliate balances of $3.8 million and $4.7 million at September 30, 2018 and December 31, 2017, respectively. Refer to Note 12 ("Related Party Transactions") for additional discussion.

(7) Debt

Debt Balance, Net of Current Maturities and Unamortized Discount and Issuance Costs
(In thousands)	September 30, 2018	December 31, 2017
9.250% senior secured notes, due 2023	$645,000	$645,000
6.500% notes, due 2021	2,240	2,240
Total long-term debt, before debt issuance costs and discount (a)	647,240	647,240
Less:
Unamortized discount and debt issuance costs	19,048	21,336
Total long-term debt, net of current portion	$628,192	$625,904

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(a)	The estimated fair value of total long-term debt outstanding was approximately $683.7 million and $694.2 million as of September 30, 2018 and December 31, 2017, respectively.

Credit Facilities Outstanding
(In thousands)	Total Capacity	Amount Borrowed as of September 30, 2018	Outstanding Letters of Credit	Available Capacity as of September 30, 2018	Maturity Date
Asset based credit facility (b)	$50,000	$—	$—	$50,000	September 30, 2021

(b)
At the option of the borrowers, loans under the asset based credit facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

The Partnership is in compliance with all covenants of the asset based credit facility and the 9.250% senior secured notes and 6.500% notes as of September 30, 2018.

(8) Supplemental Cash Flow Information

Cash flows related to interest and construction in process were as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Supplemental disclosures:
Cash paid for interest	$30,244	$30,123
Non-cash investing and financing activities:
Construction in process additions included in accounts payable	1,920	608
Change in accounts payable related to construction in process additions	1,032	(3,263)

(9) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies disclosed in the 2017 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact on its consolidated financial statements.

In 2018, the Partnership submitted a business interruption claim for losses under its insurance policies, related to damage and resulting reduced equipment production rates experienced during the second half of 2017 and early 2018. At this time, the Partnership cannot estimate either the outcome of this claim or the timing of any potential recoveries.

In September 2018, the Kansas Court of Appeals upheld property tax determinations by the Kansas Board of Tax Appeals in connection with the Partnership’s dispute with Montgomery County, Kansas over prior year property tax payments as previously disclosed. The Partnership continues to monitor this matter.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(10) Revenue

The following table presents the Partnership’s revenue disaggregated by product:

(In thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Ammonia	$11,391	$51,361
UAN	52,681	156,838
Urea products	4,987	14,834
Fertilizer sales, exclusive of freight	69,059	223,033
Freight revenue	8,805	23,908
Other revenue	2,045	6,024
Total net sales	$79,909	$252,965

The Partnership sells its products on a wholesale basis under a contract or by purchase order. The Partnership’s contracts with customers, including purchase orders, generally contain fixed pricing and most have terms of less than one year. The Partnership recognizes revenue at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. The customer acceptance point is stated in the contract and may be at one of the Partnership’s manufacturing facilities, at one of the Partnership’s off-site loading facilities or at the customer’s designated facility. Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in cost of materials and other. Qualifying taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

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

The Partnership has an immaterial amount of fee-based revenue, included in other revenue in the table above, that is recognized based on the net amount of the proceeds received.

Transaction price allocated to remaining performance obligations

As of September 30, 2018, the Partnership had approximately $11.9 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately 51% of these performance obligations as revenue by the end of 2019, an additional 25% by 2020 and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the deferred revenue activity during the nine months ended September 30, 2018 is presented below:

(In thousands)	Nine Months Ended September 30, 2018
Balance at January 1, 2018	$34,270
Add:
New prepay contracts entered into during the period	35,665
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	33,761
Revenue recognized related to contracts entered into during the period	4,321
Other changes	242
Balance at September 30, 2018	$31,611

(11) Share-Based Compensation

A summary of compensation expense during the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Phantom Units	$710	$268	$1,663	$684
Other Awards (a)	486	367	1,032	1,064
Total Share-Based Compensation Expense	$1,196	$635	$2,695	$1,748

(a)
Other awards include the allocation of compensation expense for certain employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy and participate in equity compensation plans of CVR Partners’ affiliates.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(12) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and nine month periods ended September 30, 2018 and 2017 is summarized below:

Expenses from related parties
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	Related Party	2018	2017	2018	2017
Cost of materials and other
Coke Supply Agreement	CRRM (a)	$1,057	$586	$2,133	$1,566
Hydrogen Purchase and Sale Agreement	CRRM	1,072	933	3,157	3,042
Railcar Lease Agreements	ARI (b)	361	236	1,082	683

Direct operating expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$761	$766	$2,145	$2,158
Limited Partnership Agreement	CVR GP	242	127	572	428

Selling, general and administrative expenses
Services Agreement	CVR Energy	$3,595	$3,239	$10,353	$9,398
Limited Partnership Agreement	CVR GP	626	677	1,920	2,001

(a)	Coffeyville Resources Refining & Marketing, LLC, a subsidiary of CVR Refining

(b)	ARI Leasing, LLC, a company controlled by IEP

Amounts due to related parties

(In thousands)	Related Party	September 30, 2018	December 31, 2017
Accounts payable
Feedstock and Shared Services Agreement	CRRM	$747	$1,020
Hydrogen Purchase and Sale Agreement	CRRM	313	324
Limited Partnership Agreement:	CVR GP	955	771

Accrued expenses and other current liabilities
Limited Partnership Agreement	CVR GP	$1,346	$1,521
Services Agreement	CVR Energy	2,497	3,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Results of operations for the three and nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of results to be attained for any other period. Refer to the section entitled “Forward-Looking Statements” below.

Partnership Overview

CVR Partners, LP (“CVR Partners,” the “Partnership,” “we,” “us” or “our”) is a Delaware limited partnership formed by CVR Energy, Inc. (“CVR Energy”) to own, operate and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. Our principal products are ammonia and urea ammonium nitrate (“UAN”). Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products. UAN is an aqueous solution of urea and ammonium nitrate. All of our products are sold on a wholesale basis. We produce our nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”).

Our Coffeyville Facility includes a 1,300 ton-per-day capacity ammonia unit, a 3,000 ton-per-day capacity UAN unit, and a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen. Our gasifier is a dual-train facility, with each gasifier able to function independently of the other, thereby providing redundancy and improving our reliability. Strategically located adjacent to a refinery owned by CVR Refining, LP (“CVR Refining”) in Coffeyville, Kansas, our Coffeyville Facility is the only operation in North America that utilizes a petroleum coke, or pet coke, gasification process to produce nitrogen fertilizer.

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

CVR Energy, which indirectly owns CVR GP, LLC (our “general partner”) and approximately 34% of our outstanding common units, also indirectly owns approximately 81% of the outstanding common units of CVR Refining at September 30, 2018.

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

We use the following performance and liquidity measures:

EBITDA. EBITDA is defined as net loss before (i) interest (income) expense, (ii) income tax expense and (iii) depreciation and amortization expense.

Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted for the impact of (i) major scheduled turnaround expenses, (ii) gain or loss on extinguishment of debt and (iii) business interruption insurance recovery, when applicable. Adjusted EBITDA represents the starting point used by the board of directors of our general partner when calculating our available cash for distribution.

Available cash for distribution. This performance and liquidity measure is equal to Adjusted EBITDA reduced for cash needed for (i) net cash interest expense (excluding capitalized interest) and debt service and other contractual obligations; (ii) maintenance capital expenditures; and (iii) to the extent applicable, major scheduled turnaround expenses and reserves for future operating or capital needs that the board of directors of the general partner deems necessary or appropriate, if any. Available cash for distribution (if any) may be increased by the release of previously established cash reserves, if any, at the discretion of the board of directors of our general partner, and available cash is increased by the business interruption insurance proceeds when applicable.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Consolidated Statements of Operations Data:
Net sales	$79,909	$69,393	$252,965	$252,610

Cost of materials and other	19,590	19,495	61,198	63,373
Direct operating expenses (exclusive of depreciation and amortization)	35,334	40,249	121,468	113,941
Depreciation and amortization	16,035	19,483	52,866	54,877
Cost of sales	70,959	79,227	235,532	232,191
Selling, general and administrative expenses	6,393	6,083	18,955	18,750
Loss on asset disposals	28	19	160	58
Operating income (loss)	2,529	(15,936)	(1,682)	1,611
Interest expense, net	(15,693)	(15,723)	(47,080)	(47,111)
Other income, net	30	22	100	81
Loss before income tax	(13,134)	(31,637)	(48,662)	(45,419)
Income tax expense (benefit)	12	(35)	(6)	(36)
Net loss	$(13,146)	$(31,602)	$(48,656)	$(45,383)

EBITDA (1)	$18,594	$3,569	$51,284	$56,569
Adjusted EBITDA (1)	$18,594	$5,005	$57,689	$58,094
Available cash for distribution (1)	$(130)	$(1,252)	$(4,274)	$557

Reconciliation to net sales:
Fertilizer sales, exclusive of freight	$69,059	$59,422	$223,033	$223,002
Freight in revenue	8,805	8,313	23,908	23,638
Other	2,045	1,658	6,024	5,970
Total net sales	$79,909	$69,393	$252,965	$252,610
_______________________________

(1) See “Non-GAAP Reconciliations” section below for further information regarding this non-GAAP financial measure.

The following table shows selected information about key operating statistics and market indicators for our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Key Operating Statistics:
Consolidated sales (thousand tons):
Ammonia	38	65	156	202
UAN	310	299	925	952
Consolidated product pricing at gate (dollars per ton) (1):
Ammonia	$297	$214	$329	$287
UAN	$170	$138	$169	$158
Consolidated production volume (thousand tons):
Ammonia (gross produced) (2)	212	181	584	615
Ammonia (net available for sale) (2)	63	46	187	204
UAN	338	307	919	962
Feedstock:
Petroleum coke used in production (thousand tons)	117	114	325	371
Petroleum coke used in production (dollars per ton)	$26	$18	$23	$18
Natural gas used in production (thousands of MMBtu) (3)(4)	2,118	1,555	5,933	5,781
Natural gas used in production (dollars per MMBtu) (3)(4)	$3.03	$3.12	$3.01	$3.25
Natural gas in cost of materials and other (thousands of MMBtu) (3)	1,439	1,935	5,268	5,898
Natural gas in cost of materials and other (dollars per MMBtu) (3)	$2.98	$3.15	$3.03	$3.30
Coffeyville Facility on-stream factors (4):
Gasification	100%	96%	91%	98%
Ammonia	100%	94%	90%	97%
UAN	97%	94%	88%	93%
East Dubuque Facility on-stream factors (4):
Ammonia	99%	76%	93%	92%
UAN	98%	77%	93%	92%

Market Indicators:
Ammonia - Southern plains (dollars per ton)	$337	$238	$354	$314
Ammonia - Corn belt (dollars per ton)	$398	$303	$407	$364
UAN - Corn belt (dollars per ton)	$203	$165	$208	$192
Natural gas - NYMEX (dollars per MMBtu)	$2.87	$2.95	$2.85	$3.05
______________________________

(1)
Product pricing at gate (also referred to as “netback”) represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

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

Coffeyville Facility
Excluding the impact of the full facility turnaround at the Coffeyville Facility, the on-stream factors at the Coffeyville Facility would have been 96% for gasification, 96% for ammonia and 94% for UAN for the nine months ended September 30, 2018.

The Linde air separation unit experienced a shut down during the second quarter of 2017. Following the Linde outage, the Coffeyville Facility UAN unit experienced a number of operational challenges, resulting in approximately 11 days of UAN downtime during the second quarter of 2017. Excluding the impact of the Linde air separation unit outage at the Coffeyville Facility, the UAN unit on-stream factors at the Coffeyville Facility would have been 97% for the nine months ended September 30, 2017.

East Dubuque Facility
Excluding the impact of approximately 14 days of downtime associated with the 2017 full facility turnaround at the East Dubuque Facility, the on-stream factors at the East Dubuque Facility would have been 91% for ammonia and 92% for UAN for the three months ended September 30, 2017 and 97% for ammonia and 96% for UAN for the nine months ended September 30, 2017.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net Sales. Net sales were $79.9 million for the three months ended September 30, 2018 compared to $69.4 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, UAN and ammonia made up $60.8 million and $12.0 million of our consolidated net sales, respectively, including freight. For the three months ended September 30, 2017, UAN and ammonia made up $48.8 million and $14.9 million of our consolidated net sales, respectively, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

(In thousands)	Price Variance	Volume Variance
UAN	$10,229	$1,835
Ammonia	$3,292	$(6,131)

The increase in UAN sales prices for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily attributable to favorable market conditions. The decrease in ammonia sales volumes for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily attributable to less inventory available for sale at the beginning of the third quarter of 2018 as compared to the same quarter in the prior year. There was more inventory available for sale at the beginning of the third quarter in 2017 due to relatively bad weather conditions which drove a lower application of ammonia in 2017 in addition to an outage at the Coffeyville Facility in the second quarter of 2017.

Cost of Materials and Other. Cost of materials and other was consistent at $19.6 million and $19.5 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2018 were $35.3 million as compared to $40.2 million for the three months ended September 30, 2017. The $4.9 million decrease was primarily due to the third quarter 2017 turnaround at the East Dubuque Facility, which resulted in turnaround expenses of $2.5 million, coupled with decreases in repairs and maintenance costs and personnel costs as a result of turnaround activities.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net Sales. Net sales were $253.0 million for the nine months ended September 30, 2018 compared to $252.6 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, UAN and ammonia made up $178.5 million and $53.5 million of our consolidated net sales, respectively, including freight. For the nine months ended September 30, 2017, UAN and ammonia made up $171.7 million and $60.2 million of our consolidated net sales, respectively, including freight.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

(In thousands)	Price Variance	Volume Variance
UAN	$12,029	$(4,725)
Ammonia	$6,865	$(13,687)

The decrease in UAN and ammonia sales volumes for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to lower production resulting from planned and unplanned downtime during the nine months ended September 30, 2018. The decrease in ammonia sales volumes for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was also attributable to less product available from lower inventory as of December 31, 2017 due to a strong Fall 2017 application as compared to December 31, 2016 and downtime for the nine months ended September 30, 2018. The increase in UAN and ammonia sales prices for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to more favorable market conditions in the current quarter.

Cost of Materials and Other. Cost of materials and other for the nine months ended September 30, 2018 was $61.2 million, compared to $63.4 million for the nine months ended September 30, 2017. The $2.2 million decrease was primarily due to an overall decrease in costs from lower sales volumes as well as a $1.0 million decrease in distribution costs to offsite inventory locations.

Direct Operating Expenses (Exclusive of Depreciation and Amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2018 were $121.5 million as compared to $113.9 million for the nine months ended September 30, 2017. The $7.6 million increase was primarily due to an increase in turnaround expenses of $3.8 million, higher personnel costs of $2.4 million attributable to higher workloads along with inventory overhead allocations during downtime, higher repair and maintenance costs of $1.6 million resulting from outages during the 2018 period and $1.1 million in business interruption recovery received during the 2017 period. Additionally, we experienced lower utility costs of $1.8 million primarily associated with the 2018 downtime and lower natural gas prices.

Non-GAAP Reconciliations

Our management uses certain non-GAAP performance measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial non-GAAP measures are important factors in assessing our operating results and profitability.

A reconciliation of consolidated net loss to consolidated EBITDA and consolidated Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net loss	$(13,146)	$(31,602)	$(48,656)	$(45,383)
Add:
Interest expense, net	15,693	15,723	47,080	47,111
Income tax expense (benefit)	12	(35)	(6)	(36)
Depreciation and amortization	16,035	19,483	52,866	54,877
EBITDA	$18,594	$3,569	$51,284	$56,569
Add:
Major scheduled turnaround expenses	$—	$2,497	$6,405	$2,586
Less:
Insurance recovery - business interruption	—	(1,061)	—	(1,061)
Adjusted EBITDA	$18,594	$5,005	$57,689	$58,094

A reconciliation of consolidated available cash for distribution is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2018	2017	2018	2017
Adjusted EBITDA	$18,594	$5,005	$57,689	$58,094
Adjustments:
Net cash interest expense (excluding capitalized interest) and debt service	(14,873)	(14,967)	(44,664)	(44,882)
Maintenance capital expenditures	(4,526)	(2,716)	(10,894)	(11,130)
Major scheduled turnaround expenses	—	(2,497)	(6,405)	(2,586)
Add:
Insurance recovery - business interruption	—	1,061	—	1,061
Release of previously established cash reserves, net	675	12,862	—	—
Available cash for distribution	$(130)	$(1,252)	$(4,274)	$557
Distribution declared, per common unit	$—	$—	$—	$0.02
Common units outstanding	113,283	113,283	113,283	113,283

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from forward sales. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as further discussed below.

We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under our asset based credit facility will be sufficient to satisfy anticipated cash commitments associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive and other factors outside of our control.

There have been no material changes in liquidity from our 2017 10-K. The Partnership was in compliance with all covenants under its debt instruments as of September 30, 2018.

Cash and Other Liquidity

As of September 30, 2018, we had cash and cash equivalents of $61.4 million, including $24.8 million from customer advances and $50.0 million available under our asset based credit facility for total liquidity of $86.4 million.

Capital Spending

We divide our capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes only non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. We also treat maintenance capital spending as a reduction of cash available for distribution to unitholders. Growth capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in direct operating expenses. Our total capital expenditures for the nine months ended September 30, 2018 were approximately $15.0 million, including $10.9 million of maintenance capital spending and the remainder for growth capital projects.

Capital spending for our business has been and will be determined by the Board of Directors of our general partner. Our estimated maintenance and growth capital expenditures are expected to be approximately $17.0 to $20.0 million and $3.0 to $5.0 million, respectively, for the year ending December 31, 2018. Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope and completion time for our capital projects. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facilities.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$27,118	$28,104
Investing activities	(14,850)	(11,456)
Financing activities	—	(2,266)
Net increase in cash and cash equivalents	$12,268	$14,382

Cash Flows Provided by Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2018 were approximately $27.1 million compared to net cash provided by operating activities of $28.1 million for the nine months ended September 30, 2017. Net cash flows from our operating activities decreased from the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2018, primarily due to decreased net income offset by changes in working capital.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $14.9 million compared to $11.5 million for the nine months ended September 30, 2017, and the increase between these periods was due to increased capital expenditures in 2018.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $0.0 million for the nine months ended September 30, 2018 compared to $2.3 million for the nine months ended September 30, 2017 and the decrease between these periods was the result of quarterly cash distributions paid in 2017 with none being paid in 2018.

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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under the section captioned “Risk Factors” in the 2017 Form 10-K, filed with the SEC on February 23, 2018. Such factors include, among others:

•	our ability to make cash distributions on the common units;

•	the volatile nature of our business and the variable nature of our distributions;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•	the cyclical nature of our business;

•	the seasonal nature of our business;

•	the dependence of our operations on a few third-party suppliers, including providers of transportation services and equipment;

•	our reliance on pet coke that we purchase from CVR Refining;

•	our reliance on the natural gas, electricity, oxygen, nitrogen and compressed dry air that we purchase from third parties;

•	the supply and price levels of essential raw materials;

•	the risk of a material decline in production at our nitrogen fertilizer plants;

•	accidents or other unscheduled shutdowns or distributions affecting our facilities, machinery, or equipment, or those of our suppliers or customers;

•	potential operating hazards from accidents, fire, severe weather, tornadoes, floods or other natural disasters;

•	our ability to obtain or renew permits to operating our business.;

•	competition in the nitrogen fertilizer businesses;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;

•	existing and proposed laws, rulings and regulations, including but not limited to those relating to climate change, alternative energy or fuel sources, and the end-use and application of fertilizers;

•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism, the security of chemical manufacturing facilities and other matters beyond our control;

•	the risk of security breaches;

•	our lack of asset diversification;

•	our dependence on significant customers and the creditworthiness and performance by counterparties;

•	the potential loss of our transportation cost advantage over our competitors;

•	our partial dependence on customer and distributor transportation of purchased goods;

•	our potential inability to successfully implement our business strategies, including the completion of significant capital programs;

•	our reliance on CVR Energy’s senior management team and conflicts of interest they face operating each of CVR Partners, CVR Refining and CVR Energy;

•	the risk of labor disputes and adverse employee relations;

•	risks relating to our relationships with CVR Energy and CVR Refining;

•	control of our general partner by CVR Energy;

•	our ability to continue to license the technology used in our operations;

•	restrictions in our debt agreements;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;

•	rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;

•	instability and volatility in the capital and credit markets;

•	competition with CVR Energy and its affiliates; and

•	our ability to recover under our insurance policies for damages or losses in full or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of September 30, 2018 and for the three and nine months ended September 30, 2018 from the risks discussed in Part II, Item 7A of our 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no material change in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 9 ("Commitments and Contingencies") to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2017 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit Number	Exhibit Description

10.1*	CVR Energy, Inc. Change in Control and Severance Plan, effective September 12, 2018.
10.2*	CVR Partners, LP 2018 Performance-Based Bonus Plan, effective September 12, 2018.
10.3*	Amendment to the Performance Unit Agreement, dated September 17, 2018, by and between CVR Energy, Inc. and David L. Lamp
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and the Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Cash Flows (unaudited) and (4) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

CVR Partners, LP

	By:	CVR GP, LLC, its general partner

October 25, 2018	By:	/s/ TRACY D. JACKSON
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 25, 2018	By:	/s/ MATTHEW W. BLEY
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)