Form 10-Q
period 2019-03-31
CVR PARTNERS, LP
filed 2019-04-25
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 001-35120
______________________________________________
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

There were 113,282,973 common units representing limited partner interests of CVR partners (“common units”) outstanding at April 23, 2019.

March 31, 2019 | 1

CVR PARTNERS
Quarterly Report on Form 10-Q

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	4	Item 1.	Legal Proceedings	26
	Condensed Consolidated Balance Sheets - March 31, 2019 (unaudited) and December 31, 2018	4	Item 1A.	Risk Factors	26
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2019 and 2018 (unaudited)	5	Item 5.	Other Information	26
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2019 and 2018 (unaudited)	6	Item 6.	Exhibits	27
	Notes to the Condensed Consolidated Financial Statements - March 31, 2019 (unaudited)	7	Signatures		28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

March 31, 2019 | 2

Important Information Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, impacts of legal proceedings, projected costs, prospects, plans and objectives are forward-looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected or forward-looking, including but not limited to:

•	our ability to make cash distributions on our common units;

•	the ability of our general partner to modify or revoke our distribution policy at any time;

•
volatile margins in the nitrogen fertilizer industry and exposure to risks associated with the pricing and availability of feedstocks, pet coke, utilities, urea ammonium nitrate (“UAN”), ammonia and other products;

•	the availability of adequate cash, credit and other sources of liquidity including volatility in the capital and credit markets and changes to our capital requirements;

•	changes in the expected value of, benefits derived from, and our ability to successfully implement, business strategies, transactions and capital projects;

•
changes in (and in the application of) local, state and federal laws, rules, regulations and policies, including with respect to environmental matters (including climate change), health and safety, exports, transportation (including pipeline and trucking transportation), the end-use and application of fertilizers and taxes (including the tax status of CVR Partners);

•	changes in economic conditions impacting our business and the business of our suppliers, customers, counterparties and lenders;

•
interruption of or changes in the cost, availability or regulation of pipelines, vessels, trucks and other means of transporting feedstocks, pet coke, UAN, ammonia and other products relating to our business;

•	changes in competition in the nitrogen fertilizer business including to our competitive advantages;

•	the cyclical and/or seasonal nature of the nitrogen fertilizer business;

•	weather conditions, fires, tornadoes, floods or other natural disasters affecting our operations or the areas in which our feedstocks and fertilizers are marketed or sold;

•	risks associated with governmental policies affecting the agricultural industry;

•	direct or indirect effects from actual or threatened terrorist incidents, security or cyber-security breaches or acts of war;

•	dependence on significant customers and suppliers and the creditworthiness and performance by counterparties;

•	our ability to license the technology used in or secure permits required for our operations;

•	adverse rulings, judgments or settlements in litigation or other legal or tax matters, including unexpected environmental remediation costs in excess of any reserves;

•
competition with CVR Energy and its affiliates, control of our general partner by CVR Energy and our reliance on CVR Energy’s senior management team including conflicts of interest they face operating each of CVR Partners and CVR Energy;

•	operating hazards and interruptions or production declines, including unscheduled maintenance or downtime and the availability and recoverability of adequate insurance coverage; and

•	the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the SEC.

All forward-looking statements included in this Report are based on information available to us on the date of this Report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

March 31, 2019 | 3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$96,606	$61,776
Accounts receivable, net of allowance for doubtful accounts	16,922	61,662
Inventories	72,479	63,554
Prepaid expenses and other current assets	5,673	6,989
Total current assets	191,680	193,981
Property, plant, and equipment, net of accumulated depreciation	997,103	1,015,240
Goodwill	40,969	40,969
Other long-term assets	17,238	4,198
Total assets	$1,246,990	$1,254,388
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$18,852	$26,789
Accounts payable to affiliates	3,697	2,976
Deferred revenue	65,366	68,804
Accrued expenses and other current liabilities	36,423	24,066
Total current liabilities	124,338	122,635
Long-term liabilities:
Long-term debt, net of current portion	629,812	628,989
Other long-term liabilities	12,687	2,938
Total long-term liabilities	642,499	631,927
Commitments and contingencies: (see Note 12)
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at March 31, 2019 and December 31, 2018	480,152	499,825
General partner interest	1	1
Total partners’ capital	480,153	499,826
Total liabilities and partners’ capital	$1,246,990	$1,254,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 4

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per common unit)	2019	2018
Net sales	$91,873	$79,859
Operating costs and expenses:
Cost of materials and other (exclusive of depreciation and amortization)	23,730	22,469
Direct operating expenses (exclusive of depreciation and amortization)	34,820	38,669
Depreciation and amortization	16,584	16,426
Cost of sales	75,134	77,564
Selling, general and administrative expenses	6,846	5,662
Loss on asset disposals	454	54
Operating income (loss)	9,439	(3,421)
Interest expense, net	(15,650)	(15,711)
Other income, net	20	44
Net loss before income taxes	(6,191)	(19,088)
Income tax benefit	(112)	(37)
Net loss	$(6,079)	$(19,051)

Net loss per common unit – basic and diluted	$(0.05)	$(0.17)

Weighted-average common units outstanding:
Basic and Diluted	$113,283	113,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(6,079)	$(19,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,584	16,426
Share-based compensation	1,108	280
Other adjustments	1,212	885
Change in assets and liabilities:
Current assets and liabilities	39,010	15,683
Non-current assets and liabilities	89	263
Net cash provided by operating activities	51,924	14,486
Cash flows from investing activities:
Capital expenditures	(3,500)	(2,720)
Proceeds from sale of assets	—	172
Net cash used in investing activities	(3,500)	(2,548)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(4,670)	—
Cash distributions to common unitholders - Non-affiliates	(8,924)	—
Net cash used in financing activities	(13,594)	—
Net increase in cash and cash equivalents	34,830	11,938
Cash and cash equivalents, beginning of period	61,776	49,173
Cash and cash equivalents, end of period	$96,606	$61,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2019 | 6

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

As of March 31, 2019, public security holders held approximately 66% of the Partnership’s outstanding limited partner interests and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership’s outstanding limited partner interests and 100% of the general partner interest held by CVR GP, LLC (“CVR GP” or the “general partner”). As of March 31, 2019, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the shares of CVR Energy.

Management and Operations

The Partnership, including CVR GP, is party to a number of agreements with CVR Energy and its subsidiaries to manage certain business relationships between the Partnership and the other parties thereto. The various rights and responsibilities of the Partnership, and its partners, are set forth in the Partnership’s limited partnership agreement. CVR GP manages and operates the Partnership via a combination of the general partner’s senior management team and CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. See Note 14 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors on an annual or continuing basis.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 21, 2019 (the “2018 Form 10-K”).

The accompanying condensed consolidated financial statements reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of March 31, 2019 and December 31, 2018, the results of operations of the Partnership for the three month periods ended March 31, 2019 and 2018 and the cash flows of the Partnership for the three month periods ended March 31, 2019 and 2018. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2019 or any other interim or annual period.

(3) Recent Accounting Pronouncements

Recent Accounting Pronouncement - Adoption of New Lease Standard

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, “Leases” (“Topic 842”), which supersedes lease requirements in FASB ASC Topic 840, “Leases.” The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term on the balance sheet. The ROU asset is classified as Other long-term assets on the condensed consolidated balance sheet. The

March 31, 2019 | 7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

current and long-term lease liabilities are classified as Accrued expenses and other current liabilities and Other long-term liabilities, respectively on the condensed consolidated balance sheet.

We adopted Topic 842 as of January 1, 2019, electing the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. In connection with the adoption of Topic 842, we made the following elections:

•	Under the short-term lease exception provided for in Topic 842, only ROU assets and the related lease liabilities for leases with an initial term greater than one year were recognized;

•	The accounting treatment for existing land easements was carried forward;

•	Lease and non-lease components were not and will not be bifurcated for all of the Partnership’s asset groups; and

•	The portfolio approach was and will be used in the selection of the discount rate used to calculate minimum lease payments and the related ROU asset and operating lease liability amounts.

The adoption of Topic 842 on January 1, 2019 incrementally impacted the Partnership’s condensed consolidated balance sheet as of that date. The following presents the financial statement line items impacted by the Partnership’s Topic 842 adoption as of the respective dates.

Effect of Topic 842 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2019

(in thousands)	December 31, 2018 As Stated (Unaudited)	Effect of Adoption of Topic 842 - Leases (Unaudited)		January 1, 2019 As Adjusted
Current assets:
Prepaid expenses and other current assets	$6,989	$(2,650)	(1)	$4,339
Total currents assets	193,981	(2,650)		191,331
Other long-term assets	4,198	16,923	(2)	21,121
Total assets	$1,254,388	$14,273		$1,268,661
Current liabilities:
Accrued expenses and other current liabilities	$24,066	$3,462	(3)	$27,528
Total current liabilities	122,635	3,462		126,097
Long-term liabilities:
Long term liabilities:
Other long-term liabilities	2,938	10,811	(3)	13,749
Total long-term liabilities	631,927	10,811		642,738
Equity:
Total liabilities and partners’ capital	$1,254,388	$14,273		$1,268,661

(1)	Represents lease prepayments reclassified to right-of-use assets.

(2)	Represents recognition of initial right-of-use assets for operating leases, including the reclassification of certain lease prepayments as noted above.

(3)	Represents the initial recognition of lease liabilities.

New Accounting Standards Issued But Not Yet Implemented

 In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. This ASU is effective for the Partnership beginning January 1, 2020, with early adoption permitted. The Partnership is evaluating the effect of adopting this ASU, but does not expect adoption will have a material impact on the Partnership’s disclosures.

March 31, 2019 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Finished goods	$34,315	$25,136
Raw materials	317	439
Parts, supplies and other	37,847	37,979
Total inventories	$72,479	$63,554

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Machinery and equipment	$1,369,904	$1,362,965
Automotive equipment	16,773	16,860
Buildings and improvements	16,707	17,116
Land and improvements	13,751	13,250
Construction in progress	9,812	15,802
Other	2,074	1,990
	1,429,021	1,427,983
Less: Accumulated depreciation	431,918	412,743
Total property, plant and equipment, net	$997,103	$1,015,240

(6) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

Effect of Initial Adoption of New Lease Standard - January 1, 2019

ROU Assets. As of January 1, 2019, upon initial recognition, our ROU assets for operating and finance leases were comprised of the following:

(in thousands)	January 1, 2019 (initial recognition)
Railcar leases	$14,255
Real Estate and other leases	18
Total ROU assets	$14,273

March 31, 2019 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Liabilities. As of January 1, 2019, upon initial recognition, our lease liabilities for operating and finance leases were comprised of the following:

(in thousands)	Consolidated Balance Sheet Classification	January 1, 2019 (initial recognition)
Current liabilities:
Operating leases	Accrued expense and other current liabilities	$3,462
Long-term liabilities:
Operating leases	Other long-term liabilities	10,811
Total lease liabilities		$14,273

Balance Sheet Summary for the Period Ended March 31, 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at March 31, 2019:

(in thousands)	March 31, 2019
Operating Leases:
ROU asset, net
Railcars	$13,328
Real estate and other	2,496
Lease liability
Railcars	$13,409
Real estate and other	15

(in thousands)	March 31, 2019
Financing Leases:
ROU asset, net
Real estate and other	$111
Lease liability
Real estate and other	$155

Lease Expense Summary for the Three-Month Period Ended March 31, 2019

We recognize lease expense for these leases on a straight-line basis over the lease term. For the three months ended March 31, 2019, we recognized net lease expense comprised of the following components:

(in thousands)	March 31, 2019
Operating lease expense	$1,023
Financing lease expense:
Amortization of ROU asset	$105
Interest expense on lease liability	6

Short-term lease expense, recognized within direct operating expenses, was $0.7 million for the three-month period ended March 31, 2019.

March 31, 2019 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities:

	March 31, 2019	January 1, 2019 (initial recognition)
Weighted-average remaining lease term (years)
Operating Leases	4.1	4.3
Finance Leases	0.4	0.5
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	11.0%	8.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at March 31, 2019:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2019	$3,410	$155
2020	3,602	—
2021	3,430	—
2022	2,990	—
2023	1,133	—
Thereafter	648	—
Total lease payments	15,213	$155
Less: imputed interest	(1,789)	—
Total lease liability	$13,424	$155

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Share-based compensation	$1,172	$2,667
Personnel accruals	4,136	7,993
Accrued interest	17,643	2,516
Other accrued expenses and liabilities	13,472	10,890
Total accrued expenses and other current liabilities	$36,423	$24,066

Accrued expenses and other current liabilities include amounts owed by the Partnership to CVR Energy and affiliates of $3.8 million and $3.5 million at March 31, 2019 and December 31, 2018, respectively. Refer to Note 14 (“Related Party Transactions”) for additional discussion.

March 31, 2019 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2019	December 31, 2018
9.25% senior secured notes, due 2023 (1)	$645,000	$645,000
6.50% notes, due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(17,428)	(18,251)
Total long-term debt, net of current portion	$629,812	$628,989

(1) The estimated fair value of total long-term debt outstanding was approximately $675.6 million and $670.8 million as of March 31, 2019 and December 31, 2018, respectively.

Credit Facility

(in thousands)	Total Capacity	Amount Borrowed as of March 31, 2019	Outstanding Letters of Credit	Available Capacity as of March 31, 2019	Maturity Date
Asset Based Credit Facility (2)	$50,000	$—	$—	$50,000	September 30, 2021

(2)
At the option of the borrowers, loans under the asset based credit facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Covenant Compliance

The Partnership is in compliance with all covenants of the asset based credit facility and the 9.25% senior secured notes and 6.50% notes as of March 31, 2019.

(9) Partners' Capital

The following table summarizes the partners’ capital and general partners’ interest for the three months ended March 31, 2019.

	Common Units		General Partner Interest	Total
(in thousands, except unit data)	Issued	Amount

Balance at December 31, 2018	113,282,973	$499,825	$1	$499,826
Cash distributions to common unitholders - Affiliates	—	(4,670)	—	(4,670)
Cash distributions to common unitholders - Non-affiliates	—	(8,924)	—	(8,924)
Net loss	—	(6,079)	—	(6,079)
Balance at March 31, 2019	113,282,973	$480,152	$1	$480,153

	Common Units		General Partner Interest	Total
(in thousands, except unit data)	Issued	Amount

Balance at December 31, 2017	113,282.973	$549,852	$1	$549,853
Net loss	—	(19,051)	—	(19,051)
Balance at March 31, 2018	113,282,973	$530,801	$1	$530,802

March 31, 2019 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Distributions

For the fourth quarter of 2018, the Partnership declared a cash distribution of $0.12 per common unit, or $13.6 million, which was paid on March 11, 2019.

On April 24, 2019, the Board of Directors of the general partner of the Partnership declared a cash distribution for the first quarter of 2019 in the amount of $0.07 per common unit, or approximately $8 million in aggregate. The cash distribution will be paid on May 13, 2019 to the Partnership’s unitholders of record at the close of business on May 6, 2019.

(10) Revenue

The following table presents the Partnership’s revenue disaggregated by product:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Ammonia	$13,352	$11,597
UAN	64,064	52,763
Urea products	4,671	4,911
Fertilizer sales, exclusive of freight and other	82,087	69,271
Freight revenue	8,018	8,739
Other revenue	1,768	1,849
Total net sales	$91,873	$79,859

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

Transaction price allocated to remaining performance obligations

As of March 31, 2019, the Partnership had approximately $9.6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately 39% of these performance obligations as revenue by the end of 2019, an additional 30% by 2020 and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable

March 31, 2019 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

Contract balances

The Partnership’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. At March 31, 2019, $0.7 million of the deferred revenue balance pertained to prepaid contracts where the associated receivable was recognized as it had not yet been collected by the Partnership.

A summary of the deferred revenue activity during the three months ended March 31, 2019 is presented below:

(in thousands)	Three Months Ended March 31, 2019
Balance at January 1, 2019	$68,804
Add:
New prepay contracts entered into during the period (1)	9,621
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	12,172
Revenue recognized related to contracts entered into during the period	620
Other changes	267
Balance at March 31, 2019	$65,366

(1) Includes $8.9 million where payment associated with prepaid contracts was collected.

(11) Share-Based Compensation

A summary of compensation expense during the three months ended March 31, 2019 and 2018 is presented below:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Phantom Units	$790	$406
Other Awards (1)	318	(126)
Total Share-Based Compensation Expense	$1,108	$280

(1)
Other awards include the allocation of compensation expense for certain employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy and participate in equity compensation plans of CVR Partners’ affiliates.

(12) Commitments and Contingencies

Except as described below, there have been no material changes in the Partnership’s commitments and contingencies during the three months ended March 31, 2019. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact on its consolidated financial statements.

March 31, 2019 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Litigation

In 2008, Coffeyville Resources Nitrogen Fertilizer LLC (“CRNF”), a subsidiary of CVR Partners LP, protested the reclassification and reassessment by Montgomery County, Kansas (the “County”) of CRNF’s nitrogen fertilizer plant following expiration of its ten year property tax abatement that expired on December 31, 2007, which reclassification and reassessment resulted in an increase in CRNF’s annual property tax expense in excess of $10 million per year for the 2008 through 2012 tax years. Despite its protest, CRNF fully accrued and paid these property taxes.  In February 2013, the County and CRNF agreed to a settlement for tax years 2009 through 2012 which resulted in decreased property taxes through 2017, leaving 2008 in dispute. In 2013, the Kansas Court of Appeals overturned an adverse ruling of the Kansas Board of Tax Appeals (“BOTA”) and instructed BOTA to classify each CRNF asset on an asset-by-asset basis. In March 2015, BOTA concluded its classification and determined a substantial majority of CRNF’s assets in dispute were personal property for the 2008 tax year. In September 2018, the Kansas Court of Appeals upheld BOTA’s property tax determinations in CRNF’s favor.  In October 2018, the County petitioned the Kansas Supreme Court to review the Court of Appeals determination.  Subsequent briefs were filed by CRNF and the County.  In April 2019, CRNF and the County executed an agreement under which the County agreed to withdraw its petition to the Kansas Supreme Court and CRNF is expected to recover $7.9 million through favorable property tax assessments from 2019 through 2028, subject to the terms of the settlement agreement.

(13) Supplemental Cash Flow Information

Cash flows related to interest and construction in process are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Supplemental disclosures:
Cash paid for interest	$53	$138
Non-cash investing activities:
Construction in process additions included in accounts payable	$1,252	$2,203
Change in accounts payable related to construction in process additions	(668)	1,314

(14) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three month periods ended March 31, 2019 and 2018 is summarized below.

Sales to related parties

		Three Months Ended March 31,
(in thousands)	Related Party	2019	2018
Net Sales
Feedstock and Shared Services Agreement	CRRM (1)	$2	$35

March 31, 2019 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Expenses from related parties

		Three Months Ended March 31,
(in thousands)	Related Party	2019	2018
Cost of materials and other
Coke Supply Agreement	CRRM (1)	$1,321	$359
Hydrogen Purchase and Sale Agreement	CRRM (1)	1,541	1,310

Direct operating expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$940	$616
Limited Partnership Agreement	CVR GP	174	663

Selling, general and administrative expenses
Services Agreement	CVR Energy	$4,038	$2,863
Limited Partnership Agreement	CVR GP	915	1,330

(1)	Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy

Amounts due to related parties

(in thousands)	Related Party	March 31, 2019	December 31, 2018
Accounts payable
Feedstock and Shared Services Agreement	CRRM (1)	$1,102	$1,280
Hydrogen Purchase and Sale Agreement and other	CRRM (1)	1,335	324
Limited Partnership Agreement	CVR GP	1,260	1,372

Accrued expenses and other current liabilities
Limited Partnership Agreement	CVR GP	$940	$1,179
Services Agreement	CVR Energy	2,818	2,352

March 31, 2019 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “2018 Form 10-K”). Results of operations and cash flows for the three months ended March 31, 2019 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward looking statements”.

Partnership Overview
CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy, its consolidated subsidiaries which include its petroleum refining, marketing and logistics operations. Our principal products are ammonia and UAN. All of our products are sold on a wholesale basis. We produce nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas and East Dubuque, Illinois.
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

March 31, 2019 | 17

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

Financial Discipline - We strive to be efficient as possible by maintaining low operating costs and disciplined deployment of capital.

Achievements

During 2019, we successfully executed certain achievements in support of our strategic objectives shown above through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Maintained high asset reliability during first quarter 2019.	✓	✓		✓
Generated positive cash available for distribution despite the delay in the spring planting season due to wet weather.		✓	✓	✓
Declared a first quarter 2019 cash distribution of 7 cents per unit.				✓

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

2019 Market Conditions

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

March 31, 2019 | 18

lower end of the global cost curve will continue to provide a solid foundation for nitrogen fertilizer producers in the U.S over the longer term.

The table below shows relevant market indicators for the nitrogen fertilizer segment for the three months ended March 31, 2019, 2018 and 2017:

(1)	Information used in the charts was obtained from various third-party sources, including MartketView and the U.S. Energy Information Administration.

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

The following are non-GAAP measures presented for the period ended March 31, 2019:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted to exclude turnaround expense which management believes are material to an investor’s understanding of the Partnership’s underlying operating results.

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

March 31, 2019 | 19

Results of Operations

The following sections should be read in conjunction with the information outlined in Part I, Item 2 and the financial statements and related notes thereto in Part I, Item 1 of this Report.
Key Operating Data
Utilization - The following charts summarize our ammonia utilization rates on a consolidated basis and at each of our facilities. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons produced divided by capacity adjusted by planned turnarounds.

We present our utilization on a two-year rolling average to take into account the impact of our planned and unplanned outages on any specific period. The two-year rolling average is a more useful presentation of the long-term utilization performance of our plants.

We present utilization solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of plant configurations for upgrade of ammonia into other nitrogen products. With our efforts being primarily focused on ammonia upgrade capabilities, this measure provides a meaningful view of how well we operate.

March 31, 2019 | 20

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

	Three Months Ended March 31,
(in thousands of tons)	2019	2018
Ammonia (gross produced)	179	199
Ammonia (net available for sale)	41	59
UAN	335	339

	Three Months Ended March 31,
	2019	2018
Petroleum coke used in production (thousand tons)	132	118
Petroleum coke (dollars per ton)	$38	$18
Natural gas used in production (thousands of MMBtu) (1)	1,440	1,850
Natural gas used in production (dollars per MMBtu) (1)	$3.83	$3.24
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,008	1,258
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.87	$3.48

(1)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expense (exclusive of depreciation and amortization).

March 31, 2019 | 21

Financial Highlights (2019 1st Quarter Versus 2018 1st Quarter)

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net Sales. Net sales increased by $12.0 million to $91.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily due to favorable pricing conditions which contributed $22 million in higher revenues. These price increases were offset by $10.0 million due to volume reductions in 2019 as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

(in thousands)	Price Variance	Volume Variance
UAN	$20,760	$(9,975)
Ammonia	$1,600	$106

The increase in UAN and ammonia sales pricing for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to a shift in demand from fourth quarter 2018 to first quarter 2019. Due to heavy rain in the fall season, customers purchased lower quantities of ammonia for application in the fourth quarter of 2018. As a result, customer demand for ammonia increased in the first quarter of 2019 as they attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with freezing temperatures and flooding throughout the Eastern Cornbelt and Southern Plains shifted the demand for UAN, and sales volumes decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

March 31, 2019 | 22

Cost of Materials and Other (exclusive of depreciation and amortization). Cost of materials and other (exclusive of depreciation and amortization) for the three months ended March 31, 2019 was $23.7 million, compared to the three months ended March 31, 2018 of $22.5 million. The $1.2 million increase was comprised of $2.2 million increase in pet coke costs at our Coffeyville plant, offset by a $1.0 million decrease in distribution costs to off-site inventory locations.

Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2019 were $34.8 million as compared to the three months ended March 31, 2018 of $38.7 million. The $3.9 million decrease was primarily due to a build of UAN and ammonia inventories in the first quarter of 2019 compared to the first quarter in 2018.

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2019	2018
Net loss	$(6,079)	$(19,051)
Add:
Interest expense, net	15,650	15,711
Income tax benefit	(112)	(37)
Depreciation and amortization	16,584	16,426
EBITDA and Adjusted EBITDA	$26,043	$13,049

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$51,924	$14,486

Less:
Interest expense, net	15,650	15,711
Income tax benefit	(112)	(37)
Change in working capital	(39,098)	(15,946)
Other non-cash adjustments	(2,321)	(1,165)
EBITDA	$26,043	$13,049

Reconciliation of Adjusted EBITDA to Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2019	2018
Adjusted EBITDA	$26,043	$13,049
Less:
Debt Service	(14,827)	(14,920)
Maintenance capital expenditures	(3,367)	(2,268)
Available Cash for distribution (1)	$7,849	$(4,139)

Common units outstanding	113,283	113,283

(1) Amount represents the cumulative Available Cash based on full year results. However, Available Cash for distribution is calculated quarterly for distribution in the following period.

March 31, 2019 | 23

Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations and paying distributions to our unitholders, as further discussed below.
We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the ABL Credit Facility (defined below), will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months, and that we have sufficient cash resources to fund our operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control.
Depending on the needs of our business, contractual limitations and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

There have been no material changes in liquidity for the three months ended March 31, 2019. The Partnership was in compliance with all covenants under its debt instruments as of March 31, 2019.

Cash and Other Liquidity

As of March 31, 2019, we had cash and cash equivalents of $96.6 million, including $63.4 million from customer advances. Combined with $50 million available under our ABL Credit Facility less $25.0 million in cash included in our borrowing base, we had total liquidity of $121.6 million as of March 31, 2019.

Capital Structure

Debt, including current maturities	March 31,	December 31,
(in thousands)	2019	2018
9.25% Senior Notes due 2023	$645,000	$645,000
6.50% Senior Notes due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(17,428)	(18,251)
Total debt	$629,812	$628,989

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed. Our total capital expenditures for the three months ended March 31, 2019 and our estimated expenditures for 2019 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2019	2019
Maintenance capital	$3,500	$18,000 - 20,000
Growth capital	—	2,000 - 5,000
Total capital expenditures	$3,500	$20,000 - 25,000

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

March 31, 2019 | 24

Distributions to Unitholders
The current policy of the board of directors of the Partnership’s general partner is to distribute all Available Cash the Partnership generated on a quarterly basis. Available Cash for each quarter will be determined by the board of directors of the Partnership’s general partner following the end of such quarter. Available Cash for each quarter is calculated as Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) maintenance capital expenditures, (iii) turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any. Available Cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner.

For the fourth quarter of 2018, the Partnership declared a distribution of $0.12 per common unit, or $13.6 million, which was paid on March 11, 2019.

For the first quarter of 2019, the Partnership, upon approval by CVR GP’s board of directors on April 24, 2019 declared a distribution of $0.07 per common unit, or $8 million, payable on May 13, 2019 to unitholders of record as of May 6, 2019. Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Net cash flow provided by (used in):
Operating activities	$51,924	$14,486	$37,438
Investing activities	(3,500)	(2,548)	(952)
Financing activities	(13,594)	—	(13,594)
Net increase in cash and cash equivalents	$34,830	$11,938	$22,892

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to improved operating results and increased customer advances received and reflected as deferred revenue in the first quarter of 2019 compared to 2018.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, was due to increased capital expenditures in 2019.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was the result of the fourth quarter 2018 cash distributions paid in March 2019.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of March 31, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in

March 31, 2019 | 25

Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no material change in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2018 Form 10-K.

Item 5. Other Information

None.

March 31, 2019 | 26

Item 6. Exhibits

Exhibit	Exhibit Description

10.2*+	CVR Partners, LP 2019 Performance-Based Bonus Plan, approved March 19, 2019
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and the Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Cash Flows (unaudited) and (4) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2019 | 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

April 25, 2019	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 25, 2019	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2019 | 28