Form 10-Q
period 2019-06-30
CVR PARTNERS, LP
filed 2019-07-25
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(281) 207-3200
(Registrant’s telephone number, including area code)
_____________________________________________________________
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	UAN	The New York Stock Exchange

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

There were 113,282,973 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 23, 2019.

CVR PARTNERS - Quarterly Report on Form 10-Q
June 30, 2019

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	4	Item 1.	Legal Proceedings	31
	Condensed Consolidated Balance Sheets - June 30, 2019 and December 31, 2018 (unaudited)	4	Item 1A.	Risk Factors	31
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	5	Item 5.	Other Information	31
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2019 and 2018 (unaudited)	6	Item 6.	Exhibits	31
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2019 and 2018 (unaudited)	7	Signatures		32
	Notes to the Condensed Consolidated Financial Statements - June 30, 2019 (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2019 | 2

Important Information Regarding Forward-Looking Statements

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

June 30, 2019 | 3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$69,266	$61,776
Accounts receivable	22,980	61,662
Inventories	55,810	63,554
Prepaid expenses and other current assets	5,910	6,989
Total current assets	153,966	193,981
Property, plant, and equipment, net of accumulated depreciation	979,443	1,015,240
Goodwill	40,969	40,969
Other long-term assets	16,027	4,198
Total assets	$1,190,405	$1,254,388
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$21,340	$26,789
Accounts payable to affiliates	2,434	2,976
Deferred revenue	9,485	68,804
Other current liabilities	22,952	24,066
Total current liabilities	56,211	122,635
Long-term debt	630,655	628,989
Other long-term liabilities	12,347	2,938
Total long-term liabilities	643,002	631,927
Commitments and contingencies (see Note 11)
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at June 30, 2019 and December 31, 2018	491,191	499,825
General partner interest	1	1
Total partners’ capital	491,192	499,826
Total liabilities and partners’ capital	$1,190,405	$1,254,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 4

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except unit data)	2019	2018	2019	2018
Net sales	$137,660	$93,197	$229,533	$173,056
Operating costs and expenses:
Cost of materials and other	26,000	19,139	49,730	41,608
Direct operating expenses (exclusive of depreciation and amortization)	45,630	47,465	80,450	86,134
Depreciation and amortization	25,030	20,405	41,614	36,831
Cost of sales	96,660	87,009	171,794	164,573
Selling, general and administrative expenses	6,465	6,900	13,311	12,562
(Gain) loss on asset disposals	(9)	78	445	132
Operating income (loss)	34,544	(790)	43,983	(4,211)
Other (expense) income:
Interest expense, net	(15,599)	(15,677)	(31,249)	(31,388)
Other income, net	35	27	55	71
Net income (loss) before income taxes	18,980	(16,440)	12,789	(35,528)
Income tax expense (benefit)	12	19	(100)	(18)
Net income (loss)	$18,968	$(16,459)	$12,889	$(35,510)

Basic and diluted earnings (loss) per unit data	$0.17	$(0.15)	$0.11	$(0.31)
Distributions declared per unit	$0.07	$—	$0.19	$—

Weighted-average common units outstanding:
Basic and Diluted	113,283	113,283	113,283	113,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2018	113,282,973	$499,825	$1	$499,826
Cash distributions to common unitholders - Affiliates	—	(4,670)	—	(4,670)
Cash distributions to common unitholders - Non-affiliates	—	(8,924)	—	(8,924)
Net loss	—	(6,079)	—	(6,079)
Balance at March 31, 2019	113,282,973	$480,152	$1	$480,153
Cash distributions to common unitholders - Affiliates	—	(2,724)	—	(2,724)
Cash distributions to common unitholders - Non-affiliates	—	(5,205)	—	(5,205)
Net income	—	18,968	—	18,968
Balance at June 30, 2019	113,282,973	$491,191	$1	$491,192

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2017	113,282,973	$549,852	$1	$549,853
Net loss	—	(19,051)	—	(19,051)
Balance at March 31, 2018	113,282,973	$530,801	$1	$530,802
Net loss	—	(16,459)	—	(16,459)
Balance at June 30, 2018	113,282,973	$514,342	$1	$514,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$12,889	$(35,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,614	36,831
Share-based compensation	2,218	1,500
Other adjustments	2,108	1,751
Change in assets and liabilities:
Current assets and liabilities	(24,822)	(17,421)
Non-current assets and liabilities	674	379
Net cash provided by (used in) operating activities	34,681	(12,470)
Cash flows from investing activities:
Capital expenditures	(5,757)	(8,623)
Proceeds from sale of assets	89	172
Net cash used in investing activities	(5,668)	(8,451)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(7,394)	—
Cash distributions to common unitholders - Non-affiliates	(14,129)	—
Net cash used in financing activities	(21,523)	—
Net increase (decrease) in cash and cash equivalents	7,490	(20,921)
Cash and cash equivalents, beginning of period	61,776	49,173
Cash and cash equivalents, end of period	$69,266	$28,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2019 | 7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

As of June 30, 2019, public security holders held approximately 66% of the Partnership’s outstanding limited partner interests and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership’s outstanding limited partner interests and 100% of the general partner interest held by CVR GP, LLC (“CVR GP” or the “general partner”). As of June 30, 2019, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the shares of CVR Energy.

Management and Operations

The Partnership, including CVR GP, is party to a number of agreements with CVR Energy and its subsidiaries to manage certain business relationships between the Partnership and the other parties thereto. The various rights and responsibilities of the Partnership, and its partners, are set forth in the Partnership’s limited partnership agreement. CVR GP manages and operates the Partnership via a combination of the general partner’s senior management team and CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. See Note 13 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors on an annual or continuing basis.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying condensed consolidated financial statements reflect all adjustments that are necessary to fairly present the financial position of the Partnership as of June 30, 2019 and December 31, 2018, the results of operations of the Partnership for the three and six months ended June 30, 2019 and 2018, the changes in partners’ capital for the three and six months ended June 30, 2019 and 2018, and the cash flows of the Partnership for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

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

(3) Recent Accounting Pronouncements

Recent Accounting Pronouncement - Adoption of New Lease Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), creating a new topic, FASB ASC Topic 842, “Leases” (“Topic 842”), which supersedes lease requirements in FASB ASC Topic 840, “Leases.” The new standard revises accounting for operating leases by a lessee, among other changes, and requires a lessee to recognize a liability related to future lease payments and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term on the balance sheet. The ROU asset is classified as

June 30, 2019 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other long-term assets on the condensed consolidated balance sheet. The current and long-term lease liabilities are classified as Other current liabilities and Other long-term liabilities, respectively, on the condensed consolidated balance sheet.

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

The adoption of Topic 842 on January 1, 2019 incrementally impacted the Partnership’s condensed consolidated balance sheet as of that date. The following presents the financial statement line items impacted by the Partnership’s Topic 842 adoption as of January 1, 2019.

Effect of Topic 842 Adoption on the Condensed Consolidated Balance Sheet as of January 1, 2019

(in thousands)	December 31, 2018 As Stated	Effect of Adoption of Topic 842 - Leases (Unaudited)		January 1, 2019 As Adjusted
Current assets:
Prepaid expenses and other current assets	$6,989	$(2,650)	(1)	$4,339
Total currents assets	193,981	(2,650)		191,331
Other long-term assets	4,198	16,923	(2)	21,121
Total assets	$1,254,388	$14,273		$1,268,661
Current liabilities:
Other current liabilities	$24,066	$3,462	(3)	$27,528
Total current liabilities	122,635	3,462		126,097
Long-term liabilities:
Other long-term liabilities	2,938	10,811	(3)	13,749
Total long-term liabilities	631,927	10,811		642,738
Equity:
Total liabilities and partners’ capital	$1,254,388	$14,273		$1,268,661

(1)	Represents lease prepayments reclassified to ROU assets.

(2)	Represents recognition of initial ROU assets for operating leases, including the reclassification of certain lease prepayments as noted above.

(3)	Represents the initial recognition of lease liabilities.

New Accounting Standards Issued But Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. This ASU is effective for the Partnership beginning January 1, 2020, with early adoption permitted. The Partnership is evaluating the effect of adopting this ASU, but does not currently expect adoption will have a material impact on the Partnership’s disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a

June 30, 2019 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This standard is effective for the Partnership beginning January 1, 2020 with early adoption permitted. The amendments in this standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Partnership is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements, but does not currently expect adoption will have a material impact on the Partnership’s consolidated financial position or results of operations.

(4) Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Finished goods	$17,998	$25,136
Raw materials	374	439
Parts, supplies and other	37,438	37,979
Total inventories	$55,810	$63,554

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Machinery and equipment	$1,371,339	$1,362,965
Buildings and improvements	17,116	17,116
Automotive equipment	16,773	16,773
Land and improvements	13,751	13,250
Construction in progress	10,358	15,126
Other	1,655	2,753
	1,430,992	1,427,983
Less: Accumulated depreciation	451,549	412,743
Total property, plant and equipment, net	$979,443	$1,015,240

(6) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

June 30, 2019 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Lease Liabilities. As of January 1, 2019, upon initial recognition, our lease liabilities for operating and finance leases were comprised of the following:

(in thousands)	January 1, 2019 (initial recognition)
Current liabilities:
Operating leases	$3,462
Long-term liabilities:
Operating leases	10,811
Total lease liabilities	$14,273

Balance Sheet Summary for the Period Ended June 30, 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at June 30, 2019:

(in thousands)	June 30, 2019
Operating Leases:
ROU asset, net
Railcars	$12,399
Real estate and other	2,451
Lease liability
Railcars	$12,552
Real estate and other	12

Financing Leases:
ROU asset, net
Real estate and other	$251
Lease liability
Real estate and other	$292

June 30, 2019 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Expense Summary for the Three and Six months ended June 30, 2019

We recognize lease expense for these leases on a straight-line basis over the lease term. For the three and six months ended June 30, 2019, we recognized net lease expense comprised of the following components:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$1,023	$2,046
Financing lease expense:
Amortization of ROU asset	167	272
Interest expense on lease liability	$9	$15

Short-term lease expense, recognized within direct operating expenses, was $0.1 million for both the three and six months ended June 30, 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities:

	June 30, 2019	January 1, 2019 (initial recognition)
Weighted-average remaining lease term (years)
Operating Leases	3.9	4.3
Finance Leases	2.5	0.5
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	4.9%	8.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at June 30, 2019:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2019	$2,046	$91
2020	3,602	107
2021	3,430	107
2022	2,990	—
2023	1,133	—
Thereafter	648	—
Total lease payments	13,849	305
Less: imputed interest	(1,285)	(13)
Total lease liability	$12,564	$292

June 30, 2019 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Other Current Liabilities

Other current liabilities are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Personnel accruals	$5,783	$7,993
Sales incentives	3,857	1,727
Share-based compensation	3,743	2,667
Operating lease liabilities	3,337	—
Accrued interest	2,519	2,516
Prepaid revenue contracts	643	5,863
Other accrued expenses and liabilities	3,070	3,300
Total other current liabilities	$22,952	$24,066

Other current liabilities include amounts accrued by the Partnership to CVR Energy and affiliates of $3.4 million and $3.5 million at June 30, 2019 and December 31, 2018, respectively. Refer to Note 13 (“Related Party Transactions”) for additional discussion.

(8) Long-Term Debt

Long-term debt and finance lease obligations consists of the following:

(in thousands)	June 30, 2019	December 31, 2018
9.25% Senior Secured Notes, due 2023 (1)	$645,000	$645,000
6.50% Notes, due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(16,585)	(18,251)
Total long-term debt	$630,655	$628,989

(1)	The estimated fair value of total long-term debt outstanding was approximately $674.5 million and $670.8 million as of June 30, 2019 and December 31, 2018, respectively.

Credit Facility

(in thousands)	Total Capacity	Amount Borrowed as of June 30, 2019	Outstanding Letters of Credit	Available Capacity as of June 30, 2019	Maturity Date
Asset Based (“AB”) Credit Facility (2)	$48,342	$—	$—	$48,342	September 30, 2021

(2)
At the option of the borrowers, loans under the AB Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Covenant Compliance

The Partnership is in compliance with all covenants of the AB Credit Facility and the 9.25% Senior Secured Notes and 6.50% Notes as of June 30, 2019.

June 30, 2019 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9) Revenue

The following table presents the Partnership’s revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Ammonia	$49,954	$28,373	$63,306	$39,970
UAN	73,542	51,394	137,606	104,157
Urea products	5,006	4,936	9,677	9,847
Fertilizer sales, exclusive of freight and other	128,502	84,703	210,589	153,974
Freight revenue	7,139	6,364	15,157	15,103
Other revenue	2,019	2,130	3,787	3,979
Total net sales	$137,660	$93,197	$229,533	$173,056

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

Transaction price allocated to remaining performance obligations

As of June 30, 2019, the Partnership had approximately $8.3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately 29% of these performance obligations as revenue by the end of 2019, an additional 36% by 2020 and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

Contract balances

The Partnership’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is

June 30, 2019 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. At June 30, 2019, $7.4 million of the deferred revenue balance pertained to prepaid contracts where the associated receivable was recognized as it had not yet been collected by the Partnership.

A summary of the deferred revenue activity during the six months ended June 30, 2019 is presented below:

(in thousands)
Balance at December 31, 2018	$68,804
Add:
New prepay contracts entered into during the period	16,610
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	67,460
Revenue recognized related to contracts entered into during the period	8,055
Other changes	414
Balance at June 30, 2019	$9,485

(10) Share-Based Compensation

A summary of compensation expense during the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Phantom Units	$755	$548	$1,545	$954
Other Awards (1)	355	672	673	546
Total share-based compensation expense	$1,110	$1,220	$2,218	$1,500

(1)
Other awards include the allocation of compensation expense for certain employees of CVR Energy who perform services for the Partnership under the services agreement with CVR Energy and participate in equity compensation plans of CVR Partners’ affiliates.

(11) Commitments and Contingencies

Except as described below, there have been no material changes in the Partnership’s commitments and contingencies disclosed in the 2018 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact on its consolidated financial statements.

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

June 30, 2019 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Supplemental disclosures:
Cash paid for interest	$30,016	$30,111
Cash paid for amounts included in the measurement of lease liabilities*:
Financing cash flows from finance leases	272
Non-cash investing activities:
Capital expenditures included in accounts payable	967	3,713

(*)The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore only 2019 disclosures are applicable to be included within the table above.

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and six month periods ended June 30, 2019 and 2018 is summarized below.

Sales to related parties

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Related Party	2019	2018	2019	2018
Net Sales
Feedstock and Shared Services Agreement	CRRM (1)	$—	$237	$2	$292

Expenses from related parties

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Related Party	2019	2018	2019	2018
Cost of materials and other
Coke Supply Agreement	CRRM (1)	$1,229	$716	$2,550	$1,075
Hydrogen Purchase and Sale Agreement	CRRM (1)	1,194	774	2,735	2,084

Direct operating expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$849	$769	$1,789	$1,384
Limited Partnership Agreement	CVR GP	203	174	377	330

Selling, general and administrative expenses
Services Agreement	CVR Energy	$3,772	$3,895	$7,810	$6,758
Limited Partnership Agreement	CVR GP	625	787	1,540	1,294

June 30, 2019 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amounts due to related parties

(in thousands)	Related Party	June 30, 2019	December 31, 2018
Accounts payable to affiliates
Feedstock and Shared Services Agreement	CRRM (1)	$703	$1,106
Hydrogen Purchase and Sale Agreement and other	CRRM (1)	333	324
Coke Supply Agreement	CRRM (1)	237	138
Services Agreement	CVR GP	1,150	1,372

Other current liabilities
Limited Partnership Agreement	CVR GP	$1,246	$1,179
Services Agreement	CVR Energy	2,118	2,352

Other long-term liabilities
Limited Partnership Agreement	CVR Energy	$406	$503

(1)	Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy

Distributions to CVR Partners’ Unitholders

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of June 30, 2019.

			Dividends Paid (in thousands)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8,924	$4,670	$13,594
2019 - 1st Quarter	May 13, 2019	0.07	5,205	2,724	7,929
Total		$0.19	$14,129	$7,394	$21,523

For the second quarter of 2019, the Partnership, upon approval by the Board of Directors of CVR Partners’ general partner on July 24, 2019, declared a distribution of $0.14 per common unit, or $15.9 million, which is payable August 12, 2019 to unitholders of record as of August 5, 2019. Of this amount, CVR Energy will receive approximately $5.4 million, with the remaining amount payable to public unitholders.

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the board of directors of CVR Partners’ general partner.

June 30, 2019 | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “2018 Form 10-K”). Results of operations for the three and six months ended June 30, 2019 and cash flows for the six months ended June 30, 2019 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward Looking Statements”.

Partnership Overview
CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, which are located in Coffeyville, Kansas and East Dubuque, Illinois. Our principal products are ammonia and UAN. All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum refining, marketing and logistics operations.
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

June 30, 2019 | 18

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

Financial Discipline - We strive to be efficient as possible by maintaining low operating costs and disciplined deployment of capital.

Achievements

We successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Maintained high asset reliability and utilization at both facilities through the second quarter of 2019	✓	✓		✓
Generated positive cash available for distribution despite the delay in the spring planting season due to wet weather		✓	✓	✓
Declared cash distributions of 33 cents per unit in 2019				✓
Achieved monthly record sales deliveries at the East Dubuque nitrogen fertilizer facility for April 2019			✓

Industry Factors and Market Conditions
Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses.

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

Nitrogen fertilizer prices are also affected by local factors, including local market conditions, weather patterns, and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, new facility development, political and economic developments, and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

June 30, 2019 | 19

2019 Market Conditions

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle, the longer-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve will continue to provide a solid foundation for nitrogen fertilizer producers in the U.S over the longer term.

The table below shows relevant market indicators by month through June 30, 2019:

(1)
Information used in the charts was obtained from various third-party sources, including Pace Petroleum Coke Quarterly, Green Markets (a Bloomberg Company) and the U.S. Energy Information Administration.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the performance and liquidity measures defined below.

The following are non-GAAP measures presented for the period ended June 30, 2019:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted to exclude turnaround expense which management believes is material to an investor’s understanding of the Partnership’s underlying operating results.

June 30, 2019 | 20

Reconciliation of Net Cash Provided By (Used in) Operating Activities to EBITDA - Net cash provided by (used in) operating activities reduced by (i) interest expense, net, (ii) income tax expense (benefit), (iii) change in working capital, and (iv) other non-cash adjustments.

Available Cash for Distribution - Adjusted EBITDA reduced for cash reserves established by the board of directors of our general partner for (i) debt service, (ii) maintenance capital expenditures, (iii) turnaround expenses and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, in its sole discretion. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner.

Results of Operations

The following sections should be read in conjunction with the information outlined in Part I, Item 2 and the financial statements and related notes thereto in Part I, Item 1 of this Report.
Key Operating Data
Utilization - The following charts summarize our ammonia utilization rates on a consolidated basis and at each of our facilities. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons produced divided by capacity adjusted for planned turnarounds.

We present our utilization on a two-year rolling average to take into account the impact of our planned and unplanned outages on any specific period. We believe the two-year rolling average is a more useful presentation of the long-term utilization performance of our plants.

We present utilization solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of plant configurations for upgrade of ammonia into other nitrogen products. With our efforts being primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.
Consolidated Ammonia Utilization - The consolidated ammonia utilization decreased 2% to 92% for the two years ended June 30, 2019 compared to the two years ended June 30, 2018. This decrease was primarily a result of ammonia storage capacity constraints at the East Dubuque facility in the first quarter of 2019 due to inclement weather impacting customers’ ability to apply ammonia.

June 30, 2019 | 21

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

Operating Highlights (three months ended June 30, 2019 versus June 30, 2018)

June 30, 2019 | 22

Operating Highlights (six months ended June 30, 2019 versus June 30, 2018)

June 30, 2019 | 23

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2019	2018	2019	2018
Ammonia (gross produced)	211	174	390	373
Ammonia (net available for sale)	71	65	112	124
UAN	316	241	651	580

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Petroleum coke used in production (thousand tons)	134	90	266	208
Petroleum coke (dollars per ton)	$34.60	$25.33	$36.14	$21.34
Natural gas used in production (thousands of MMBtu) (1)	2,070	1,964	3,510	3,814
Natural gas used in production (dollars per MMBtu) (1)	$2.61	$2.78	$3.11	$3.00
Natural gas in cost of materials and other (thousands of MMBtu) (1)	3,185	2,571	4,193	3,829
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.32	$2.84	$3.45	$3.05

(1)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expense (exclusive of depreciation and amortization).

Financial Highlights (three months ended June 30, 2019 versus June 30, 2018)

June 30, 2019 | 24

Financial Highlights (six months ended June 30, 2019 versus June 30, 2018)

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net Sales. Net sales increased by $44.5 million to $137.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily due to favorable pricing and volume conditions which contributed $19.8 million and $24.7 million, respectively, in higher revenues as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

(in thousands)	Price Variance	Volume Variance
UAN	$8,152	$14,739
Ammonia	$11,695	$9,928

The increase in UAN and ammonia sales pricing for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily attributable to a shift in demand from the first quarter 2019 to second quarter 2019. Due to continuous inclement weather, customers delayed receipt of nitrogen products from first quarter 2019 to second quarter 2019. As a result, customer demand for ammonia increased in the second quarter of 2019 as customers attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with the freezing temperatures and flooding throughout the Midwest and Southern Plains shifted the demand for UAN, and sales volumes increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

June 30, 2019 | 25

Cost of materials and other. Cost of materials and other for the three months ended June 30, 2019 was $26.0 million compared to $19.1 million for the three months ended June 30, 2018. The $6.9 million increase was comprised of a $2.8 million increase in pet coke costs at our Coffeyville plant, a $0.8 million increase in freight costs associated with increased sales volumes, and a $3.2 million due to a draw in inventory due to increased demand.

Direct operating expenses (exclusive of depreciation and amortization). Direct operating expenses (exclusive of depreciation and amortization) for the three months ended June 30, 2019 were $45.6 million compared to $47.5 million for the three months ended June 30, 2018. The slight decrease was primarily due to Coffeyville turnaround costs of $6.3 million in the second quarter of 2018 offset by an inventory draw due to increased sales in the second quarter of 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net Sales. Net sales increased by $56.5 million to $229.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily due to favorable pricing and volume conditions which contributed $44.5 million and $12.4 million, respectively, in higher revenues as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

(in thousands)	Price Variance	Volume Variance
UAN	$31,103	$2,413
Ammonia	$13,381	$9,952

The increase in UAN and ammonia sales pricing for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily attributable to a shift in demand from the fourth quarter of 2018 to the second quarter of 2019. Due to the continuous inclement weather, customers delayed receipt of nitrogen products from the fourth quarter of 2018 to the second quarter of 2019. As a result, customer demand for ammonia increased in the second quarter of 2019 as customers attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with freezing temperatures and flooding throughout the Midwest and Southern Plains shifted the demand for ammonia, and sales volumes increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cost of materials and other. Cost of materials and other for the six months ended June 30, 2019 was $49.7 million, compared to $41.6 million for the six months ended June 30, 2018. The $8.1 million increase was comprised primarily of a $5.1 million increase in pet coke costs at our Coffeyville plant, coupled with a draw in ammonia inventories as a result of increased sales contributing $2.9 million.

Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses (exclusive of depreciation and amortization) for the six months ended June 30, 2019 were $80.5 million as compared to $86.1 million for the six months ended June 30, 2018. The $5.7 million decrease was primarily due to turnaround costs of $6.3 million at the Coffeyville facility in the second quarter of 2018.

June 30, 2019 | 26

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$18,968	$(16,459)	$12,889	$(35,510)
Add:
Interest expense, net	15,599	15,677	31,249	31,388
Income tax expense (benefit)	12	19	(100)	(18)
Depreciation and amortization	25,030	20,405	41,614	36,831
EBITDA	$59,609	$19,642	$85,652	$32,691
Add:
Turnaround expenses	151	6,337	151	6,404
Adjusted EBITDA	$59,760	$25,979	$85,803	$39,095

Reconciliation of Net Cash Provided By (Used In) Operating Activities to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net cash (used in) provided by operating activities	$(17,243)	$(26,956)	$34,681	$(12,470)

Add:
Interest expense, net	15,599	15,677	31,249	31,388
Income tax expense (benefit)	12	19	(100)	(18)
Change in assets and liabilities	63,246	32,988	24,148	17,042
Other non-cash adjustments	(2,005)	(2,086)	(4,326)	(3,251)
EBITDA	$59,609	$19,642	$85,652	$32,691

Reconciliation of Adjusted EBITDA to Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA	$59,760	$25,979	$85,803	$39,095
Less:
Debt Service	(14,865)	(14,870)	(29,692)	(29,790)
Maintenance capital expenditures	(1,447)	(4,098)	(4,814)	(6,366)
Turnaround expenses	(151)	(6,337)	(151)	(6,404)
Adjustments:
Reserve for East Dubuque turnaround	(7,000)	—	(7,000)	—
Reserve for maintenance capital expenditures	(16,000)	—	(16,000)	—
Cash reserves for future operating needs	(5,000)	(674)	(5,000)	(674)
Available Cash for distribution (1)	$15,297	$—	$23,146	$(4,139)

Common units outstanding	113,283	113,283	113,283	113,283

(1)
Amount represents the cumulative Available Cash based on quarter-to-date and year-to-date results, respectively. However, Available Cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period.

June 30, 2019 | 27

Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.
We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the AB Credit Facility, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months, and that we have sufficient cash resources to fund our operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control.
Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

There have been no material changes in liquidity for the three months ended June 30, 2019. The Partnership was in compliance with all covenants under its debt instruments as of June 30, 2019.

Cash and Other Liquidity

As of June 30, 2019, we had cash and cash equivalents of $69.3 million, including $2.1 million from customer advances. Combined with $48.3 million available under our AB Credit Facility less $25.0 million in cash included in our borrowing base, we had total liquidity of $92.6 million as of June 30, 2019.

Debt, including current maturities	June 30, 2019	December 31, 2018
(in thousands)
9.25% Senior Notes due 2023	$645,000	$645,000
6.50% Senior Notes due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(16,585)	(18,251)
Total debt	$630,655	$628,989

AB Credit Facility - The Partnership has an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures and for other general corporate purposes. The AB Credit Facility is a senior secured asset-based revolving credit facility with an aggregate principal amount of availability of up to $50 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. The AB Credit Facility matures in September 2021. CVR Partners was in compliance with all applicable covenants as of June 30, 2019.

2023 Notes - CVR Partners issued $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the “2023 Notes”) in 2016. The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries. On or after June 15, 2019, we may on any one or more occasions, redeem all or part of the 2023 Notes at the redemption prices set forth below expressed as a percentage of the principal amount of the 2023 Notes plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning June 15,	Percentage
2019	104.625%
2020	102.313%
2021 and thereafter	100.000%

Upon the occurrence of certain change of control events as defined in the 2023 Indenture (including the sale of all or substantially all of the properties or assets of the Nitrogen Fertilizer Segment and its subsidiaries taken as a whole), each holder

June 30, 2019 | 28

of the 2023 Notes will have the right to require that the Nitrogen Fertilizer Segment repurchase all or a portion of such holder’s 2023 Notes in cash at a purchase price equal to 101% of the aggregate principal amount thereof plus any accrued and unpaid interest to the date of repurchase.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed. Our total capital expenditures for the six months ended June 30, 2019 and our estimated expenditures for 2019 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2019	2019
Maintenance capital	$4,502	$ 18,000 - 20,000
Growth capital	303	2,000 - 5,000
Total capital expenditures	$4,805	$ 20,000 - 25,000

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

The next planned major turnaround is at the East Dubuque facility, which is expected to commence in the second half of 2019. This turnaround is expected to take 28 days and include $7 million in expenditures that will be expensed as incurred.
Distributions to Unitholders
The current policy of the board of directors of the Partnership’s general partner is to distribute all Available Cash the Partnership generated on a quarterly basis. Available Cash for each quarter will be determined by the board of directors of the Partnership’s general partner following the end of such quarter. Available Cash for each quarter is calculated as Adjusted EBITDA reduced for cash needed for (i) debt service, (ii) maintenance capital expenditures, (iii) turnaround expenses, and, to the extent applicable, (iv) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, in its sole discretion. Available Cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner.

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of June 30, 2019.

			Dividends Paid (in millions)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8.9	$4.7	$13.6
2019 - 1st Quarter	May 13, 2019	0.07	5.2	2.7	7.9
Total		$0.19	$14.1	$7.4	$21.5

For the second quarter of 2019, the Partnership, upon approval by the Board of Directors of CVR Partners’ general partner on July 24, 2019, declared a distribution of $0.14 per common unit, or $15.9 million, which is payable August 12, 2019 to unitholders of record as of August 5, 2019. Of this amount, CVR Energy will receive approximately $5.4 million, with the remaining amount payable to public unitholders.

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the board of directors of CVR Partners’ general partner.

June 30, 2019 | 29

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net cash flow provided by (used in):
Operating activities	$34,681	$(12,470)	$47,151
Investing activities	(5,668)	(8,451)	2,783
Financing activities	(21,523)	—	(21,523)
Net increase (decrease) in cash and cash equivalents	$7,490	$(20,921)	$28,411

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily due to net income of $12.9 million in 2019 compared to a net loss of $35.5 million in 2018.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily due to decreased capital expenditures during 2019 of $2.9 million.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was the result of two cash distributions paid during the six months ended June 30, 2019, compared to no distributions paid during 2018.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2019 as compared to the risks discussed in Part II, Item 7A of our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

June 30, 2019 | 30

Changes in Internal Control Over Financial Reporting

There has been no material change in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2018 Form 10-K.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and the Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2019 | 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

July 25, 2019	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 25, 2019	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2019 | 32