Form 10-Q
period 2019-09-30
CVR PARTNERS, LP
filed 2019-10-24
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 113,282,973 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 22, 2019.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2019

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	4	Item 1.	Legal Proceedings	31
	Condensed Consolidated Balance Sheets - September 30, 2019 and December 31, 2018 (unaudited)	4	Item 1A.	Risk Factors	31
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	5	Item 5.	Other Information	32
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	6	Item 6.	Exhibits	32
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2019 and 2018 (unaudited)	7	Signatures		33
	Notes to the Condensed Consolidated Financial Statements - September 30, 2019 (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2019 | 2

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

•
volatile margins in the nitrogen fertilizer industry and exposure to risks associated with the pricing and availability of feedstocks, pet coke, utilities, urea ammonium nitrate (“UAN”), ammonia, natural gas and other products;

•	the availability of adequate cash, credit and other sources of liquidity including volatility in the capital and credit markets and changes to our capital requirements;

•	changes in the expected value of, benefits derived from, and our ability to successfully implement, business strategies, transactions, turnarounds, maintenance and capital projects;

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

•
competition with CVR Energy, Inc. and its affiliates (“CVR Energy”), control of our general partner by CVR Energy and our reliance on CVR Energy’s senior management team including conflicts of interest they face operating each of CVR Partners and CVR Energy;

•	operating hazards and interruptions or production declines, including unscheduled maintenance or downtime and the availability and recoverability of adequate insurance coverage; and

•
the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission.

All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

September 30, 2019 | 3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$83,667	$61,776
Accounts receivable	14,909	61,662
Inventories	56,864	63,554
Prepaid expenses and other current assets	4,608	6,989
Total current assets	160,048	193,981
Property, plant, and equipment, net	964,502	1,015,240
Goodwill	40,969	40,969
Other long-term assets	14,803	4,198
Total assets	$1,180,322	$1,254,388
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$29,389	$26,789
Accounts payable to affiliates	2,131	2,976
Deferred revenue	16,448	68,804
Other current liabilities	36,687	24,066
Total current liabilities	84,655	122,635
Long-term debt	631,520	628,989
Other long-term liabilities	11,791	2,938
Total long-term liabilities	643,311	631,927
Commitments and contingencies (see Note 11)
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at September 30, 2019 and December 31, 2018	452,355	499,825
General partner interest	1	1
Total partners’ capital	452,356	499,826
Total liabilities and partners’ capital	$1,180,322	$1,254,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 4

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except unit data)	2019	2018	2019	2018
Net sales	$88,582	$79,909	$318,115	$252,965
Operating costs and expenses:
Cost of materials and other	21,617	19,590	71,347	61,198
Direct operating expenses (exclusive of depreciation and amortization)	47,554	35,334	128,004	121,468
Depreciation and amortization	18,418	16,035	60,032	52,866
Cost of sales	87,589	70,959	259,383	235,532
Selling, general and administrative expenses	6,326	6,393	19,637	18,955
Loss on asset disposals	2,184	28	2,629	160
Operating (loss) income	(7,517)	2,529	36,466	(1,682)
Other (expense) income:
Interest expense, net	(15,621)	(15,693)	(46,870)	(47,080)
Other income, net	174	30	229	100
Net loss before income taxes	(22,964)	(13,134)	(10,175)	(48,662)
Income tax expense (benefit)	12	12	(88)	(6)
Net loss	$(22,976)	$(13,146)	$(10,087)	$(48,656)

Basic and diluted loss per unit data	$(0.20)	$(0.12)	$(0.09)	$(0.43)
Distributions declared per unit	$0.14	$—	$0.33	$—

Weighted-average common units outstanding:
Basic and Diluted	113,283	113,283	113,283	113,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2018	113,282,973	$499,825	$1	$499,826
Cash distributions to common unitholders - Affiliates	—	(4,670)	—	(4,670)
Cash distributions to common unitholders - Non-affiliates	—	(8,924)	—	(8,924)
Net loss	—	(6,079)	—	(6,079)
Balance at March 31, 2019	113,282,973	$480,152	$1	$480,153
Cash distributions to common unitholders - Affiliates	—	(2,724)	—	(2,724)
Cash distributions to common unitholders - Non-affiliates	—	(5,205)	—	(5,205)
Net income	—	18,968	—	18,968
Balance at June 30, 2019	113,282,973	$491,191	$1	$491,192
Cash distributions to common unitholders - Affiliates	—	(5,449)	—	(5,449)
Cash distributions to common unitholders - Non-affiliates	—	(10,411)	—	(10,411)
Net loss	—	(22,976)	—	(22,976)
Balance at September 30, 2019	113,282,973	$452,355	$1	$452,356

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2017	113,282,973	$549,852	$1	$549,853
Net loss	—	(19,051)	—	(19,051)
Balance at March 31, 2018	113,282,973	$530,801	$1	$530,802
Net loss	—	(16,459)	—	(16,459)
Balance at June 30, 2018	113,282,973	$514,342	$1	$514,343
Net loss	—	(13,146)	—	(13,146)
Balance at September 30, 2018	113,282,973	$501,196	$1	$501,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(10,087)	$(48,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,032	52,866
Share-based compensation	2,970	2,695
Other adjustments	5,256	2,640
Change in assets and liabilities:
Current assets and liabilities	9,283	16,490
Non-current assets and liabilities	1,218	1,083
Net cash provided by operating activities	68,672	27,118
Cash flows from investing activities:
Capital expenditures	(9,487)	(15,022)
Proceeds from sale of assets	89	172
Net cash used in investing activities	(9,398)	(14,850)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(12,843)	—
Cash distributions to common unitholders - Non-affiliates	(24,540)	—
Net cash used in financing activities	(37,383)	—
Net increase in cash and cash equivalents	21,891	12,268
Cash and cash equivalents, beginning of period	61,776	49,173
Cash and cash equivalents, end of period	$83,667	$61,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2019 | 7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). The Coffeyville Facility sells and distributes products to destinations located principally on the Union Pacific railroad, the BNSF Railway railroad, or as direct shipments to customers, while the East Dubuque Facility primarily sells to customers located within 200 miles of the facility. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

As of September 30, 2019, public security holders held approximately 66% of the Partnership’s outstanding limited partner interests and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner interest is held by CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy. As of September 30, 2019, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Management and Operations

The Partnership, including CVR GP, is party to a number of agreements with CVR Energy and its subsidiaries to manage certain business relationships between the Partnership and the other parties thereto. The various rights and responsibilities of the Partnership, and its partners, are set forth in the Partnership’s limited partnership agreement and, as applicable, those agreements with CVR Energy. CVR GP manages and operates the Partnership via a combination of the general partner’s senior management team and CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP and the Partnership. See Note 13 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors on an annual or continuing basis.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and notes thereto included in CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Partnership for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

Certain reclassifications have been made within the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 to conform with current presentation.

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

September 30, 2019 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

We adopted Topic 842 as of January 1, 2019, electing the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. In connection with the adoption of Topic 842, we made the following elections:

•	Under the short-term lease exception provided for in Topic 842, only ROU assets and the related lease liabilities for leases with an initial term greater than one year were recognized;

•	The accounting treatment for existing land easements was carried forward;

•	Lease and non-lease components were not, and will not, be bifurcated for all of the Partnership’s asset groups; and

•
The portfolio approach was, and will continue to be, used in the selection of the discount rate used to calculate minimum lease payments and the related ROU asset and operating lease liability amounts.

The adoption of Topic 842 on January 1, 2019 incrementally impacted the Partnership’s condensed consolidated balance sheet as of that date. The following presents the financial statement line items impacted by the Partnership’s Topic 842 adoption.

Effect of Topic 842 Adoption on the Condensed Consolidated Balance Sheet as of January 1, 2019

(in thousands)	December 31, 2018 As Stated	Effect of Adoption of Topic 842 - Leases (Unaudited)		January 1, 2019 As Adjusted
Current assets:
Prepaid expenses and other current assets	$6,989	$(2,650)	(1)	$4,339
Total currents assets	193,981	(2,650)		191,331
Other long-term assets	4,198	16,923	(2)	21,121
Total assets	$1,254,388	$14,273		$1,268,661
Current liabilities:
Other current liabilities	$24,066	$3,462	(3)	$27,528
Total current liabilities	122,635	3,462		126,097
Long-term liabilities:
Other long-term liabilities	2,938	10,811	(3)	13,749
Total long-term liabilities	631,927	10,811		642,738
Equity:
Total liabilities and partners’ capital	$1,254,388	$14,273		$1,268,661

(1)	Represents lease prepayments reclassified to ROU assets.

(2)	Represents recognition of initial ROU assets for operating leases, including the reclassification of certain lease prepayments.

(3)	Represents the initial recognition of lease liabilities.

New Accounting Standards Issued But Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. This ASU is effective for the Partnership beginning January 1, 2020, with early adoption permitted. The Partnership is evaluating the effect of adopting this ASU, but does not currently expect adoption will have a material impact on the Partnership’s disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service

September 30, 2019 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

(4) Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Finished goods	$19,919	$25,136
Raw materials	362	439
Parts, supplies and other	36,583	37,979
Total inventories	$56,864	$63,554

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Machinery and equipment	$1,360,019	$1,362,965
Buildings and improvements	17,116	17,116
Automotive equipment	16,719	16,773
Land and improvements	13,751	13,250
Construction in progress	17,299	15,126
Other	1,654	2,753
	1,426,558	1,427,983
Less: Accumulated depreciation	462,056	412,743
Total property, plant and equipment, net	$964,502	$1,015,240

On October 22, 2019, the Audit Committee of CVR Energy and the Conflicts Committee of the Board of Directors of the general partner of CVR Partners each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Swap”). This Property Swap will enable each such subsidiary to create a more usable contiguous parcel of land near its own operating footprint. The Partnership will account for this transaction in accordance with the ASC 805-50 guidance on transferring assets between entities under common control.

(6) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

September 30, 2019 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effect of Initial Adoption of New Lease Standard - January 1, 2019

ROU Assets. Upon initial recognition, our ROU assets for operating and finance leases were comprised of the following:

(in thousands)	January 1, 2019 (initial recognition)
Railcar leases	$14,255
Real Estate and other leases	18
Total ROU assets	$14,273

Lease Liabilities. Upon initial recognition, our lease liabilities for operating and finance leases were comprised of the following:

(in thousands)	January 1, 2019 (initial recognition)
Current liabilities:
Operating leases	$3,462
Long-term liabilities:
Operating leases	10,811
Total lease liabilities	$14,273

Balance Sheet Summary for the Period Ended September 30, 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at September 30, 2019:

(in thousands)	September 30, 2019
Operating Leases:
ROU asset, net
Railcars	$11,454
Real estate and other	2,396
Lease liability
Railcars	$11,666

Financing Leases:
ROU asset, net
Real estate and other	$226
Lease liability
Real estate and other	$229

September 30, 2019 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Expense Summary for the Three and Nine months ended September 30, 2019

We recognize lease expense on a straight-line basis over the lease term. For the three and nine months ended September 30, 2019, we recognized lease expense comprised of the following components:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$1,023	$3,069
Financing lease expense:
Amortization of ROU asset	$25	$297
Interest expense on lease liability	2	17

Short-term lease expense, recognized within direct operating expenses, was $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities:

	September 30, 2019	January 1, 2019 (initial recognition)
Weighted-average remaining lease term (years)
Operating Leases	3.7	4.3
Finance Leases	2.5	0.5
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	3.9%	8.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at September 30, 2019:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2019	$1,023	$27
2020	3,602	107
2021	3,430	107
2022	2,990	—
2023	1,133	—
Thereafter	648	—
Total lease payments	12,826	241
Less: imputed interest	(1,160)	(12)
Total lease liability	$11,666	$229

September 30, 2019 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accrued interest	$17,470	$2,516
Personnel accruals	7,099	7,993
Share-based compensation	4,959	2,667
Operating lease liabilities	3,220	—
Sales incentives	613	1,727
Prepaid revenue contracts	459	5,863
Other accrued expenses and liabilities	2,867	3,300
Total other current liabilities	$36,687	$24,066

Other current liabilities include amounts accrued by the Partnership and owed to CVR Energy and its affiliates of $4.7 million and $3.5 million at September 30, 2019 and December 31, 2018, respectively. See Note 13 (“Related Party Transactions”) for additional discussion.

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2019	December 31, 2018
9.25% Senior Secured Notes, due 2023 (1)	$645,000	$645,000
6.50% Notes, due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(15,720)	(18,251)
Total long-term debt	$631,520	$628,989

(1)	The estimated fair value of long-term debt outstanding was approximately $672.4 million and $670.8 million as of September 30, 2019 and December 31, 2018, respectively.

Credit Facility

(in thousands)	Total Capacity	Amount Borrowed as of September 30, 2019	Outstanding Letters of Credit	Available Capacity as of September 30, 2019	Maturity Date
Asset Based (“AB”) Credit Facility (2)	$47,517	$—	$—	$47,517	September 30, 2021

(2)
At the option of the borrowers, loans under the AB Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Covenant Compliance

The Partnership is in compliance with all covenants of the AB Credit Facility, the 9.25% Senior Secured Notes, and the 6.50% Notes as of September 30, 2019.

September 30, 2019 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Ammonia	$11,110	$11,391	$74,416	$51,361
UAN	61,970	52,681	199,576	156,838
Urea products	4,575	4,987	14,251	14,834
Net sales, exclusive of freight and other	77,655	69,059	288,243	223,033
Freight revenue	8,752	8,805	23,909	23,908
Other revenue	2,175	2,045	5,963	6,024
Net sales	$88,582	$79,909	$318,115	$252,965

The Partnership sells its products, on a wholesale basis, under a contract or by purchase order. The Partnership’s contracts with customers generally contain fixed pricing and most have terms of less than one year. The Partnership recognizes revenue at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. The customer acceptance point is stated in the contract and may be at one of the Partnership’s manufacturing facilities, at one of the Partnership’s off-site loading facilities or at the customer’s designated facility. Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other. Qualifying taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

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

Transaction price allocated to remaining performance obligations

As of September 30, 2019, the Partnership had approximately $7.3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately 20% of these performance obligations as revenue by the end of 2019, an additional 40% in 2020, and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

Contract balances

The Partnership’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts

September 30, 2019 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. At September 30, 2019, $0.4 million of the deferred revenue balance pertained to prepaid contracts where the associated receivable was recognized as it had not yet been collected by the Partnership.

A summary of the deferred revenue activity for the nine months ended September 30, 2019 is presented below:

(in thousands)
Balance at December 31, 2018	$68,804
Add:
New prepay contracts entered into during the period (1)	24,121
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	67,823
Revenue recognized related to contracts entered into during the period	8,174
Other changes	480
Balance at September 30, 2019	$16,448

(1) Includes $23.7 million where payment associated with prepaid contracts was collected.

(10) Share-Based Compensation

A summary of compensation expense for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Phantom Units	$544	$710	$2,089	$1,663
Other Awards (1)	208	486	881	1,032
Total share-based compensation expense	$752	$1,196	$2,970	$2,695

(1)
Other awards include the allocation of compensation expense for certain employees of CVR Energy and certain of its subsidiaries who perform services for the Partnership under the services agreement with CVR Energy and the Limited Partnership Agreement, respectively, and participate in equity compensation plans of CVR Partners’ affiliates.

(11) Commitments and Contingencies

Except as noted below, there have been no material changes in the Partnership’s commitments and contingencies disclosed in the 2018 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact on its consolidated financial statements.

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

September 30, 2019 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Supplemental disclosures:
Cash paid for interest	$30,102	$30,244
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows from operating leases	3,069
Operating cash flows from finance leases	17
Financing cash flows from finance leases	297
Non-cash investing activities:
Change in capital expenditures included in accounts payable	2,087	734

(1)	The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore only 2019 disclosures are applicable to be included within the table above.

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2019 and 2018 is summarized below.

Sales to related parties

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Related Party	2019	2018	2019	2018
Net Sales
Feedstock and Shared Services Agreement	CRRM (1)	$113	$—	$115	$292

September 30, 2019 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Expenses from related parties

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Related Party	2019	2018	2019	2018
Cost of materials and other
Coke Supply Agreement	CRRM (1)	$705	$1,057	$3,255	$2,133
Hydrogen Purchase and Sale Agreement	CRRM (1)	984	1,072	3,719	3,157

Direct operating expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$797	$761	$2,586	$2,145
Limited Partnership Agreement	CVR GP	219	242	595	572

Selling, general and administrative expenses
Services Agreement	CVR Energy	$3,915	$3,595	$11,724	$10,353
Limited Partnership Agreement	CVR GP	651	626	2,191	1,920

Amounts due to related parties

(in thousands)	Related Party	September 30, 2019	December 31, 2018
Prepaid expenses and other current assets
Feedstock and Shared Services Agreement	CRRM (1)	$128	$—

Accounts payable to affiliates
Feedstock and Shared Services Agreement	CRRM (1)	$681	$1,106
Hydrogen Purchase and Sale Agreement and other	CRRM (1)	348	324
Coke Supply Agreement	CRRM (1)	132	138
Services Agreement	CVR GP	970	1,372

Other current liabilities
Limited Partnership Agreement	CVR GP	$1,697	$1,179
Services Agreement	CVR Energy	3,009	2,352

Other long-term liabilities
Limited Partnership Agreement	CVR Energy	$530	$503

(1)	Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy

September 30, 2019 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Distributions to CVR Partners’ Unitholders

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of September 30, 2019.

			Dividends Paid (in thousands)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8,924	$4,670	$13,594
2019 - 1st Quarter	May 13, 2019	0.07	5,205	2,724	7,929
2019 - 2nd Quarter	August 12, 2019	0.14	10,411	5,449	15,860
Total		$0.33	$24,540	$12,843	$37,383

For the third quarter of 2019, the Partnership, upon approval by the Board of Directors of CVR Partners’ general partner on October 22, 2019, declared a distribution of $0.07 per common unit, or $7.9 million, which is payable November 12, 2019 to unitholders of record as of November 4, 2019. Of this amount, CVR Energy will receive approximately $2.7 million, with the remaining amount payable to public unitholders.

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner.

September 30, 2019 | 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (the “2018 Form 10-K”). Results of operations for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward Looking Statements”.

Partnership Overview
CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, which are located in Coffeyville, Kansas and East Dubuque, Illinois. Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum refining, marketing, and logistics operations.
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

September 30, 2019 | 19

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

Financial Discipline - We strive to be efficient as possible by maintaining low operating costs and disciplined deployment of capital.

Achievements

During 2019, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Safely completed the East Dubuque turnaround	✓
Maintained high asset reliability and utilization at both facilities through the third quarter of 2019	✓	✓		✓
Achieved monthly record ammonia volumes at the East Dubuque nitrogen fertilizer facility for April 2019			✓
Generated positive cash available for distribution for three consecutive quarters in 2019		✓	✓	✓
Declared cash distributions of 40 cents per unit in 2019				✓

Industry Factors and Market Conditions
Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including petroleum coke and natural gas feedstock costs.

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

2019 Market Conditions

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle, the Partnership believes the longer-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should continue to provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

September 30, 2019 | 20

During 2019, weather impacted the business by causing delays in the planting conditions. Increased amounts of rain led to ineffective planting of corn and soybean crops, resulting in an anticipated lower yield per planted acre in 2019. Furthermore, the severe flooding in Kansas and Oklahoma curtailed UAN rail shipments in the second quarter. Despite these conditions, there was still strong demand for nitrogen due to the catchup from the poor fall application and late start to spring. The late planting season extended well into July and fertilizer consumption brought customer inventories to very low levels by the end of the season, creating strong demand for fertilizer in the third quarter.
The table below shows relevant market indicators by month through September 30, 2019:

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

The following are non-GAAP measures presented for the period ended September 30, 2019:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted to exclude turnaround expenses and other significant, nonrecurring items which management believes are material to an investor’s understanding of the Partnership’s underlying operating results.

Reconciliation of Net Cash Provided By Operating Activities to EBITDA - Net cash provided by operating activities reduced by (i) interest expense, net, (ii) income tax expense (benefit), (iii) change in working capital, and (iv) other non-cash adjustments.

September 30, 2019 | 21

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

Major Scheduled Turnaround Activities

On September 14, 2019, the East Dubuque facility began a major scheduled turnaround and the ammonia and UAN units were down for approximately 17 days during the quarter. This turnaround was completed in October. Overall, quarterly results were negatively impacted due to the lost production during the downtime that resulted in lost sales and certain reduced variable expenses included in Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization). Exclusive of the impacts due to the lost production during the turnaround downtime, costs of approximately $6.8 million and $7.0 million are included in Direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019, respectively.

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

September 30, 2019 | 22

Consolidated Ammonia Utilization - The consolidated ammonia utilization decreased 2% to 93% for the two years ended September 30, 2019 compared to the two years ended September 30, 2018. This decrease was primarily a result of ammonia storage capacity constraints at the East Dubuque facility in the first quarter of 2019 due to inclement weather impacting customers’ ability to apply ammonia.

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

Operating Highlights (three months ended September 30, 2019 versus September 30, 2018)

September 30, 2019 | 23

Operating Highlights (nine months ended September 30, 2019 versus September 30, 2018)

September 30, 2019 | 24

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced, that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2019	2018	2019	2018
Ammonia (gross produced)	196	212	586	584
Ammonia (net available for sale)	56	63	168	187
UAN	318	338	969	919

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Petroleum coke used in production (thousand tons)	137	117	404	325
Petroleum coke (dollars per ton)	$37.75	$25.65	$36.68	$22.89
Natural gas used in production (thousands of MMBtu) (1)	1,700	2,118	5,210	5,933
Natural gas used in production (dollars per MMBtu) (1)	$2.40	$3.03	$2.88	$3.01
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,294	1,439	5,487	5,268
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.46	$2.98	$3.22	$3.03

(1)	The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in direct operating expense (exclusive of depreciation and amortization).

Financial Highlights (three months ended September 30, 2019 versus September 30, 2018)

September 30, 2019 | 25

Financial Highlights (nine months ended September 30, 2019 versus September 30, 2018)

(1)	See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net Sales. Net sales increased by $8.7 million to $88.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily due to favorable pricing and volume conditions which contributed $5.5 million and $3.5 million, respectively, in higher revenues in the current period as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding freight, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

(in thousands)	Price Variance	Volume Variance
UAN	$4,188	$5,100
Ammonia	$1,321	$(1,602)

The increase in UAN and ammonia sales pricing for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to inclement weather throughout the region in the first quarter of 2019, delaying the crop cycle and also continuing nitrogen demand during the three months ended September 30, 2019. As a result of the aforementioned delay in the crop cycle, UAN sales volumes increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Cost of materials and other. Cost of materials and other for the three months ended September 30, 2019 was $21.6 million compared to $19.6 million for the three months ended September 30, 2018. The $2.0 million increase was comprised of a $2.1 million increase in pet coke costs at our Coffeyville facility, a $0.6 million increase in freight costs representing additional shipments made to our off-premise storage facilities, and a $1.5 million increase due to a draw in inventory resulting from increased demand. These amounts were partially offset by favorable natural gas pricing at our East Dubuque facility, contributing $2.3 million for the three months ended September 30, 2019.

September 30, 2019 | 26

Direct operating expenses (exclusive of depreciation and amortization). Direct operating expenses (exclusive of depreciation and amortization) for the three months ended September 30, 2019 were $47.6 million compared to $35.3 million for the three months ended September 30, 2018. The increase was primarily due to turnaround costs at the East Dubuque facility of $6.8 million coupled with an inventory draw contributing $3.8 million due to increased sales in the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net Sales. Net sales increased by $65.2 million to $318.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to favorable pricing and volume conditions which contributed $51.0 million and $14.7 million, respectively, in higher revenues in the current period as compared to 2018.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding freight, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

(in thousands)	Price Variance	Volume Variance
UAN	$35,499	$7,234
Ammonia	$15,546	$7,509

The increase in UAN and ammonia sales pricing for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to a shift in the timing of demand from the fourth quarter of 2018 to the second quarter of 2019, as customers delayed receipt of nitrogen products due to continued inclement weather. As a result, customer demand for ammonia increased in the second quarter of 2019 as customers attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with freezing temperatures and flooding throughout the Midwest and Southern Plains in the current period shifted the demand for ammonia, resulting in increased sales volumes for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Cost of materials and other. Cost of materials and other for the nine months ended September 30, 2019 was $71.3 million, compared to $61.2 million for the nine months ended September 30, 2018. The $10.1 million increase was comprised primarily of a $6.3 million increase in pet coke costs at our Coffeyville facility, coupled with a draw in ammonia inventories as a result of increased sales contributing $4.5 million.

Direct Operating Expenses (exclusive of depreciation and amortization). Direct operating expenses (exclusive of depreciation and amortization) for the nine months ended September 30, 2019 were $128.0 million as compared to $121.5 million for the nine months ended September 30, 2018. The $6.5 million increase was primarily due to spare part inventory write-offs totaling $1.3 million, increased personnel costs of $1.9 million, and an inventory draw contributing $3.3 million due to increased sales in the second quarter of 2019.

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(22,976)	$(13,146)	$(10,087)	$(48,656)
Add:
Interest expense, net	15,621	15,693	46,870	47,080
Income tax expense (benefit)	12	12	(88)	(6)
Depreciation and amortization	18,418	16,035	60,032	52,866
EBITDA	$11,075	$18,594	$96,727	$51,284
Add:
Turnaround expenses	6,805	—	6,956	6,405
Adjusted EBITDA	$17,880	$18,594	$103,683	$57,689

September 30, 2019 | 27

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net cash provided by operating activities	$33,991	$39,588	$68,672	$27,118
Add:
Interest expense, net	15,621	15,693	46,870	47,080
Income tax expense (benefit)	12	12	(88)	(6)
Change in assets and liabilities	(34,649)	(34,615)	(10,501)	(17,573)
Other non-cash adjustments	(3,900)	(2,084)	(8,226)	(5,335)
EBITDA	$11,075	$18,594	$96,727	$51,284

Reconciliation of Adjusted EBITDA to Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Adjusted EBITDA	$17,880	$18,594	$103,683	$57,689
Current reserves for amounts related to:
Debt service	(14,833)	(14,873)	(44,525)	(44,664)
Maintenance capital expenditures	(6,594)	(4,526)	(11,409)	(10,894)
Turnaround expenses	(6,805)	—	(6,956)	(6,405)
Other:
Future cash reserves	—	—	(28,000)	—
Release of previously established cash reserves	18,399	675	18,399	—
Available Cash for distribution (1) (2)	$8,047	$(130)	$31,192	$(4,274)

Common units outstanding	113,283	113,283	113,283	113,283

(1)
Amount represents the cumulative Available Cash based on quarter-to-date and year-to-date results, respectively. Available Cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period.

(2)	The Partnership declared and paid cash distributions totaling $0.21 per common unit related to the first two quarters of 2019 for a total of $23.8 million.

Liquidity and Capital Resources
Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.
We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the AB Credit Facility, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.
Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

September 30, 2019 | 28

There have been no material changes in liquidity for the three months ended September 30, 2019. The Partnership was in compliance with all covenants under its debt instruments as of September 30, 2019.

Cash and Other Liquidity

As of September 30, 2019, we had cash and cash equivalents of $83.7 million, including $16.0 million from customer advances. Combined with $47.5 million available under our AB Credit Facility less $25.0 million in cash included in our borrowing base, we had total liquidity of $106.2 million as of September 30, 2019.

Debt, including current maturities	September 30, 2019	December 31, 2018
(in thousands)
9.25% Senior Notes due 2023	$645,000	$645,000
6.50% Senior Notes due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(15,720)	(18,251)
Total debt	$631,520	$628,989

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

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed. Our total capital expenditures for the nine months ended September 30, 2019 and our estimated expenditures for 2019 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2019	2019
Maintenance capital	$10,763	$ 18,000 - 20,000
Growth capital	811	2,000 - 5,000
Total capital expenditures	$11,574	$ 20,000 - 25,000

September 30, 2019 | 29

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer plants. We may also accelerate or defer some capital expenditures from time to time. Capital spending is determined by the board of directors of the Partnership’s general partner.

On September 14, 2019, the East Dubuque facility began a major scheduled turnaround, which was completed in October. We have incurred $7.0 million in the nine months ended September 30, 2019 related to this turnaround and estimate total costs of approximately $9.3 million, with the remaining costs to be incurred in the fourth quarter of 2019.
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

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of September 30, 2019.

			Dividends Paid (in thousands)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8,924	$4,670	$13,594
2019 - 1st Quarter	May 13, 2019	0.07	5,205	2,724	7,929
2019 - 2nd Quarter	August 12, 2019	0.14	10,411	5,449	15,860
Total		$0.33	$24,540	$12,843	$37,383

For the third quarter of 2019, the Partnership, upon approval by the Board of Directors of CVR Partners’ general partner on October 22, 2019, declared a distribution of $0.07 per common unit, or $7.9 million, which is payable November 12, 2019 to unitholders of record as of November 4, 2019. Of this amount, CVR Energy will receive approximately $2.7 million, with the remaining amount payable to public unitholders.

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the board of directors of CVR Partners’ general partner.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Net cash flow provided by (used in):
Operating activities	$68,672	$27,118	$41,554
Investing activities	(9,398)	(14,850)	5,452
Financing activities	(37,383)	—	(37,383)
Net increase in cash and cash equivalents	$21,891	$12,268	$9,623

September 30, 2019 | 30

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to improved operating results leading to a net loss of $10.1 million in 2019 compared to a net loss of $48.7 million in 2018.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily due to decreased capital expenditures during 2019 of $5.5 million.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was the result of cash distributions totaling $37.4 million paid during the nine months ended September 30, 2019, compared to no distributions paid during 2018.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2019 as compared to the risks discussed in Part II, Item 7A of our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

September 30, 2019 | 31

Item 1A. Risk Factors

There have been no material changes to our risk factors as of and for the three and nine months ended September 30, 2019 as compared to the risks discussed in Part I, Item 1A of our 2018 Form 10-K.

Item 5. Other Information

On October 22, 2019, the Audit Committee of CVR Energy and the Conflicts Committee of the Board of Directors of the general partner of CVR Partners each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Swap”). This Property Swap will enable each such subsidiary to create a more usable contiguous parcel of land near its own operating footprint. The Partnership will account for this transaction in accordance with the ASC 805-50 guidance on transferring assets between entities under common control.

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2019 | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

October 24, 2019	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 24, 2019	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2019 | 33