Form 10-K
period 2019-12-31
CVR PARTNERS, LP
filed 2020-02-20
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(281) 207-3200
(Registrant’s telephone number, including area code)
_____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	UAN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 28, 2019, the aggregate market value of the voting common units held by non-affiliates of the registrant was approximately $303.5 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. As of February 18, 2020, there were 113,282,973 shares of the registrant’s common units outstanding.

CVR Partners
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	4	Item 10.	Directors, Executive Officers and Corporate Governance	71
Item 1A.	Risk Factors	10	Item 11.	Executive Compensation	79
Item 1B.	Unresolved Staff Comments	27	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	96
Item 2.	Properties	27	Item 13.	Certain Relationships and Related Transactions, and Director Independence	98
Item 3.	Legal Proceedings	27	Item 14.	Principal Accounting Fees and Services	99
Item 4.	Mine Safety Disclosures	27

PART II			PART IV
Item 5.	Market For Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	28	Item 15.	Exhibits, Financial Statement Schedules	100
Item 6.	Selected Financial Data	29	Item 16.	Form 10-K Summary	103
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	70

December 31, 2019 | 1

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2019 (this “Report”).
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

Petroleum coke (“pet coke”) — a coal-like substance that is produced during the oil refining process.

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

December 31, 2019 | 2

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

Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected or forward-looking. Forward-looking statements, as well as certain risks, contingencies, or uncertainties that may impact our forward-looking statements, include, but are not limited to, the following:
•our ability to make cash distributions on the common units;
•the volatile nature of our business and the variable nature of our distributions;
•the ability of our general partner to modify or revoke our distribution policy at any time;
•the cyclical and seasonal nature of our business;
•the impact of weather on our business including our ability to produce, market, or sell fertilizer products profitably or at all;
•the dependence of our operations on a few third-party suppliers, including providers of transportation services, and equipment;
•our reliance on, or our ability to procure economically or at all, pet coke we purchase from CVR Energy and third-party suppliers or our reliance on the natural gas, electricity, oxygen, nitrogen, sulfur processing, compressed dry air and other products that we purchase from third parties;
•the supply and price levels of essential raw materials;
•our production levels, including the risk of a material decline in those levels;
•accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, or equipment, or those of our suppliers or customers;
•potential operating hazards from accidents, fire, severe weather, tornadoes, floods or other natural disasters
•our ability to obtain, retain, or renew permits, licenses and authorizations to operate our business;
•competition in the nitrogen fertilizer businesses including potential impacts of domestic and global supply and demand;
•capital expenditures;
•existing and future laws, rulings and regulations, including but not limited to those relating to the environment, climate change, and/or the transportation or production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, or regulations;
•alternative energy or fuel sources, and the end-use and application of fertilizers;
•risks of terrorism, cybersecurity attacks, the security of chemical manufacturing facilities and other matters beyond our control;
•our lack of asset diversification;
•our dependence on significant customers and the creditworthiness and performance by counterparties;
•our potential loss of transportation cost advantage over our competitors;
•our partial dependence on customers and distributors, including to transport goods and equipment;
•risks associated with third party operation of or control over important facilities necessary for operation of our nitrogen fertilizer facilities;
•The volatile nature of ammonia, potential liability for accidents involving ammonia including damage or injury to property, the environment or human health and increased costs related to the transport or production of ammonia;
•our potential inability to successfully implement our business strategies, including the completion of significant capital programs or projects;
•our reliance on CVR Energy’s senior management team and conflicts of interest they may face operating each of CVR Partners and CVR Energy;
•control of our general partner by CVR Energy;
•our ability to continue to license the technology used in our operations;
•restrictions in our debt agreements;
•changes in our treatment as a partnership for U.S. federal income or state tax purposes;
•rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;
•instability and volatility in the capital and credit markets;
•competition with CVR Energy and its affiliates; and
•our ability to recover under our insurance policies for damages or losses in full or at all.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

December 31, 2019 | 3

PART I

Part 1 should be read in conjunction with Management’s Discussion and Analysis in Item 7 and our consolidated financial statements and related notes thereto in Item 8.

Item 1.    Business

Overview

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. We produce and distribute nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. Our principal products are ammonia and UAN, and all of our products are sold on a wholesale basis.

Organizational Structure and Related Ownership

The following chart illustrates the organizational structure of the Partnership as of December 31, 2019.

December 31, 2019 | 4

Facilities

The Coffeyville Facility includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit and a 3,000 ton per day capacity UAN unit. The Coffeyville Facility is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. The Coffeyville Facility’s largest raw material used in the production of ammonia is pet coke, which it purchases from CVR Energy and third parties. For the years ended December 31, 2019, 2018, and 2017, the Partnership purchased approximately $20.0 million, $13.2 million, and $8.1 million, respectively, of pet coke at an average cost per ton of $37.47, $28.41, and $16.56, respectively. For the years ended December 31, 2019, 2018, and 2017, we upgraded approximately 90%, 93%, and 88%, respectively, of our ammonia production into UAN, a product that presently generates greater profit than ammonia. We upgrade substantially all of our ammonia production at the Coffeyville Facility into UAN and expect to continue to do so when the economics are favorable.

The East Dubuque Facility, which includes a 1,075 ton per day capacity ammonia unit and a 1,100 ton per day capacity UAN unit, has the flexibility to vary its product mix enabling the East Dubuque Facility to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid, and liquid and granulated urea, depending on market demand, pricing, and storage availability. The East Dubuque Facility’s largest raw material used in the production of ammonia is natural gas, which we purchase from third parties. For the years ended December 31, 2019, 2018 and 2017, the East Dubuque Facility incurred approximately $21.5 million, $22.5 million, and $26.3 million for feedstock natural gas, respectively, which equaled an average cost of $3.08, $3.15, and $3.26 per MMBtu, respectively.

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

Agriculture

The three primary forms of nitrogen fertilizer used in the United States of America are ammonia, urea, and UAN. Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis.

Nutrients are depleted in soil over time and, therefore, must be replenished through fertilizer use. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts, and it accounts for approximately 59% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Industry Association (“IFIA”).

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to the IFIA, from 1975 to 2017, global fertilizer demand grew 2% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potassium, is projected to increase by 34% between 2010 and 2030 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 36% between 2009 and 2019, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 552% over the same period, according to the United States Department of Agriculture (“USDA”).

The United States is the world’s largest exporter of coarse grains, accounting for 25% of world exports and 27% of world production for the fiscal year ended September 30, 2019, according to the USDA. A substantial amount of nitrogen is consumed

December 31, 2019 | 5

in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2019 estimates, the United States is the world’s third largest consumer of nitrogen fertilizer and the world’s largest importer of nitrogen fertilizer. Fertecon is a reputable agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate the United States represented 11% of total global nitrogen fertilizer consumption for 2019, with China and India as the top consumers representing 23% and 15% of total global nitrogen fertilizer consumption, respectively.

North American nitrogen fertilizer producers predominantly use natural gas as their primary feedstocks. Over the last five years, U.S. oil and natural gas reserves have increased significantly due to, among other factors, advances in extracting shale oil and gas, as well as relatively high oil and gas prices. More recently, global demand has slowed with production staying steady even as oil and gas prices have declined substantially over the past two years. This has led to significantly reduced natural gas and oil prices as compared to historical prices. As a result, North America has become a low-cost region for nitrogen fertilizer production.

Raw Material Supply

Coffeyville Facility - During the past five years, just under 61% of the Coffeyville Facility’s pet coke requirements on average were supplied by CVR Energy’s adjacent Coffeyville, Kansas refinery pursuant to a multi-year agreement. Historically, the Coffeyville Facility has obtained the remainder of its pet coke requirements through third-party contracts typically priced at a discount to the spot market. In 2019, our supply of pet coke from the Coffeyville refinery declined to approximately 40%, generally attributable to increased processing of shale crude oil, which reduced the amount of pet coke produced by the refinery and increased the amount of third-party purchases made at spot prices. Additionally, the Coffeyville Facility relies on a third-party air separation plant at its location that provides contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Facility gasifiers.

East Dubuque Facility - The East Dubuque Facility uses natural gas to produce nitrogen fertilizer. The East Dubuque Facility is generally able to purchase natural gas at competitive prices due to the plant’s connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to the East Dubuque Facility. As of December 31, 2019, we had commitments to purchase approximately 0.8 million and 0.6 million MMBtus, respectively, of natural gas supply for planned use in our East Dubuque Facility in January and February of 2020 at a weighted average rate per MMBtu of approximately $2.67 and $2.66, respectively, exclusive of transportation costs.

Marketing and Distribution

We primarily market UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 70% and 24%, respectively, of total net sales for the year ended December 31, 2019.

UAN and ammonia are primarily distributed by truck or by railcar. If delivered by truck, products are most commonly sold on a free-on-board (“FOB”) shipping point basis, and freight is normally arranged by the customer. We operate a fleet of railcars for product delivery. If delivered by railcar, our products are most commonly sold on a FOB destination point basis, and we typically arrange the freight.

The nitrogen fertilizer products leave the Coffeyville Facility either in railcars for destinations located principally on the Union Pacific railroad, the Burlington Northern Santa Fe Railway railroad, or in trucks for direct shipment to customers. The East Dubuque Facility primarily sells its product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at the East Dubuque Facility and arrange and pay to transport them to their final destinations by truck. Additionally, the East Dubuque Facility has direct access to a barge dock on the Mississippi River, as well as a nearby rail spur serviced by the Canadian National Railway Company.

December 31, 2019 | 6

Customers

We sell UAN products to retailers and distributors. In addition, we sell ammonia to agricultural and industrial customers. Given the nature of our business, and consistent with industry practice, most of our contracts with customers are for a term of 12-months or less. Some of our industrial sales include long-term purchase contracts. For the year ended December 31, 2019, the top two customers in the aggregate represented 28% of net sales.

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

Our major competitors include CF Industries Holdings, Inc., including its majority owned subsidiary Terra Nitrogen Company, L.P.; LSB Industries, Inc.; Koch Fertilizer Company, LLC; and Nutrien Ltd. (formerly known as Agrium, Inc. and Potash Corporation of Saskatchewan, Inc.). Domestic competition is intense due to customers’ sophisticated buying tendencies and competitor strategies that focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries, including the threat of increased production capacity. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.

Seasonality

Because we primarily sell agricultural commodity products, our business is exposed to seasonal fluctuations in demand for nitrogen fertilizer products in the agricultural industry. In addition, the demand for fertilizers is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers who make planting decisions based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer they apply depend on factors like crop prices, farmers’ current liquidity, soil conditions, weather patterns, and the types of crops planted. We typically experience higher net sales in the first half of the calendar year, which is referred to as the planting season, and net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season.

Environmental Matters

Our business is subject to extensive and frequently changing federal, state, and local environmental, health, and safety laws and regulations governing the emission and release of hazardous substances into the environment, the treatment and discharge of waste water, and the storage, handling, use, and transportation of our nitrogen fertilizer products. These laws and regulations and the enforcement thereof impact us by imposing:
•restrictions on operations or the need to install enhanced or additional controls;
•liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and off-site waste disposal locations; and
•specifications for the products we market, primarily UAN and ammonia.

Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties, or other sanctions or a revocation of our permits. In addition, the laws and regulations to which we are subject are often evolving and many of them have become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating, and compliance costs.

The Federal Clean Air Act (“CAA”)

The CAA and its implementing regulations, as well as corresponding state laws and regulations governing air emissions, affect us both directly and indirectly. Direct impacts may occur through the CAA’s permitting requirements and emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain substances. Some or all of the regulations promulgated pursuant to the CAA, or any

December 31, 2019 | 7

future promulgations of regulations, may require the installation of controls or changes to our nitrogen fertilizer facilities (collectively referred to as the “Facilities”) to maintain compliance. If new controls or changes to operations are needed, the costs could be material.

The regulation of air emissions under the CAA requires that we obtain various construction and operating permits and incur capital expenditures for the installation of certain air pollution control devices at our operations. Various standards and programs specific to our operations have been implemented, such as the National Emission Standard for Hazardous Air Pollutants, the New Source Performance Standards, and the New Source Review.

The Federal Clean Water Act (“CWA”)

The CWA and its implementing regulations, as well as the corresponding state and municipal laws and regulations that govern the discharge of pollutants into the water, affect our business. In addition, water resources are becoming and in the future may become more scarce. The Coffeyville Fertilizer Facility has contracts in place to receive water during certain water shortage conditions, but these conditions could change over time depending on the scarcity of water.

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

Greenhouse Gas Emissions (“GHG”)

The EPA regulates GHG emissions under the Clean Air Act. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, our facilities monitor and report our GHG emissions to the EPA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established GHG emissions thresholds that determine when stationary sources, such as the nitrogen fertilizer plants, must obtain permits under Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as “best available control technology,” to reduce GHG emissions.
Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of, or released. There is no assurance that we will not become involved in future proceedings related to the release of hazardous or extremely hazardous substances for which we have potential liability or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

Environmental Insurance

We are covered by CVR Energy’s site pollution legal liability insurance policy, which includes business interruption coverage. The policy insures any location owned, leased, rented, or operated by the Partnership, including our Facilities. The policy insures certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities, and business interruption.

December 31, 2019 | 8

In addition to the site pollution legal liability insurance policy, we benefit from umbrella and excess casualty insurance policies maintained by CVR Energy. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

The site pollution legal liability policy and the pollution coverage provided in the casualty insurance policies are subject to retentions and deductibles and contain discovery requirements, reporting requirements, exclusions, definitions, conditions, and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

Health, Safety, and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals.

We operate a comprehensive safety, health, and security program, with participation by employees, consultants, and advisors at all levels of the organization. We have developed comprehensive safety programs aimed at preventing OSHA recordable incidents. Despite our efforts to achieve excellence in our safety and health performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. We routinely audit our programs and seek to continually improve our management systems.

Employees

As of December 31, 2019, the Partnership had approximately 286 employees across both of its facilities and its marketing and logistics operations, including approximately 90 employees covered by collective bargaining agreements that expire in October 2023. We also rely on the services of employees of CVR Energy and its subsidiaries pursuant to a services agreement between us, CVR Energy, and our general partner.

Available Information

Our website address is www.CVRPartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investor Relations,” as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the “SEC”) at www.sec.gov. In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the Charter of the Audit Committee and the Compensation Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies, and charters are also available in print without charge to any unitholder requesting them. We do not intend for information contained in our website to be part of this Report.

December 31, 2019 | 9

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

Our business is subject to intense price competition from both U.S. and foreign sources. Fertilizers are global commodities, with little or no product differentiation, and customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. Furthermore, in recent years the price of nitrogen fertilizer in the United States has been substantially driven by pricing in the global fertilizer market. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Additionally, our competitors utilizing different corporate structures may be better able to withstand lower cash flows than we can as a limited partnership. Our competitive position could suffer to the extent we are unable to expand resources either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability and cash flows and, therefore, have a material adverse effect on our results of operations, financial condition and cash flows.

Our business is geographically concentrated and is therefore subject to regional economic downturns and seasonal variations, which may affect our production levels, transportation costs and inventory and working capital levels.

Our sales to agricultural customers are concentrated in the Great Plains and Midwest states, and nitrogen fertilizer demand is seasonal. Our quarterly results may vary significantly from one year to the next due largely to weather-related shifts in

December 31, 2019 | 10

planting schedules and purchase patterns. Farmers tend to apply nitrogen fertilizer during two short application periods, one in the spring and the other in the fall. In contrast, we, along with other nitrogen fertilizer producers, generally produce products throughout the year. As a result, we and our customers generally build inventories during the low demand periods of the year to ensure timely product availability during peak sales seasons. Variations in the proportion of product sold through prepaid sales contracts and the terms of such contracts can increase the seasonal volatility of our cash flows and cause changes in the patterns of seasonal volatility from year-to-year. Additionally, the accumulation of inventory to be available for seasonal sales creates significant seasonal working capital and storage capacity requirements. The degree of seasonality can change significantly from year-to-year due to conditions in the agricultural industry and other factors. As a consequence of this seasonality, distributions of available cash, if any, may be volatile and may vary quarterly and annually.

Our sales volumes depend on significant customers, and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and cash flows.

We have a significant concentration of customers. Our two largest customers represented approximately 28% of net sales for the year ended December 31, 2019. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Developments in crop technology could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. In addition, from time to time various state legislatures have considered limitations on the use and application of chemical fertilizers due to concerns about the impact of these products on the environment. Unfavorable state and federal governmental policies could negatively affect nitrogen fertilizer prices and therefore have a material adverse effect on our results of operations, financial condition and cash flows.

Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the EPA’s Renewable Fuel Standard (“RFS”). To date, the RFS has been satisfied primarily with corn-based fuel ethanol blended into gasoline. However, a number of factors, including the continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment, cause harmful conversion of uncultivated land for biofuel crop production, and be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS. Changes within the RFS program also could affect future ethanol demand and production. Further, while most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, the RFS requires that a portion of the overall RFS renewable fuel mandate come from advanced biofuels, including cellulose-based biomass, such as agricultural waste, forest residue, and municipal solid waste. In addition, there is a continuing trend to encourage the use of products other than corn and raw grains for ethanol production. The repeal of, or reduction in the benefits to ethanol producers under, ethanol incentive programs, an increase in ethanol imports, a substantial decrease in future renewable volume obligations under the RFS program, or a significant increase in the use of products other than corn and raw grains for ethanol production could affect the demand for corn-based ethanol and result in a decrease in planted corn acreage and in the demand for nitrogen fertilizer products and have a material adverse effect on our results of operations, financial condition and cash flows.

December 31, 2019 | 11

The acquisition and expansion strategy of our business involves significant risks.

From time to time, we may consider pursuing acquisitions and expansion projects to continue to grow and increase profitability. However, we may not be able to consummate such acquisitions or expansions, due to intense competition for suitable acquisition targets, the potential unavailability of financial resources necessary to consummate acquisitions and expansions, difficulties in identifying suitable acquisition targets and expansion projects or in completing any transactions identified on sufficiently favorable terms, and the failure to obtain requisite regulatory or other governmental approvals. In addition, any future acquisitions and expansions may entail significant transaction costs and risks associated with entry into new markets and lines of business, including but not limited to, new regulatory obligations and risks.

Even when acquisitions are completed, integration of acquired entities can involve significant difficulties, such as:
•Unforeseen difficulties in the integration of the acquired operations and disruption of the ongoing operations of our business;
•Failure to achieve cost savings or other financial or operating objectives contributing to the accretive nature of an acquisition;
•Strain on the operational and managerial controls and procedures and the need to modify systems or to add management resources;
•Difficulties in the integration and retention of customers or personnel and the integration and effective deployment of operations or technologies;
•Assumption of unknown material liabilities or regulatory non-compliance issues;
•Amortization of acquired assets, which would reduce future reported earnings;
•Possible adverse short-term effects on our cash flows or operating results; and
•Diversion of management’s attention from the ongoing operations of our business.

In addition, in connection with any potential acquisition or expansion project, we will need to consider whether a business we intend to acquire or expansion project we intend to pursue could affect our tax treatment as a partnership for federal income tax purposes. If we are otherwise unable to conclude that the activities of the business being acquired or the expansion project would not affect our treatment as a partnership for federal income tax purposes, we may elect to seek a ruling from the Internal Revenue Service (“IRS”). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for federal income tax purposes and are unable or unwilling to obtain an IRS ruling, we may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to its common unitholders and could likely cause a substantial reduction in the value of its common units.

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

We depend on internal and third-party information technology systems to manage and support our operations. In addition, we collect, process, and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and these systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any disruption of these systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. Any failure to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.

December 31, 2019 | 12

Risks Related to Our Plant Operations

Our Coffeyville Facility may be adversely affected by the supply and price levels of pet coke. Failure by CVR Energy’s Coffeyville refinery to continue to supply us with pet coke and the availability of third-party pet coke at higher prices could negatively impact our results of operations.

Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from CVR Energy’s Coffeyville refinery pursuant to a long-term agreement. Our Coffeyville Facility has obtained the majority of its pet coke from CVR Energy’s Coffeyville refinery over the past five years, although this percentage has decreased to 40% in 2019. However, should CVR Energy’s Coffeyville refinery fail to perform in accordance with the existing agreement or to the extent pet coke from CVR Energy’s Coffeyville refinery is insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase 100% of the pet coke CVR Energy’s Coffeyville refinery produces. However, we are still required to procure additional pet coke from third parties to maintain our production rates. We are currently party to pet coke supply agreements with multiple third-party refineries to provide a significant amount of pet coke at fixed prices. The terms of these agreements currently end in December 2020.

The market for natural gas has been volatile, and fluctuations in natural gas prices could affect our competitive position.

Low natural gas prices benefit our competitors that rely on natural gas as their primary feedstock and disproportionately impact our operations at our Coffeyville Fertilizer Facility by making us less competitive with natural gas-based nitrogen fertilizer manufacturers. Continued low natural gas prices could result in nitrogen fertilizer pricing drops and impair the ability of the Coffeyville Facility to compete with other nitrogen fertilizer producers who use natural gas as their primary feedstock, which, therefore, would have a material adverse impact on our results of operations, financial condition and ability to make cash distributions.

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

We expect to purchase a portion of our natural gas for use in the East Dubuque Facility on the spot market. As a result, we remain susceptible to fluctuations in the price of natural gas in general and in local markets in particular. We may use fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of its natural gas requirements, but we may not be able to enter into such agreements on acceptable terms or at all. Without forward purchase contracts for the supply of natural gas, we would need to purchase natural gas on the spot market, which would impair its ability to hedge exposure to risk from fluctuations in natural gas prices. If we enter into forward purchase contracts for natural gas, and natural gas prices decrease, then its cost of sales could be higher than it would have been in the absence of the forward purchase contracts.

Any interruption in the supply of natural gas to our East Dubuque Facility could have a material adverse effect on our results of operations and financial condition.

Our East Dubuque Facility depends on the availability of natural gas. We have an agreement with Nicor Gas (“Nicor”) pursuant to which we access natural gas from the ANR Pipeline Company and Northern Natural Gas pipelines. Our access to satisfactory supplies of natural gas through Nicor could be disrupted due to a number of causes, including volume limitations under the agreement, pipeline malfunctions, service interruptions, mechanical failures or other reasons. The agreement currently extends through February 29, 2020. Upon expiration of the agreement, we may be unable to extend the service under the terms of the existing agreement or renew the agreement on satisfactory terms, or at all. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility. In the event we need to obtain natural gas from another source, we may need to build a new connection from that source to the East Dubuque Facility and negotiate related easement rights, which would be costly, disruptive and/or may be unfeasible. As a result, any interruption in the supply of natural gas through Nicor could have a material adverse effect on our results of operations and financial condition.

December 31, 2019 | 13

If licensed technology were no longer available, our business may be adversely affected.

We have licensed, and may in the future license, a combination of patent, trade secret, and other intellectual property rights of third parties for use in our plant operations. If any license agreement on which our operations rely were to be terminated, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require substantial changes to manufacturing processes or equipment and may have a material adverse effect on our results of operations, financial condition and cash flows.

Additionally, we may face claims of infringement that could interfere with our ability to use technology that is material to our plant operations. Any litigation of this type could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our results of operations, financial condition and cash flows. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees for past or continued use of the infringing technology, or we may be prohibited from using the infringing technology altogether. If we are prohibited from using any technology as a result of such a claim, we may not be able to obtain licenses to alternative technology adequate to substitute for the technology we can no longer use, or licenses for such alternative technology may only be available on terms that are not commercially reasonable or acceptable. In addition, any substitution of new technology for currently-licensed technology may require us to make substantial changes to our manufacturing processes or equipment or to our products, and could have a material adverse effect on our results of operations, financial condition and cash flows.

Compliance with and changes in environmental laws and regulations, including those related to climate change, could require us to make substantial capital expenditures and adversely affect our performance.

Our operations are subject to extensive federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the environment, product use and specifications and the generation, treatment, storage, transportation, disposal and remediation of solid and hazardous wastes. Violations of applicable environmental laws and regulations, or of the conditions of permits issued thereunder, can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, operating restrictions, injunctive relief, permit revocations and/or facility shutdowns, which may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance. Capital expenditures and operating costs for current and future environmental compliance may be substantial and could have a material adverse effect on our results of operations, financial condition and profitability.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement of laws and regulations or other developments could require us to make additional unforeseen expenditures. These laws and regulations are generally expected to impose increasingly stringent and costly requirements over time. Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation and could affect our operations. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our plants. Many states and regions have implemented, or are in the process of implementing, measures to reduce emissions of GHGs, but other than Kansas, we do not currently operate in states that have their own GHG reduction programs.

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

In addition, climate change legislation and regulations may result in increased costs not only for our business but also users of our fertilizer products, thereby potentially decreasing demand for our products. Further, changes in environmental laws and regulations or their interpretation relating to the end-use and application of fertilizers could cause changes in demand for our products or limit our ability to market and sell products to end users. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

December 31, 2019 | 14

Our operations are dependent on third-party suppliers, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Operations of our Coffeyville Facility depend in large part on the performance of third-party suppliers, and the operations of the Coffeyville Facility could be adversely affected if the operation of the third-party air separation plant located adjacent to it were disrupted. Additionally, this air separation plant has experienced numerous short-term interruptions in the past, causing interruptions in our gasifier operations. With respect to electricity, we are party to an electric services agreement with a third-party supplier through June 30, 2029.

Our East Dubuque Facility operations also depend in large part on the performance of third-party suppliers, including for the purchase of electricity. We entered into a utility service agreement, which terminates on June 1, 2022 and will continue year-to-year thereafter unless either party provides 12-month advance written notice of termination.

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

Our business relies on railroad and trucking companies to ship finished products to customers of the Coffeyville Facility. We also lease railcars from railcar owners to ship its finished products. Additionally, although customers of the East Dubuque Facility generally pick up products at the facility, the facility occasionally relies on barge, truck and railroad companies to ship products to customers. These transportation operations, equipment and services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents, and other operating hazards. Further, the limited number of towing companies and barges available for ammonia transport may also impact the availability of transportation for our products. These transportation operations, equipment and services are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of our finished products. In addition, new regulations could be implemented affecting the equipment used to ship our finished products.

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

Our business manufactures, processes, stores, handles, distributes and transports ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage or injury to persons, equipment, or property or other disruption of our ability to produce or distribute products could result in a significant decrease in operating revenues and significant additional costs to replace or repair and insure our assets, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. Our facilities periodically experience minor releases of ammonia related to leaks from our facilities’ equipment. Similar events may occur in the future.

In addition, we may incur significant losses or costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially hazardous nature of the cargo, in particular

December 31, 2019 | 15

ammonia, a railcar accident may result in fires, explosions, and releases of material which could lead to sudden, severe damage or injury to property, the environment, and human health. In the event of contamination, under environmental law, we may be held responsible even if we are not at fault, and we complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products we produce or transport may result in us being named as a defendant in lawsuits asserting claims for substantial damages, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

We could incur significant costs in cleaning up contamination at our fertilizer plants and off-site locations.

Our businesses handle hazardous substances which may result in spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to any of our current or former operations, including fertilizer plants, or transportation of products or hazardous substances from those facilities, may give rise to liability (including strict liability, or liability without fault, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, and similar state statutes, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills. Pursuant to CERCLA and similar state statutes, we could be held liable for contamination associated with facilities we currently own or operate (whether such contamination occurred prior to or during our ownership), facilities we formerly owned or operated, and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal. If significant unknown contamination is identified at or migrating from any of our facilities, the associated liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

The potential penalties and cleanup costs for past or future releases or spills, liability to third parties for damage to their property or exposure to hazardous substances, or the need to address newly discovered information or conditions that may require response actions could be significant and could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we may incur liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances located at or released from our facilities. We may also face liability for personal injury, property damage, natural resource damage, or cleanup costs for the alleged migration of contamination or other hazardous substances from our facilities to adjacent and other nearby properties.

We have assumed the previous owner’s responsibilities under certain administrative orders under the Resource Conservation and Recovery Act (“RCRA”) related to contamination that migrated from CVR Energy’s Coffeyville refinery onto the nitrogen fertilizer plant property while the previous owner owned and operated the properties. We continue to work with the applicable governmental authorities to implement remediation of these sites on a timely basis.

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

We may be unable to obtain or renew permits or approvals necessary for our operations, which could inhibit our ability to do business.

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

New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities could result in higher operating and/or capital costs.

The costs of complying with future regulations relating to the transportation, storage, and handling of hazardous chemicals and security associated with our facilities may have a material adverse effect on our results of operations, financial condition and cash flows. Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other

December 31, 2019 | 16

targets in the United States. As a result, the chemical industry has initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the United States. Future terrorist attacks could lead to even stronger, more costly initiatives that could result in a material adverse effect on our results of operations, financial condition and cash flows.

Changes to regulations or requirements for the transportation, storage, and handling of hazardous chemicals could also require additional capital investments, which could have a material adverse effect on our financial condition.

Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns resulting in business interruptions. We could incur potentially significant costs to the extent there are unforeseen events which cause property damage and a material decline in production which are not fully insured. The commercial insurance industry engaged in underwriting energy industry risk is specialized and there is finite capacity; therefore, the industry may limit or curtail coverage, may modify the coverage provided, or may substantially increase premiums in the future.

If any of our plants, logistics assets, or key suppliers sustains a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. In addition, the risk exposures we have at the Coffeyville, Kansas plant complex are greater due to production facilities for CVR Energy’s refinery and our fertilizer production, distribution, and storage being in relatively close proximity and potentially exposed to damage from one incident. Operations at our plant could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including:
•major unplanned maintenance requirements;
•catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including floods, windstorms, and other similar events;
•labor supply shortages or labor difficulties that result in a work stoppage or slowdown;
•cessation or suspension of a plant or specific operations dictated by environmental authorities;
•acts of terrorism or other deliberate malicious acts; and
•an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-event condition.

We have sustained losses over the past ten-year period at our facilities, which are illustrative of the types of risks and hazards that exist. These losses or events resulted in costs assumed by us that were not fully insured due to policy retention or applicable exclusions. We are insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption policies insure real and personal property, including property located at our plants. There is potential for a common occurrence to impact both our Coffeyville Facility and CVR Energy’s Coffeyville refinery in which case the insurance limits and applicable sub-limits would apply to all damages combined. These policies are subject to limits, sub-limits, retention (financial and time-based), and deductibles. The application of these and other policy conditions could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.

There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums, deductibles, or retainers, and/or waiting periods, resulting from highly adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: losses in our industry and other industries, such as chemical and petroleum refining, natural disasters, specific losses incurred by us, and low or inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

December 31, 2019 | 17

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, the proper design, operation, and maintenance of our equipment, and require us to provide information about hazardous materials used in our operations. Failure to comply with these requirements may result in significant fines or compliance costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

A significant portion of our workforce is unionized, and we are subject to the risk of labor disputes and adverse employee relations, which may disrupt our business and increase our costs.

As of December 31, 2019, approximately 31% of our employees were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

Risks Related to Our Capital Structure

Internally generated cash flows and other sources of liquidity may not be adequate for the capital needs of our business.

Our business is capital intensive, and working capital needs may vary significantly over relatively short periods of time. For instance, nitrogen fertilizer demand volatility can significantly impact working capital on a week-to-week and month-to-month basis. If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies, or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations.

Instability and volatility in the capital, credit, and commodity markets in the global economy could negatively impact our business, financial condition, results of operations and cash flows.

Our business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit, and commodities markets and in the global economy. For example:
•Although we believe we have sufficient liquidity under our AB credit facility to run the business, there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
•Market volatility could exert downward pressure on our common units, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow, which could in turn cause our unit price to drop.
•Market conditions could result in significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

Our level of indebtedness, including the restrictive covenants therein, may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.

We have incurred significant indebtedness, and we may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as:
•limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions, or other purposes;
•requiring us to utilize a significant portion of our cash flows to service our indebtedness, thereby reducing available cash and our ability to make distributions on our common units;
•limiting our ability to use operating cash flow in other areas of the business because we must dedicate a substantial portion of additional funds to service debt;
•limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•limiting our ability to make certain payments on debt that is subordinated or secured on a junior basis;

December 31, 2019 | 18

•restricting us from making strategic acquisitions or investments, introducing new technologies, or exploiting business opportunities;
•restricting the way in which we conduct business because of financial and operating covenants in the agreements governing our and our respective subsidiaries’ existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions;
•limiting our ability to enter into certain transactions with our affiliates;
•limiting our ability to designate our subsidiaries as unrestricted subsidiaries;
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our respective subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;
•increasing our vulnerability to a downturn in general economic conditions or in pricing of products; and
•limiting our ability to react to changing market conditions in our respective industries and in respective customers’ industries.

Further, we are and will be subject to covenants contained in agreements governing present and future indebtedness. These covenants include, and will likely include, restrictions on certain payments (including restrictions on distributions to our unitholders), the granting of liens, the incurrence of additional indebtedness, asset sales, transactions with affiliates, and mergers and consolidations. Any failure to comply with these covenants could result in a default under our current credit agreements or debt instruments or future credit agreements.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our debt obligations that may not be successful.

Our ability to satisfy debt obligations will depend upon, among other things:
•our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; and
•our future ability to obtain other financing.

We cannot offer any assurance that our business will generate sufficient cash flow from operations or that we will be able to draw funds under our AB credit facility or otherwise, or from other sources of financing, in an amount sufficient to fund our respective liquidity needs. If cash flows and capital resources are insufficient to service our indebtedness, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance indebtedness, or seek bankruptcy protection. These alternative measures may not be successful and may not permit us to meet scheduled debt service and other obligations. Our ability to restructure or refinance debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives.

Further, our AB credit facility bears interest at variable rates and other debt we incur could likewise be variable-rate debt. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our ability to fund our liquidity needs, capital investments, and distributions to our unitholders. We may enter into agreements limiting our exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.

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

Mr. Carl C. Icahn indirectly controls approximately 71% of the voting power of CVR Energy’s common stock and, by virtue of such ownership, is able to control or exert substantial influence over the Partnership through CVR Energy’s ownership of our general partner and its sole member, including:
•the election and appointment of directors;
•business strategy and policies;
•mergers or other business combinations;

December 31, 2019 | 19

•acquisition or disposition of assets;
•future issuances of common stock, common units, or other securities;
•incurrence of debt or obtaining other sources of financing; and
•the payment of distributions on our common units.

The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of our common units, which may adversely affect the market price of such common units.

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

Risks Related to Our Limited Partnership Structure

We have a policy to distribute an amount equal to the “available cash” we generate each quarter, which could limit our ability to grow and make acquisitions. However, we may not have sufficient available cash to pay any quarterly distribution on common units or the board of directors of our general partner may elect to distribute less than all of our available cash.

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

In addition, because of its distribution policy, our growth, if any, may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current unitholders would experience dilution and the payment of distributions on those additional units may decrease the amount we distribute in respect of its outstanding units. Under our partnership agreement, we are authorized to issue an unlimited number of additional interests without a vote of the common unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank would reduce the proportionate ownership interest of common unitholders immediately prior to the issuance. As a result of the issuance of common units, the following may occur:
•the amount of cash distributions on each common unit may decrease;
•the ratio of our taxable income to distributions may increase;
•the relative voting strength of each previously outstanding common unit will be diminished; and
•the market price of the common units may decline.

In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity interests, which may effectively rank senior to the common units. The incurrence of additional commercial borrowings or other debt to finance its growth strategy would result in increased interest expense, which, in turn, would reduce the available cash we have to distribute to unitholders.

Our partnership agreement has limited our general partner’s liability, replaces default fiduciary duties, and restricts the remedies available to common unitholders for actions that, without these limitations and reductions, might otherwise constitute breaches of fiduciary duty.

December 31, 2019 | 20

Our partnership agreement limits the liability and replaces the fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Delaware partnership law permits such contractual reductions of fiduciary duty. The partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law. For example:
•The partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner. This entitles our general partner to consider only the interests and factors that it desires and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner.
•The partnership agreement provides that our general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed the decision was in our best interest.
•The partnership agreement provides that our general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including us, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in the case of a criminal matter, acted with knowledge that the conduct was criminal.
•The partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of its general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including us.
•The partnership agreement provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Our general partner is responsible for managing us. Although our general partner has fiduciary duties to manage us in a manner that is in our best interests, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to CVR Energy and its stockholders. The interests of CVR Energy and its stockholders may differ from, or conflict with, the interests of our public common unitholders. In resolving these conflicts, our general partner may favor its own interests, the interests of CRLLC, its sole member, or the interests of CVR Energy and holders of CVR Energy’s common stock, including its majority stockholder, an affiliate of Icahn Enterprises L.P., over our interests and those of our common unitholders.

The potential conflicts of interest include, among others, the following:
•Neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us. The affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy’s common stock, which may be contrary to our interests. In addition, our general partner is allowed to take into account the interests of parties other than us or our common unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our common unitholders.
•Our general partner has limited its liability and reduced its fiduciary duties under our partnership agreement and has also restricted the remedies available to our common unitholders for actions that, without the limitations, might

December 31, 2019 | 21

constitute breaches of fiduciary duty. As a result of purchasing common units, common unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.
•The board of directors of our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness, and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders.
•Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf. There is no limitation on the amounts our general partner can cause us to pay it or its affiliates.
•Our general partner controls the enforcement of obligations owed to us by it and its affiliates. In addition, our general partner decides whether to retain separate counsel or others to perform services for us.
•Our general partner determines which costs incurred by it and its affiliates are reimbursable by us.
•Certain of the executive officers of our general partner also serve as executive officers of CVR Energy, and our executive chairman is the chief executive officer of CVR Energy. The executive officers who work for both CVR Energy and our general partner, including our chief financial officer, chief accounting officer, and general counsel, divide their time between our business and the business of CVR Energy. These executive officers will face conflicts of interest from time to time in making decisions which may benefit either us or CVR Energy. Additionally, the compensation of such executive officers is set by CVR Energy, and we have no control over the amount paid to such officers.

CVR Energy has the power to elect all of the members of the board of directors of our general partner. Our general partner has control over all decisions related to our operations. Our public common unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Furthermore, the goals and objectives of CVR Energy, as the indirect owner of our general partner, may not be consistent with those of our public common unitholders. Certain subsidiaries of CVR Energy perform certain corporate services for us, including finance, accounting, legal, information technology, auditing, and cash management activities, and we could be impacted by any failure of those entities to adequately perform these services.

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

Our general partner may transfer its general partner interest in us to a third-party in a merger or in a sale of all or substantially all of its assets without the consent of our common unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of CVR Energy to transfer its equity interest in our general partner to a third-party. The new equity owner of our general partner would then be in a position to replace the board of directors and the officers of our general partner with its own choices and to influence the decisions taken by the board of directors and officers of our general partner. If control of our general partner were transferred to an unrelated third-party, the new owner of the general partner would have no interest in CVR Energy. We rely on the senior management team of CVR Energy and are party to a services agreement pursuant to which CVR Energy provides us with the services of its senior management team. If our general partner were no longer controlled by CVR Energy, CVR Energy could be more likely to terminate the services agreement, which it may do upon 180 days’ notice.

As a publicly traded partnership we qualify for certain exemptions from many of the NYSE’s corporate governance requirements.

As a publicly traded partnership, we qualify for certain exemptions from the NYSE’s corporate governance requirements, which include the requirements that (i) a majority of the board of directors of our general partner consist of independent

December 31, 2019 | 22

directors and (ii) the requirement that the board of directors of our general partner have a nominating/corporate governance committee and compensation committee that are composed entirely of independent directors.

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

Our public common unitholders have limited voting rights and are not entitled to elect our general partner or our general partner’s directors and do not have sufficient voting power to remove our general partner without CVR Energy’s consent.

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The board of directors of our general partner, including the independent directors, is chosen entirely by CVR Energy as the indirect owner of the general partner and not by our common unitholders. Unlike publicly traded corporations, we do not hold annual meetings of our common unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders. Furthermore, even if our common unitholders are dissatisfied with the performance of our general partner, they have no practical ability to remove our general partner. As of the date of this Report, CVR Energy indirectly owns approximately 34% of our common units, which means holders of common units other than CVR Energy will not be able to remove the general partner, under any circumstances, without its consent. As a result of these limitations, the price at which the common units will trade could be diminished.

Our partnership agreement restricts common unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of management.

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

Likewise, upon the winding up of the partnership, in the event that (i) we do not distribute assets in the following order: (a) to creditors in satisfaction of their liabilities; (b) to partners and former partners in satisfaction of liabilities for distributions owed under our partnership agreement; (c) to partners for the return of their contribution; and finally (d) to the partners in the proportions in which the partners share in distributions; and (ii) a common unitholder knows at the time of such circumstances, then such common unitholder will be liable for a period of three years from the impermissible distribution to repay the distribution under Section 17-807 of the Delaware Act.

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

December 31, 2019 | 23

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

If we were to be treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on all of our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to our common unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our common unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. We currently own assets and conduct business in several states, many of which impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our common unitholders.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders’ behalf.

For tax years beginning after December 31, 2017, the IRS (and some states) may assess and collect from us taxes (including any applicable penalties and interest) resulting from audit adjustments to our income tax returns. To the extent possible, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our common unitholders and former common unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible, or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such common unitholders did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our common unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf.

Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us.

December 31, 2019 | 24

A unitholder’s allocable share of our taxable income will be taxable to it, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives no cash distributions or cash distributions from us that are less than the actual tax liability that results from that income. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale, and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our common unitholders as taxable income without any increase in our cash available for distribution. Our common unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.

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

December 31, 2019 | 25

Non-U.S. common unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our common unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business.  As a result, distributions to a Non-U.S. common unitholder will be subject to withholding at the highest applicable effective tax rate, and a Non-U.S. common unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

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

We generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our common unitholders.

We generally prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets, and, in the discretion of the general partner, any other extraordinary item of income, gain, loss, or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our common unitholders.

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

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a common unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the common unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the common unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss, or deduction with respect to those common units may not be reportable by the common unitholder, and any cash distributions received by the common unitholder as to those common units could be fully taxable as ordinary income. Common unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss, and deduction. The IRS may challenge these methodologies, which could adversely affect the value of the common units.

December 31, 2019 | 26

In determining the items of income, gain, loss, and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders. The IRS may challenge our valuation methods and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

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

Our common unitholders will likely be subject to state and local taxes, as well as income tax return filing requirements, in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our common unitholders may be subject to other taxes, including foreign, state, and local taxes, unincorporated business taxes, and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our common unitholders will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our common unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own or control assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is our common unitholders’ responsibility to file all United States federal, foreign, state, and local income tax returns.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Refer to Item 1, “Facilities” for more information on our core business properties. CVR Energy also leases property for our executive office in Sugar Land, Texas.

Item 3.    Legal Proceedings

In the ordinary course of business, we may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations. Refer to Note 8 (“Commitments and Contingencies”) for further discussion on the matters outlined below.

Resolved Matters

In September 2018, the Kansas Court of Appeals upheld property tax determinations by the Kansas Board of Tax Appeals in connection with Partnership’s dispute with Montgomery County, Kansas (the “County”) over prior year property tax payments. On October 29, 2018, the County petitioned the Kansas Supreme Court to review the Court of Appeals’ determination. Subsequent briefs were filed by the Partnership and the County. In April 2019, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) and the County executed an agreement which the County agrees to withdraw its petition to the Kansas Supreme Court and CRNF is expected to recover $7.9 million through favorable property tax assessments from 2019 through 2028, subject to the terms of the settlement agreement.

Item 4.    Mine Safety Disclosures.

Not applicable.

December 31, 2019 | 27

PART II

Item 5.    Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of the Partnership’s common units to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of The Mosaic Company, CF Industries Holdings, Inc., Intrepid Potash, Inc., and Arcadia Biosciences, Inc. The graph assumes that the value of the investment in common unit and each index was $100 on December 31, 2014 and that all distributions were reinvested. Investment is weighted on the basis of market capitalization.
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

Purchases of Equity Securities by the Issuer

The Partnership did not repurchase any common units during the fiscal year ended December 31, 2019.

Equity Compensation Plan

The CVR Partners Long-Term Incentive Plan (“LTIP”) provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Individuals who are eligible to receive awards under the CVR Partners LTIP include employees, officers, consultants and directors of CVR Partners and the general partner and their respective subsidiaries and parents. A maximum of 5,000,000 common units are issuable under the CVR Partners LTIP.

December 31, 2019 | 28

The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
CVR Partners, LP Long-Term Incentive Plan	—	—	4,820,215	(1)
Equity compensation plans not approved by security holders:
None	—	—
Total	—	—	4,820,215

(1)Represents units that remain available for future issuance pursuant to the CVR Partners LTIP in connection with awards of options, unit appreciation rights, distribution equivalent rights, restricted units, and phantom units.

Item 6.    Selected Financial Data

The following table sets forth certain selected consolidated financial data as of and for each year in the five-year period ended December 31, 2019. The selected consolidated financial information presented below has been derived from the Partnership’s historical consolidated financial statements. The following table should be read in conjunction with management’s discussion and analysis in Item 7 and the consolidated financial statements and related notes thereto in Item 8.

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Statements of Operations
Net sales	$404,177	351,082	330,802	356,284	289,194
Net (loss) income	(34,969)	(50,027)	(72,788)	(26,938)	62,042

Net (loss) income per common unit – basic and diluted	$(0.31)	$(0.44)	$(0.64)	$(0.26)	$0.85
Distribution declared, per common unit	0.40	—	0.02	0.44	1.11

Weighted-average common units outstanding:
Basic	113,283	113,283	113,283	103,299	73,123
Diluted	113,283	113,283	113,283	103,299	73,131

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance Sheet
Cash and cash equivalents	$36,994	$61,776	$49,173	$55,595	$49,967
Total assets	1,137,955	1,254,388	1,234,276	1,312,217	536,482
Long-term debt, net of current portion	632,406	628,989	625,904	623,107	124,773
Total liabilities	718,411	754,562	684,423	687,311	150,930
Total partners’ capital	419,544	499,826	549,853	624,907	385,552

December 31, 2019 | 29

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flow should be read in conjunction with our consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

This discussion and analysis generally discusses the years ended December 31, 2019 and 2018 and year-to-year comparisons between such periods. The discussions of the year ended December 31, 2017 and year-to-year comparisons between the years ended December 31, 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 21, 2019, and such discussions are incorporated by reference into this Report.

Strategy and Goals

Mission and Core Values

Our mission is to be a top tier North American nitrogen-based fertilizer company as measured by safe and reliable operations, superior performance and profitable growth. The foundation of how we operate is built on five core values:

•Safety - We always put safety first. The protection of our employees, contractors, and communities is paramount. We have an unwavering commitment to safety above all else. If it’s not safe, then we don’t do it.

•Environment - We care for our environment. Complying with all regulations and minimizing any environmental impact from our operations is essential. We understand our obligation to the environment and that it’s our duty to protect it.

•Integrity - We require high business ethics. We comply with the law and practice sound corporate governance. We only conduct business one way—the right way with integrity.

•Corporate Citizenship - We are proud members of the communities where we operate. We are good neighbors and know that it’s a privilege we can’t take for granted. We seek to make a positive economic and social impact through our financial donations and the contributions of time, knowledge, and talent of our employees to the places where we live and work.

•Continuous Improvement - We believe in both individual and team success. We foster accountability under a performance-driven culture that supports creative thinking, teamwork, and personal development so that employees can realize their maximum potential. We use defined work practices for consistency, efficiency, and to create value across the organization.

Our core values are driven by our people, inform the way we do business each and every day, and enhance our ability to accomplish our mission and related strategic objectives.

Strategic Objectives

We have outlined the following strategic objectives to drive the accomplishment of our mission:

Safety - We aim to achieve continuous improvement in all environmental, health, and safety areas through ensuring our people’s commitment to environmental, health, and safety comes first, the refinement of existing policies, continuous training, and enhanced monitoring procedures.

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

December 31, 2019 | 30

Market Capture - We continuously evaluate opportunities to improve the facilities’ realized pricing at the gate and reduce variable costs incurred in production to maximize our capture of market opportunities.

Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and disciplined deployment of capital.

Achievements

We successfully executed a number of achievements in support of our strategic objectives shown above through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved year over year decreases in process safety and environmental events of 75% and 64%, respectively.	✓
Safely completed the East Dubuque turnaround.	✓	✓
Maintained high asset reliability and utilization at both facilities through the fourth quarter of 2019 (adjusted for turnaround at East Dubuque).	✓	✓		✓
Achieved monthly record ammonia production volumes at the East Dubuque nitrogen fertilizer facility for December 2019.			✓
Paid cash distributions of 40 cents per unit in 2019.				✓
Approved Urea reliability/expansion project at Coffeyville.		✓

Industry Factors and Market Conditions

Within our business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization rates, and operating costs and expenses, including pet coke and natural gas feedstock costs.

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
2019 Market Conditions

While there is risk of short-term volatility given the inherent nature of the commodity cycle, the Partnership believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should continue to provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

During 2019, weather significantly impacted the demand for UAN and ammonia due to lack of extended dry conditions required for planting, caused by excessive rain delaying planting of corn and soybean crops. However, as a result of this delay, there was additional demand for UAN and ammonia due to the catch up from the late start to the 2019 application season, but the fall season also had excessive moisture, which limited the ability to apply nitrogen. Consistent with the past 18 months, customers have been purchasing fertilizers more ratably and the expectations that harvest will be later than normal has led customers to stage their buying. Weather (i.e., heavy rains, flooding, etc.) is going to dictate the timing of harvest and the available window for ammonia application.

December 31, 2019 | 31

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybean is able to obtain its own nitrogen through a process known as “N fixation”. As such, upon the harvesting of soybean, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as, evident through the chart presented below for 2018 and 2017. Due to the significant weather conditions discussed above, the 2019 planting cycle relied more heavily on corn planting to obtain sufficient crop harvests, which slightly adjusted this balance.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for UAN and ammonia products. As the number of “corn” acres increases, the market and demand for UAN and ammonia also increases. Correspondingly, as the number of “soybean” acres increases, the market and demand for UAN and ammonia decreases.

Corn and Soybean Grown Acres (1)
100%
50%
46%
54%
50%
50%
50%
50%
2019
2018
2017
Corn
Soybean

The tables below show relevant market indicators by month through December 31, 2019:

(1)Information used within this chart was obtained from the United States Department of Agriculture, National Agricultural Statistics Service.
(2)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the U.S. Energy Information Administration (“EIA”), amongst others.

December 31, 2019 | 32

Results of Operations

The following should be read in conjunction with the information outlined in the previous sections of this Part II, Item 7, the financial statements, and related notes thereto in Part II, Item 8 of this Report.

The tables presented summarize our ammonia utilization rates on a consolidated basis and at each of our facilities. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons produced divided by capacity adjusted for planned maintenance and turnarounds.

The presentation of our utilization is on a two-year rolling average which takes into account the impact of our planned and unplanned outages on any specific period. We believe the two-year rolling average is a more useful presentation of the long-term utilization performance of our facilities.

Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.
On a consolidated basis, utilization decreased 2% to 93% for the two years ended December 31, 2019 compared to the two years ended December 31, 2018. This decrease was primarily a result of ammonia storage capacity constraints at the East Dubuque Facility in the first quarter of 2019 due to inclement weather impacting customers’ ability to apply ammonia and the turnaround at the East Dubuque Facility in the fourth quarter of 2019.

December 31, 2019 | 33

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.
Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced, that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
(in thousands of tons)	2019	2018	2017
Ammonia (gross produced)	766	794	815
Ammonia (net available for sale)	223	246	268
UAN	1,255	1,276	1,268

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
Petroleum coke used in production (thousand tons)	535	463	488
Petroleum coke (dollars per ton)	$37.47	$28.41	$16.56
Natural gas used in production (thousands of MMBtu) (1)	6,856	7,933	7,620
Natural gas used in production (dollars per MMBtu) (1)	$2.88	$3.28	$3.24
Natural gas cost of materials and other (thousands of MMBtu) (1)	6,961	7,122	8,052
Natural gas cost of materials and other (dollars per MMBtu) (1)	$3.08	$3.15	$3.26

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights

Overview - For the year ended December 31, 2019, the Partnership's operating income and net loss were $27.4 million and $35.0 million, a $21.1 million increase and $15.0 million decrease, respectively, over the year ended December 31, 2018 driven primarily by increased sales volumes and pricing.

December 31, 2019 | 34

Net Sales

$404.2
$351.1
$330.8
400
350
300
$ (in millions)
2019
2018
2017

Operating Income (Loss)
$ (in millions)
30
20
10
0
(10)
$27.4
$6.3
$(10.3)
2019
2018
2017

Net Loss
0
(20)
(40)
(60)
(80)
$ (in millions)
$(35.0)
$(50.0)
$(72.8)
2019
2018
2017

EBITDA (1)
120
100
80
60
$ (in millions)
$107.5
$84.1
$64.3
2019
2018
2017

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Net Sales - Net sales increased by $53.1 million to $404.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to favorable pricing conditions which contributed $49.1 million in higher revenues coupled with increased sales volumes contributing $7.8 million as compared to the year ended December 31, 2018. The increase in net sales was partially offset by a $3.2 million decrease in Urea sales. For the years ended December 31, 2019 and 2018, net sales included $33.4 million and $33.6 million in freight revenue, respectively, and $7.6 million and $8.3 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding freight, for the year ended December 31, 2019 as compared to the year ended December 31, 2018:

(in thousands)	Price Variance	Volume Variance
UAN	$33,602	$(4,867)
Ammonia	15,498	12,714

The increase in UAN and ammonia sales pricing for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to a shift in the timing of demand from the fourth quarter of 2018 to the second quarter of 2019, as customers delayed receipt of nitrogen products due to continued inclement weather. As a result, customer demand for ammonia increased in the second quarter of 2019 as customers attempted to make up for the missed application. In addition, the aforementioned ammonia application coupled with freezing temperatures and flooding throughout the Midwest and Southern Plains in 2019 shifted the demand for ammonia, resulting in increased sales volumes for the year ended December

December 31, 2019 | 35

31, 2019 compared to the year ended December 31, 2018. A decrease in Urea sales of $3.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 was a result of the turnaround at our East Dubuque Facility.

Cost of Materials and Other
100
90
80
70
$ (in millions)
$94.1
$88.5
$84.9
2019
2018
2017

Direct Operating Expenses (1)
$ (in millions)
200
175
150
125
$173.6
$159.3
$156.4
2019
2018
2017

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - Cost of materials and other for the year ended December 31, 2019 was $94.1 million, compared to $88.5 million for the year ended December 31, 2018. The $5.6 million increase was comprised primarily of a $4.9 million increase in pet coke costs at our Coffeyville Facility and a $5.6 million increase related to a draw in our ammonia and UAN inventories, partially offset by decreased natural gas costs at our East Dubuque facility contributing $5.4 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the year ended December 31, 2019, direct operating expenses (exclusive of depreciation and amortization) were $173.6 million as compared to $159.3 million for the year ended December 31, 2018. The $14.3 million increase was primarily due to increased turnaround costs of $3.4 million, increased repairs and maintenance costs of $0.9 million, and an inventory draw contributing $9.6 million.

Depreciation and Amortization
90
80
70
60
$ (in millions)
$79.8
$71.6
$74.0
2019
2018
2017

Selling, General and Administrative Expenses, and Other
$ (in millions)
30
25
20
15
10
$29.2
$25.4
$25.9
2019
2018
2017

Depreciation and Amortization Expense - Depreciation and amortization expense increased $8.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, as a result of accelerated depreciation of certain assets, coupled with additions to property, plant, and equipment during the current year.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other increased approximately $3.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily related to asset write offs in the period contributing $3.0 million, coupled with increased personnel costs contributing $1.0 million.

December 31, 2019 | 36

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

The following are non-GAAP measures presented for the period ended December 31, 2019.

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted to exclude turnaround expense which management believes is material to an investor’s understanding of the Partnership’s underlying operating results.

Reconciliation of Net Cash Provided By Operating Activities to EBITDA - Net cash provided by operating activities reduced by (i) interest expenses, net, (ii) income tax expense (benefit), (iii) change in working capital, and (iv) other non-cash adjustments.

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

We present these measures because we believe they may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including, but not limited to, our operating performance as compared to other publicly traded companies in the fertilizer industry, without regard to historical cost basis or financing methods, and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures. Refer to the “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Major Scheduled Turnaround Activities

Overall, results are negatively impacted due to lost production during downtime that result in lost sales and certain reduced variable expenses included in Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization). The effects of the planned, full facility turnarounds completed during the years ended December 31, 2019, 2018, and 2017, exclusive of the impacts due to lost production during the turnaround downtime, are shown below:

Facility	Related Period	Turnaround Downtime	Turnaround Expense (in thousands)	Estimated Lost Production (in tons of Ammonia)
East Dubuque	2019 - 3rd/4th Quarter	32 days	$9,842	33,706
Coffeyville	2018 - 2nd Quarter	15 days	6,399	21,450
East Dubuque	2017 - 3rd Quarter	14 days	2,585	15,050
Insurance Recovery

During the fourth quarter of 2018, the Partnership recognized a $6.1 million business interruption insurance recovery associated with an outage at the Coffeyville Facility during 2017. The recovery is recorded in Other income, net.

December 31, 2019 | 37

Unplanned Downtime

During 2017, the Coffeyville Facility’s third-party air separation unit experienced a shut down. Paired with this shut down and subsequent operational challenges, the Coffeyville Facility experienced unplanned UAN downtime of 11 days during the second quarter of 2017. Additionally, during the fourth quarter of 2017, the East Dubuque Facility experienced unplanned downtime totaling 12 days.

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net loss	$(34,969)	$(50,027)	$(72,788)
Add:
Interest expense, net	62,636	62,588	62,845
Income tax (benefit) expense	(18)	(46)	220
Depreciation and amortization	79,839	71,575	73,986
EBITDA	$107,488	$84,090	$64,263
Add:
Turnaround expenses	9,842	6,399	2,585
Adjusted EBITDA	$117,330	$90,489	$66,848

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$39,157	$32,234	$10,400
Adjustments:
Interest expense, net	62,636	62,588	62,845
Income tax expense (benefit)	(18)	(46)	220
Change in assets and liabilities	16,216	(2,256)	(640)
Other non-cash adjustments	(10,503)	(8,430)	(8,562)
EBITDA	$107,488	$84,090	$64,263

December 31, 2019 | 38

Reconciliation of Adjusted EBITDA to Available Cash for Distribution

	Year Ended December 31,
(in thousands)	2019	2018	2017
Adjusted EBITDA	$117,330	$90,489	$66,848
Current reserves for amounts related to:
Debt service	(59,997)	(59,372)	(59,849)
Maintenance capital expenditures	(18,247)	(14,870)	(14,089)
Turnaround expenses	(9,842)	(6,404)	(2,585)
Other:
Future cash reserves	(28,000)	—	—
Release of previously established cash reserves	25,433	—	—
Available cash for distribution (1) (2)	$26,677	$9,843	$(9,675)

Common units outstanding	113,283	113,283	113,283

(1)Amount represents the cumulative available cash based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership declared and paid cash distributions of $0.28 per common unit related to the first three quarters of 2019 for a total of $31.7 million. No distributions were declared for the fourth quarter of 2019.

Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

We believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the AB Credit Facility (defined below), will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

Cash and Other Liquidity

As of December 31, 2019, we had cash and cash equivalents of $37.0 million, including $9.1 million of customer advances. Combined with $49.8 million available under our AB Credit Facility less $25.0 million in cash included in our borrowing base, we had total liquidity of $61.8 million as of December 31, 2019. As of December 31, 2018, we had $61.8 million in cash and cash equivalents, including $23.7 million of customer advances.

	December 31,
(in thousands)	2019	2018
9.25% Senior Secured Notes due 2023	$645,000	$645,000
6.50% Senior Notes due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(14,834)	(18,251)
Total debt	$632,406	$628,989

December 31, 2019 | 39

The Partnership has a 9.25% Senior Secured Notes due 2023, 6.50% Senior Notes due 2021, and an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 5 (“Long-Term Debt”) for further discussion.

The Partnership was in compliance with all applicable covenants as of December 31, 2019. Refer to Note 5 (“Long-Term Debt”) in Part II, Item 8 for further information.

Capital Spending

We divide the capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed. Our total capital expenditures for the years ended December 31, 2019 and 2018, along with our estimated expenditures for 2020 are as follows:

	Year Ended December 31,		Estimated
(in thousands)	2019	2018	2020
Maintenance capital	$18,247	$16,252	$19,000 - 21,000
Growth capital	2,027	2,523	4,000 - 6,000
Total capital expenditures	$20,274	$18,775	$23,000 - 27,000

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience increases/decreases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the nitrogen fertilizer plants. We may also accelerate or defer some capital expenditures from time to time. Capital spending is determined by the board of directors of the Partnership’s general partner.

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

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of December 31, 2019.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8,924	$4,670	$13,594
2019 - 1st Quarter	May 13, 2019	0.07	5,205	2,724	7,929
2019 - 2nd Quarter	August 12, 2019	0.14	10,411	5,449	15,860
2019 - 3rd Quarter	November 11, 2019	0.07	5,205	2,724	7,930
Total distributions		$0.40	$29,745	$15,567	$45,313

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the board of directors of CVR Partners’ general partner. No distributions were declared for the fourth quarter of 2019.

The Partnership did not pay distributions during the year ended December 31, 2018, while during the year ended December 31, 2017, it paid a distribution of $0.02 per common unit, or $2.3 million. Of this distribution, CVR Energy received $0.8 million.

December 31, 2019 | 40

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash flow provided by (used in):
Operating activities	$39,157	$32,234	$10,400
Investing activities	(18,529)	(19,631)	(14,556)
Financing activities	(45,410)	—	(2,266)
Net (decrease) increase in cash and cash equivalents	$(24,782)	$12,603	$(6,422)

Operating Activities

The change in net cash flows from operating activities for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to improved operating results, excluding non-cash items, of $25.4 million, partially offset by unfavorable changes in working capital of $17.6 million, and unfavorable changes in non-current assets and liabilities of $0.9 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $18.5 million compared to $19.6 million for the year ended December 31, 2018. This decrease in cash used is largely attributed to decreased capital expenditures of $1.1 million in 2019.

Financing Activities

Net cash used in financing activities was $45.4 million for the year ended December 31, 2019 compared to $0 for the year ended December 31, 2018. This decrease is primarily due to distributions of $45.3 million from the Partnership to unitholders in 2019 compared to no cash distributions paid in 2018.

Long-Term Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2019 relating to contractual obligations and other commercial commitments for the five-year period following December 31, 2019 and thereafter.

	Payments Due by Period
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Contractual Obligations
Long-term debt (1)	$—	$2,240	$—	$645,000	$—	$—	$647,240
Operating leases (2)	4,019	3,467	3,026	1,163	486	162	12,323
Finance lease obligations (3)	107	107	—	—	—	—	214
Unconditional purchase obligations (4)	14,005	8,384	7,757	5,715	4,988	39,070	79,919
Interest payments (5)	59,998	59,853	59,663	29,831	—	—	209,345
Total contractual obligations	$78,129	$74,051	$70,446	$681,709	$5,474	$39,232	$949,041

(1)Consists of the 2021 Notes and 2023 Notes as of December 31, 2019.
(2)CVR Partners leases railcars, real estate, and other assets.
(3)The amount includes commitments under finance lease arrangements for real estate.
(4)The amount includes (a) natural gas supply agreement, (b) utility service agreement, (c) product supply agreement and (d) pet coke supply agreement as further discussed in Note 8 (“Commitments and Contingencies”) and Note 9 (“Related Party Transactions”).
(5)Interest payments for our long-term debt outstanding as of December 31, 2019 and commitment fees on the unutilized commitments of the AB Credit Facility.

December 31, 2019 | 41

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Recent Accounting Pronouncements

Refer to Note 2 (“Summary of Significant Accounting Policies”) in Part II, Item 8 for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. In order to apply these principles, management must make judgments, assumptions, and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our critical accounting policies, listed below, could materially affect the amounts recorded in our consolidated financial statements.
•Allocation of shared-based compensation and certain personnel costs;
•Goodwill impairment;
•Impairment of long-lived assets;
•Lease standard adopted by the Partnership for ASC 842, Leases; and
•Revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers.

Refer to Note 2 (“Summary of Significant Accounting Policies”) in Part II, Item 8 for a discussion of these and other accounting policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. We have commitments to purchase natural gas for use in our East Dubuque Facility at the spot market and through short-term, fixed supply, fixed price, and index price purchase contracts. Natural gas prices have fluctuated during the last decade, increasing substantially in 2008 and subsequently declining to the current lower pricing levels.

In the normal course of business, we produce nitrogen-based fertilizer products throughout the year to supply the needs of our customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Prices of nitrogen fertilizer products can be volatile. We believe that market prices of nitrogen products are affected by changes in grain prices and demand, natural gas prices, and other factors. In the opinion of our management, there is no derivative financial instrument that correlates effectively with, and has a trading volume sufficient to hedge, our firm commitments and forecasted commodity sales transactions.

December 31, 2019 | 42

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2020 expressed an unqualified opinion.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Partnership’s auditor since 2013.
Houston, Texas
February 20, 2020

December 31, 2019 | 43

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2019, and our report dated February 20, 2020 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
February 20, 2020

December 31, 2019 | 44

CVR Partners, LP and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$36,994	$61,776
Accounts receivable	34,264	61,662
Inventories	53,930	63,554
Prepaid expenses and other current assets	5,406	6,989
Total current assets	130,594	193,981
Property, plant, and equipment, net	951,959	1,015,240
Goodwill	40,969	40,969
Other long-term assets	14,433	4,198
Total assets	$1,137,955	$1,254,388
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$21,069	$26,789
Accounts payable to Affiliates	2,578	2,976
Other current liabilities	24,043	24,066
Deferred revenue	27,841	68,804
Total current liabilities	75,531	122,635
Long-term liabilities:
Long-term debt, net of current portion	632,406	628,989
Other long-term liabilities	10,474	2,938
Total long-term liabilities	642,880	631,927
Commitments and contingencies (See Note 8)
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding as of December 31, 2019 and 2018, respectively	419,543	499,825
General partner interest	1	1
Total partners’ capital	419,544	499,826
Total liabilities and partners’ capital	$1,137,955	$1,254,388

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2019 | 45

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per unit data)	2019	2018	2017
Net sales	$404,177	$351,082	$330,802
Operating costs and expenses:
Cost of materials and other	94,103	88,461	84,874
Direct operating expenses (exclusive of depreciation and amortization)	173,629	159,319	156,357
Depreciation and amortization	79,839	71,575	73,986
Cost of sales	347,571	319,355	315,217
Selling, general and administrative expenses	25,829	25,023	25,630
Loss on asset disposals	3,397	390	233
Operating income (loss)	27,380	6,314	(10,278)
Other income (expense):
Interest expense, net	(62,636)	(62,588)	(62,845)
Other income, net	269	6,201	555
Loss before income taxes	(34,987)	(50,073)	(72,568)
Income tax (benefit) expense	(18)	(46)	220
Net loss	$(34,969)	$(50,027)	$(72,788)

Net loss per common unit - basic and diluted	$(0.31)	$(0.44)	$(0.64)
Distributions declared and paid per common unit	0.40	—	0.02

Weighted-average common units outstanding:
Basic and Diluted	113,283	113,283	113,283

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2019 | 46

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(in thousands, except unit data)	Common Units		General Partner Interest	Total Partners’ Capital
	Issued	Amount
Balance at December 31, 2016	113,282,973	$624,906	$1	$624,907
Cash distributions to common unitholders – Affiliates	—	(778)	—	(778)
Cash distributions to common unitholders – Non-affiliates	—	(1,488)	—	(1,488)
Net loss	—	(72,788)	—	(72,788)
Balance at December 31, 2017	113,282,973	549,852	1	549,853
Net loss	—	(50,027)	—	(50,027)
Balance at December 31, 2018	113,282,973	499,825	1	499,826
Cash distributions to common unitholders – Affiliates	—	(15,568)	—	(15,568)
Cash distributions to common unitholders – Non-affiliates	—	(29,745)	—	(29,745)
Net loss	—	(34,969)	—	(34,969)
Balance at December 31, 2019	113,282,973	$419,543	$1	$419,544

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2019 | 47

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net loss	$(34,969)	$(50,027)	$(72,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,839	71,575	73,986
Amortization of deferred financing costs and original issue discount	3,666	3,333	3,046
Loss on asset disposals	3,397	390	70
Share-based compensation	3,445	3,017	3,021
Other adjustments	(5)	1,690	2,425
Changes in assets and liabilities:
Accounts receivable	936	(6,698)	4,087
Inventories	9,914	(8,670)	59
Prepaid expenses and other current assets	1,582	(1,196)	1,052
Accounts payable	(8,077)	5,215	(2,315)
Deferred revenue	(14,575)	10,828	904
Accrued expenses and other current liabilities	(6,542)	1,367	(4,969)
Other long-term assets and liabilities	546	1,410	1,822
Net cash provided by operating activities	39,157	32,234	10,400
Cash flows from investing activities:
Capital expenditures	(18,656)	(19,806)	(14,556)
Proceeds from the sale of assets	127	175	—
Net cash used in investing activities	(18,529)	(19,631)	(14,556)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(15,568)	—	(778)
Cash distribution to common unitholders – Non-affiliates	(29,745)	—	(1,488)
Other financing activities	(97)	—	—
Net cash used in financing activities	(45,410)	—	(2,266)
Net (decrease) increase in cash and cash equivalents	(24,782)	12,603	(6,422)
Cash and cash equivalents, beginning of period	61,776	49,173	55,595
Cash and cash equivalents, end of period	$36,994	$61,776	$49,173

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2019 | 48

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s product sales are sold on a wholesale basis in the United States of America.

As of December 31, 2019 and 2018, public security holders held approximately 66% of the Partnership’s outstanding limited partner interests and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership’s outstanding limited partner interests and 100% of the general partner interest held by CVR GP, LLC (“CVR GP” or the “general partner”). As of both December 31, 2019 and 2018, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the shares of CVR Energy.

Management and Operations

The Partnership, including CVR GP, also is party to a number of agreements with CVR Energy and its subsidiaries, including CVR GP, to manage certain business relations between the Partnership and the other parties thereto. The various rights and responsibilities of the Partnership’s partners are set forth in the Partnership’s limited partnership agreement and, as applicable, those agreements with CVR Energy. CVR GP manages and operates the Partnership via a combination of the general partner’s senior management team and CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP, and the Partnership. See Note 9 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors on an annual or continuing basis.

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

Reclassifications

Certain reclassifications have been made within the consolidated financial statements for the years ended December 31, 2018 and 2017 to conform with current presentation.

December 31, 2019 | 49

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, investments in highly liquid money market accounts, and debt instruments with original maturities of three months or less.

Accounts Receivable

Our receivables primarily consist of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Also included within Accounts Receivable are unbilled fixed price contracts which is further discussed within Note 6 (“Revenue”).

Allowances for doubtful accounts are generally recorded when it becomes probable the receivable will not be collected and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 18% and 25%, respectively, of the accounts receivable balance at December 31, 2019 and 2018.

Inventories

Inventories consist of fertilizer products which are valued at the lower of first-in, first-out (“FIFO”) cost, or net realizable value. Inventories also include raw materials (primarily gauze, natural gas, and pet coke) and parts and supplies that are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	December 31,
(in thousands)	2019	2018
Finished goods	$17,612	$25,136
Raw materials	243	439
Parts, supplies and other	36,075	37,979
Total Inventories	$53,930	$63,554

At December 31, 2019 and 2018, inventories included depreciation of approximately $4.5 million and $5.7 million, respectively.

Property, Plant and Equipment

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

Asset	Range of Useful Lives, in Years
Land and improvements	15 to 30
Buildings and improvements	20 to 30
Automotive equipment	5 to 15
Machinery and equipment	5 to 30
Other	5 to 30

December 31, 2019 | 50

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment consisted of the following:

	December 31,
(in thousands)	2019	2018
Machinery and equipment	$1,378,651	$1,362,965
Buildings and improvements	17,221	17,116
Automotive equipment	16,691	16,773
Land and improvements	14,075	13,250
Construction in progress	5,198	15,126
Other	1,752	2,753
	1,433,588	1,427,983
Less: Accumulated depreciation	481,629	412,743
Total Property, plant and equipment, net	$951,959	$1,015,240

Leasehold improvements and assets held under finance leases are depreciated or amortized on the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Expenditures for routine maintenance and repair costs are expensed when incurred. Such expenses are reported in Direct operating expenses (exclusive of depreciation and amortization) in the Partnership’s Consolidated Statements of Operations.

Leases

At inception, the Partnership determines whether an arrangement is a lease and the appropriate lease classification. Operating leases are included as operating lease right-of-use (“ROU”) assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. Finance leases are included as ROU finance leases within Property, plant, and equipment, net, and finance lease liabilities within Other current liabilities and Long-term debt, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Partnership recognizes lease expense for these leases on a straight-line basis over the expected lease term.

ROU assets represent the Partnership’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of minimum lease payments over the lease term. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment” section above is applicable. The periodic lease payments are treated as payments of the lease obligation and interest is recorded as interest expense. See “Recent Accounting Pronouncements - Adoption of Lease Standard” within this Note for a further discussion on the impacts of adopting the lease standard.

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.

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

December 31, 2019 | 51

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership performed its annual impairment review of goodwill for 2019, 2018, and 2017 and concluded there were no impairments. For the period ended December 31, 2019, the Partnership determined there were no events or circumstances which would trigger the performance of a quantitative analysis after reviewing all qualitative factors impacting the reporting unit including improved market conditions, financial results, and financial forecasts from those used in the fair value analysis at December 31, 2018. For the periods ended December 31, 2018 and 2017, the fair value of the Coffeyville reporting unit exceeded its carrying value by approximately 36% and 12%, respectively, based upon the results of the Partnership’s goodwill impairment test.

Deferred Financing Costs

Lender and other third-party costs associated with debt issuances are deferred and amortized to interest expense and other financing costs using the effective-interest method over the life of the debt. Deferred financing costs related to line-of-credit arrangements are amortized using the straight-line method through the termination date of the facility. The deferred financing costs are included, net, within long-term debt and in other long-term assets for the line-of-credit arrangements where no debt balance exists.

Loss Contingencies

In the ordinary course of business, CVR Partners may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated.

Environmental, Health & Safety (“EHS”) Matters

The Partnership is subject to various stringent federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Management periodically reviews and, as appropriate, revises its environmental accruals. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. As of December 31, 2019 and 2018, no liabilities have been recognized for environmental remediation matters as no matters have been identified that are considered to be probable or estimable.

Revenue Recognition

We recognize revenue based on consideration specified in contracts or agreements with customers when we satisfy our performance obligations by transferring control over products or services to a customer. The adoption of ASC 606 resulted in the recognition of deferred revenue and related receivables, on a gross basis, associated with contracts that guarantee a price and supply of nitrogen fertilizer products in quantities expected to be delivered in the normal course of business.

Other accounting policies relevant to revenue include:
•Excise and other taxes collected from customers and remitted to governmental authorities are excluded from reported revenues;
•Revenue transactions that pass control at customers’ designated facilities;
•Non-monetary product exchanges which are entered into in the normal course of business are included on a net cost basis in operating expenses on the Consolidated Statements of Operations; and
•Pass-through finished goods delivery costs reimbursed by customers are reported in net sales, while an offsetting expense is included in cost of materials and other.

Other considerations - Excise and other taxes collected from customers and remitted to governmental authorities are excluded from reported revenues.

December 31, 2019 | 52

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Classifications

Cost of materials and other consist primarily of freight and distribution expenses, feedstock expenses, purchased ammonia, and purchased hydrogen. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs, as well as catalyst and chemical costs. Each of these financial statement line items are also impacted by changes in inventory balances. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 7 (“Share-Based Compensation”). Selling, general and administrative expenses consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology, and maintaining the corporate and administrative offices in Texas and Kansas.

Turnaround Expenses

The direct-expense method of accounting is used for turnaround activities. Turnarounds represent major maintenance activities that require for the shutdown of significant parts of a plant to perform necessary inspection, cleaning, repairs, and replacements of assets. Planned turnaround activities for the nitrogen facilities generally occur every two to three years. Costs associated with these turnaround activities were included in Direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations. Costs incurred for routine repairs and maintenance or unplanned outages at the two facilities are expensed as incurred. During the years ended December 31, 2019, 2018, and 2017, the Nitrogen Fertilizer Segment incurred turnaround expenses of $9.8 million, $6.4 million, and $2.6 million, respectively.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Currently, all of the Company’s share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to award vesting. See Note 7 (“Share-Based Compensation”) for further discussion.

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

Allocation of Costs

CVR Energy and its subsidiaries provide a variety of services to the Partnership, including employee benefits provided through CVR Energy’s benefit plans, administrative services provided by CVR Energy’s employees and management, insurance, and office space leased by CVR Energy. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy on behalf of the Partnership. These amounts incurred by CVR Energy are then billed or allocated to the Partnership and are classified on the Consolidated Statements of Operations as either Direct operating expenses (exclusive of depreciation and amortization) or as Selling, general and administrative expenses. See Note 9 (“Related Party Transactions”) for a detailed discussion of the billing procedures and the basis for calculating the charges for specific products and services.

Recent Accounting Pronouncements - Adoption of Lease Standard

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

December 31, 2019 | 53

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted Topic 842 as of January 1, 2019, electing the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. In connection with the adoption of Topic 842, we made the following elections:
•Only ROU assets and the related lease liabilities for leases with an initial term greater than one year were and will be recognized;
•The accounting treatment for existing land easements was carried forward;
•Lease and non-lease components were not, and will not, be bifurcated for all of the Partnership’s asset groups; and
•The portfolio approach was, and will continue to be, used in the selection of the discount rate used to calculate minimum lease payments and the related ROU asset and operating lease liability amounts.

The adoption of Topic 842 on January 1, 2019 incrementally impacted the Partnership’s condensed consolidated balance sheet as of that date. The following table presents the financial statement line items impacted by the Partnership’s adoption of Topic 842.

(in thousands)	December 31, 2018 As Stated	Effect of Adoption of Topic 842		January 1, 2019 As Adjusted
Current assets:
Prepaid expenses and other current assets	$6,989	$(2,650)	(1)	$4,339
Total currents assets	193,981	(2,650)		191,331
Other long-term assets	4,198	16,923	(2)	21,121
Total assets	$1,254,388	$14,273		$1,268,661
Current liabilities:
Other current liabilities	$24,066	$3,462	(3)	$27,528
Total current liabilities	122,635	3,462		126,097
Long-term liabilities:
Other long-term liabilities	2,938	10,811	(3)	13,749
Total long-term liabilities	631,927	10,811		642,738
Equity:
Total liabilities and partners’ capital	$1,254,388	$14,273		$1,268,661

(1)Represents lease prepayments reclassified to ROU assets.
(2)Represents recognition of initial ROU assets for operating leases, including the reclassification of certain lease prepayments.
(3)Represents the initial recognition of lease liabilities.

Recent Accounting Pronouncements - Adoption of Internal-Use Software Standard

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU better aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that’s also a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Effective January 1, 2019, we adopted this ASU and chose to apply the prospective approach for all implementation costs incurred after the date of adoption. We evaluated the effects of adopting this new accounting guidance and concluded it did not have a material impact on the Partnership’s consolidated financial position or results of operations.

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU replaces the incurred loss model with a current expected credit loss model for more timely recognition of expected impairment losses for most financial assets and certain other instruments that are not measured at fair value through net income. Effective January 1, 2020, we adopted this ASU and evaluated the effects of adopting this new accounting guidance. The adoption will not have a material impact on the Partnership’s consolidated financial position or results of operations.

December 31, 2019 | 54

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. Effective January 1, 2020, we adopted this ASU and evaluated the effects of adopting this new accounting guidance. The adoption will not have a material impact on the Partnership’s disclosures.

(3) Leases

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

Effect of Initial Adoption of New Lease Standard - January 1, 2019

ROU Assets. Upon initial recognition, our ROU assets for operating and finance leases were comprised of the following:

(in thousands)	January 1, 2019 (initial recognition)
Railcar leases	$14,255
Real Estate and other leases (1)	243
Total ROU assets	$14,498

(1) Includes $0.2 million of finance leases for operating equipment as of January 1, 2019.

Lease Liabilities. Upon initial recognition, our lease liabilities for operating and finance leases were comprised of the following:

(in thousands)	January 1, 2019 (initial recognition)
Current liabilities:
Operating leases	$3,462
Finance leases	225
Long-term liabilities:
Operating leases	10,811
Total lease liabilities	$14,498

December 31, 2019 | 55

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Summary at December 31, 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at December 31, 2019:

(in thousands)	December 31, 2019
Operating Leases:
ROU asset, net
Railcars	$10,826
Real estate and other	2,581
Lease liability
Railcars	$11,088
Real estate and other	228

Finance Leases:
ROU asset, net
Real estate and other	$201
Lease liability
Real estate and other	$205

Lease Expense Summary for the year ended December 31, 2019

We recognize lease expense on a straight-line basis over the lease term. For the year ended December 31, 2019, we recognized lease expense comprised of the following components:

(in thousands)	December 31, 2019
Operating lease expense	$3,122
Finance lease expense:
Amortization of ROU asset	$322
Interest expense on lease liability	10

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $0.4 million for the year ended December 31, 2019.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities:

	December 31, 2019	January 1, 2019 (initial recognition)
Weighted-average remaining lease term (years)
Operating Leases	3.4	4.3
Finance Leases	2.3	0.5
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	3.9%	8.0%

December 31, 2019 | 56

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at December 31, 2019:

(in thousands)	Operating Leases	Financing Leases
2020	$4,019	$107
2021	3,467	107
2022	3,026	—
2023	1,163	—
2024	486	—
Thereafter	162	—
Total lease payments	12,323	214
Less: imputed interest	(1,007)	(9)
Total lease liability	$11,316	$205

(4) Other Current Liabilities

Other current liabilities were as follows:

	December 31,
(in thousands)	2019	2018
Personnel accruals	$8,187	$7,993
Share-based compensation	5,011	2,667
Operating lease liabilities (1)	3,523	—
Accrued interest	2,518	2,516
Sales incentives	1,614	1,727
Prepaid revenue contracts	277	5,863
Other accrued expenses and liabilities	2,913	3,300
Total other current liabilities	$24,043	$24,066

(1)The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore, only 2019 disclosures are applicable to be included within the table above.

Other current liabilities include amounts accrued by the Partnership and owed to CVR Energy and its affiliates under the shared services agreement of $5.4 million and $3.5 million at December 31, 2019 and 2018, respectively. Refer to Note 9 (“Related Party Transactions”) for additional discussion.

(5) Long-Term Debt

Long-term debt consists of the following:

	December 31,
(in thousands)	2019	2018
9.25% Senior Secured Notes, due 2023 (1)(2)	$645,000	$645,000
6.50% Senior Notes, due 2021	2,240	$2,240
Unamortized discount and debt issuance costs (3)	(14,834)	(18,251)
Total long-term debt	$632,406	$628,989

(1)This debt was issued at a $16.1 million discount which is being amortized, as interest expense, over the remaining term of the debt. Debt issuance costs associated with this debt totaled $9.4 million.

December 31, 2019 | 57

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)The estimated fair value of total long-term debt outstanding was approximately $673.8 million and $670.8 million as of December 31, 2019 and 2018, respectively. This estimate of fair value is Level 2 as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(3)For the years ended December 31, 2019, 2018, and 2017, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $3.7 million, $3.3 million, and $3.0 million, respectively.

Credit Facilities Outstanding

(in thousands)	Total Capacity	Amount borrowed as of December 31, 2019	Outstanding Letters of Credit	Available capacity as of December 31, 2019	Maturity Date
Asset Based (AB) Credit Facility (1)	$49,795	$—	$—	$49,795	September 30, 2021

(1)At the option of the borrowers, loans under the asset based credit facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

9.25% Senior Secured Notes, due 2023

On June 10, 2016, CVR Partners and CVR Nitrogen Finance Corporation (“CVR Nitrogen Finance”), an indirect wholly-owned subsidiary of CVR Partners (together the “2023 Notes Issuers”), certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

On or after June 15, 2019, the 2023 Notes Issuers may on any one or more occasions, redeem all or part of the 2023 Notes at the redemption prices set forth below expressed as a percentage of the principal amount of the 2023 Notes plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning June 15,	Percentage
2019	104.625%
2020	102.313%
2021 and thereafter	100%

The 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict CVR Partners’ ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnerships’ restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnerships’ assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. In addition, the indenture contains customary events of default, the occurrence of which would result in or permit the trustee or the holders of at least 25% of the 2023 Notes to cause the acceleration of the 2023 Notes, in addition to the pursuit of other available remedies.

6.50% Senior Notes, due 2021

The Partnership issued $320 million aggregate principal amount of 6.50% Senior Notes due 2021 (the “2021 Notes”) in April 2016, prior to the East Dubuque merger. The 2021 Notes bear interest at a rate 6.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The 2021 Notes are scheduled to mature April 15, 2021, unless repurchased or redeemed earlier in accordance with their terms. The substantial majority of the 2021 Notes were repurchased in June 2016. As of December 31, 2019, 2018, and 2017, $2.2 million of principal amount of the 2021 Notes remained outstanding.

December 31, 2019 | 58

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Based (AB) Credit Facility

On September 30, 2016, CVR Partners entered into a senior secured asset based revolving credit facility (the “AB Credit Facility”) with a group of lenders and UBS AG (“UBS”), as administrative agent and collateral agent. The AB Credit Facility has an aggregate principal amount of availability of up to $50 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. The AB Credit Facility is scheduled to mature on September 30, 2021.

The Partnership is in compliance with all covenants of the 9.25% Senior Secured Notes, the 6.50% Senior Notes, and the AB Credit Facility as of December 31, 2019.

(6) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Year Ended December 31,
(in thousands)	2019	2018
Ammonia	$94,467	$66,254
UAN	251,199	222,329
Urea products	17,430	20,633
Net sales, exclusive of freight and other	363,096	309,216
Freight revenue	33,436	33,567
Other revenue	7,645	8,299
Net sales	$404,177	$351,082

The Partnership sells its products on a wholesale basis under a contract or by purchase order. The Partnership’s contracts with customers generally contain fixed pricing and most have terms of less than one year. The Partnership recognizes revenue at the point in time at which the customer obtains control of the product, which is generally upon delivery and acceptance by the customer. The customer acceptance point is stated in the contract and may be at one of the Partnership’s manufacturing facilities, at one of the Partnership’s off-site loading facilities, or at the customer’s designated facility. Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in cost of materials and other. Qualifying taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

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

Transaction price allocated to remaining performance obligations

As of December 31, 2019, the Partnership had approximately $9.0 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $4.0 million of these performance obligations as revenue by the end of 2020, an additional $2.9 million in 2021, and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining

December 31, 2019 | 59

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

Contract balances

The Partnership’s deferred revenue is a contract liability that primarily relates to fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product. At December 31, 2019, $18.7 million of the deferred revenue balance pertained to prepaid contracts where the associated receivable was recognized as it had not yet been collected by the Partnership.

A summary of the deferred revenue activity during the year ended December 31, 2019 is presented below:

(in thousands)
Balance at December 31, 2018	$68,804
Add:
New prepay contracts entered into during the period (1)	45,538
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	67,824
Revenue recognized related to contracts entered into during the period	18,004
Other changes	673
Balance at December 31, 2019	$27,841

(1)Includes $26.8 million where payment associated with prepaid contracts was collected.

Major Customers

CVR Partners has two customers who comprise 28%, 20%, and 16% of net sales for the years ended December 31, 2019, 2018, and 2017, respectively.

(7) Share-Based Compensation

CVR Partners’ Phantom Unit Awards

CVR Partners has a Long-Term Incentive Plan (“LTIP”) which permits the granting of options, stock and unit appreciation rights (“SARs”), restricted shares, restricted stock units, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, dividend and distribution equivalent rights, share awards, and performance awards (including performance share units, performance units, and performance-based restricted stock). As of December 31, 2019, only phantom unit awards under the LTIP remained outstanding. Individuals who are eligible to receive awards and grants under the LTIP include CVR Energy’s and the Partnership’s employees, officers, consultants, advisors, and directors.

December 31, 2019 | 60

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of phantom unit award activity and changes under the LTIP during the year ended December 31, 2019 is presented below:

(in thousands, except per unit data)	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2018	1,246,815	$3.84	$4,239
Granted	920,884	3.46
Vested	(531,351)	4.03
Forfeited	(79,434)	3.83
Non-vested at December 31, 2019	1,556,914	$3.55	$4,826

Unrecognized compensation expense associated with the phantom units at December 31, 2019 was approximately $3.9 million, which is expected to be recognized over a weighted average period of 1.7 years. Compensation expense recorded for the years ended December 31, 2019, 2018, and 2017 related to awards under the CVR Partners LTIP was approximately $2.3 million, $1.9 million, and $1.1 million, respectively.

As of December 31, 2019 and 2018, the Partnership had a liability of $1.2 million and $0.5 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights. For the years ended December 31, 2019, 2018, and 2017, the Partnership paid cash of $1.7 million, $1.7 million, and $1.4 million, respectively, to settle liability-classified awards upon vesting.

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

As of December 31, 2019 and 2018, the Partnership had liabilities related to these incentive unit awards of $1.4 million and $0.4 million, respectively, which is recorded in Other current liabilities. For the year ended December 31, 2019, the Partnership had no reimbursements and $0.8 million, and $1.0 million for the years ended December 31, 2018 and 2017, respectively, related to its allocated portion of CVR Energy’s incentive unit awards payments. Total compensation expense for the years ended December 31, 2019, 2018, and 2017 related to the incentive units was $1.0 million, $0.5 million and $1.4 million, respectively.

Performance Unit Awards

In connection with an employment agreement dated November 1, 2017, the Partnership’s executive chairman received two performance unit awards:

A performance unit award was granted for the performance cycle from January 1, 2018 to December 31, 2018 (the “2018 Performance Unit Award”) that vested and was paid in February 2019. Compensation cost for the 2018 Performance Unit Award of $0.1 million was allocated to the Partnership and was recorded within Other current liabilities on the Consolidated Balance Sheets as of December 31, 2018. The Partnership reimbursed CVR Energy for this allocated portion of the performance unit award in 2019.

Additionally, on November 1, 2017, CVR Energy entered into a performance unit award agreement (the “2017 Performance Unit Award Agreement”) with our executive chairman representing the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy’s common stock over the 30 day trading period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. Compensation costs recognized for the years ended December 31, 2019, 2018, and 2017 were $0.0 million, $0.4 million, and $0.5 million, respectively. As of December 31, 2019 and 2018, the Partnership had an outstanding liability of $0.4 million and $0.4 million, which was recorded in Other current liabilities on the Consolidated Balance Sheets. At December 31, 2019, there was approximately $1.1 million of total unrecognized compensation costs related to the 2017 Performance Unit Award Agreement.

December 31, 2019 | 61

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Benefit Plans

CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the “Plans”), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR Partners provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership’s matching contributions and contain a provision to count service with predecessor organizations. The Partnership’s contributions under the Plans were approximately $1.8 million, $1.8 million, and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(8) Commitments and Contingencies

Supply Commitments

The minimum required payments for unconditional purchase obligations, including the natural gas purchases outlined below, are as follows:

(in thousands)	Unconditional Purchase Obligations
Year Ending December 31,
2020	$14,005
2021	8,384
2022	7,757
2023	5,715
2024	4,988
Thereafter	39,070
$79,919

Supply Commitments - The Partnership is a party to various supply agreements with both related and third parties which commit the Partnership to purchase minimum volumes of hydrogen, oxygen, nitrogen, pet coke, and natural gas to run its plants’ operations.

The Partnership is also party to a natural gas supply agreement with a third-party that renews annually. Natural gas expense for the years ended December 31, 2019, 2018, and 2017 totaled approximately $33.1 million, $42.4 million, and $40.1 million, respectively, and is included in cost of materials and other and direct operating expenses (exclusive of depreciation and amortization).

The Coffeyville Facility has a hydrogen purchase and sale agreement with CVR Energy’s Coffeyville refinery, pursuant to which it agrees to pay a monthly fixed fee. Additionally, the Coffeyville Facility purchases pet coke under a coke supply agreement. See Note 9 (“Related Party Transactions”) for further discussion of and amounts incurred for the hydrogen purchase and sale agreement and pet coke supply agreement.

The Coffeyville Facility is also party to the Amended and Restated On-Site Product Supply Agreement with a third-party, pursuant to which, it is required to take as available and pay for the supply of oxygen and nitrogen to the plant. This agreement expires in April 2020. Expenses associated with this agreement are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2019, 2018, and 2017, totaled approximately $4.2 million, $3.8 million, and $4.2 million, respectively.

In addition to the related party coke supply agreement, the Coffeyville Facility has pet coke supply agreements with multiple third-party refineries to purchase 300,000 tons of pet coke at a fixed price through the end of the terms, currently ending in December 2020. The Coffeyville Facility has historically purchased third-party pet coke based on spot purchases and supply agreements in place at the time. The delivered cost of third-party pet coke purchases is included in Cost of materials and

December 31, 2019 | 62

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other and totaled approximately $10.3 million, $4.8 million, and $4.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The East Dubuque Facility has a utility service agreement with a third-party energy cooperative. The term of this agreement ends in June 2022 and includes certain charges on a take-or-pay basis. The cost of utilities, including natural gas purchases, is included in Direct operating expenses (exclusive of depreciation and amortization) and amounts associated with this agreement totaled approximately $3.7 million, $10.6 million, and $10.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Contingencies

We do not have any pending litigation or contingencies as of December 31, 2019.

(9) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the years ended December 31, 2019, 2018, and 2017 is summarized below:

Sales to related parties

		Year Ended December 31,
(in thousands)	Related Party	2019	2018	2017
Net sales
Feedstock and Shared Services Agreement	CRRM (1)	$119	$371	$405

Expenses from related parties

		Year Ended December 31,
(in thousands)	Related Party	2019	2018	2017
Cost of materials and other
Hydrogen Purchase and Sale Agreement	CRRM (1)	$4,648	$4,218	$4,167
Coke Supply Agreement	CRRM (1)	3,628	2,630	1,985
Terminal and Operating Agreement	CRT (2)	84	31	61

Direct operating expenses (exclusive of depreciation and amortization)
Services Agreement	CVR Energy	$3,390	$2,990	$3,061
Limited Partnership Agreement	CVR GP	728	756	580
Lease Agreement	CRRM (1)	117	114	112

Selling, general and administrative expenses
Services Agreement	CVR Energy	$15,755	$14,157	$12,924
Limited Partnership Agreement	CVR GP	2,526	2,419	2,691

December 31, 2019 | 63

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts due to related parties

		December 31,
(in thousands)	Related Party	2019	2018
Prepaid expenses and other current assets
Feedstock and Shared Services Agreement:	CRRM (1)	$249	$208

Accounts payable to affiliates
Feedstock and Shared Services Agreement	CRRM (1)	$788	$1,106
Hydrogen Purchase and Sale Agreement	CRRM (1)	271	324
Coke Supply Agreement	CRRM (1)	15	138
GP Services Agreement	CVR GP	1,182	1,372

Other current liabilities
Limited Partnership Agreement	CVR GP	$1,327	$1,179
Services Agreement	CVR Energy	4,124	2,352

Other long-term liabilities
Limited Partnership Agreement	CVR GP	$119	$503

(1)“CRRM” is Coffeyville Resources Refining and Marketing, LLC, an indirect wholly-owned subsidiary of CVR Energy.
(2)“CRT” is Coffeyville Resources Terminal, LLC, an indirect wholly-owned subsidiary of CVR Energy.

Feedstock and Shared Services Agreement

Our Coffeyville Facility operates under a feedstock and shared services agreement, as amended, (the “Feedstock Agreement”) with CRRM under which the two parties provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM’s Coffeyville refinery and our Coffeyville Facility. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen, and natural gas. The Feedstock Agreement has an initial term of 20 years, ending in 2031, which will be automatically extended for successive five-year renewal periods. Either party may terminate the Feedstock Agreement, effective upon the last day of a term, by giving notice no later than three years prior to a renewal date.

Coke Supply Agreement

Our Coffeyville Facility purchases pet coke from CVR Energy’s Coffeyville refinery under a coke supply agreement (the “Coke Supply Agreement”), which provides that CRRM must deliver, and the Coffeyville Facility must purchase, during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke or (ii) 500,000 tons of pet coke. If during a calendar month, more than 41,667 tons of pet coke is produced and available for purchase, then the Coffeyville Facility will have the option to purchase the excess at the purchase price provided for in the agreement. If the option is declined, CRRM may sell the excess to a third-party.

The Partnership’s Coffeyville Facility obtains a significant amount (61% on average during last five years, 40% in 2019) of the pet coke it needs from the Coke Supply Agreement. Any remaining pet coke needs are required to be purchased from various third-parties. See Note 8 (“Commitments and Contingencies”) for further discussion of third-party pet coke supply commitments. The price paid pursuant to the Coke Supply Agreement is based on the lesser of a pet coke price derived from the price received for UAN (the “UAN-based Price”) or a pet coke price index. The UAN-based Price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost (“netback price”) of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton.

The Coke Supply Agreement has an initial term of 20 years, ending in 2027, which will be automatically extended for successive five-year renewal periods. Either party may terminate the agreement by giving notice no later than three years prior

December 31, 2019 | 64

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

Hydrogen Purchase and Sale Agreement

Our Coffeyville Facility and CRRM are parties to a hydrogen purchase and sale agreement (the “Hydrogen Agreement”) pursuant to which CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month to the facility. The committed volume pricing is based on a monthly fixed fee (based on the fixed and capital charges associated with producing the committed volume) and a monthly variable fee (based on the natural gas price associated with hydrogen actually received). In the event the Coffeyville Facility fails to take delivery of the full committed volume in a month, the Partnership remains obligated to pay CRRM for the monthly fixed fee and the monthly variable fee based upon the actual hydrogen volume received, if any. In the event CRRM fails to deliver any portion of the committed volume for the applicable month for any reason other than planned repairs and maintenance, the Partnership will be entitled to a pro-rata reduction of the monthly fixed fee. The Partnership also has the option to purchase excess volume of up to 60,000 mscf per month, or more upon mutual agreement, from CRRM, if available for purchase.

The agreement has an initial term of 20 years and will be automatically extended following the initial term for additional successive five-year renewal terms unless either party gives 180 days’ written notice. Certain fees under the agreement are subject to modification after this initial term. The agreement contains customary terms related to indemnification, as well as termination for breach, by mutual consent, or due to insolvency or cessation of operations.

Water and Facilities Sharing Agreement

Our Coffeyville Facility is party to a raw water and facilities sharing agreement with CRRM (the “Water Agreement”) which (i) provides for the allocation of raw water resources between CVR Energy’s Coffeyville refinery and our Coffeyville Facility and (ii) provides for the management of the water intake system (consisting primarily of a water intake structure, water pumps, meters, and a short run of piping between the intake structure and the origin of the separate pipes that transport the water to each facility) which draws raw water from the Verdigris River for both our Coffeyville Facility and CVR Energy’s Coffeyville refinery.

Environmental Agreement

Our Coffeyville Facility is a party to an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting CVR Energy’s Coffeyville refinery and our Coffeyville Facility. To the extent that liability arises from environmental contamination that is caused by CRRM but is also commingled with environmental contamination caused by our Coffeyville Facility, CRRM may elect, in its sole discretion and at its own cost and expense, to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that CRRM will not waive any rights to indemnification or compensation otherwise provided for in the agreement. No liability under this agreement was recorded as of December 31, 2019 and 2018.

Real Estate Transactions

Cross-Easement Agreement. Our Coffeyville Facility is party to a cross-easement agreement (the “Easement Agreement”) with CRRM so that both CRNF and CRRM can access and utilize each other’s land in certain circumstances in order to operate their respective businesses.

Terminal and Operating Agreement. Our Coffeyville Facility entered into a lease and operating agreement with CRT, under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, we may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that we may terminate the agreement during any renewal term with at least 180 days written notice. We will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal, and $4.00 per ton of UAN taken out of the terminal.

December 31, 2019 | 65

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Agreement. Our Coffeyville Facility is party to a lease agreement (the “Lease Agreement”) with CRRM entered into in October 2007 under which we lease certain office and laboratory space. The initial term of the lease was extended an additional year and will expire in October 2020, provided, however, that we may terminate the lease at any time during the initial term by providing 180 days’ prior written notice. In addition, we have the option to renew the lease agreement for up to two additional one-year periods by providing CRRM with notice of renewal at least 60 days prior to the expiration of the then-existing term.

Services Agreement

CVR Partners obtains certain management and other services from CVR Energy and certain of CVR Energy’s subsidiaries pursuant to a services agreement (the “Services Agreement”) between the Partnership, CVR GP, and CVR Energy. CVR Partners is also party to a Trademark License Agreement with CVR Energy which permits the use of trademarks at no cost. Under the Services Agreement, the general partner has engaged CVR Energy to provide certain services, including the following, among others:
•services from CVR Energy’s employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement will serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Energy agree otherwise;
•administrative and professional services, including legal, accounting, financial reporting, human resources, information technology, communications, insurance, tax, credit, finance, and government and regulatory affairs;
•recommendations on capital raising activities to the board of directors of the general partner, including the issuance of debt or equity interests, the entry into credit facilities, and other capital market transactions;
•managing or overseeing litigation and administrative or regulatory proceedings, establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;
•recommending the payment of distributions; and
•managing or providing advice for other projects, including acquisitions, as may be agreed by the general partner and CVR Energy from time to time.

As payment for services provided under the agreement, the Partnership, its general partner, or its subsidiaries must pay CVR Energy (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide the Partnership services under the agreement on a full-time basis; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide the Partnership services under the agreement on a part-time basis, but excluding certain share-based compensation, and such prorated share shall be determined by CVR Energy on a commercially reasonable basis, based on the percentage of total working time that such shared personnel are engaged in performing services for the Partnership; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs, and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement, including travel, insurance, legal and audit services, government and public relations, and bank charges.

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation (refer to Note 7 (“Share-Based Compensation”)), of $7.3 million, $6.6 million, and $6.5 million, respectively, for the years ended December 31, 2019, 2018, and 2017.

Limited Partnership Agreement

The Partnership’s general partner manages the Partnership’s operations and activities as specified in CVR Partners’ limited partnership agreement. The general partner of the Partnership, CVR GP, is managed by its board of directors. The partnership agreement provides that the Partnership will reimburse CVR GP for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership, including salary, bonus, incentive compensation, and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership.

GP Services Agreement

We are a party to a GP services agreement, as amended, (the “GP Services Agreement”) by and among CVR GP and CVR Energy. This agreement allows CVR Energy to engage CVR GP, in its capacity as our general partner, to provide CVR Energy

December 31, 2019 | 66

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with (i) business development and related services and (ii) advice or recommendations for such other projects as may be agreed between the Partnership’s general partner and CVR Energy from time to time. As payment for certain specific services provided under the agreement, CVR Energy must pay a prorated share of costs incurred by us or our general partner in connection with the employment of the certain employees who provide CVR Energy services on a part-time basis, as determined by our general partner on a commercially reasonable basis based on the percentage of total working time that such shared personnel are engaged in performing services for CVR Energy.

Omnibus Agreement

We are party to an omnibus agreement with CVR Energy and our general partner, pursuant to which we have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or the unitholders whatsoever. These obligations will continue so long as CVR Energy owns at least 50% of our general partner. There was no activity reported under this agreement during the years ended 2019, 2018, and 2017.

Replacement Agreements

Coffeyville MSA. Effective February 19, 2020, the Conflicts Committee of the board of directors of CVR GP and the audit committee of CVR Energy approved, and CRNF and CRRM entered into, a new Coffeyville Master Service Agreement (the “Coffeyville MSA”) which replaced and consolidated the Feedstock Agreement, the Coke Supply Agreement, the Hydrogen Agreement, the Water Agreement, the Easement Agreement, and the Lease Agreement (collectively, the “Replaced Coffeyville Agreements”) on substantially equivalent terms as the Replaced Coffeyville Agreements. In addition to affirming the terms and services described in the Replaced Coffeyville Agreements and resetting the durations thereof, as applicable, commencing February 19, 2020, the Coffeyville MSA provides for monthly payments, subject to netting, for all goods and services supplied under the Coffeyville MSA.

Corporate MSA. Also effective February 19, 2020, the Conflicts Committee of the board of directors of CVR GP and the audit committee of CVR Energy approved, and the parties entered into, a new Corporate Master Service Agreement (the “Corporate MSA”) between CRLLC and certain of its affiliates, including CVR GP and the Partnership and its subsidiaries, which replaced and consolidated the Services Agreement, the GP Services Agreement, and the Trademark License Agreement (collectively, the “Replaced Corporate Agreements”) on substantially equivalent terms as the Replaced Corporate Agreements. In addition to affirming the terms and services described in the Replaced Corporate Agreements and resetting the durations thereof, as applicable, commencing February 19, 2020, the Corporate MSA provides for payment by each service recipient under the Corporate MSA of a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup.

Property Exchange

On October 18, 2019, the audit committee of CVR Energy and the Conflicts Committee of the board of directors of CVR GP each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the ASC 805-50 guidance on transferring assets between entities under common control. This transaction had a net impact to the Partnership’s partners’ capital of approximately $0.1 million.

Distributions to CVR Partners’ Unitholders

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

December 31, 2019 | 67

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of December 31, 2019.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2018 - 4th Quarter	March 11, 2019	$0.12	$8,924	$4,670	$13,594
2019 - 1st Quarter	May 13, 2019	0.07	5,205	2,724	7,929
2019 - 2nd Quarter	August 12, 2019	0.14	10,411	5,449	15,860
2019 - 3rd Quarter	November 11, 2019	0.07	5,205	2,724	7,930
Total distributions		$0.40	$29,745	$15,567	$45,313

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner. No distributions were declared for the fourth quarter of 2019.

The Partnership did not pay distributions during the year ended December 31, 2018, while during the year ended December 31, 2017, it paid a distribution of $0.02 per common unit, or $2.3 million. Of this distribution, CVR Energy received $0.8 million.

(10) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Supplemental disclosures:
Cash paid for income taxes, net of refunds (received, net of payments)	$40	$26	$(195)
Cash paid for interest	60,057	60,168	60,081
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows from operating leases	4,019
Operating cash flows from finance leases	20
Financing cash flows from finance leases	321
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$1,618	$(1,031)	$(2,982)

(1)The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore, only 2019 disclosures are applicable to be included within the table above.

December 31, 2019 | 68

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Selected Quarterly Financial Information

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019
	Quarter
(in thousands)	First	Second	Third	Fourth
Net sales	$91,873	$137,660	$88,582	$86,062
Cost of materials and other (1)	23,730	26,000	21,617	22,756
Direct operating expenses (1)	34,820	45,630	47,557	45,622
Operating income (loss)	9,439	34,544	(7,517)	(9,086)
Net (loss) income	(6,079)	18,968	(22,976)	(24,882)

Basic and diluted (loss) income per common unit	$(0.05)	$0.17	$(0.20)	$(0.22)
Basic and diluted weighted-average common units outstanding	113,283	113,283	113,283	113,283

	Year Ended December 31, 2018
	Quarter
(in thousands)	First	Second	Third	Fourth
Net sales	$79,859	$93,197	$79,909	$98,117
Cost of materials and other (1)	22,469	19,139	19,590	27,263
Direct operating expenses (1)	38,669	47,465	35,334	37,851
Operating income (loss)	(3,421)	(790)	2,529	7,996
Net loss	(19,051)	(16,459)	(13,146)	(1,371)

Basic and diluted loss per common unit	$(0.17)	$(0.15)	$(0.12)	$(0.01)
Basic and diluted weighted-average common units outstanding	113,283	113,283	113,283	113,283

(1)Excludes depreciation and amortization expenses.

December 31, 2019 | 69

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    As of December 31, 2019, the Partnership has evaluated, under the direction of the Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon, and as of the date of that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Partnership’s management, including the Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.    The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2019. The Partnership’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of the Partnership’s internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.    There has been no change in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

December 31, 2019 | 70

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management of CVR Partners, LP

As a publicly traded partnership, we are managed by our general partner, CVR GP, LLC, either directly by its board of directors (the “Board”), by its executive officers (who are appointed by the Board) or by its sole member, CRLLC, a wholly owned subsidiary of CVR Energy, subject to the terms and conditions specified in our partnership agreement. Limited partners are not entitled to directly or indirectly participate in our management or operation. Neither our general partner nor the members of its Board are elected by our unitholders, and neither is subject to re-election on a regular basis in the future.

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

The Board

During 2019, the Board consisted of three directors affirmatively determined by the Board to be independent, non-employee directors (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea); three non-employee directors who are also officers of Icahn Enterprises L.P. (“IEP”) (Johnathan Frates, Andrew Langham and Hunter C. Gary); as well as two directors who are also executive officers of our general partner (David L. Lamp, our Executive Chairman, and Mark A. Pytosh, our President and Chief Executive Officer). The Board is led by its chairman of the board, Mr. Lamp. As required by our Corporate Governance Guidelines, the Board periodically evaluates the composition of the Board, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board believes its current structure and composition is best for the Company and its unitholders at this time. All actions of the Board, other than any matters delegated to a committee, will require approval by majority vote of the directors, with each director having one vote. The directors of our general partner hold office until the earlier of their death, resignation or removal. The Board met four times in 2019 and acted once by written consent. All of the directors who served during 2019 attended at least 75% of the total meetings of the Board and each of the committees on which such director served during their respective tenure except for Messrs. Gary and Langham who attended at least 50% of the total meetings of the Board.

December 31, 2019 | 71

The following table sets forth the names, positions, ages, and a description of the backgrounds, experience, and qualifications of our directors, as of February 19, 2020:

Name, Position and Age	Principal Occupation, Experience and Qualifications
David L. Lamp Executive Chairman and Chairman of the Board Age 62 Current Public Company Directorships: CVR Partners (2018 to Current) CVR Energy (2018 to Current)
Mr. Lamp has served as Executive Chairman of our General Partner and President and Chief Executive Officer of CVR Energy and the general partner of CVR Refining since December 2017. Mr. Lamp has more than 40 years of technical, commercial and operational experience in the refining and chemical industries. He previously served as President and Chief Operating Officer of Western Refining, Inc. from 2016 until its sale to Andeavor in 2017 and as president and chief executive officer and a director of the general partner of Northern Tier Energy, L.P. from 2013 until its merger with Western Refining in 2016. Mr. Lamp graduated from Michigan State University with a Bachelor of Science in Chemical Engineering. He also serves on the Board of Directors for the American Fuel & Petrochemical Manufacturers Association and is a past chairman. We believe that Mr. Lamp’s extensive knowledge and experience in the refining and chemical industries, as well as his significant background serving in key executive roles at public and private companies and strong leadership skills make him well qualified to serve as our director.

Former Public Company Directorships: CVR Refining (2018 to 2019) and Northern Tier Energy, L.P. (2013 to 2016)

Mark A. Pytosh President and Chief Executive Officer and Director Age 55 Current Public Company Directorships: CVR Partners (2011 to Current)	Mr. Pytosh has served as Chief Executive Officer and President since 2014, a Director of the general partner of CVR Partners since 2011 and as Executive Vice President - Services of CVR Energy since 2018. Prior to joining CVR Partners, Mr. Pytosh served as Executive Vice President and Chief Financial Officer for Alberta, Canada-based Tervita Corporation, an environmental and energy services company from 2010 to 2014. Mr. Pytosh has served as a director of the University of Illinois Foundation since 2007 and The Fertilizer Institute since 2015. Mr. Pytosh received a Bachelor of Science degree in chemistry from the University of Illinois, Urbana-Champaign. Mr. Pytosh has over thirty years of experience in the energy, environmental services and investment banking industries, having held various executive roles including chief financial officer. His extensive experience with public entities in the energy industry, leadership skills and strong financial background make him well qualified to serve as our director.

December 31, 2019 | 72

Donna R. Ecton Director Age 72 Current Public Company Directorships: CVR Partners (2008 to Current)
Ms. Ecton is chairman and chief executive officer of EEI Inc which she founded in 1998. EEI is a management consulting practice which provides private equity and sub debt firms with turnaround assistance and due diligence through market/operational assessments of companies being considered for acquisition, as well as mentoring and coaching for executive officers. Prior to this, she served on the board of directors of PetSmart, Inc. where she was asked to take over the role of Chief Operating Officer. Other operating experience includes serving as chief executive officer of Business Mail Express, Inc., Van Houten North America and Andes Candies, Inc. Ms. Ecton has also served as a corporate officer of Nutri/System, Inc. and Campbell Soup Company, as well as running the upper Manhattan middle-market lending business and the midtown Manhattan banks for Citibank, N.A. Ms. Ecton has also served as a board member or chairman of numerous privately held companies and non-profit organizations. Ms. Ecton earned her MBA from the Harvard Graduate School of Business Administration, and received her BA in economics from Wellesley College, graduating as a Durant Scholar. Ms. Ecton was elected and served on the Harvard Board of Overseers, and as president of the Harvard Business School Association’s Executive Council. She also served on the Business Advisory Council of the Carnegie Mellon Graduate School of Industrial Administration. Ms. Ecton is a member of the Council on Foreign Relations. We believe Ms. Ecton’s significant background as both an executive officer and director of public companies and extensive experience in finance is an asset to our Board. Her knowledge and experience, as well as risk oversight expertise, provide the audit committee with valuable perspective in managing the relationship with our independent accountants and in the performance of financial auditing oversight.

Former Public Company Directorships: Body Central Corp (2011 to 2014); KAR Auction Services, Inc. (2013 to 2019); Mellon Bank Corporation and Mellon Bank N.A., Mellon PSFS; H&R Block, Inc.; Tandy Corporation; Barnes Group Inc.; Vencor, Inc.; and PetSmart, Inc.

Jonathan Frates
Director
Age 37

Current Public Company Directorships:
CVR Partners (2016 to Current)
CVR Energy (2016 to Current)
Herc Holdings Inc. (2019 to Current)
SandRidge Energy, Inc. (2018 to Current)
Viskase Companies, Inc. (2016 to Current)

Mr. Frates has been a Managing Director at IEP, a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, food packaging, metals, real estate and home fashion, since June 2018. From November 2015 to June 2018, Mr. Frates served as a Portfolio Company Associate at IEP. Prior to joining IEP, Mr. Frates served as a Senior Business Analyst at First Acceptance Corp. and as an Associate at its holding company, Diamond A Ford Corp. Mr. Frates began his career as an Investment Banking Analyst at Wachovia Securities LLC. Mr. Frates has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since September 2018. Ferrous Resources, American Railcar Industries, ACF Industries, Viskase Companies, CVR Energy, CVR Refining and CVR Partners are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Herc Holdings and SandRidge Energy through the ownership of securities. Mr. Frates received a BBA from Southern Methodist University and an MBA from Columbia Business School. Mr. Frates’ significant board experience and broad financial background make him qualified to serve as our director.

Former Public Company Directorships: Ferrous Resources Limited (2016 to 2019); American Railcar Industries, Inc. (2016 to 2018); and CVR Refining (2016 to 2019)

December 31, 2019 | 73

Hunter C. Gary
Director
Age 45

Current Public Company Directorships:
CVR Partners (2018 to Current)
CVR Energy (2018 to Current)
Herbalife Ltd. (2014 to Current)
Cadus Corporation (2012 to Current)
The Pep Boys - Manny, Moe & Jack (2016 to Current)

Mr. Gary has served as Senior Managing Director of IEP since November 2010. At IEP, Mr. Gary is responsible for monitoring portfolio company operations, implementing operational value enhancement as well as leading a variety of operational activities for IEP which focus on a variety of areas including technology, merger integration, supply chain, organization transformation, real estate, recruiting, business process outsourcing, SG&A cost reduction, strategic IT projects, and executive compensation. Mr. Gary has served as President of IEP’s Real Estate segment since November 2013 and has led the Information Technology and Cybersecurity group at IEP since September 2015 while serving as President of Sfire Technology LLC (f.k.a. IEH Technology LLC) since December 2015. Mr. Gary has served as President and Chief Executive Officer of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from March 2014 until June 2018. Prior to IEP and Cadus, Mr. Gary has been employed by Icahn Associates Corporation in various roles since 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC (n.k.a. Insight Portfolio Group, LLC). In addition, Mr. Gary has served as a director of certain wholly-owned subsidiaries of IEP, including: PSC Metals, LLC, since 2012; WestPoint Home LLC, since 2007; Icahn Automotive Group LLC since 2017; and IEH Auto Parts LLC, from June 2015 to May 2017. Mr. Gary has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since July 2015. Icahn Automotive, ACF Industries, Ferrous Resources Limited, Cadus, Viskase Companies, PSC Metals, Tropicana Entertainment, Federal-Mogul, Voltari, American Railcar Industries, CVR Energy, CVR Refining, CVR Partners, WestPoint Home, IEH Auto Parts, and The Pep Boys - Manny, Moe & Jack are each are indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Herbalife through the ownership of securities. Mr. Gary received his B.S. with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. Mr. Gary’s extensive business and operations background, coupled with his board experience, make him qualified to serve as our director.

Former Public Company Directorships: Ferrous Resources Limited (2015 to 2019); CVR Refining (2018 to 2019); Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation) (2012 to 2016); Voltari Corporation (2007 to 2015); American Railcar Industries, Inc. (2008 to 2015); Viskase Companies Inc. (2012 to 2015); Tropicana Entertainment Inc. (2010 to 2018); Cadus (2014-2018); and XO Holdings (2011-2018)

Andrew Langham Director Age 46 Current Public Company Directorships: CVR Partners (2015 to Current) Cheniere Energy, Inc (2017 to Current) Welbilt, Inc. (2016 to Current)	Mr. Langham has been General Counsel of IEP since 2014. From 2005 to 2014, Mr. Langham was Assistant General Counsel of IEP. Prior to joining IEP, Mr. Langham was an associate at Latham & Watkins LLP focusing on corporate finance, mergers and acquisitions, and general corporate matters. CVR Partners, CVR Refining, and CVR Energy are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Cheniere, Welbilt (formerly known as Manitowoc Foodservice, Inc.), Freeport-McMoRan, and Newell Brands through the ownership of securities. Mr. Langham received a B.A. from Whitman College, and a J.D. from the University of Washington. Mr. Langham’s broad board experience and experience in corporate finance make him qualified to serve as our director. Former Public Company Directorships: CVR Energy (2014 to 2017); CVR Refining (2014 to 2019); Freeport-McMoRan Inc.(2015 to 2018); and Newell Brands Inc. (2018)

December 31, 2019 | 74

Frank M. Muller, Jr. Director Age 77 Current Public Company Directorships: CVR Partners (2008 to Current)	Mr. Muller is currently the president of Toby Enterprises, which he founded in 1999 to invest in startup companies, and the chairman of Topaz Technologies, LTD., a software engineering company. Until 2009, Mr. Muller served as chairman and chief executive officer of the technology design and manufacturing firm TenX Technology, Inc., which he founded in 1985. Mr. Muller was a senior vice president of the Coastal Corporation from 1989 to 2001, focusing on business acquisitions and joint ventures, and general manager of the Kensington Company, Ltd. From 1984 to 1989. Mr. Muller started his business career in the oil and chemical industries with PepsiCo, Inc. and Agrico Chemical Company. Mr. Muller served in the United States Army from 1965 to 1973. Mr. Muller received a BS and MBA from Texas A&M University. Mr. Muller’s experience in the chemical industry and expertise in developing and growing new businesses make him qualified to serve as our director.
Peter K. Shea Director Age 68 Current Public Company Directorships: CVR Partners (2014 to Current) Viskase Companies, Inc. (2006 to Current) Hennessy Capital IV (2019 to Current)
Mr. Shea has been a private equity investor since January 2010. Mr. Shea has served as an operating partner of Snow Phipps, a private equity firm, since 2013. Mr. Shea served as an operating advisor for OMERS Private Equity from 2011 until 2016. He serves as Chairman of the Board of Directors of Decopac Inc., a privately held supplier of bakery products to retail food stores since 2017. He served as Chairman of the Board of Directors of FeraDyne Outdoors, LLC, a privately-held manufacturer of sporting goods products, from May 2014 to February 2019. He was a director of the following privately held companies: Chairman of the Board of Directors of Teasdale Foods Inc. (2014 to 2019) and Give and Go Prepared Foods (2012 to 2016). He was previously on the Board of CTI Foods Company, Roncadin Gmbh and New Energy Company of Indiana. Mr. Shea has been Chairman, Chief Executive Officer, President or Managing Director of other companies including Heinz, R&R Foods Ltd. Previously, he held various executive positions, including Head of Global Corporate Development, with United Brands Company, a Fortune 100 company. Mr. Shea began his career with General Foods Corporation. He has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. We believe Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience will be an asset to our board. Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience make him qualified to serve as our director.

Former Public Company Directorships: Voltari Corporation (2015 to 2019); Sitel Worldwide Corporation (2011 to 2015); Trump Entertainment Resorts (2016 to 2017); Hennessy Capital I (2014 to 2015); Hennessy Capital II (2016 to 2017); Hennessy Capital III (2017-2018); American Railcar Industries, Inc. (2006 to 2009); and XO Holdings (2006 to 2009)

Director Independence

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

December 31, 2019 | 75

Board Committees

Our Board has five standing committees: the Audit Committee, the Compensation Committee, the Environmental Health & Safety (“EH&S”) Committee, the Conflicts Committee, and the Special Committee. Any standing committee with a written charter reviews the adequacy of such charter periodically, in addition to evaluating its performance and reporting to the Board on such evaluation. All of the members of the Audit Committee and Conflicts Committee are independent and non-employee directors, as defined by the rules and regulations of the NYSE, the SEC, and our corporate governance guidelines. The composition of the Board’s five standing committees is as follows:

Director	Audit Committee	Compensation Committee	EH&S Committee	Conflicts Committee	Special Committee
Donna R. Ecton	ø		✓	ø
Jonathan Frates					✓
David L. Lamp					✓
Andrew Langham		✓			✓
Frank M. Muller, Jr.	✓	ø	✓	✓
Mark Pytosh			✓
Peter K. Shea	✓		ø

ø = Chairman; ✓ = Committee Member

Audit Committee

As required by the Exchange Act and the listing standards of the NYSE, our Audit Committee consists of three directors, each of whom has been appointed by the Board and affirmatively determined by the Board to meet the independence standards established by the NYSE and the Exchange Act for membership on an audit committee: Ms. Ecton, who also serves as Chairman, and Messrs. Muller and Shea. The Board has determined that each of Ms. Ecton and Messrs. Muller and Shea are “financially literate” and that Ms. Ecton further qualifies as an “Audit Committee Financial Expert,” as defined by SEC rules. Among other responsibilities, the Audit Committee:
•Is directly responsible for the appointment, compensation, retention and oversight of the independent auditors; the approval of all audit and non-audit services provided by and fees to the independent auditor; the evaluation and review of the independence, qualifications and performance of the independent auditors; and, the scope and staffing of the audit;
•Reviews with management, internal auditors and independent auditors the adequacy, quality and integrity of the internal controls and the fair presentation and accuracy of the Partnership’s financial statements;
•Reviews and discusses with management, internal auditors and independent auditors the Partnership’s critical accounting policies and practices, and financial statement presentation of the Partnership;
•Oversees the integrity of the financial reporting process, system of internal accounting controls, and financial statements and reports of the Partnership, including review of the Partnership’s annual and quarterly financial statements and disclosures made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in periodic reports filed with the SEC;
•Oversees and evaluates the performance, responsibilities, budget and staffing of the internal audit function;
•Establishes procedures for and oversees handling of complaints regarding accounting, internal accounting controls or auditing matters and the confidential submission of concerns regarding questionable accounting or auditing matters;
•Sets policies for hiring current or former employees of the independent auditor;
•Periodically reviews the Partnership’s compliance with applicable laws, potential significant financial risks, major litigation, regulatory compliance, risk management, insurance coverage and any policies, practices or mitigation activities relating thereto;
•Reviews external and internal audit reports and management’s responses thereto and any related party or off-balance sheet transactions; and
•Otherwise complies with its responsibilities and duties as stated in its charter.

December 31, 2019 | 76

The Audit Committee met four times during fiscal year 2019. In performing its functions and fulfilling its oversight responsibilities, the Audit Committee consults separately and jointly with the independent auditors, the Partnership’s internal auditors, the Chief Financial Officer, and other members of the Partnership’s management. The Audit Committee reviewed and discussed with management and Grant Thornton LLP, our independent registered accounting firm, the audited financial statements contained in this Annual Report on Form 10-K and received written disclosures and the letter from Grant Thornton LLP required by applicable requirements of the Public Company Accounting Oversight Board. Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

Compensation Committee

Although not required by NYSE listing standards, the Board has a Compensation Committee comprised of Mr. Muller, who also serves as its chairman, and Mr. Langham. While none of the members of our Compensation Committee is required to be “independent,” the Board has affirmatively determined that Mr. Muller meets the independence standards established by the NYSE and the Exchange Act. Among other responsibilities, the Compensation Committee:
•Reviews, amends, modifies, adopts and oversees the incentive compensation plans, equity-based compensation plans, qualified retirement plans, health and welfare plans, deferred compensation plans, and any other benefit plans, programs or arrangements sponsored or maintained by the Partnership or its general partner;
•Evaluates the performance of our executive officers and, in connection therewith, reviews and determines, or recommends to the Board, the annual salary, bonus, equity-based compensation, and other compensation, incentives and benefits of our executive officers (other than compensation and benefits provided by one of its affiliates);
•Reviews and approves any employment, consulting, change in control, severance or termination, or other compensation agreements or arrangements with our executive officers;
•Reviews and makes recommendations to the Board with respect to the compensation of non-employee directors or any plans or programs relating thereto;
•Reviews and discusses the Compensation Committee Report and the Compensation Discussion and Analysis and recommends to the Board their inclusion in the Partnership’s Annual Reports on Form 10-K;
•Assists the Board in assessing any risks to the Partnership associated with compensation practices and policies; and
•Otherwise complies with its responsibilities and duties as stated in its charter.

The Compensation Committee has the sole authority to retain any compensation consultant, legal counsel or other adviser that the Compensation Committee determines is independent from management under the independence factors enumerated by the rules of the NYSE, and is directly responsible for the appointment, compensation and oversight of the work of any such consultant or adviser. The Compensation Committee met one time during fiscal year 2019 and acted by written consent five times. In performing its functions and fulfilling its oversight responsibilities, the Compensation Committee consults separately and jointly with the Executive Chairman and other members of our management.

Conflicts Committee

Pursuant to our partnership agreement, our general partner may, but is not required to, seek the approval of the Conflicts Committee whenever a conflict arises between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other. The Conflicts Committee may then determine whether the resolution of the conflict of interest is the best interests of the Partnership. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence standard established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. During 2019, the Conflicts Committee was comprised of Ms. Ecton, who also serves as its chairman, and Mr. Muller. Among other responsibilities, the Conflicts Committee:
•As requested by the Board, investigates, reviews, evaluates and acts upon any potential conflicts of interest between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other; and
•Carries out any other duties delegated by the Board that relate to potential conflicts of interest.

In performing its functions and fulfilling its responsibilities, the Conflicts Committee has the sole authority to retain, compensate, direct, oversee, and terminate any counsel or other advisers hired to assist the Conflicts Committee, including engaging consultants, attorneys, independent accountants and other service providers to assist in the evaluation of conflicts

December 31, 2019 | 77

matters and approving such consultants’ fees and other retention terms. Any matters approved by the Conflicts Committee are conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by the general partner of any duties it may owe us or our unitholders. The Conflicts Committee met one time in 2019.

EH&S Committee and Special Committee

Although not required by NYSE listing standards, the Board has an EH&S Committee comprised of Mr. Shea, who also serves as its chairman, Ms. Ecton and Messrs. Muller and Pytosh. While none of the members of our EH&S Committee is required to be “independent,” the Board has affirmatively determined that Ms. Ecton and Messrs. Shea and Muller meet the independence standards established by the NYSE and the Exchange Act. Among other responsibilities, the EH&S Committee is responsible for providing oversight with respect to the establishment and administration of environmental, health and safety policies, programs, procedures and initiatives. The EH&S Committee met one time in 2019.

The Board also has a Special Committee comprised of Messrs. Frates, Lamp and Langham. Among other responsibilities, the Special Committee is responsible for evaluating and approving matters arising during the intervals between meetings of the Board that did not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of that Board, and also for exercising the approval authority delegated to the Special Committee by the Board. The Special Committee did not meet in 2019, and acted by written consent six times.

Meetings of Independent or Non-Management Directors and Executive Sessions

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. During 2019, three of our eight directors were independent, and three of our eight directors were non-management. Our independent directors met during five executive sessions in 2019. Ms. Ecton presided over the executive sessions held by our independent directors. Our non-management directors met one time in executive session in 2019. The non-management directors determine who will preside over each executive session.

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

Compensation Committee Interlocks and Insider Participation

During 2019, the Compensation Committee was comprised of Messrs. Muller and Langham. None of the members of the Compensation Committee during 2019 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

Corporate Governance Guidelines and Codes of Ethics

Our Corporate Governance Guidelines, as well as our Code of Ethics and Business Conduct, which applies to all of our directors, officers, and employees (and which includes additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions) are available free of

December 31, 2019 | 78

charge on our website at www.CVRPartners.com. These documents are also available in print without charge to any unitholder requesting them. We intend to disclose any changes in or waivers from our Code of Ethics and Business Conduct by posting such information on our website or by filing a Form 8-K with the SEC.

Executive Officers

While the Board provides high-level strategy and guidance for the Partnership, our day-to-day activities are carried out by our executive officers. Our executive officers are appointed by the Board and act within the authorities granted by the Board and our organizational documents. Limited partners are not entitled to appoint our executive officers or directly or indirectly participate in our management or operations. In this report, we refer to the executive officers of our general partner as “our executive officers.” The following table sets forth the names, positions, ages, background, experience and qualifications (as of February 19, 2020) of the executive officers of our general partner, other than Messrs. Lamp and Pytosh, who are listed under “The Board” above.

Name	Principal Occupation, Experience and Qualifications
Tracy D. Jackson Age: 50 Executive Vice President and Chief Financial Officer (since 2018)	Ms. Jackson has served as our Executive Vice President and Chief Financial Officer since May 2018. Prior to joining CVR Partners, Ms. Jackson held various positions at Tesoro Corporation and Tesoro Logistics LP including vice president and controller from March 2015 to October 2016, vice president of financial planning and analytics from September 2013 to March 2015, vice president of finance and treasurer from October 2010 to September 2013 and vice president of internal audit from May 2007 to September 2010. Ms. Jackson obtained her undergraduate Bachelor of Business Administration and Accounting in 1993 and a Master of Business Administration in May 2012 from the University of Texas at San Antonio. Ms. Jackson is a CPA, a Certified Internal Auditor and Certified Information Systems Auditor.
Melissa M. Buhrig Age: 44 Executive Vice President, General Counsel and Secretary (since 2018)	Ms. Buhrig has served as our Executive Vice President, General Counsel and Secretary since July 2018. Prior to joining CVR Partners, Ms. Buhrig served as executive vice president, general counsel and secretary of Delek US Holdings, Inc. and the general partner of Delek Logistics Partners, LP from October 2017 to June 2018 and held various positions with Western Refining, Inc. (“WNR”) from November 2005 until June 2017 including senior vice president-services and compliance officer from August 2016 until WNR’s acquisition by Andeavor in July 2017, executive vice president, general counsel, secretary and compliance officer of the general partner of Northern Tier Energy, LP (a WNR affiliate) from March 2014 until August 2016 and vice president, assistant general counsel and assistant secretary prior to March 2014. Ms. Buhrig received a Bachelor of Arts in Political Science from the University of Michigan and a Juris Doctorate with honors from the University of Miami School of Law.
Matthew W. Bley Age: 38 Chief Accounting Officer and Corporate Controller (since 2018)	Mr. Bley has served as our Chief Accounting Officer and Corporate Controller since April 2018. Prior to joining CVR Partners, Mr. Bley held the roles of assistant controller of reporting from March 2015 to April 2018, senior manager of financial reporting from September 2013 to March 2015, and manager of accounting research from May 2012 to September 2013 for Andeavor (formerly Tesoro). Mr. Bley received a Bachelor of Science in Business Administration and a Master of Science in Accounting from Trinity University in 2004 and 2005, respectively. In addition, he received a Master of Business Administration from Baylor University and is a Certified Public Accountant.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate,

December 31, 2019 | 79

to our knowledge, all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2019.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements (the “Compensation Discussion and Analysis”) of our named executive officers (defined below) for 2019 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation actions. Our actual compensation actions may differ materially from the currently planned programs and payouts summarized in this discussion.

Named Executive Officers

The “named executive officers” in this Form 10-K are as follows:

(1)David L. Lamp, our Executive Chairman;

(2)Mark A. Pytosh, our President and Chief Executive Officer;

(3)Tracy D. Jackson, our Executive Vice President and Chief Financial Officer;

(4)The next two most highly compensated individuals who were serving as executive officers at the end of the last completed fiscal year (Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary; and Matthew W. Bley, Chief Accounting Officer and Corporate Controller; and

(5)Janice T. DeVelasco, our Vice President - Environmental, Health & Safety, who ceased to be an “executive officer” under the Exchange Act of 1934 as of May 2019.

Neither the Partnership nor our general partner directly employs our named executive officers other than Mr. Pytosh, who as of December 31, 2019, was employed by our general partner. All of our other executive officers are employed by CVR Energy or its subsidiaries, and all of our executive officers divide their time between working for us and working for CVR Energy and its other subsidiaries.

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2019 were as follows: David L. Lamp (15%); Mark A. Pytosh (60%); Tracy D. Jackson (30%); Melissa M. Buhrig (20%); Matthew W. Bley (15%); and Janice DeVelasco (15%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its other subsidiaries.

Our named executive officers provide services to us under a services agreement between us, our general partner and CVR Energy (the “Services Agreement”), under which:
•CVR Energy makes available to our general partner the services of certain CVR Energy executive officers and employees, some of whom serve as executive officers of our general partner; and
•We, our general partner and our operating subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any portion of the costs that CVR Energy incurs in providing compensation and benefits to such CVR Energy employees while they are performing services to us. We also pay our allocated portion of performance units and incentive units issued by CVR Energy or its subsidiaries to those employees providing services to us under the Services Agreement.

Under the Services Agreement, we pay CVR Energy: (i) all costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services on a full-time basis, but excluding certain share-based compensation; (ii) a prorated share of costs incurred by CVR Energy or its affiliates in connection with the employment of its employees who provide us services on a part-time basis, but excluding certain share-based compensation, with such prorated

December 31, 2019 | 80

share determined by CVR Energy on a commercially reasonable basis, based on the percent of total working time that such shared employees are engaged in performing services for us; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; and (iv) various other administrative costs in accordance with the terms of the agreement. Either CVR Energy or our general partner may terminate the Services Agreement upon at least 180 days’ notice. For more information on this Services Agreement and the GP Services Agreement (referenced below), see “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy.” In addition, we or our general partner may provide certain services to CVR Energy via the GP Services Agreement (“GP Services Agreement”). Pursuant to the GP Services Agreement, CVR Energy must pay a prorated share of costs incurred by the Partnership or its general partner in connection with the provision of services to CVR Energy on a part-time basis by employees of the Partnership, as determined by the general partner on a commercially reasonable basis based on the percentage of total working time that such shared employees are engaged in performing services for CVR Energy.

Compensation Philosophy, Objectives and Processes

Our Compensation Committee approves compensation only for Mr. Pytosh (other than 40% of his base salary, annual bonus and equity-based incentives which are set by CVR Energy). Although our Compensation Committee generally engages in discussions with the Compensation Committee of the board of directors of CVR Energy (the “CVI Compensation Committee”) regarding compensation for our named executive officers and the performance of such named executive officers, it does not determine the compensation of those other named executive officers other than Mr. Pytosh, and has no control over and does not establish or direct the compensation policies or practices of CVR Energy. Accordingly, while the compensation philosophies, objectives and processes described below are generally applicable to both the Partnership and CVR Energy, the remainder of this Compensation Discussion and Analysis discusses CVR Partners’ compensation programs in which references to our named executive officers refer solely to Mr. Pytosh, except where otherwise indicated.

In establishing named executive officer compensation, our Compensation Committee (and the CVI Compensation Committee) generally seeks to compensate named executive officers in a way that meaningfully aligns their interests with the interests of our unitholders, including:
•Incentivizing important business priorities such as safety, reliability, environmental performance and earnings growth;
•Aligning the named executive officers’ interests with those of our unitholders and stakeholders, including providing long-term economic benefits to the unitholders;
•Providing competitive financial incentives in the form of salary, bonuses and benefits with the goal of retaining and attracting talented and highly motivated executive officers; and,
•Maintaining a compensation program whereby the executive officers, through exceptional performance and equity-based incentive awards, have the opportunity to realize economic rewards commensurate with appropriate gains of other unitholders and stakeholders.

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

The Compensation Committee also generally considers, among other factors, the success and performance of the Partnership, the contributions of named executive officers to such success and performance, and the current economic conditions and industry environment in which the Partnership operates. From time to time, the Compensation Committee may utilize various tools in evaluating and establishing named executive officer compensation, including their own common sense, knowledge and experience, as well as some or all of the following:
•Input from Board members or management. The Compensation Committee may from time to time ask that certain members of the Board and/or management provide information and recommendations relating to named executive officer compensation. Such information typically includes the named executive officers’ roles and responsibilities, job performance, the Partnership’s performance generally and among the industry, and such other information as may be requested by the Compensation Committee.
•Market data and peer comparisons. The Compensation Committee may utilize market data derived from the executive pay practices and levels of industry companies supplemented with broad-based compensation survey data, survey data

December 31, 2019 | 81

from the energy, refining and processing industries that influence the competitive market for executive compensation levels and/or from companies comparable to the Company in terms of size and scale.
•The analysis, judgment and expertise of an independent compensation consultant. The Compensation Committee may engage an independent outside compensation consultant periodically to provide a comprehensive analysis and recommendations regarding named executive officer compensation.

Our Compensation Committee periodically evaluates and considers risks of our compensation policies and practices and those of CVR Energy as generally applicable to employees, including our named executive officers. Our Compensation Committee believes that neither our policies and practices nor the policies and practices of CVR Energy encourage excessive or unnecessary risk-taking, and are not reasonably likely to have a material adverse effect on us. In reaching this conclusion, our Compensation Committee reviewed and discussed the design features, characteristics, and performance metrics of our compensation programs, approval mechanisms for compensation, and observed the following factors, among others, which the Compensation Committee believes reduces risks associated with our and CVR Energy’s compensation policies and practices:
•Our compensation policies and practices are centrally designed and administered;
•Our compensation is balanced among (i) fixed components like salary and benefits, and (ii) annual and long-term incentives tied to a mix of financial and operational performance; and
•The Compensation Committee has discretion to adjust annual or performance-based awards when appropriate based on our interests and the interests of our unitholders.

Compensation Process for 2019

We compete with many other companies for experienced and talented executives. In setting named executive officer compensation for 2019, while the Compensation Committee considered the philosophies and objectives described above, it did not engage an independent compensation consultant. Instead, the Compensation Committee considered input from management including the Executive Chairman and utilized the directors’ own common sense, knowledge and experience in assessing reasonableness of compensation and ensuring compensation levels remain competitive in the marketplace. The Compensation Committee further considered the structure it utilized for 2018 compensation, determined that no material changes to such structure was appropriate at this time, and elected to keep the structure of 2019 compensation generally consistent with the previous year.

2019 Named Executive Officer Compensation - CVR Partners

Compensation Elements. As with 2018, the three primary components of CVR Partners’ compensation program for 2019 included base salary, an annual performance-based cash bonus, and an annual equity-based incentive award vesting ratably over three years. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation.

Base Salary. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives, to enhance the executive’s motivation in a highly competitive and dynamic environment, and to reward individual and company performance. Rather than establishing compensation solely on a formula-driven basis, decisions by our Compensation Committee are made using an approach that considers several important factors in developing compensation levels. In determining base salary levels, the Compensation Committee takes into account the following factors: (i) CVR Partners’ financial and operational performance for the year; (ii) the previous years’ compensation level for each executive; (iii) recommendations of the Executive Chairman based on individual responsibilities and performance, (iv) the directors’ own common sense, knowledge, experience and views of the skills necessary for long-term performance; (v) whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair; and (vi) each named executive officer’s commitment and ability to strategically meet business challenges, achieve financial results, promote legal and ethical compliance, lead their own business or business team for which they are responsible and diligently and effectively respond to immediate needs of the volatile industry and business environment. In February 2019, considering the factors set forth above, the Compensation Committee established 2019 base salary for Mr. Pytosh of $330,630, making Mr. Pytosh’s total 2019 base salary, including time dedicated to CVR Energy, $551,050.

Annual Performance-Based Bonus. During 2019, the Compensation Committee evaluated the metrics included in CVR Partners’ annual performance-based bonus program for 2018 (the “2018 UAN Plan”) and the Partnership’s Mission and Core Values described in Management’s Discussion and Analysis above, and further considered the Compensation Committee’s

December 31, 2019 | 82

objectives of rewarding employees (including named executive officers) for measured performance, aligning employees’ interests with those of its unitholders, encouraging employees to focus on targeted performance, and providing employees with the opportunity to earn additional compensation based on their and the Partnership’s performance. In March 2019, the Compensation Committee considered these factors and, following consultation with Mr. Lamp, established the 2019 CVR Partners, LP Performance-Based Bonus Plan (the “2019 UAN Plan”), which applies to all eligible employees of the general partner, including Mr. Pytosh and contains terms generally equivalent to the 2018 UAN Plan.

The 2019 UAN Plan includes a target bonus percentage for each participant. In setting Mr. Pytosh’s target bonus percentage for 2019, the Compensation Committee considered his bonus target for 2018, the total cash compensation to which Mr. Pytosh may be eligible in 2019, the expected ratio of salary to bonus and the Compensation Committee’s belief that a significant portion of its named executive officers’ compensation should be at risk based on individual and entity performance, and elected to keep his 2019 bonus target the same as 2018, or 135% of base salary.

Payout under the 2019 UAN Plan was dependent first on achievement of an Adjusted EBITDA Threshold of $94 million, and following achievement thereof, based upon the achievement of the Partnership under the performance measures specified below, followed by an adjustment based on employees’ individual performance. These performance measures, including the threshold, target and maximum performance goals for each such performance measure, included in the 2019 UAN Plan were determined by the Compensation Committee based on its discussions with management including the Executive Chairman and the directors’ knowledge and experience, and were selected with the goals of enforcing the Core Values, optimizing operations, maintaining financial stability and providing a safe and environmentally responsible workplace intended to maximize CVR Partners’ overall performance resulting in increased unitholder value. The Partnership performance measures in the 2019 UAN Plan were substantially the same as the 2018 UAN Plan, and included the following:

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

Financial Measures (75%)

Four measures evenly weighted (25% each), including Reliability, Equipment Utilization, Operating Expenses and Return on Capital Employed (“ROCE”), with achievement determined based on the following:

Reliability	Bonus Achievement
Greater than 8.0%	Zero
8%	50% of Target Percentage (Threshold)
6.01% to 7.99%	Linear Interpolation between Threshold and Target
6%	Target Percentage
5.0% to 5.99%	Linear Interpolation between Target and Maximum
Less than 5.0%	150% of Target (Maximum)

December 31, 2019 | 83

Equipment Utilization	Bonus Achievement
Less than 95%	Zero
95%	50% of Target Percentage (Threshold)
95.01% to 99.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
100.01% to 104.99%	Linear Interpolation between Target and Maximum
Greater than 105%	150% of Target (Maximum)

Operating Expense	Bonus Achievement
Greater than 103%	Zero
103%	50% of Target Percentage (Threshold)
100.1% to 102.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
95% to 99.99%	Linear Interpolation between Target and Maximum
Less than 95%	150% of Target (Maximum)

ROCE (Ranking vs. Peer Group)	Bonus Achievement
First (highest)	150% of Target (Maximum)
Second	125% of Target Percentage
Third	112.5% of Target Percentage
Fourth	Target Percentage (100%)
Fifth	75% of Target Percentage
Sixth	50% of Target Percentage (Minimum)
Seventh	Zero

The Peer Group utilized in the 2019 UAN Plan for determination of ROCE was selected by the Compensation Committee based on discussions with the Executive Chairman and the Chief Executive Officer and the directors’ knowledge of the fertilizer industry, and was intended to include companies in the fertilizer industry with similar operations to the Partnership and those with which the Partnership competes for executive talent. The Peer Group for 2019 was the same as 2018, and included CF Industries Holdings, Inc.; LSB Industries, Inc.; Nutrien Ltd.; The Andersons, Inc.; Green Plains Partners LP; and Flotek Industries Inc.

The table below reflects: (1) the EH&S and financial measures used to determine payout under the 2019 UAN Plan for Mr. Pytosh; (ii) actual results with respect to each such measure for 2019 as certified by the Compensation Committee in February 2020; and (iii) the portion of the 2019 bonus determined based on each such measure, which payout averaged 110% of target. The named executive officers could have received between 0% and 150% of target based on these measures.

	Measure	2019 Actual	Bonus Achievement
EH&S:	TRIR	Decrease of 2%	87%
	PSIR	Decrease of 75%	150%
	EE	Decrease of 64%	150%

		Overall EH&S	129%

Financial:	Reliability	4.0%	150%
	Equipment Utilization	98.0%	77%
	Operating Expenses	101.0%	87%
	ROCE	11% (Fourth)	100%

		Overall Financial	103%

December 31, 2019 | 84

In February 2020, the Compensation Committee approved payout to Mr. Pytosh under the 2019 UAN Plan of $479,400, approximately 110% of his respective target annual bonus based on his base salary for the Partnership. His total bonus payout under the 2019 UAN Plan and the 2019 performance-based bonus plan for CVR Energy (the “2019 CVI Plan”) described below was $1,275,300.

Equity-Based Incentive Awards. The Compensation Committee believes equity-based compensation is one of the most crucial elements of its compensation program. The amount of any particular equity award is strictly made on a subjective and individual basis after consideration of various relevant factors including the named executives’ overall compensation package, the compensation philosophies and objectives described above, the Partnership’s interest in rewarding long-term performance of its named executive officers and the ability to generate significant future value for each named executive officer if CVR Partners’ performance is outstanding and the value of CVR Partners increases for all of its unitholders. The Compensation Committee further believes that its equity-based incentives promote long-term retention of its named executive officers. CVR Partners established its long-term incentive plan in March 2011 (the “CVR Partners LTIP”) in connection with the completion of its initial public offering in April 2011. The Compensation Committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the Compensation Committee in its discretion. Effective December 2019, the Compensation Committee awarded to Mr. Pytosh 191,930 phantom units of the Partnership, as part of his 2020 compensation, which phantom units vest ratably over three years, subject to the terms and conditions of the award agreement.

Perquisites. The total value of all perquisites and personal benefits provided to each of its named executive officers in 2019 was less than $10,000.

Benefits. During 2019, all the named executive officers participated in the health benefits, welfare and retirement plans of CVR Energy except for Ms. DeVelasco, who did not participate in the health benefits plan.

Other Forms of Compensation. Mr. Lamp has provisions in his employment agreements with CVR Energy that provides for severance benefits in the event a termination of his employment under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.” In September 2018, Messrs. Pytosh and Bley and Mses. Buhrig and Jackson became subject to a Change in Control Severance Plan (the “CVI Severance Plan”) which provides for severance benefits in the event of a termination of his or her employment under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.” Ms. DeVelasco is not party to any employment agreement or severance plan.

2019 Named Executive Officer Compensation - CVR Energy

The objectives, considerations and process utilized by the CVI Compensation Committee, in general, as well as in setting 2019 compensation for named executive officers of CVR Energy, as well as the structure of 2019 compensation approved by such committee, was virtually identical to the objectives, considerations, process, and structure used by the Compensation Committee. For 2019, the CVI Compensation Committee approved:
•2019 Compensation Structure. Compensation structure consistent with the compensation structure approved by the Compensation Committee including a mix of base salary, performance-based bonus compensation, and long-term incentives;
•2019 Base Salaries. Base salaries for Messrs. Lamp, Pytosh (as to 40% of his base salary), and Bley and Mses. Jackson, Buhrig, and DeVelasco, of $1,000,000; $220,420; $281,190, $456,756, $512,500, and $302,475, respectively;
•2019 Equity-Based Incentive Awards. Incentive units in connection with the long-term incentive plan of CVR Energy (the “CVI LTIP”) effective December 2018 for Messrs. Lamp, Pytosh, and Bley and Mses. Jackson, Buhrig, and DeVelasco of 39,652; 11,314; 4,362; 13,799; 15,861; and 4,415, respectively, which vest in one-third increments each December following the date of award, subject to the terms and conditions of the award agreement;
•2019 Performance-Based Bonus Plan. The 2019 CVI Plan, including target payouts of 150%, 135%, 60%, 120%, 120% and 60% of base salary to Messrs. Lamp, Pytosh, and Bley and Mses. Buhrig, Jackson, and DeVelasco, respectively, and terms and performance measures substantially similar to the performance-based bonus plan of CVI for 2018 (the “2018 CVI Plan”) and the 2019 UAN Plan except the peer group, which in the 2019 CVI Plan also included six publicly traded petroleum refining and marketing companies the CVI Compensation Committee considered to be similar to CVR Energy with respect to operations and also competitive with CVR Energy for executive talent (Andeavor, Valero Energy Corp.; Marathon Petroleum Corp.; PBF Energy Inc.; Delek US Holdings,

December 31, 2019 | 85

Inc.; HollyFrontier Corp.; Par Pacific Holdings, Inc.). In February 2020, based on an average achievement of performance metrics under the 2019 CVI Plan of 118%, adjusted (for named executive officers other than Mr. Lamp), based on various factors including, among others, named executive officer performance during 2019, the significant achievement of CVR Energy during 2019, and the named executive officers’ contributions to such achievements, the CVI Compensation Committee approved payouts under the 2019 CVI Plan of $1,770,000; $285,300; $822,100; $973,100; and $472,876 to Messrs. Lamp and Bley and Mses. Jackson, Buhrig and DeVelasco, respectively.

December 31, 2019 | 86

Compensation Committee Report

The Compensation Committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee

Frank M. Muller, Jr. (Chairman)
Andrew Langham

February 20, 2020

December 31, 2019 | 87

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2019, 2018, and 2017. In the case of named executive officers who are employed by CVR Energy, all compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (1,4)	All Other Compensation (5)	Total
David L. Lamp, Executive Chairman	2019	$1,000,000	$—	$1,500,000	$1,770,000	$20,364	$4,290,364
	2018	1,000,000	—	1,500,035	1,875,000	20,064	4,395,099
	2017	42,308	—	—	1,500,000	75,000	1,617,308
Mark A. Pytosh, President and Chief Executive Officer	2019	$551,050	$457,300	$1,102,000	$818,000	$20,364	$2,948,714
	2018	535,000	310,500	1,070,011	799,500	17,742	2,732,753
	2017	525,000	—	1,069,996	736,349	17,442	2,348,787
Tracy D. Jackson, Executive Vice President and Chief Financial Officer	2019	$456,756	$200,800	$548,000	$621,300	$17,865	$1,844,721
	2018	272,715	96,400	1,044,019	412,400	91,901	1,917,435
Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary	2019	$512,500	$236,100	$615,000	$737,000	$99,410	$2,200,010
	2018	230,769	125,800	1,500,039	349,000	301,934	2,507,542
Matthew W. Bley, Chief Accounting Officer and Corporate Controller	2019	$281,190	$96,100	$169,000	$189,200	$17,044	$752,534
	2018	185,098	38,000	340,015	130,500	119,138	812,751
Janice T. DeVelasco, Vice President - Environmental, Health, Safety and Security	2019	$302,475	$271,676	$181,000	$201,200	$20,205	$976,556
	2018	277,500	224,300	167,019	195,500	18,523	882,842
	2017	270,692	—	228,998	185,527	18,180	703,397

(1)For 2018, amounts in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for Mses. Jackson and Buhrig and Messrs. Bley and Lamp were prorated for the year in which their employment commenced based on their start dates in May 2018, July 2018, April 2018 and November 2017, respectively.
(2)Amounts in this column include the discretionary bonus amount, if any, paid based on individual performance, significant achievements and related factors under the 2019 CVI Plan or the 2018 CVI Plan, as applicable, which plans contains individual performance measures for each named executive officer other than Mr. Lamp. Other payments made pursuant to these plans are included in the “Non-Equity Incentive Plan Compensation” column.
(3)Amounts in this column reflect the aggregate grant date fair value of incentive units granted to each named executive officer in connection with the CVI LTIP plus phantom units granted to Mr. Pytosh under the CVR Partners LTIP, except that, for 2018 for Mses. Jackson and Buhrig and Mr. Bley, this amount also includes incentive awards made in connection with their hire of $522,003, $900,017, and $175,001, respectively.
(4)Amounts in this column reflect: (a) for 2019, amounts earned under the 2019 CVI Plan plus, for Mr. Pytosh, amounts earned under the 2019 UAN Plan, which are expected to be paid in March 2020; (b) for 2018, amounts earned under the 2018 CVI Plan plus, for Mr. Pytosh, amounts earned under the 2018 UAN Plan, which were paid in March 2019; and (c) for 2017, (i) for Mr. Lamp, the value of performance units granted under the CVI LTIP in November 2017 in connection with his hire, which were paid and settled in February 2019, and (ii) for Mr. Pytosh and Ms. DeVelasco, amounts earned under the performance-based bonus plan of CVR Energy for 2017, plus, for Mr. Pytosh, amounts earned under the performance-based bonus plan of CVR Partners for 2017, which were paid in 2018.
(5)Amounts in this column for 2019 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $16,800 for each of Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and DeVelasco, and $8,577 for Ms. Buhrig; (b) a company contribution under the CVR Energy basic life insurance program of $3,564 for Messrs. Lamp and Pytosh, $1,065 for Ms. Jackson, $540 for Ms. Buhrig, $244 for Mr. Bley, and $3,405 for Ms. DeVelasco; and (c) a company relocation contribution of $90,293 for Ms. Buhrig.

As described in more detail in the Compensation Discussion and Analysis, named executive officers other than Mr. Pytosh are employed by CVR Energy and dedicated only a portion of their time to our business in 2019. Furthermore, Mr. Pytosh dedicated a portion of his time to CVR Energy and its subsidiaries during 2019.

December 31, 2019 | 88

The following table outlines 2019 compensation paid to the named executive officers who are employed by CVR Energy and was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated to our business during 2019.

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Compensation	Other
David L. Lamp	$150,000	$—	$225,000	$265,500	$3,055
Tracy D. Jackson	137,027	6,000	164,400	186,390	5,359
Melissa M. Buhrig	102,500	—	123,000	147,400	19,882
Matthew W. Bley	42,179	3,750	25,350	28,380	2,556
Janice T. Develasco	45,371	4,500	27,150	30,180	3,031

The following table outlines 2019 cash compensation paid to Mr. Pytosh for actual time he spent attributable to service to CVR Energy and its subsidiaries.

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Compensation	Other
Mark A. Pytosh	$220,420	$457,300	$440,800	$338,600	$8,146

Grants of Plan-Based Awards

The following table sets forth information concerning amounts that could have been earned by our named executive officers under the 2019 UAN Plan and the 2019 CVI Plan, as well as under or relating to the CVR Partners LTIP and the CVI LTIP, as applicable, during 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts under Equity Incentive Plan Awards (2)

Name	Bonus Plan / Award Type	Grant Date	Threshold (3)	Target	Maximum	Number of Shares of Stock or Units	Grant Date Fair Value
David L. Lamp	2019 CVI Plan	n/a	$62,400	$1,500,000	$2,250,000	—	—
	Incentive Units	12/13/19	—	—	—	32,737	$1,499,977
Mark A. Pytosh	2019 CVI Plan	n/a	$12,379	$297,567	$446,351	—	—
	2019 UAN Plan	n/a	18,568	446,351	669,526	—	—
	Incentive Units	12/13/19	—	—	—	9,620	$440,779
	Phantom Units	12/13/19	—	—	—	191,930	661,199
Tracy D. Jackson	2019 CVI Plan	n/a	$22,801	$548,107	$822,161	—	—
	Incentive Units	12/13/19	—	—	—	11,960	$547,995
Melissa M. Buhrig	2019 CVI Plan	n/a	$25,584	$615,000	$922,500	—	—
	Incentive Units	12/13/19	—	—	—	13,422	$614,983
Matthew W. Bley	2019 CVI Plan	n/a	$7,019	$168,714	$253,071	—	—
	Incentive Units	12/13/19	—	—	—	3,688	$168,980
Janice T. DeVelasco	2019 CVI Plan	n/a	$7,550	$181,485	$272,228	—	—
	Incentive Units	12/13/19	—	—	—	3,950	$180,985

(1)Amounts in these columns reflect amounts that could have been earned by the named executive officers under the 2019 UAN Plan (with respect to Mr. Pytosh) or under the 2019 CVI Plan (with respect to Messrs. Lamp, Pytosh, and Bley and Mses. Jackson, Buhrig, and DeVelasco) in respect of 2019 performance with respect to each performance measure, excluding the impact of individual discretionary performance adjustments applicable under the 2019 UAN Plan and the 2019 CVI Plan for each of the named executive officers other than Mr. Lamp. The performance measures and related goals for 2019 are set by the Compensation Committee and the CVI Compensation Committee, as applicable, as described in the “Compensation Discussion and Analysis.”
(2)Amounts in these column reflect the number of and grant date fair value of (i) certain incentive units awarded to Messrs. Lamp, Pytosh, and Bley and Mses. Jackson, Buhrig, and DeVelasco by CVR Energy during 2019; and (ii) phantom units awarded to Mr. Pytosh under the CVR Partners LTIP during 2019.

December 31, 2019 | 89

(3)For the 2019 CVI Plan and the 2019 UAN Plan, ‘Threshold’ represents the minimum payout under the 2019 CVI Plan and the 2019 UAN Plan, as applicable, assuming CVR Energy and the Partnership, as applicable, have satisfied the Adjusted Threshold EBITDA and have achieved performance under one of the EH&S measures equal to the prior year performance, resulting in payout of 50% of the 8.33% measure value, or 4.16% of total target payout. For more information and full description of the 2019 CVI Plan and the 2019 UAN Plan, see “Compensation Discussion and Analysis.”

Employment Agreements

Employment Agreements with CVR Partners. None of our named executive officers have an employment agreement with the Partnership, its general partner or their subsidiaries.

Employment Agreements with CVR Energy. None of our named executive officers have an employment agreement with CVR Energy or its subsidiaries other than Mr. Lamp. On November 1, 2017, CVR Energy entered into an employment agreement with Mr. Lamp, as chief executive officer of CVR Energy, effective January 1, 2018. The agreement has a four-year term continuing through December 31, 2021, unless otherwise terminated by CVR Energy or Mr. Lamp. Mr. Lamp receives an annual base salary of $1,000,000 and is also eligible to receive a performance-based annual cash bonus with a target payment equal to 150% of his annual base salary, to be based upon individual and/or company performance criteria as established by the CVI Compensation Committee. In addition, Mr. Lamp is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. During the term of the agreement, Mr. Lamp is eligible to receive annually (commencing on November 1, 2017) on the anniversary of the agreement date a grant of performance units pursuant to the CVI LTIP having an aggregate value of $1.5 million, or such other form of award as may be agreed upon by Mr. Lamp and the CVI Compensation Committee. Mr. Lamp is also eligible to receive an incentive payment of $10 million (the “Incentive Payment”) payable if either the conditions set forth in the employment agreement or the conditions set forth in a separate Performance Unit Award Agreement (“PU Award Agreement”) are fulfilled. The Incentive Payment becomes payable: (a) under the employment agreement, if on or prior to December 31, 2021, either (i) a transaction is consummated which constitutes a change in control (as defined in the employment agreement), or (ii) the Board approves a transaction which, if consummated, would constitute a change in control and such transaction is consummated on or prior to December 31, 2022; or (b) under the PU Award Agreement, the average closing price of CVR Energy’s common stock over the 30-trading day period beginning on January 4, 2022 and ending on February 15, 2022 is equal to or greater than $60.00 per share (subject to any equitable adjustments required to account for splits, dividends, combinations, acquisitions, dispositions, recapitalizations and the like). Payment of the Incentive Payment is conditioned upon Mr. Lamp remaining employed with CVR Energy through December 30, 2021 (unless terminated by CVR Energy without cause or by Mr. Lamp for good reason (as defined in the employment agreement) on or after the satisfaction of the foregoing conditions and prior to December 30, 2021). Subject to the foregoing conditions, the Incentive Payment will, if it becomes payable, be paid within 30 days. For the avoidance of doubt, Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of the employment agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement. The employment agreement requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lamp’s employment agreement provides for certain severance payments that may be due following termination of his employment under certain circumstances, which are described below under “Change-in-Control and Termination Payments.” The description of these agreements are qualified in their entirety by the text of such agreements, each is filed as an exhibit to this Annual Report on Form 10-K.

December 31, 2019 | 90

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Partners LTIP that were held by certain of the named executive officers as of December 31, 2019, as well as outstanding incentive unit awards made by CVR Energy and for which the Partnership will share in the expense. This table also includes incentive unit awards made by CVR Energy to Mr. Pytosh for which the Partnership does not share in the expense. All of the outstanding shares or units reflected below are subject to accelerated vesting under certain circumstances as described in more detail in the section titled “Change-in-Control and Termination Payments” below.

			Equity Awards That Have Not Vested
Name	Award Type	Grant Date (1)	Number of Shares or Units		Market Value of Shares or Units (2)
David L. Lamp	Incentive Units	12/14/18	26,434	(3)	$1,149,350
	Incentive Units	12/13/19	32,737	(3)	1,323,557
Mark A. Pytosh	Phantom Units	12/29/17	61,671		$215,849
	Incentive Units	12/29/17	10,999	(3)	143,207
	Phantom Units	12/14/18	113,228		396,298
	Incentive Units	12/14/18	7,542	(3)	327,926
	Phantom Units	12/13/19	191,930		594,983
	Incentive Units	12/13/19	9,620	(3)	388,937
Tracy D. Jackson	Incentive Units	05/04/18	10,229	(3)	$123,362
	Incentive Units	12/14/18	9,199	(3)	399,973
	Incentive Units	12/13/19	11,960	(3)	483,543
Melissa M. Buhrig	Incentive Units	07/02/18	13,357	(3)	$161,085
	Incentive Units	12/14/18	10,574	(3)	459,758
	Incentive Units	12/13/19	13,422	(3)	542,651
Matthew W. Bley	Incentive Units	04/16/18	4,023	(3)	$50,569
	Incentive Units	12/14/18	2,908	(3)	126,440
	Incentive Units	12/13/19	3,688	(3)	149,106
Janice T. Develasco	Incentive Units	12/29/17	5,885	(3)	$76,623
	Incentive Units	12/14/18	2,943	(3)	127,962
	Incentive Units	12/13/19	3,950	(3)	159,699

(1)The incentive or phantom units generally vest in one-third annual increments in December of each of the three years following the Grant Date, subject to the terms of the applicable award agreement.
(2)This column represents the number of unvested units outstanding on December 31, 2019, multiplied by: (a) for incentive units issued on December 13, 2019, $40.43 (equal to the December 31, 2019, closing price (the “Closing Price”) of CVR Energy common stock); (b) for incentive units issued on December 14, 2018, $43.48 (equal to the Closing Price of CVR Energy common stock plus $3.05 in accrued dividends, respectively); (c) for incentive units issued on April 16, May 4 and July 2, 2018, $12.57, $12.06 and $12.06, respectively (equal to the fair market value of CVR Refining common units plus $2.07 in accrued distributions for the April 16, 2018 award and $1.56 in accrued distributions for the May 4 and July 2 awards); and (d) for phantom units issued on December 29, 2017, December 14, 2018 and December 13, 2019, $3.50, $3.50 and $3.10, respectively (equal to the Closing Price of Partnership common units, plus $0.40 in accrued distributions for the 2017 and 2018 awards).
(3)The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

December 31, 2019 | 91

Equity Awards Vested During Fiscal Year 2019

This table reflects the portion of phantom units granted pursuant to the CVR Partners LTIP as well as incentive unit awards made by CVR Energy for which the Partnership shared in the expense that vested during 2019. This table also includes incentive unit awards made to Mr. Pytosh by CVR Energy that vested during 2019 and for which the Partnership did not share in the expense.

	Equity Awards
Name	Number of Shares or Units Acquired on Vesting	Value Realized on Vesting
David L. Lamp	13,218	$597,189	(1)
Mark A. Pytosh	38,674	$127,237	(2)
	14,878	207,697	(3)
	61,671	201,664	(4)
	11,000	143,220	(5)
	56,614	185,128	(6)
	3,772	170,419	(1)
Tracy D. Jackson	10,229	$123,362	(7)
	4,600	207,828	(1)
Melissa M. Buhrig	13,357	$161,085	(7)
	5,287	238,867	(1)
Matthew W. Bley	4,023	$50,569	(8)
	1,454	65,692	(1)
Janice T. DeVelasco	7,793	$108,790	(3)
	5,885	76,623	(5)
	1,472	66,505	(1)

(1)For incentive units for Messrs. Lamp, Pytosh, and Bley and Mses. Jackson, Buhrig, and DeVelasco that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the agreement, and (ii) accrued distributions of $3.05 per unit.
(2)For phantom units that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the agreement, and (ii) accrued distributions of $0.42 per unit.
(3)For incentive units for Mr. Pytosh and Ms. DeVelasco that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the fair market value of CVR Refining’s common units in accordance with the agreement, and (ii) accrued distributions of $3.46.
(4)For phantom units that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the agreement, and (ii) accrued distributions of $0.40 per unit.
(5)For incentive units for Mr. Pytosh and Ms. DeVelasco that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the fair market value of CVR Refining’s common units in accordance with the agreement, and (ii) accrued distributions of $2.52 per unit.
(6)For phantom units that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the agreement, and (ii) accrued distributions of $0.40 per unit.
(7)For incentive units for Mses. Jackson and Buhrig that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the fair market value of CVR Refining’s common units in accordance with the agreement, and (ii) accrued distributions of $1.56 per unit.
(8)For incentive units that vested during fiscal year 2019, the amount reflected includes a per unit value equal to (i) the fair market value of CVR Refining’s common units in accordance with the agreement, and (ii) accrued distributions of $2.07 per unit.

Reimbursement of Expenses of Our General Partner

Our general partner and its affiliates are reimbursed for expenses incurred on our behalf under the Services Agreement. See “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy and CVR Refining - Services Agreement” for a description of our Services Agreement. These expenses include the costs of employee,

December 31, 2019 | 92

officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the Services Agreement, including a pro-rata portion of the compensation of CVR Energy’s executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2019, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the Services Agreement) was approximately $22.4 million.

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

David L. Lamp. Under his employment agreement, if Mr. Lamp’s employment is terminated due to death or disability, or by CVR Energy without cause and not in connection with a change in control, he (or his estate, in the event of termination due to death) is entitled to: (a) any accrued but unpaid amounts, plus (b) salary continuation for the lesser of six months and the remainder of the term of the employment agreement (such period, the “Lamp Post-Employment Period”), plus (c) a pro-rata bonus for the year in which termination occurs based on actual results. For terminations due to disability, Mr. Lamp is also entitled to disability benefits. If Mr. Lamp’s employment is terminated either by CVR Energy without cause or by Mr. Lamp for good reason (as these terms are defined in his employment agreement) one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lamp will receive the Incentive Payment within 30 days following the consummation of the change in control. Mr. Lamp does not receive any payments or benefits in the event of retirement. As a condition to receiving these severance payments and benefits, Mr. Lamp must execute, deliver and not revoke a general release of claims and abide by restrictive covenants relating to non-solicitation and non-competition during Mr. Lamp’s employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable), as well as a perpetual restrictive covenant relating to non-disclosure and non-disparagement and covenants. If any payments or distributions due to Mr. Lamp under his employment agreement would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be “cut back” only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. Under the performance units granted to Mr. Lamp under the CVI LTIP in November 2017 (which award has a performance period ending December 31, 2018 and a target payout of $1.5 million), Mr. Lamp is entitled to payout of such award in the event of his termination by reason of his death or disability, or by CVR Energy other than for cause, or, in the event of his resignation for good reason (as such terms are defined in the performance unit agreement.

Other Named Executive Officers. Mses. Jackson, Buhrig and DeVelasco and Messrs. Pytosh, and Bley do not have employment agreements. However, under (the “CVI Severance Plan”), Mses. Jackson and Buhrig and Messrs. Pytosh and Bley are generally eligible for certain payments in the event of their involuntary termination (other than for cause, as defined in the “CVI Severance Plan”) or their resignation for good reason (as defined in the “CVI Severance Plan”), in each case, within the 120 days preceding or the 24 months following a change in control (as defined in the “CVI Severance Plan”) including any amounts accrued prior to termination, plus a lump sum payment equal to twelve months of base salary plus the average annual bonus paid during the preceding three years (or target in the event of no bonus history). They are also entitled to acceleration of unvested equity awards. These payouts are subject to various conditions including the execution of a release agreement, a perpetual restrictive covenant relating to non-disclosure and non-disparagement and covenants relating to non-solicitation and non-competition for a period of 12 months.

The amounts of potential post-employment payments and benefits in the table below assume that the triggering event took place on December 31, 2019. Pursuant to the Services Agreement that we entered into with CVR Energy, we are responsible for the payment of our proportionate share of (the “CVI Severance Plan”) and other benefits costs following the termination of employment of the executive officers that are employed by CVR Energy.

December 31, 2019 | 93

	Cash Severance					Benefit Continuation (3)
	Death	Disability	Retirement	Termination without Cause or with Good Reason (4)		Death	Disability	Retirement	Termination without Cause or with Good Reason (4)
				(1)	(2)				(1)	(2)
David L. Lamp	$2,000,000	$2,000,000	$1,608,375	$2,108,375	$10,000,000	$—	$—	$—	$—	$—
Mark A. Pytosh	—	—	—	—	1,429,517	—	—	—	—	—
Tracy D. Jackson	—	—	—	—	991,761	—	—	—	—	—
Melissa M. Buhrig	—	—	—	—	1,080,767	—	—	—	—	—
Matthew W. Bley	—	—	—	—	449,833	—	—	—	—	—

(1)Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.
(2)Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
(3)For Mr. Lamp, payments upon (a) death, disability, or termination without cause or with good reason not in connection with a change in control include: (i) base salary payable for six months under his employment agreement, plus (ii) a pro-rata bonus under his employment agreement, and (b) termination without cause or with good reason in connection with a change in control includes payout of the incentive payment set forth under his employment agreement.
(4)Payments in the termination without cause or with good reason column include, under the CVI Severance Plan, a lump sum of twelve months’ base pay plus the average of the preceding three years’ annual bonus (or target in the event of no bonus history).

Certain of our named executive officers have received incentive unit awards under the CVR LTIP, as well as phantom unit awards under the CVR Partners LTIP, each of which generally represents the right to receive, upon vesting, a cash payment equal to (i) the number of units times the average closing price of a common share of CVR Energy, a common unit of Partnership or the fair market value of a common unit of CVR Refining, as applicable, for the ten trading days preceding vesting, plus (ii) the per unit cash value of all dividends declared and paid by CVR Energy or distributions declared and paid by the Partnership or CVR Refining, as applicable, from the grant date to and including the vesting date. These awards generally provide for acceleration upon certain termination events, as follows:
•For phantom units of the Partnership issued to Mr. Pytosh, if Mr. Pytosh (a) is terminated other than for cause, or (b) is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. If Mr. Pytosh is terminated other than for cause or resigns for good reason in connection with a change in control all unvested awards accelerate.
•For incentive units of CVR Energy granted to named executive officers, if the incentive units are cancelled under its LTIP plan or if such named executive officer (a) is terminated other than for cause or (b) is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. If such named executive officer is terminated other than for cause or resigns for good reason in connection with a change in control all unvested awards accelerate.

The following table reflects the value of accelerated vesting of the unvested incentive units and phantom units, as applicable, held by the named executive officers assuming the triggering event took place on December 31, 2019. For the purposes of the incentive units awarded prior to December 2018, the value is based on the 20-day average fair market value price of CVR Refining common units for the 20 trading days preceding December 31, 2019, or $10.50 per unit. For the purposes of phantom units awarded, the value is based on the 20-day average closing price for the Partnership common units for the 20 trading days preceding December 31, 2019, or $2.91 per unit. For the purposes of the incentive units awarded in December 2019, the value is based on the 20-day average closing price for the CVR Energy common stock for the 20-trading days preceding December 31, 2019, or $41.67 per share.

December 31, 2019 | 94

Value of Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards

	Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)
David L. Lamp	$—	$—	$—	$—	$10,000,000
Mark A. Pytosh	—	—	—	—	1,898,094
Tracy D. Jackson	—	—	—	—	989,100
Melissa M. Buhrig	—	—	—	—	1,140,150
Matthew W. Bley	—	—	—	—	317,094
Janice T. DeVelasco	—	—	—	—	—

(1)Termination without cause or resignation for good reason not in connection with a change in control.
(2)Termination without cause or resignation for good reason in connection with a change in control.

Pay Ratio

For 2019, we conducted separate comparisons of the median employee’s total annual compensation to the total annual compensation of each of our Principal Executive Officers (“PEOs”): Mr. Lamp, our Executive Chairman, and Mr. Pytosh, our President and Chief Executive Officer.

We estimate that the median of the annual total compensation of all our employees and our consolidated subsidiaries (except our PEOs) was $129,870 for 2019. The annual total compensation of Messrs. Pytosh and Lamp, our PEOs for 2019, as reported in the Summary Compensation Table included in this Item 11, was $1,483,448 and $643,555, respectively, for 2019 (as adjusted to reflect the compensation attributable to their respective service to the Partnership). These totals and the pay ratios described below are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K.

Based on this information, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2019 was: (i) 11 to 1, with respect to Mr. Pytosh; and (ii) 5 to 1, with respect to Mr. Lamp.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our PEOs, we used the following methodology and made the following material assumptions, adjustments, and estimates:
(1)We determined that, as of December 31, 2019, the employee population of the Partnership and its consolidated subsidiaries consisted of 286 individuals.
(2)To identify the “median employee” from the employee population, we compared the amount of annual total compensation of such employees for 2019 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We “annualized” the compensation of our full-time and part-time permanent employees as of December 31, 2019 to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the “median employee.”
(3)Once we identified our median employee, we included the elements of such employee’s compensation for 2019 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $129,870. With respect to the annual total compensation of our PEOs, we used the amounts reported in the “Total” column of our 2019 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to our PEOs respective service to the Partnership as further described in the table immediately following our 2019 Summary Compensation Table.

Compensation of Directors

Directors of our general partner who are not officers, employees, or directors of CVR Energy or its affiliates receive compensation for their services. This compensation is designed to attract and retain nationally recognized, highly qualified

December 31, 2019 | 95

directors to lead the Partnership and to be demonstrably fair to both the Partnership and such directors, taking into consideration, among other things, the time commitments required for service on the Board and its committees.

In December 2018, the Board considered these goals and the compensation paid to such directors for 2018, and upon recommendation of the Compensation Committee, elected to keep such compensation for 2019 the same as 2018. During 2019, independent directors received an annual director fee of $35,000. The Audit Committee chair received an additional fee of $15,000 per year, while independent directors serving on the Audit Committee received an additional fee of $7,500 per year. The Compensation Committee chair received an additional fee of $8,000 per year, while independent directors serving on the Compensation Committee received an additional fee of $5,000 per year. The chair of the EH&S Committee received an additional fee of $8,000 per year, while independent directors serving on the EH&S Committee received an additional fee of $5,000 per year. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses. Each member of the Committee is eligible to receive an additional $1,500 per meeting for all meetings in excess of the following threshold:

Board/Committee Meeting	Threshold Per Year
Board	6
Audit Committee	12
Compensation Committee	6
EH&S Committee	6

The following table sets forth the compensation earned by or paid to each independent director of our general partner for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash (1)	Unit Awards	Total Compensation
Donna R. Ecton	$55,000	$—	$55,000
Frank M. Muller, Jr.	55,500	—	55,500
Peter K. Shea	50,500	—	50,500

(1)Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions during 2019.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of our common units as of February 19, 2020 by:
•our general partner;
•each of our general partner’s directors;
•each of our named executive officers;
•each unitholder known by us to beneficially hold five percent or more of our outstanding units; and
•all of our general partner’s executive officers and directors as a group.

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

December 31, 2019 | 96

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent
CVR GP, LLC (1)	—	—
Coffeyville Resources, LLC (2)	38,920,000	34.4%
Goldman Sachs Group, Inc. (3)	10,690,168	9.4%
Raging Capital Management, LLC (4)	9,175,012	8.1%
Barclays Bank Plc (5)	7,025,252	6.2%
David L. Lamp	—	—
Mark A. Pytosh	75,932	*
Tracy D. Jackson	—	—
Melissa M. Buhrig	—	—
Matthew W. Bley	—	—
Janice T. DeVelasco	—	—
Donna R. Ecton	12,500	*
Jonathan Frates	—	—
Hunter C. Gary	—	—
Andrew Langham	—	—
Frank M. Muller, Jr.	35,122	*
Peter K. Shea	586	*
All directors and executive officers of our general partner as a group (12 persons) (6)	124,140	*

*Less than 1%
(1)CVR GP, LLC, a wholly-owned subsidiary of CRLLC, is our general partner and manages and operates CVR Partners and has a non-economic general partner interest with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479.
(2)CRLLC is an indirect wholly-owned subsidiary of CVR Energy, with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479. CVR Energy may be deemed to have direct beneficial ownership of the common units held by CRLLC by virtue of its control of CRLLC. The directors of CVR Energy are Patricia A. Agnello, Bob. G. Alexander, SungHwan Cho, Jonathan Frates, Hunter C. Gary, David L. Lamp, Stephen Mongillo, and James M. Strock.
(3)Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 7, 2020 by Goldman Sachs Group, Inc. with an address of 200 West Street, New York, New York 10282. Goldman Sachs Group, Inc. has shared voting power with respect to 10,690,168 units and shared dispositive power of 10,690,168 units.
(4)Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 14, 2020 by Raging Capital Management, LLC with an address of P.O. Box 228, Rocky Hill, New Jersey 08553. Raging Capital has shared voting power with respect to 9,175,012 units and shared dispositive power with respect to 9,175,012 units.
(5)Beneficial ownership information is based on a Schedule 13F-HR filed with the SEC on February 10, 2020 by Barclays Plc with an address of 1 Churchill Place, Canary Wharf, London, X0 E14 5HP. Barclays Plc has sole voting power with respect to 7,025,252 units.
(6)The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (i) the 75,932 common units owned by Mr. Pytosh, (ii) the 12,500 common units owned by Ms. Ecton, (iii) the 35,122 common units owned by Mr. Muller, and (iv) the 586 owned by Mr. Shea.

December 31, 2019 | 97

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CRLLC owns (i) 38,920,000 common units, representing approximately 34% of our outstanding units, and (ii) our general partner with its non-economic general partner interest (which does not entitle it to receive distributions).

Agreements with CVR Energy and Its Subsidiaries

CVR Partners and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries, including CRRM, that govern the business relations among each party. The Partnership is party to a Limited Partnership Agreement, Services Agreement, GP Services Agreement, a Trademark Agreement, and the Omnibus Agreement, some of which have been replaced by the Corporate MSA. Our Coffeyville Facility is party to a Coke Supply Agreement, Feedstock and Shared Services Agreement, Hydrogen Purchase and Sale Agreement, Water and Facilities Sharing Agreement, Easement Agreement, Terminal and Operating Agreement, Lease Agreement, and the Environmental Agreement, several of which have been replaced by the Coffeyville MSA. Further, some of these agreements were not the result of arm’s-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. Refer to Note 9 (“Related Party Transactions”) of Part II, Item 8 for additional information related to these agreements. Refer also to Part IV, Item 15 of this Report for the filed agreements.

Agreements with IEP

Insight Portfolio Group

Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property at negotiated rates. For 2019 and 2018, the Partnership did not pay any fees to Insight Portfolio Group. However, we indirectly received services from certain of CVR Energy’s negotiated agreements with third parties, certain of which were initiated through the Insight Portfolio Group. On January 23, 2020, CVR Energy assigned its minority equity interests to a third party, terminated its agreement, and is no longer expected to transact with, the Insight Portfolio Group.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including IEP, CRLLC, CVR Energy, and CVR Refining), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of (i) the overlap of directors and officers between our general partner and CVR Energy, which may result in conflicting obligations by these officers and directors, and (ii) duties of our general partner to act for the benefit of CVR Energy and its stockholders, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to CRLLC, its owner, and the stockholders of CVR Energy, its indirect parent. At the same time, our general partner has a contractual duty under our partnership agreement to manage us in a manner that is in our best interests.

Whenever a conflict arises between our general partner, on the one hand, and CRNF or any other public unitholder, on the other, our general partner will resolve that conflict. Our partnership agreement contains provisions that replace default fiduciary duties with contractual corporate governance standards as set forth therein.

Related Party Transaction Policy

Our Board has adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification, and disclosure of related party transactions involving us. This policy applies to any transaction, arrangement, or relationship (or any series of similar or related transactions, arrangements, or relationships) in which we are a participant, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest. At the discretion of the Board, a proposed related party transaction may generally be reviewed by the Board in its entirety or by a “conflicts committee” meeting the definitional requirements for such a committee under our partnership agreement. After appropriate review, the Board or the Conflicts Committee may approve or ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms that, taken as a whole, are no less

December 31, 2019 | 98

favorable to us than could be obtained in an arm’s-length transaction with an unrelated third-party, unless the Board or the Conflicts Committee otherwise determines that the transaction is not in our best interests. Related party transactions involving compensation will be approved by the Board in its entirety or by the Compensation Committee of the Board in lieu of the Conflicts Committee.

On October 18, 2019, the audit committee of CVR Energy and the Conflicts Committee of the Board each agreed to authorize the exchange of certain parcels of property owned by a subsidiary of CVR Energy with an equal number of parcels owned by a subsidiary of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement effectuating the same. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the ASC 805-50 guidance on transferring assets between entities under common control. This transaction had a net impact to the Partnership’s partners’ capital of approximately $0.1 million.

Director Independence

The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of our general partner. The Board consists of eight directors, three of whom the Board has affirmatively determined are independent in accordance with the rules of the New York Stock Exchange. For a discussion of the independence of the Board, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Item 14.    Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) has served as the Partnership’s independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2020.

The charter of the Audit Committee of the Board, which is available on our website at www.cvrpartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de-minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Audit Committee pre-approved all fees incurred in fiscal year 2019.

The following table represents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Audit fees (1)	$654	$671
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$654	$671

(1)Represents the aggregate fees for professional services rendered for the annual audit of the Partnership’s financial statements, the annual audit of the effectiveness of the Partnership’s internal control over financial reporting, comfort letters, consents, and consultations on financial accounting and reporting standards arising during the course of the audits and reviews. Also includes the review of the consolidated financial statements included in the Partnership’s quarterly reports on Form 10-Q.

December 31, 2019 | 99

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements - See Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules - All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “SEC”) are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit Number	Exhibit Description

3.1**	Third Amended and Restated Limited Liability Company Agreement of CVR GP, LLC, dated April 13, 2011 (incorporated by reference to Exhibit 3.4 of the Form 10-K filed on February 24, 2012).

3.2**
Composite copy of the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP (as amended by Amendment No. 1 referenced in Exhibit 3.4 above) (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on April 26, 2018).

4.1*	Description of Common Units.

4.2**	Specimen certificate for the common units (incorporated by reference to Appendix A to the Prospectus contained within the Form S-1/A filed on March 17, 2011).

4.3**
Amended and Restated Registration Rights Agreement, dated as of April 13, 2011, by and between CVR Partners, LP and Coffeyville Resources, LLC (incorporated by reference to Exhibit 10.6 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

4.4**
Registration Rights Agreement, dated as of August 9, 2015, by and among CVR Partners, LP, Coffeyville Resources, LLC, Rentech Nitrogen Holdings, Inc., and DSHC, LLC (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on August 13, 2015).

4.5**
Indenture, dated June 10, 2016, by and among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 16, 2016).

4.6**	Form of 9.250% Senior Secured Note due 2023 (included within the Indenture filed as Exhibit 4.4 and incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 16, 2016).

4.7**
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

4.9**
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

10.2**
Amended and Restated Cross-Easement Agreement, dated as of April 13, 2011, among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

December 31, 2019 | 100

10.3**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.3.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 of the Form 10-K filed by CVR Energy, Inc. on March 28, 2008 (Commission File No. 001-33492)).

10.3.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on August 14, 2008 (Commission File No. 001-33492)).

10.4**
Second Amended and Restated Feedstock and Shared Services Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers,  LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on April 27, 2017).

10.4.1**
Amendment to the Second Amended and Restated Feedstock and Shared Services Agreement, dated as of November 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2.2 to the Form 10-K filed on February 22, 2018).

10.5**
Raw Water and Facilities Sharing Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.9 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.6**
Third Amended and Restated Services Agreement, dated as of January 1, 2017, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on April 27, 2017).

10.7**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.8**
Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.9**
Trademark License Agreement, dated as of April 13, 2011, by and between CVR Energy, Inc. and CVR Partners, LP (incorporated by reference to Exhibit 10.9 to the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.10**	GP Services Agreement, dated as of November 29, 2011, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.22 of the Form 10-K filed on February 24, 2012).

10.10.1**
Amendment to GP Services Agreement, dated as of June 27, 2014, among CVR Partners, LP, CVR GP, LLC and CVR Energy, Inc. (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on August 1, 2014).

10.11**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 2, 2012).

10.12**
Hydrogen Purchase and Sale Agreement, dated as of January 1, 2017, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on April 27, 2017).

10.13*	Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LL, dated February 19, 2020.

10.14*	Master Service Agreement among CVR Services, LLC and subsidiaries of CVR Energy, dated February 19, 2020.

10.15**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

December 31, 2019 | 101

10.15.1**+	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.17.5 of the Form 10-K filed on February 20, 2015).

10.15.2*+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive).

10.15.3*+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.

10.16**+
Employment Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.20 to the Partnership’s Form 10-K filed on February 23, 2018 (Commission File No. 001-35120)).

10.17**+
Performance Unit Award Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.22 to the Partnership’s Form 10-K filed on February 23, 2018 (Commission File No. 001-35120)).

10.18**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).

10.19**+	CVR Energy, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 of CVR Energy, Inc.’s Form 10-Q filed on October 25, 2018).

10.20**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 16, 2016).

10.21**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 16, 2016).

10.22**
AB Credit Agreement, dated as of September 30, 2016, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their affiliates from time to time party thereto, the lenders from time to time party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 6, 2016).

10.23**
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

10.24**
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

10.25**+	CVR Partners, LP 2019 Performance-Based Bonus Plan, approved March 19, 2019 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on April 25, 2019).

10.26*+	CVR Partners, LP 2020 Performance-Based Bonus Plan, approved February 19, 2020.

21.1**	List of Subsidiaries of CVR Partners, LP (incorporated by reference to Exhibit 21.1 of the Form 10-K filed on February 21, 2017).

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Chairman.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of President and Chief Executive Officer.

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.

31.4*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Accounting Officer and Corporate Controller.

December 31, 2019 | 102

32.1†	Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Chief Accounting Officer and Corporate Controller.

101*	The following financial information for CVR Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners’ Capital, (5) Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

December 31, 2019 | 103

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 20, 2020
David L. Lamp

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2020
Mark A. Pytosh

/s/ TRACY D. JACKSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Tracy D. Jackson

/s/ MATTHEW W. BLEY	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 20, 2020
Matthew W. Bley

/s/ DONNA R. ECTON	Director	February 20, 2020
Donna R. Ecton

/s/ JONATHAN FRATES	Director	February 20, 2020
Jonathan Frates

/s/ ANDREW LANGHAM	Director	February 20, 2020
Andrew Langham

/s/ FRANK M. MULLER, JR.	Director	February 20, 2020
Frank M. Muller, Jr.

/s/ HUNTER C. GARY	Director	February 20, 2020
Hunter C. Gary

/s/ PETER K. SHEA	Director	February 20, 2020
Peter K. Shea