Form 10-Q
period 2020-03-31
CVR PARTNERS, LP
filed 2020-05-07
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 113,282,973 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at May 5, 2020.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
March 31, 2020

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	31
	Condensed Consolidated Balance Sheets - March 31, 2020 and December 31, 2019 (unaudited)	5	Item 1A.	Risk Factors	31
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2020 and 2019 (unaudited)	6	Item 5.	Other Information	31
	Condensed Consolidated Statements of Partners’ Capital - Three Months Ended March 31, 2020 and 2019 (unaudited)	7	Item 6.	Exhibits	32
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2020 and 2019 (unaudited)	8	Signatures		33
	Notes to the Condensed Consolidated Financial Statements - March 31, 2020 (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2020 | 2

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives are forward-looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements.
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
•our ability to make cash distributions on our common units;
•the volatile nature of our business and the variable nature of our distributions;
•the severity, magnitude, duration, and impact of the novel coronavirus 2019 (“COVID-19”) pandemic and of businesses’ and governments’ responses to such pandemic on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers’ businesses;
•changes in market conditions and market volatility arising from the COVID-19 pandemic, including fertilizer, natural gas, and other commodity prices and the impact of such changes on our operating results and financial position;
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
•our reliance on, or our ability to procure economically or at all, pet coke we purchase from CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) and third-party suppliers or our reliance on the natural gas, electricity, oxygen, nitrogen, sulfur processing, compressed dry air and other products that we purchase from third parties;
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
•restrictions in our debt agreements;

March 31, 2020 | 3

•risks associated with noncompliance with continued listing standards of the New York Stock Exchange (“NYSE”) including potential suspension or delisting and the impacts thereof on our common unit price, valuation, access to capital or liquidity;
•changes in our treatment as a partnership for U.S. federal income or state tax purposes;
•rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;
•instability and volatility in the capital and credit markets;
•competition with CVR Energy and its affiliates;
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and this Report and our other filings with the Securities and Exchange Commission (the “SEC”).
All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

March 31, 2020 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,014	$36,994
Accounts receivable	14,868	34,264
Inventories	55,092	48,296
Prepaid expenses and other current assets	5,266	5,406
Total current assets	133,240	124,960
Property, plant, and equipment, net	940,328	951,959
Goodwill	40,969	40,969
Other long-term assets	19,437	20,067
Total assets	$1,133,974	$1,137,955

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$22,500	$21,069
Accounts payable to affiliates	1,585	2,578
Deferred revenue	37,634	27,841
Other current liabilities	30,863	24,043
Total current liabilities	92,582	75,531
Long-term liabilities:
Long-term debt	633,315	632,406
Other long-term liabilities	9,384	10,474
Total long-term liabilities	642,699	642,880
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 113,282,973 units issued and outstanding at March 31, 2020 and December 31, 2019	398,692	419,543
General partner interest	1	1
Total partners’ capital	398,693	419,544
Total liabilities and partners’ capital	$1,133,974	$1,137,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except unit data)	2020	2019
Net sales	$75,080	$91,873
Operating costs and expenses:
Cost of materials and other	23,991	23,730
Direct operating expenses (exclusive of depreciation and amortization)	35,123	34,820
Depreciation and amortization	15,597	16,584
Cost of sales	74,711	75,134
Selling, general and administrative expenses	5,354	6,846
(Gain) loss on asset disposals	(13)	454
Operating (loss) income	(4,972)	9,439
Other (expense) income:
Interest expense, net	(15,783)	(15,650)
Other income, net	27	20
Loss before income taxes	(20,728)	(6,191)
Income tax expense (benefit)	7	(112)
Net loss	$(20,735)	$(6,079)

Basic and diluted loss per unit data	$(0.18)	$(0.05)
Distributions declared and paid per common unit	$—	$0.12

Weighted-average common units outstanding:
Basic and Diluted	113,283	113,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2019	113,282,973	$419,543	$1	$419,544
Land exchange with affiliate	—	(116)	—	(116)
Net loss	—	(20,735)	—	(20,735)
Balance at March 31, 2020	113,282,973	$398,692	$1	$398,693

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2018	113,282,973	$499,825	$1	$499,826
Cash distributions to common unitholders - Affiliates	—	(4,670)	—	(4,670)
Cash distributions to common unitholders - Non-affiliates	—	(8,924)	—	(8,924)
Net loss	—	(6,079)	—	(6,079)
Balance at March 31, 2019	113,282,973	$480,152	$1	$480,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(20,735)	$(6,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,597	16,584
Share-based compensation	(477)	1,108
Other adjustments	1,262	1,212
Change in assets and liabilities:
Current assets and liabilities	32,645	38,253
Non-current assets and liabilities	(585)	846
Net cash provided by operating activities	27,707	51,924
Cash flows from investing activities:
Capital expenditures	(6,710)	(3,500)
Proceeds from sale of assets	48	—
Net cash used in investing activities	(6,662)	(3,500)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	—	(4,670)
Cash distributions to common unitholders - Non-affiliates	—	(8,924)
Other financing activities	(25)	—
Net cash used in financing activities	(25)	(13,594)
Net increase in cash and cash equivalents	21,020	34,830
Cash and cash equivalents, beginning of period	36,994	61,776
Cash and cash equivalents, end of period	$58,014	$96,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2020 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership and formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s product sales are sold on a wholesale basis in the United States of America. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

The Partnership’s common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “UAN.” On April 20, 2020, the average closing price of the Partnership’s common units over a 30 consecutive trading-day period had fallen below $1.00 per share, resulting in noncompliance with the continued listing compliance standards in Section 802.01C of the NYSE Listing Company Manual. The Partnership received written notification of this noncompliance from the NYSE on April 22, 2020, and currently has until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. See the Form 8-K filed by the Partnership with the SEC on April 24, 2020 for further discussion.

As of March 31, 2020, public security holders held approximately 66% of the Partnership’s outstanding limited partner interests and Coffeyville Resources, LLC (“CRLLC”), a wholly-owned subsidiary of CVR Energy, held approximately 34% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner interest is held by CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy. As of March 31, 2020, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of our general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by our general partner’s board of directors at any time.

Management and Operations

The Partnership, including CVR GP, is party to a number of agreements with CVR Energy and its subsidiaries to manage certain business relationships between the Partnership and the other parties thereto. The various rights and responsibilities of the Partnership, and its partners, are set forth in the Partnership’s limited partnership agreement and, as applicable, those agreements with CVR Energy. CVR GP manages and operates the Partnership via a combination of the general partner’s senior management team and CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP, and the Partnership. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors on an annual or continuing basis.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2019 audited consolidated financial statements and notes thereto included in the 2019 Form 10-K.

March 31, 2020 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Partnership for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

Certain reclassifications have been made within the condensed consolidated balance sheets as of December 31, 2019 and the condensed consolidated statements of operations for the three months ended March 31, 2019. As of December 31, 2019, catalyst inventory of $5.6 million has been reclassified to Other long-term assets to conform to current presentation.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2020 or any other interim or annual period.

(3) Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adoption of Credit Losses Standard

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU replaces the incurred loss model with a current expected credit loss model for more timely recognition of expected impairment losses for most financial assets and certain other instruments that are not measured at fair value through net income. Effective January 1, 2020, we adopted this ASU with no material impact on the Partnership’s consolidated financial position or results of operations.

Recent Accounting Pronouncements - Adoption of Fair Value Measurement Standard

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. Effective January 1, 2020, we adopted this ASU with no material impact on the Partnership’s disclosures.

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Partnership is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Finished goods	$26,583	$17,612
Raw materials	124	243
Parts, supplies and other	28,385	30,441
Total inventories	$55,092	$48,296

March 31, 2020 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Machinery and equipment	$1,384,588	$1,378,651
Buildings and improvements	17,399	17,221
Automotive equipment	16,637	16,691
Land and improvements	14,040	14,075
Construction in progress	6,121	5,198
Other	1,752	1,752
	1,440,537	1,433,588
Less: Accumulated depreciation	500,209	481,629
Total property, plant and equipment, net	$940,328	$951,959

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

Balance Sheet Summary as of March 31, 2020 and December 31, 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Operating Leases:
ROU asset, net
Railcars	$9,835	$10,826
Real estate and other	2,492	2,581
Lease liability
Railcars	$10,137	$11,088
Real estate and other	183	288

Finance Leases:
ROU asset, net
Real estate and other	$176	$201
Lease liability
Real estate and other	$180	$205

March 31, 2020 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lease Expense Summary for the Three Months Ended March 31, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the three months ended March 31, 2020 and 2019, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating lease expense	$1,111	$1,023
Finance lease expense:
Amortization of ROU asset	$27	$105
Interest expense on lease liability	2	6

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating Leases	3.2	3.4
Finance Leases	2.0	2.3
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	4.0%	3.9%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at March 31, 2020:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2020	$2,901	$80
2021	3,459	107
2022	3,020	—
2023	1,163	—
2024	486	—
Thereafter	162	—
Total lease payments	11,191	187
Less: imputed interest	(871)	(7)
Total lease liability	$10,320	$180

March 31, 2020 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued interest	$17,469	$2,518
Personnel accruals	4,246	8,187
Operating lease liabilities	3,318	3,523
Sales incentives	2,611	1,614
Prepaid revenue contracts	309	277
Share-based compensation	358	5,011
Other accrued expenses and liabilities	2,552	2,913
Total other current liabilities	$30,863	$24,043

Other current liabilities include amounts accrued by the Partnership and owed to CVR Energy and its affiliates of $5.5 million at December 31, 2019, with no such amounts accrued as Other current liabilities at March 31, 2020. See Note 13 (“Related Party Transactions”) for additional discussion.

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2020	December 31, 2019
9.25% Senior Secured Notes, due 2023 (1)	$645,000	$645,000
6.50% Notes, due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(13,925)	(14,834)
Total long-term debt	$633,315	$632,406

(1)The estimated fair value of long-term debt outstanding was approximately $506.3 million and $673.8 million as of March 31, 2020 and December 31, 2019, respectively.

Credit Facility

(in thousands)	Total Capacity	Amount Borrowed as of March 31, 2020	Outstanding Letters of Credit	Available Capacity as of March 31, 2020	Maturity Date
Asset Based (AB) Credit Facility (2)	$49,607	$—	$—	$49,607	September 30, 2021

(2)At the option of the borrowers, loans under the AB Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Covenant Compliance

The Partnership, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of March 31, 2020.

March 31, 2020 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended March 31,
(in thousands)	2020	2019
Ammonia	$14,147	$13,352
UAN	47,014	64,064
Urea products	3,533	4,671
Net sales, exclusive of freight and other	64,694	82,087
Freight revenue	7,722	8,018
Other revenue	2,664	1,768
Net sales	$75,080	$91,873

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

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2020, the Partnership had approximately $9.5 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $3.0 million of these performance obligations as revenue by the end of 2020, an additional $3.7 million in 2021, and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

March 31, 2020 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the deferred revenue activity for the three months ended March 31, 2020 is presented below:

(in thousands)
Balance at December 31, 2019	$27,841
Add:
New prepay contracts entered into during the period (1)	16,725
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	5,581
Revenue recognized related to contracts entered into during the period	1,185
Other changes	166
Balance at March 31, 2020	$37,634

(1) Includes $15.6 million where payment associated with prepaid contracts was collected as of March 31, 2020.

(10) Share-Based Compensation

A summary of compensation expense for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
(in thousands)	2020	2019
Phantom Units	$(259)	$790
Other Awards (1)	(218)	318
Total share-based compensation expense	$(477)	$1,108

(1)Other awards include the allocation of compensation expense for certain employees of CVR Energy and certain of its subsidiaries who perform services for the Partnership under the services agreement with CVR Energy and the Limited Partnership Agreement, respectively, and participate in equity compensation plans of CVR Partners’ affiliates.

(11) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies disclosed in the 2019 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact on its consolidated financial statements.

March 31, 2020 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Supplemental disclosures:
Cash received for income taxes, net of payments	$(1)	$—
Cash paid for interest	49	53
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,118	966
Operating cash flows from finance leases	2	9
Financing cash flows from finance leases	25	135
Non-cash investing activities:
Change in capital expenditures included in accounts payable	(1,117)	(668)

(13) Related Party Transactions

Effective January 1, 2020, the Partnership entered into a new Coffeyville Master Service Agreement (the “Coffeyville MSA”) between Coffeyville Resources Nitrogen Fertilizer LLC (“CRNF”) and Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy (“CRRM”) and a new Corporate Master Service Agreement (the “Corporate MSA”) between CRLLC and certain of its affiliates, including CVR GP and the Partnership and its subsidiaries. For a description of these agreements, see Note 9 (“Related Party Transactions”) in Part II, Item 8 of the 2019 Form 10-K.

Activity associated with the Partnership’s related party arrangements for the three months ended March 31, 2020 and 2019 is summarized below.

Related Party Activity

	Three Months Ended March 31,
(in thousands)	2020	2019
Sales to related parties (1)	$540	$2
Purchases from related parties (2)	5,938	8,985

	March 31, 2020	December 31, 2019
Prepaid expenses (3)	60	249
Due to related parties (4)	949	7,826

(1)Sales to related parties, included in Net sales, consist primarily of sales of feedstocks and services to CRRM under the Coffeyville MSA.
(2)Purchases from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses, consist primarily of pet coke and hydrogen purchased from CRRM under the Coffeyville MSA.
(3)Prepaid expenses, included in Prepaid expenses and other current assets, are amounts paid for feedstocks and services provided by CRRM under the Coffeyville MSA.
(4)Due to related parties, included in Accounts payable to affiliates, Other current liabilities, and Other long-term liabilities, consist primarily of amounts payable for feedstocks and other supplies and services provided by CRRM and CRLLC under the Coffeyville MSA and Corporate MSA.

Property Exchange

On October 22, 2019, the audit committee of CVR Energy and the Conflicts Committee of the board of directors of CVR GP each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On

March 31, 2020 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the ASC 805-50 guidance on transferring assets between entities under common control. This transaction resulted in a net reduction to the Partnership’s partners’ capital of approximately $0.1 million.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board of Directors of CVR Partners’ general partner. There were no distributions paid by the Partnership during the three months ended March 31, 2020 related to the fourth quarter of 2019, and no distributions were declared for the first quarter of 2020.

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2019.

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

March 31, 2020 | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020 (the “2019 Form 10-K”). Results of operations for the three months ended March 31, 2020 and cash flows for the three months ended March 31, 2020 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.
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

March 31, 2020 | 18

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

Achievements

During the first quarter of 2020, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Operated all facilities and corporate offices safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Maintained high asset reliability and utilization at both facilities during the first quarter of 2020.	✓	✓	✓
Achieved 8% improvement in total recordable incident rate for the first quarter 2020 compared to the first quarter 2019.	✓

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
General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto is negatively impacting the worldwide economy, financial markets, and the agricultural industry. The COVID-19 pandemic has resulted in significant business and operational disruptions, including business closures in the

March 31, 2020 | 19

restaurant and food supply industries, amongst others, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce, including farmers in the agricultural industry. As a result, the global demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for fertilizer), has declined, causing many refineries and plants to reduce production or idle, evidenced by a decline in average ethanol production per day of 45% from 2019. The potential for a decline in production at refineries, including from Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy (“CRRM”), could result in increased costs incurred by the Partnership in future periods to source feedstocks, such as pet coke and natural gas, at spot prices. Concerns over the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility, uncertainty in food supply demands, and have diminished expectations for the global economy and may precipitate a prolonged economic slowdown and recession. As a result, the Partnership may witness some decline in demand for its products in 2020.

The Partnership believes the general business environment in which it operates will continue to remain volatile through at least the first half of 2020, and likely through the remainder of the year, driven by uncertainty around the availability and prices of its feedstocks and the demand for its products. As a result, the Partnership anticipates its future operating results and current and long-term financial condition may be negatively impacted. Due to the rapidly evolving situation, the uncertainty of its duration, and the timing of recovery, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results, including any potential impairment of goodwill associated with our Coffeyville reporting unit.

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including goodwill, may not be recoverable. We have $41.0 million in goodwill at March 31, 2020 associated with our Coffeyville reporting unit for which the estimated fair value has been in excess of carrying value based on our 2018 and 2019 assessments. While our assessment in 2020 has not identified the existence of an impairment indicator, we continue to monitor the current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative assessment is performed, the extent to which the recoverability of our goodwill could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.

2020 Market Conditions

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle and the impacts of the global COVID-19 pandemic, the Partnership believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should continue to provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

Weather significantly impacted the demand for ammonia and UAN in 2019 due to a lack of extended dry conditions required for ammonia application and excessive moisture in the fall season. As a result, there was limited ability to apply ammonia after the fall harvest season and before the winter freeze. The decreased application resulted in a shift of deliveries from the fourth quarter of 2019 to the beginning of the second quarter in 2020. This has created a surplus of inventory in the market that was further exacerbated by continued imports of foreign UAN tons into the U.S. market. As a result of these factors, the Partnership has seen a softening of prices related to these products. This softening is not expected to be sustained.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybean is able to obtain its own nitrogen through a process known as “N fixation”. As such, upon the harvesting of soybean, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as, evident through the chart presented below for 2020 and 2019.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases.

March 31, 2020 | 20

There has been a decline in the ethanol market due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. While there is uncertainty surrounding when gasoline demand will return to normal levels, the drop in ethanol demand has not yet significantly impacted spring planting decisions, as evidenced through the chart below.

Corn and Soybean Grown Acres (1)
100%
50%
46%
54%
46%
54%
2020
2019
Corn
Soybean

The preliminary 2020 United States Department of Agriculture (“USDA”) U.S. farmer planting intentions report indicated farmers’ intentions to plant 97.0 million acres of corn, representing an increase of 8.1% in corn acres planted as compared to 89.7 million corn acres in 2019. Planted soybean acres are estimated to be 83.5 million acres, representing a 9.7% increase in soybean acres planted as compared to 76.1 million soybean acres in 2019. Despite these anticipated increases in corn acres planted in 2020, if the current gasoline demand and ethanol blending continues to be weak, there is an expectation that corn planted acres could be lower than estimated while remaining above 2019 levels and corn inventories could be elevated after the harvest in fall 2020 leading to lower planted corn acres in future years. Despite the above potential risks for 2021 or later, the Partnership and industry expect solid demand for crop inputs for the 2020 spring season.

Although the spring planting season and current shipments have continued as expected, we will continue to monitor the COVID-19 pandemic and business environment and its potential impacts on the Partnership.

The tables below show relevant market indicators by month through March 31, 2020:

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services. Grown acres for 2020 are preliminary USDA estimated amounts and will be updated for actual amounts during the second quarter.

March 31, 2020 | 21

(2)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the U.S. Energy Information Administration (“EIA”), amongst others.

Results of Operations

The following should be read in conjunction with the information outlined in the previous sections of this Part I, Item 2, the financial statements, and related notes thereto in Part I, Item 1 of this Report.
The charts presented below summarize our ammonia utilization rates on a consolidated basis and at each of our facilities. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons produced divided by capacity adjusted for planned maintenance and turnarounds.
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
On a consolidated basis, utilization increased 1% to 93% for the two years ended March 31, 2020 compared to the two years ended March 31, 2019. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque Facility impacting comparability to 2020.

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

March 31, 2020 | 22

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands of tons)	2020	2019
Ammonia (gross produced)	201	179
Ammonia (net available for sale)	78	41
UAN	317	335

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Petroleum coke used in production (thousand tons)	125	132
Petroleum coke (dollars per ton)	$44.68	$37.70
Natural gas used in production (thousands of MMBtu) (1)	2,141	1,440
Natural gas used in production (dollars per MMBtu) (1)	$2.42	$3.83
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,418	1,008
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.80	$3.87

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three Months Ended March 31, 2020 and 2019

Overview - For the three months ended March 31, 2020, the Partnership's operating loss and net loss were $5.0 million and $20.7 million, a $14.4 million decrease and $14.6 million decrease, respectively, compared to the three months ended March 31, 2019 driven primarily by decreased ammonia and UAN pricing. Sales pricing has weakened as a result of competitive domestic markets, seasonally high inventories, and increased imports of UAN.

March 31, 2020 | 23

Net Sales
100
75
50
$ (in millions)
$75.1
$91.9
2020
2019

Operating (Loss) Income
$ (in millions)
10
0
(10)
$9.4
$(5.0)
2020
2019

Net Loss
0
(10)
(20)
(30)
$ (in millions)
$(20.7)
$(6.1)
2020
2019

EBITDA (1)
30
20
10
0
$ (in millions)
$10.7
$26.0
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Net Sales. Net sales decreased by $16.8 million to $75.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $21.6 million in lower revenues, partially offset by increased sales volumes contributing $5.3 million, as compared to the three months ended March 31, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding freight, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

(in thousands)	Price Variance	Volume Variance
UAN	$(16,016)	$(1,030)
Ammonia	$(5,550)	$6,344

The decrease in UAN and ammonia sales pricing for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and international markets. For UAN, imported volumes increased as compared to 2019 because of the imposition of duties by the European Union on UAN imports from Russia, Trinidad, and the U.S. For ammonia, customers held a significant amount of inventory due to the delay in application from the fourth quarter 2019 to the beginning of the second quarter 2020. This delay in application was primarily due to excessive moisture in the 2019 fall season which delayed normal application from occurring after the fall harvest and before the spring planting season. As ammonia application is slated to be applied prior to the spring planting season, requires extended dry conditions for success, and a majority of customers buy on a cyclical basis, there was an increase in the volumes of ammonia purchased during the three months ended March 31, 2020 as compared to the three months

March 31, 2020 | 24

ended March 31, 2019. These increases in application and purchases were not seen in the UAN market, as it can be applied more ratably throughout the growing season.

Cost of Materials and Other
30
20
10
$ (in millions)
$24.0
$23.7
2020
2019

Direct Operating Expenses (1)
$ (in millions)
40
30
20
10
$35.1
$34.8
2020
2019

(1)Exclusive of depreciation and amortization expense.

Cost of materials and other. Cost of materials and other for the three months ended March 31, 2020 was $24.0 million compared to $23.7 million for the three months ended March 31, 2019 with increased production costs given higher volumes and higher pet coke pricing that were offset by lower natural gas costs at our East Dubuque Facility.

Direct operating expenses (exclusive of depreciation and amortization). Direct operating expenses (exclusive of depreciation and amortization) for the three months ended March 31, 2020 were $35.1 million compared to $34.8 million for the three months ended March 31, 2019. The increase was primarily due to higher personnel costs.

Depreciation and Amortization
20
15
10
$ (in millions)
$15.6
$16.6
2020
2019

Selling, General, and Administrative Expenses, and Other

10
5
0
$ (in millions)
$5.3
$7.3
2020
2019

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $1.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as a result of higher depreciation on certain assets in January 2019 through September 2019 that are no longer being utilized following the 2019 turnaround at the East Dubuque Facility.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other decreased $2.0 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily related to a decrease in share-based compensation and corporate allocated costs.

March 31, 2020 | 25

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

Effective January 1, 2020, the Partnership no longer presents the non-GAAP performance measure of Adjusted EBITDA, as management no longer relies on this financial measure when evaluating the Partnership’s performance and does not believe it enhances the users understanding of its financial statements in a useful manner.

The following are non-GAAP measures that continue to be presented for the period ended March 31, 2020:

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

Available Cash for Distribution - EBITDA reduced for cash reserves established by the board of directors of our general partner for (i) debt service, (ii) maintenance capital expenditures, and, to the extent applicable, (iii) reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, if any, in its sole discretion. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the board of directors of our general partner.

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

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(20,735)	$(6,079)
Add:
Interest expense, net	15,783	15,650
Income tax expense (benefit)	7	(112)
Depreciation and amortization	15,597	16,584
EBITDA	$10,652	$26,043

March 31, 2020 | 26

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$27,707	$51,924
Add:
Interest expense, net	15,783	15,650
Income tax expense (benefit)	7	(112)
Change in assets and liabilities	(32,060)	(39,099)
Other non-cash adjustments	(785)	(2,320)
EBITDA	$10,652	$26,043

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2020	2019
EBITDA	$10,652	$26,043
Current reserves for amounts related to:
Debt service	(14,999)	(14,827)
Maintenance capital expenditures	(4,139)	(3,367)
Other:
Release of previously established cash reserves	2,567	—
Available Cash for distribution (1) (2)	$(5,919)	$7,849

Common units outstanding	113,283	113,283

(1)Amount represents the cumulative available cash based on year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership paid no cash distributions for the fourth quarter of 2019.
Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in U.S. economic activity. These effects have caused significant volatility and disruption of the financial markets and may ultimately have an adverse impact on our financial performance and demand for our products. This period of extreme economic disruption, including business closures in the restaurant and food supply industries, idling of ethanol facilities, and limitations on the availability of the workforce, including farmers in the agricultural industry, may have an impact on our business, results of operations, and access to sources of liquidity. In view of the uncertainty of the depth and extent of the contraction in the U.S. economy and potential impact on the demand for our fertilizer products, we have taken proactive actions to address the impacts we may experience in our results of operations, liquidity, and financial condition, including the following:

•The deferment of the Coffeyville Facility turnaround from the fall of 2020 to the summer of 2021, enabled by certain maintenance we proactively performed during the quarter, and the East Dubuque Facility turnaround from 2021 to 2022; and
•A reduction in the amount of expected maintenance capital expenditures for the remainder of 2020 to only include those projects which are critical to continuing safe and reliable operations, or are required to support future activities.

March 31, 2020 | 27

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the AB Credit Facility, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

There have been no material changes in liquidity from our 2019 Form 10-K. The Partnership, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of March 31, 2020.

Cash and Other Liquidity

As of March 31, 2020, we had cash and cash equivalents of $58.0 million, including $36.6 million from customer advances. Combined with $49.6 million available under our AB Credit Facility less $25.0 million in cash included in our borrowing base, we had total liquidity of $82.6 million as of March 31, 2020.

	March 31, 2020	December 31, 2019
(in thousands)
9.25% Senior Notes due 2023	$645,000	$645,000
6.50% Senior Notes due 2021	2,240	2,240
Unamortized discount and debt issuance costs	(13,925)	(14,834)
Total debt	$633,315	$632,406

The Partnership has the 2023 Senior Notes, the 6.50% Senior Notes due 2021, and an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 5 (“Long-Term Debt”) in Part II, Item 8 of the 2019 Form 10-K for further discussion.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed. Our total capital expenditures for the three months ended March 31, 2020, along with our estimated expenditures for 2020 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2020	2020
Maintenance capital	$4,139	$14,000 - 16,000
Growth capital	1,454	5,000 - 7,000
Total capital expenditures	$5,593	$19,000 - 23,000

In light of the changing environment and proactive maintenance performed during several outages at the third-party owned and operated air separation unit at Coffeyville, we are moving our turnaround from the previously planned timeframe of the fall of 2020 to the summer of 2021. We will continue to monitor market conditions and make adjustments, if needed, to our current plans. Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the nitrogen fertilizer plants. We may also accelerate or defer some capital expenditures from time to time. Capital spending is determined by the board of directors of the Partnership’s general partner.

March 31, 2020 | 28

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

Distributions, if any, including the payment, amount and timing thereof, are subject to change at the discretion of the board of directors of CVR Partners’ general partner. There were no distributions paid by the Partnership during the three months ended March 31, 2020 related to the fourth quarter of 2019, and no distributions were declared for the first quarter of 2020, as the board of directors determined there was no available cash for the quarter.

The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2019.

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

Capital Structure

On May 6, 2020, the board of directors of the Partnership’s general partner authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of our general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by our general partner’s board of directors at any time.

Recent Developments

As disclosed in our Current Report on Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of our common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the NYSE under Section 802.01C of the NYSE Listing Company Manual. Under the NYSE’s rules, the Partnership has six months following receipt of this notification to regain compliance with the minimum unit price requirement. However, due to the unprecedented market-wide declines as a result of the ongoing spread of COVID-19, the Securities and Exchange Commission approved the NYSE’s request to toll the six month compliance period through and including June 30, 2020. As a result, the Partnership has until January 1, 2021 to regain compliance with this continued listing standard. Although the Partnership intends to pursue measures to cure the unit price non-compliance and return to compliance with the NYSE continued listing requirements in Section 802.01C of the NYSE Listed Company Manual, no assurance can be given that the Partnership will be able to regain compliance with the aforementioned listing requirement. Since the filing of our Form 8-K, our unit price has continued to trade under $1.00.

March 31, 2020 | 29

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Net cash flow provided by (used in):
Operating activities	$27,707	$51,924	$(24,217)
Investing activities	(6,662)	(3,500)	(3,162)
Financing activities	(25)	(13,594)	13,569
Net increase in cash and cash equivalents	$21,020	$34,830	$(13,810)

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily due to a decline in net income, excluding non-cash items, of $17.2 million, unfavorable changes in non-current assets and liabilities of $1.4 million, and unfavorable changes in working capital of $5.6 million.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was primarily due to increased capital expenditures during 2020 of $3.2 million.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was the result of cash distributions paid as of the three months ended March 31, 2019 of $13.6 million. No distributions were paid during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2020 as compared to the risks discussed in Part II, Item 7A of our 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

March 31, 2020 | 30

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Part I, Item 1A of our 2019 Form 10-K, which risk factors could also be affected by the potential effects of the outbreak of COVID-19 discussed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

The COVID-19 pandemic, and actions taken in response thereto, could materially adversely affect our business, operations, financial condition, and results of operations.

The COVID-19 pandemic and actions of governments and others in response thereto is negatively impacting worldwide economic and commercial activity and financial markets. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which the COVID-19 pandemic negatively impacts our business and operations, including the availability and pricing of feedstocks, will depend on the severity, location, and duration of the effects and spread of COVID-19, the actions undertaken by national, regional, and local governments and health officials to contain such virus or remedy its effects, and if, how quickly and to what extent economic conditions recover and normal business and operating conditions resume.

If we fail to regain or maintain compliance with the continued listing standards of the NYSE, which may result in delisting of our common units from the NYSE.

As disclosed in our Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of the Partnership’s common units fell below $1.00 per unit over a consecutive 30 trading-day period, which is the minimum average unit price for continued listing on the NYSE under Section 802.01C of the NYSE Listing Company Manual. While the Partnership is considering various options it may take in an effort to cure this deficiency and regain compliance, no assurance can be given that the Partnership will be able to regain compliance with the aforementioned listing requirement. If the Partnership fails to regain compliance, our common units will be subject to the NYSE’s suspension and delisting procedures. If the Partnership’s common units ultimately were to be delisted for any reason, such delisting could negatively impact the Partnership, by among other things, reducing the liquidity and market price of our common units, reducing the number of investors willing to hold or acquire our common units, and limiting our ability to issue securities or obtain financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Note 1 (“Organization and Nature of Business”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 2, for a discussion of the Partnership’s Unit Repurchase Program.

Item 5. Other Information

None.

March 31, 2020 | 31

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

101*	The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

*Filed herewith.
†Furnished herewith.

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

March 31, 2020 | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

May 7, 2020	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 7, 2020	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2020 | 33