Form 10-Q
period 2020-06-30
CVR PARTNERS, LP
filed 2020-08-04
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 111,244,971 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 31, 2020.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
June 30, 2020

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	34
	Condensed Consolidated Balance Sheets - June 30, 2020 and December 31, 2019 (unaudited)	5	Item 1A.	Risk Factors	34
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	6	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2020 and 2019 (unaudited)	7	Item 5.	Other Information	35
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2020 and 2019 (unaudited)	8	Item 6.	Exhibits	35
	Notes to the Condensed Consolidated Financial Statements - June 30, 2020 (unaudited)	9	Signatures		37
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2020 | 2

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
•our ability to generate distributable cash or make cash distributions on our common units;
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
•our reliance on, or our ability to procure economically or at all, pet coke we purchase from CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) and third-party suppliers;
•our reliance on the natural gas, electricity, oxygen, nitrogen, sulfur processing, compressed dry air and other products that we purchase from third parties;
•the supply, availability, and prices of essential raw materials;
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
•competition in the nitrogen fertilizer businesses including potential impacts of domestic and global supply and demand and/or domestic or international duties, tariffs, or similar costs;
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
•the volatile nature of ammonia, potential liability for accidents involving ammonia including damage or injury to persons, property, the environment, or human health and increased costs related to the transport or production of ammonia;
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
•restrictions in our debt agreements;

June 30, 2020 | 3

•asset impairments and impacts thereof;
•risks associated with noncompliance with continued listing standards of the New York Stock Exchange (“NYSE”) including potential suspension or delisting and the impacts thereof on our common unit price, valuation, access to capital, liquidity, the number of investors willing to hold or acquire our common units, and our ability to issue securities or obtain financing;
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

June 30, 2020 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$32,557	$36,994
Accounts receivable	15,062	34,264
Inventories	46,668	48,296
Prepaid expenses and other current assets	5,307	5,406
Total current assets	99,594	124,960
Property, plant, and equipment, net	924,586	951,959
Goodwill	—	40,969
Other long-term assets	18,896	20,067
Total assets	$1,043,076	$1,137,955

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$20,968	$21,069
Accounts payable to affiliates	3,044	2,578
Deferred revenue	2,666	27,841
Other current liabilities	18,833	24,043
Total current liabilities	45,511	75,531
Long-term liabilities:
Long-term debt	632,007	632,406
Other long-term liabilities	9,432	10,474
Total long-term liabilities	641,439	642,880
Commitments and contingencies (See Note 12)
Partners’ capital:
Common unitholders, 112,392,755 and 113,282,973 units issued and outstanding at June 30, 2020 and December 31, 2019, respectively	356,125	419,543
General partner interest	1	1
Total partners’ capital	356,126	419,544
Total liabilities and partners’ capital	$1,043,076	$1,137,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except unit data)	2020	2019	2020	2019
Net sales	$105,091	$137,660	$180,172	$229,533
Operating costs and expenses:
Cost of materials and other	21,948	26,000	45,939	49,730
Direct operating expenses (exclusive of depreciation and amortization)	40,008	45,630	75,131	80,450
Depreciation and amortization	23,371	25,030	38,968	41,614
Cost of sales	85,327	96,660	160,038	171,794
Selling, general and administrative expenses	4,451	6,465	9,806	13,311
Loss (gain) on asset disposals	94	(9)	81	445
Goodwill impairment	40,969	—	40,969	—
Operating (loss) income	(25,750)	34,544	(30,722)	43,983
Other (expense) income:
Interest expense, net	(15,890)	(15,599)	(31,673)	(31,249)
Other income, net	38	35	65	55
(Loss) income before income taxes	(41,602)	18,980	(62,330)	12,789
Income tax expense (benefit)	10	12	17	(100)
Net (loss) income	$(41,612)	$18,968	$(62,347)	$12,889

Basic and diluted (loss) earnings per common unit	$(0.37)	$0.17	$(0.55)	$0.11
Distributions declared and paid per common unit	$—	$0.07	$—	$0.19

Weighted-average common units outstanding:
Basic and Diluted	113,170	113,283	113,226	113,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2019	113,282,973	$419,543	$1	$419,544
Land exchange with affiliate	—	(116)	—	(116)
Net loss	—	(20,735)	—	(20,735)
Balance at March 31, 2020	113,282,973	$398,692	$1	$398,693
Repurchase of common units	(890,218)	(955)	—	(955)
Net loss	—	(41,612)	—	(41,612)
Balance at June 30, 2020	112,392,755	$356,125	$1	$356,126

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2018	113,282,973	$499,825	$1	$499,826
Cash distributions to common unitholders - Affiliates	—	(4,670)	—	(4,670)
Cash distributions to common unitholders - Non-affiliates	—	(8,924)	—	(8,924)
Net loss	—	(6,079)	—	(6,079)
Balance at March 31, 2019	113,282,973	$480,152	$1	$480,153
Cash distributions to common unitholders - Affiliates	—	(2,724)	—	(2,724)
Cash distributions to common unitholders - Non-affiliates	—	(5,205)	—	(5,205)
Net income	—	18,968	—	18,968
Balance at June 30, 2019	113,282,973	$491,191	$1	$491,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(62,347)	$12,889
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,968	41,614
Goodwill impairment	40,969	—
Share-based compensation	(169)	2,218
Other adjustments	2,380	2,108
Change in assets and liabilities:
Current assets and liabilities	(13,026)	(24,822)
Non-current assets and liabilities	3	674
Net cash provided by operating activities	6,778	34,681
Cash flows from investing activities:
Capital expenditures	(10,204)	(5,757)
Proceeds from sale of assets	47	89
Net cash used in investing activities	(10,157)	(5,668)
Cash flows from financing activities:
Repurchase of common units	(1,008)	—
Cash distributions to common unitholders - Affiliates	—	(7,394)
Cash distributions to common unitholders - Non-affiliates	—	(14,129)
Other financing activities	(50)	—
Net cash used in financing activities	(1,058)	(21,523)
Net (decrease) increase in cash and cash equivalents	(4,437)	7,490
Cash and cash equivalents, beginning of period	36,994	61,776
Cash and cash equivalents, end of period	$32,557	$69,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2020 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s product sales are sold on a wholesale basis in the United States of America. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

The Partnership’s common units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “UAN.” On April 20, 2020, the average closing price of the Partnership’s common units over a 30 consecutive trading-day period fell below $1.00 per common unit, resulting in noncompliance with the continued listing compliance standards in Section 802.01C of the NYSE Listing Company Manual. The Partnership received written notification of this noncompliance from the NYSE on April 22, 2020, and currently has until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. As of June 30, 2020, the average closing price of the Partnership’s common units over a consecutive 30 trading-day period has remained below $1.00 per common unit. The Partnership currently intends to monitor the closing price of its common units and consider available options if its common units do not trade at a level likely to result in the Partnership regaining compliance with Section 802.01C by January 1, 2021. These options could include, but are not limited to, additional repurchases of common units, reverse unit splits, or other actions.

As of June 30, 2020, public security holders held approximately 65% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 35% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of June 30, 2020, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of our general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by our general partner’s board of directors at any time. On May 20, 2020, the Partnership entered into a common unit repurchase agreement (the “Repurchase Agreement”), pursuant to Rules 10b5-1 and 10b-18 of the Exchange Act, to facilitate the repurchase of its common units and which the Partnership may terminate at any time by providing written notice. During the three and six months ended June 30, 2020, the Partnership repurchased 890,218 common units on the open market at a cost of $1.0 million, inclusive of transaction costs, or an average price of $1.07 per common unit. At June 30, 2020, the Partnership had $9.0 million in authority remaining under the Unit Repurchase Program.

Management and Operations

The Partnership, including CVR GP, is party to a number of agreements with CVR Energy and its subsidiaries to manage certain business relationships between the Partnership and the other parties thereto. The various rights and responsibilities of the Partnership, and its general partner, are set forth in the Partnership’s limited partnership agreement, as amended, and, as applicable, those agreements with CVR Energy. CVR GP manages and operates the Partnership via a combination of the general partner’s senior management team and CVR Energy’s senior management team pursuant to a services agreement among CVR Energy, CVR GP, and the Partnership. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for further discussion. Common unitholders have limited voting rights

June 30, 2020 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

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

Certain reclassifications have been made within the condensed consolidated balance sheets as of December 31, 2019 and the condensed consolidated statements of operations for the three and six months ended June 30, 2019. Catalyst inventory with a value of $5.6 million as of December 31, 2019 was reclassified in the first quarter of 2020 to Other long-term assets to conform to current presentation.

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

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies other areas of the topic to clarify the application of GAAP. Certain amendments within the standard are required to be applied on a retrospective basis and others on a prospective basis. This standard is effective for the Partnership beginning January 1, 2021, with early adoption permitted. The Partnership is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements, but does not currently expect adoption will have a material impact on the Partnership’s consolidated financial position or results of operations. The Partnership does not intend to early adopt this ASU.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest

June 30, 2020 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

(4) Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Finished goods	$17,362	$17,612
Raw materials	177	243
Parts, supplies and other	29,129	30,441
Total inventories	$46,668	$48,296

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Machinery and equipment	$1,386,140	$1,378,651
Buildings and improvements	17,534	17,221
Automotive equipment	16,637	16,691
Land and improvements	14,058	14,075
Construction in progress	7,047	5,198
Other	1,791	1,752
	1,443,207	1,433,588
Less: Accumulated depreciation	518,621	481,629
Total property, plant and equipment, net	$924,586	$951,959

As of June 30, 2020, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

(6) Goodwill

One of the Partnership’s reporting units, the Coffeyville Facility, had a goodwill balance of $41.0 million at December 31, 2019. During the second quarter of 2020, following completion of the spring planting season, the market pricing for ammonia and UAN, the Partnership’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which are currently expected to continue into the second half of 2020. Additionally, significant uncertainty remains as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which may negatively impact demand. Therefore, in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, and market price performance of the Partnership’s common units, the Partnership concluded an impairment indicator was present and a triggering event under ASC 350 had occurred as of June 30, 2020, requiring an interim quantitative impairment assessment to be performed. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, the Partnership recorded a non-cash impairment charge of $41.0 million during the three months ended June 30, 2020.

June 30, 2020 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Leases

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

Balance Sheet Summary as of June 30, 2020 and December 31, 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Operating Leases:
ROU asset, net
Railcars	$8,994	$10,826
Real estate and other	2,769	2,581
Lease liability
Railcars	$9,327	$11,088
Real estate and other	504	288

Finance Leases:
ROU asset, net
Real estate and other	$151	$201
Lease liability
Real estate and other	$155	$205

Lease Expense Summary for the Three and Six Months Ended June 30, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the three and six months ended June 30, 2020 and 2019, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$1,033	$1,023	$2,144	$2,046
Finance lease expense:
Amortization of ROU asset	$23	$167	$50	$272
Interest expense on lease liability	2	9	4	15

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2019, respectively.

June 30, 2020 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating Leases	3.1	3.4
Finance Leases	1.8	2.3
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	3.9%	3.9%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at June 30, 2020:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2020	$1,938	$53
2021	3,567	107
2022	3,131	—
2023	1,262	—
2024	579	—
Thereafter	193	—
Total lease payments	10,670	160
Less: imputed interest	(839)	(5)
Total lease liability	$9,831	$155

On July 31, 2020, the Partnership and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Agreement”). Under the Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Agreement, and the Partnership is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for the Partnership’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under ASC 842, as the Partnership does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Agreement. The Agreement also obligates Messer to install a new oxygen storage vessel and related equipment to be used solely by the Coffeyville Facility. The arrangement for the use of the oxygen storage vessel and related equipment meets the definition of a lease under ASC 842, as the Partnership will receive all output associated with the vessel. Based on terms outlined in the Agreement, the Partnership expects the lease of the oxygen storage vessel to be classified as a financing lease with an amount between $20 and $25 million being capitalized upon lease commencement when the oxygen storage vessel is placed in service.

June 30, 2020 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Personnel accruals	$4,398	$8,187
Sales incentives	3,737	1,614
Operating lease liabilities	3,292	3,523
Accrued interest	2,517	2,518
Current portion of long-term debt	2,240	—
Share-based compensation	303	5,011
Prepaid revenue contracts	223	277
Other accrued expenses and liabilities	2,123	2,913
Total other current liabilities	$18,833	$24,043

Other current liabilities include amounts accrued by the Partnership and owed to CVR Energy and its affiliates of $5.5 million at December 31, 2019. The Partnership had a receivable of $0.6 million at June 30, 2020 with these entities, which is included within Accounts receivable. See Note 14 (“Related Party Transactions”) for additional discussion.

(9) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2020	December 31, 2019
9.25% Senior Secured Notes, due June 2023 (1)	$645,000	$645,000
6.50% Notes, due April 2021, net of current portion (2)	—	2,240
Unamortized discount and debt issuance costs	(12,993)	(14,834)
Total long-term debt, net of current portion	$632,007	$632,406
Current portion of long-term debt (3)	2,240	—
Total long-term debt, including current portion	$634,247	$632,406

(1)The estimated fair value of long-term debt outstanding was approximately $632.1 million and $673.8 million as of June 30, 2020 and December 31, 2019, respectively.
(2)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2.2 million has been classified as short-term as of June 30, 2020.
(3)Amounts reported in Other current liabilities.

Credit Facility

(in thousands)	Total Capacity	Amount Borrowed as of June 30, 2020	Outstanding Letters of Credit	Available Capacity as of June 30, 2020	Maturity Date
Asset Based (AB) Credit Facility (4)	$45,550	$—	$—	$45,550	September 30, 2021

(4)At the option of the borrowers, loans under the AB Credit Facility initially bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate, subject to a 0.50% step-down based on the previous quarter’s excess availability.

Covenant Compliance

The Partnership, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of June 30, 2020.

June 30, 2020 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Ammonia	$36,765	$49,954	$50,911	$63,306
UAN	55,294	73,542	102,308	137,606
Urea products	3,535	5,006	7,068	9,677
Net sales, exclusive of freight and other	95,594	128,502	160,287	210,589
Freight revenue	6,954	7,139	14,677	15,157
Other revenue	2,543	2,019	5,208	3,787
Net sales	$105,091	$137,660	$180,172	$229,533

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2020, the Partnership had approximately $7.5 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $1.4 million of these performance obligations as revenue by the end of 2020, an additional $3.5 million in 2021, and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

Contract Balances

The Partnership’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid

June 30, 2020 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the deferred revenue activity for the six months ended June 30, 2020 is presented below:

(in thousands)
Balance at December 31, 2019	$27,841
Add:
New prepay contracts entered into during the period (1)	18,025
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	26,949
Revenue recognized related to contracts entered into during the period	15,943
Other changes	308
Balance at June 30, 2020	$2,666

(1) Includes $16.6 million where payment associated with prepaid contracts was collected as of June 30, 2020.

(11) Share-Based Compensation

A summary of compensation expense for the three and six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Phantom Units	$59	$755	$(198)	$1,545
Other Awards (1)	248	355	29	673
Total share-based compensation expense	$307	$1,110	$(169)	$2,218

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

The Partnership is continuing to evaluate its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or recent price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2020, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

June 30, 2020 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Supplemental disclosures:
Cash paid for interest	$30,009	$30,016
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,082	2,046
Operating cash flows from finance leases	4	15
Financing cash flows from finance leases	50	272
Non-cash investing activities:
Change in capital expenditures included in accounts payable	(2,104)	(952)

(14) Related Party Transactions

Effective January 1, 2020, the Partnership entered into a new Coffeyville Master Service Agreement (the “Coffeyville MSA”) between Coffeyville Resources Nitrogen Fertilizer LLC (“CRNF”) and Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy (“CRRM”), and a new Corporate Master Service Agreement (the “Corporate MSA”) between CVR Services and certain of its affiliates, including CVR GP and the Partnership and its subsidiaries. For a description of these agreements, see Note 9 (“Related Party Transactions”) in Part II, Item 8 of the 2019 Form 10-K.

Activity associated with the Partnership’s related party arrangements for the three and six months ended June 30, 2020 and 2019 is summarized below.

Related Party Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Sales to related parties (1)	$342	$—	$882	$2
Purchases from related parties (2)	5,326	7,914	11,264	16,900

	June 30, 2020	December 31, 2019
Prepaid expenses (3)	$30	$249
Due to related parties (4)	388	7,826

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
(4)Due to related parties, included in Accounts payable to affiliates, Other current liabilities, and Other long-term liabilities, consist primarily of amounts payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and Corporate MSA.

Property Exchange

On October 22, 2019, the audit committee of CVR Energy and the Conflicts Committee of the board of directors of CVR GP each agreed to authorize the exchange of certain parcels of property owned by CRRM with an equal number of parcels owned by CRNF, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, CRRM and CRNF executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable,

June 30, 2020 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the ASC 805-50 guidance on transferring assets between entities under common control. This transaction resulted in a net reduction to the Partnership’s partners’ capital of approximately $0.1 million.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions paid by the Partnership during the three and six months ended June 30, 2020 related to the fourth quarter of 2019 or first quarter of 2020, and no distributions were declared for the second quarter of 2020.

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

June 30, 2020 | 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020 (the “2019 Form 10-K”). Results of operations for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.
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

June 30, 2020 | 19

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

Achievements

During the first half of 2020, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Operated all facilities and corporate offices safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Maintained high asset reliability and utilization at both facilities during the second quarter of 2020.	✓	✓	✓
Achieved record shipments of ammonia from the East Dubuque Facility in April 2020.		✓	✓
Achieved 8% improvement in total recordable incident rate through the second quarter 2020 compared to 2019.	✓
Repurchased $1.0 million of CVR Partners common units during the second quarter 2020.				✓

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

June 30, 2020 | 20

General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto has and continues to negatively impact the worldwide economy, financial markets, and the agricultural industry. The COVID-19 pandemic resulted in significant business and operational disruptions, including business closures in the restaurant and food supply industries, amongst others, liquidity strains, demand destruction, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce, including farmers in the agricultural industry. As a result, the global demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for fertilizer), has declined, causing many refineries and plants to reduce production or idle, evidenced by a decline in the second quarter 2020 average ethanol production of 30% from 2019. As of July 2020, ethanol production has recovered 27% from the second quarter 2020 average. The potential for a decline in production at crude oil refineries, including from the crude oil refinery owned and operated by Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy, could result in increased costs incurred by the Partnership in future periods to source feedstocks, such as pet coke, at spot prices. Concerns over the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility, uncertainty in food supply demands, and have diminished expectations for the global economy and may precipitate a prolonged economic slowdown and recession. As a result, the Partnership may witness some decline in demand for its products in 2020 or beyond.

The Partnership believes the general business environment in which it operates will continue to remain volatile through the remainder of the year, driven by uncertainty around the availability and prices of its feedstocks and the demand for its products. As a result, the Partnership anticipates its future operating results and current and long-term financial condition may be negatively impacted. Due to the rapidly evolving situation, the uncertainty of its duration, and the timing of recovery, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results.

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including goodwill and other long-lived assets, may not be recoverable. As of December 31, 2019, the Partnership had a goodwill balance of $41.0 million associated with our Coffeyville Facility reporting unit for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market price performance of the Partnership’s common units, a qualitative analysis, and additional risks associated with the business, the Partnership concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit as of June 30, 2020. The results of the impairment test indicated that the carrying amount of the Coffeyville Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Partnership applied a hypothetical 1% favorable change in the weighted average cost of capital, and separately, increased the revenue projections by 10%, holding gross margins steady. The results of these sensitivity analyses confirmed the need to record a non-cash impairment charge of $41.0 million during the three months ended June 30, 2020.

While our assessment in 2020 has not identified the existence of an impairment indicator for our long-lived asset groups, we continue to monitor the current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative test is performed, the extent to which the recoverability of our long-lived assets could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.

Market Conditions

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle and the impacts of the global COVID-19 pandemic, the Partnership believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

June 30, 2020 | 21

Weather significantly impacted the timing of the planting season for corn and soybeans in 2019. Due to excessive wet conditions, crops were planted later than normal in the spring which led to a late harvest of these crops in the fall of 2019. As a result, the ammonia application season in the fall of 2019 was shortened. This created a surplus of ammonia inventory in the market during the winter of 2019 leading into 2020. UAN continues to be impacted by the imposition of import duties on UAN product by the European Union (the “EU”). This has resulted in shifts in UAN trade flows for product that had previously been shipped to the EU. In 2020, natural gas prices across the world declined significantly as compared to 2019. Natural gas is the primary feedstock for production of nitrogen fertilizers. As a result of these factors, the Partnership has seen a softening of prices related to these products.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain their own nitrogen through a process known as “N fixation”. As such, upon the harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as, evident through the chart presented below for 2020 and 2019.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in the ethanol market due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. While there is uncertainty surrounding if and when gasoline demand will return to normal levels, the drop in ethanol demand has not significantly impacted spring planting decisions, as evidenced through the chart below.

**Corn and Soybean Planted Acres (1)**

100%
50%
48%
52%
46%
54%
2020
2019
Corn
Soybean

The preliminary 2020 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 92.0 million acres of corn, representing an increase of 2.6% in corn acres planted as compared to 89.7 million corn acres in 2019. Planted soybean acres are estimated to be 83.8 million acres, representing a 10.2% increase in soybean acres planted as compared to 76.1 million soybean acres in 2019. Despite these anticipated increases in corn acres planted in 2020, if the current gasoline demand and ethanol blending continues to be weak, there is an expectation that corn planted acres could be lower than estimated while remaining above 2019 levels, and corn inventories could be elevated after the harvest in fall 2020 leading to lower planted corn acres in future years. Despite the above potential risks for 2021 or later, the Partnership currently expects solid demand for crop inputs for the remainder of the year.

June 30, 2020 | 22

The tables below show relevant market indicators by month through June 30, 2020:

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services. Planted acres for 2020 are preliminary USDA estimated amounts and will be updated for actual amounts as the information becomes available, which is expected to be during the third quarter.
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

June 30, 2020 | 23

On a consolidated basis, utilization increased 2% to 94% for the two years ended June 30, 2020 compared to the two years ended June 30, 2019. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque Facility impacting comparability to 2020.

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure that is comparable across the fertilizer industry.

Operating Highlights (three months ended June 30, 2020 versus June 30, 2019)

June 30, 2020 | 24

Operating Highlights (six months ended June 30, 2020 versus June 30, 2019)

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2020	2019	2020	2019
Ammonia (gross produced)	216	211	417	390
Ammonia (net available for sale)	79	71	157	112
UAN	321	316	638	651

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Petroleum coke used in production (thousand tons)	138	134	263	266
Petroleum coke (dollars per ton)	$31.13	$34.60	$37.59	$36.14
Natural gas used in production (thousands of MMBtu) (1)	2,131	2,070	4,272	3,510
Natural gas used in production (dollars per MMBtu) (1)	$1.94	$2.61	$2.18	$3.11
Natural gas in cost of materials and other (thousands of MMBtu) (1)	3,216	3,185	4,633	4,193
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.17	$3.32	$2.36	$3.45

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Six Months Ended June 30, 2020 and 2019

Overview - For the three months ended June 30, 2020, the Partnership’s operating loss and net loss were $25.8 million and $41.6 million, a $60.3 million and $60.6 million decrease in operating and net income, respectively, compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, the Partnership’s operating loss and net loss were $30.7 million and $62.3 million, a $74.7 million and $75.2 million decrease in operating and net income, respectively, compared to

June 30, 2020 | 25

the six months ended June 30, 2019. The declines in income during both periods were driven primarily by a goodwill impairment of $41.0 million resulting from the expectation of continued weakening of sales pricing due to lower corn prices, a softening natural gas market, and increased imports of UAN, as was seen during the second quarter of 2020, as well as unfavorable ammonia and UAN pricing seen during the second quarter of 2020.

Net Sales
$ (in millions)
250
200
150
100
50
$105.1
$137.7
$180.2
$229.5
Q2
YTD
2020
2019

Operating (Loss) Income
$ (in millions)
50
25
0
(25)
(50)
$34.5
$44.0
$(25.8)
$(30.7)
Q2
YTD
2020
2019

Net (Loss) Income
$ (in millions)
20
0
(20)
(40)
(60)
(80)
$19.0
$12.9
$(41.6)
$(62.3)
Q2
YTD
2020
2019

**EBITDA (1)**

$ (in millions)
80
60
40
20
0
(20)
$59.6
$(2.3)
$85.7
$8.3
Q2
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown below.

Net Sales - For the three months ended June 30, 2020, net sales decreased by $32.6 million to $105.1 million compared to the three months ended June 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $31.5 million in lower revenues, partially offset by increased sales volumes contributing $0.1 million, as compared to the three months ended June 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

(in thousands)	Price Variance	Volume Variance
UAN	$(17,781)	$(467)
Ammonia	(13,725)	535

The decrease in UAN and ammonia sales pricing for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and international markets. For UAN, a softening natural gas market, which is the typical feedstock for nitrogen plants, shifting trade flows in UAN due to the imposition of import duties on UAN in the EU, and lower corn prices due to decreased demand for corn for

June 30, 2020 | 26

ethanol blending contributed to lower UAN prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices.

For the six months ended June 30, 2020, net sales decreased by $49.3 million to $180.2 million compared to the six months ended June 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $54.2 million in lower revenues, partially offset by increased sales volumes contributing $6.5 million, as compared to the six months ended June 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

(in thousands)	Price Variance	Volume Variance
UAN	$(33,805)	$(1,489)
Ammonia	(20,406)	8,012

The decrease in UAN and ammonia sales pricing for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to the competitive pricing pressures discussed above. For UAN, the softening natural gas markets, shifting trade flows, and lower corn prices seen during the second quarter of 2020 contributed to lower prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices.

Cost of Materials and Other
50
25
$ (in millions)
$21.9
$26.0
$45.9
$49.7
Q2
YTD
2020
2019

Direct Operating Expenses (1)
$ (in millions)
80
60
40
20
$40.0
$45.6
$75.1
$80.5
Q2
YTD
2020
2019

(1)Exclusive of depreciation and amortization expense.

Cost of materials and other - For the three months ended June 30, 2020, cost of materials and other was $21.9 million compared to $26.0 million for the three months ended June 30, 2019 as a result of lower natural gas costs and a lesser draw of ammonia at our East Dubuque Facility.

For the six months ended June 30, 2020, cost of materials and other was $45.9 million compared to $49.7 million for the six months ended June 30, 2019 as a result of a decrease in freight and distribution costs at our Coffeyville Facility and lower natural gas prices and a lesser draw of ammonia than the prior period at our East Dubuque Facility, partially offset by increased pet coke costs at our Coffeyville Facility.

Direct operating expenses (exclusive of depreciation and amortization) - For the three and six months ended June 30, 2020, direct operating expenses (exclusive of depreciation and amortization) were $40.0 million and $75.1 million, respectively, compared to $45.6 million and $80.5 million for the three and six months ended June 30, 2019, respectively. The decreases for both periods were primarily due to lower utility costs and a decrease of inventory draws in ammonia primarily at our East Dubuque Facility.

June 30, 2020 | 27

**Depreciation and Amortization**

45
30
15
$ (in millions)
$23.4
$25.0
$39.0
$41.6
Q2
YTD
2020
2019

Selling, General, and Administrative Expenses, and Other
$ (in millions)
15
10
5
0
$4.5
$6.5
$9.9
$13.8
Q2
YTD
2020
2019

Depreciation and Amortization Expense - For the three and six months ended June 30, 2020, depreciation and amortization expense decreased $1.6 million and $2.6 million compared to the three and six months ended June 30, 2019, respectively, as a result of higher depreciation on certain assets in January 2019 through September 2019 that are no longer being utilized following the 2019 turnaround at the East Dubuque Facility.

Selling, General, and Administrative Expenses, and Other - For the three and six months ended June 30, 2020, selling, general and administrative expenses and other decreased $2.0 million and $3.9 million compared to the three and six months ended June 30, 2019. These decreases were primarily related to a decrease in personnel costs and corporate allocated costs.

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

The following are non-GAAP measures that continue to be presented for the period ended June 30, 2020:

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

Available Cash for Distribution - EBITDA for the quarter excluding non-cash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the board of directors (the “Board”) of our general partner in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

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

June 30, 2020 | 28

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

Goodwill Impairment

As of December 31, 2019, the Partnership had a goodwill balance of $41.0 million associated with our Coffeyville Facility reporting unit for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market performance of the Partnership’s common units, a qualitative analysis, and additional risks associated with the business, the Partnership concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. The results of the impairment test indicated that the carrying amount of the Coffeyville Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. No such charge was recognized during 2019.

Non-GAAP Reconciliations

Reconciliation of Net (Loss) Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income	$(41,612)	$18,968	$(62,347)	$12,889
Add:
Interest expense, net	15,890	15,599	31,673	31,249
Income tax expense (benefit)	10	12	17	(100)
Depreciation and amortization	23,371	25,030	38,968	41,614
EBITDA	$(2,341)	$59,609	$8,311	$85,652

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$(20,929)	$(17,243)	$6,778	$34,681
Non-cash items:
Goodwill impairment	(40,969)	—	(40,969)	—
Other	(1,426)	(2,005)	(2,211)	(4,326)
Add:
Interest expense, net	15,890	15,599	31,673	31,249
Income tax expense (benefit)	10	12	17	(100)
Change in assets and liabilities	45,083	63,246	13,023	24,148
EBITDA	$(2,341)	$59,609	$8,311	$85,652

June 30, 2020 | 29

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
EBITDA	$(2,341)	$59,609	$8,311	$85,652
Non-cash items:
Goodwill impairment	40,969	—	40,969	—
Current reserves for amounts related to:
Debt service	(14,999)	(14,865)	(29,998)	(29,692)
Maintenance capital expenditures	(2,220)	(1,447)	(6,358)	(4,814)
Common units repurchased	(1,008)	—	(1,008)	—
Other (reserves) releases:
Reserve for future turnaround	(1,500)	(7,000)	(1,500)	(7,000)
Reserve for repayment of current portion of long-term debt	(2,240)	—	(2,240)	—
Reserve for recapture of prior negative available cash	(5,917)	—	(5,917)	—
Cash reserves for future operating needs	(10,744)	(5,000)	(10,744)	(5,000)
Reserve for maintenance capital expenditures	—	(16,000)	—	(16,000)
Release of previously established cash reserves	—	—	2,567	—
Available Cash for distribution (1) (2)	$—	$15,297	$(5,918)	$23,146

Common units outstanding	112,393	113,283	112,393	113,283

(1)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership paid no cash distributions for the fourth quarter of 2019 and the first quarter of 2020.
Liquidity and Capital Resources

Our principal source of liquidity has historically been cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in U.S. economic activity. These effects have caused significant volatility and disruption of the financial markets, and we have observed adverse impacts to our business and financial performance, of which the nature and extent of such impacts remains uncertain. This period of extreme economic disruption, including business closures in the restaurant and food supply industries, idling of ethanol facilities, and limitations on the availability of the workforce, including farmers in the agricultural industry, may have an impact on our business, results of operations, and access to sources of liquidity. In view of the uncertainty of the depth and extent of the contraction in the U.S. economy and potential impact on the demand for our fertilizer products, we have taken proactive actions to address the impacts we may experience in our results of operations, liquidity, and financial condition, including the following:

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

June 30, 2020 | 30

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

There have been no material changes in liquidity from our 2019 Form 10-K. The Partnership, and its subsidiaries, were in compliance with all covenants under their respective debt instruments as of June 30, 2020.

Cash and Other Liquidity

As of June 30, 2020, we had cash and cash equivalents of $32.6 million, including $1.3 million from customer advances. Combined with $45.6 million available under our AB Credit Facility less $25.0 million in cash included in our borrowing base, we had total liquidity of $53.1 million as of June 30, 2020.

	June 30, 2020	December 31, 2019
(in thousands)
9.25% Senior Notes due June 2023	$645,000	$645,000
6.50% Senior Notes due April 2021, net of current portion (1)	—	2,240
Unamortized discount and debt issuance costs	(12,993)	(14,834)
Total long-term debt	$632,007	$632,406
Current portion of long-term debt (2)	2,240	—
Total long-term debt, including current portion	$634,247	$632,406

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2 million has been classified as short-term as of June 30, 2020.
(2)Amounts reported in Other current liabilities.

The Partnership has the 2023 Senior Notes, the 6.50% Senior Notes due 2021, and an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 5 (“Long-Term Debt”) in Part II, Item 8 of the 2019 Form 10-K for further discussion.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed. Our total capital expenditures for the six months ended June 30, 2020, along with our estimated expenditures for 2020 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2020	2020
Maintenance capital	$6,358	$14,000 - 16,000
Growth capital	1,742	5,000 - 7,000
Total capital expenditures	$8,100	$19,000 - 23,000

In light of the changing environment and proactive maintenance performed during several outages at the third-party owned and operated air separation unit at Coffeyville during the first quarter of 2020, we moved our turnaround from the previously planned timeframe of the fall of 2020 to the summer of 2021. We will continue to monitor market conditions and make adjustments, if needed, to our current plans. Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in

June 30, 2020 | 31

labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time. Capital spending is determined by the Board.
Distributions to Unitholders
The current policy of the Board is to distribute all Available Cash the Partnership generated on a quarterly basis. Available Cash for each quarter will be determined by the Board following the end of such quarter. Available Cash for each quarter is calculated as EBITDA reduced for cash needed for (i) debt service, (ii) maintenance capital expenditures, and, to the extent applicable, (iii) reserves for future operating or capital needs that the Board deems necessary or appropriate, if any, in its sole discretion. Available Cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There have been no distributions paid by the Partnership relating to the fourth quarter of 2019 or the first quarter of 2020, and there have also been no distributions declared for the second quarter of 2020, as the Board determined there was no available cash for each such quarter.

The following table presents distributions paid by the Partnership to CVR Partners’ common unitholders, including amounts paid to CVR Energy, during 2019.

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

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of our general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by our general partner’s board of directors at any time. On May 20, 2020, the Partnership entered into a common unit repurchase agreement, pursuant to Rules 10b5-1 and 10b-18 of the Exchange Act, to facilitate the repurchase of its common units and which the Partnership may terminate at any time by providing written notice. During the three and six months ended June 30, 2020, the Partnership repurchased 890,218 common units on the open market at a cost of $1.0 million, inclusive of transaction costs, or an average price of $1.07 per common unit. At June 30, 2020, the Partnership had $9.0 million in authority remaining under the Unit Repurchase Program.

Recent Developments

As disclosed in our Current Report on Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of our common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the New York Stock Exchange (the “NYSE”) under Section 802.01C of the NYSE Listing Company Manual. Under the NYSE’s rules, the Partnership has six months following receipt of this notification to regain compliance with the minimum unit price requirement. However, due to the unprecedented market-wide declines as a result of the ongoing spread of COVID-19, the SEC approved the NYSE’s request to toll the six month compliance period through and including June 30, 2020. As a result, the Partnership has until January 1, 2021 to regain compliance with this continued listing standard. As of June 30, 2020, the average closing price of the Partnership’s common units over a consecutive 30 trading-day period has remained below $1.00 per common unit. Although the Partnership intends to

June 30, 2020 | 32

pursue measures to cure the unit price non-compliance and return to compliance with the NYSE continued listing requirements in Section 802.01C of the NYSE Listed Company Manual, no assurance can be given that the Partnership will be able to regain compliance with the aforementioned listing requirement.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2020	2019	Change
Net cash flow provided by (used in):
Operating activities	$6,778	$34,681	$(27,903)
Investing activities	(10,157)	(5,668)	(4,489)
Financing activities	(1,058)	(21,523)	20,465
Net increase (decrease) in cash and cash equivalents	$(4,437)	$7,490	$(11,927)

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to a decline in net income, excluding non-cash items, of $39.0 million, and unfavorable changes in non-current assets and liabilities of $0.7 million, partially offset by favorable changes in working capital of $11.8 million.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to increased capital expenditures during 2020 of $4.4 million.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was the result of cash distributions paid of $21.5 million during the six months ended June 30, 2019, which were not paid during the six months ended June 30, 2020, partially offset by repurchasing common units for $1.0 million during 2020.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2020 as compared to the risks discussed in Part II, Item 7A of our 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive

June 30, 2020 | 33

Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

The COVID-19 pandemic, and actions taken in response thereto, could materially adversely affect our business, operations, financial condition, liquidity, and results of operations.

The COVID-19 pandemic and actions of governments and others in response thereto is negatively impacting worldwide economic and commercial activity and financial markets. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. Further, if general economic conditions continue to remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed. The full impact of the COVID-19 pandemic is unknown and is rapidly evolving. The extent to which the COVID-19 pandemic negatively impacts our business and operations, including the availability and pricing of feedstocks, will depend on the severity, location, and duration of the effects and spread of COVID-19, the actions undertaken by national, regional, and local governments and health officials to contain such virus or remedy its effects, and if, how quickly and to what extent economic conditions recover and normal business and operating conditions resume.

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

June 30, 2020 | 34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of the Partnership’s equity securities during the three months ended June 30, 2020 were as follows:

Period	Total Number of Units Purchased	Average Price paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (1)
May 1 to May 31, 2020	—	$—	—	$10,000,000
June 1 to June 30, 2020	890,218	1.07	890,218	9,045,479
Total	890,218		890,218

(1)On May 6, 2020, the Board, on behalf of the Partnership, authorized the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases may be made through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. Through June 30, 2020, the Partnership has repurchased $1.0 million of its common units under this authorization and $9.0 million of authority may yet be used to purchase common units.

Item 5. Other Information

On July 31, 2020, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Agreement”) which replaced the Amended and Restated On-Site Product Supply Agreement between CRNF and The BOC Group, Inc. (as predecessor in interest to Messer) on substantially similar terms. The Agreement term is fifteen years, and renews for successive 12 month terms unless terminated by either party upon 12 months written notice given on the last day of the initial term or any renewal term, or unless earlier terminated in the event of default. Under the Agreement, among other obligations, Messer is obligated to supply, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air, subject to certain technical specifications and other customary requirements contained therein. The Agreement also obligates Messer to install an oxygen storage vessel and other equipment and make additional capital investments in Messer’s facility intended to improve the reliability of such facility. This description of the Agreement is qualified in its entirety by reference to the copy thereof filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6. Exhibits

Exhibit	Exhibit Description

10.1*+	On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and the Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.
+ Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Partnership agrees to furnish an unredacted copy of this Exhibit to the SEC on a confidential basis upon request.
†Furnished herewith.

June 30, 2020 | 35

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

June 30, 2020 | 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

August 4, 2020	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2020	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2020 | 37