Form 10-Q
period 2020-09-30
CVR PARTNERS, LP
filed 2020-11-03
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 110,988,971 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 30, 2020.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2020

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	34
	Condensed Consolidated Balance Sheets - September 30, 2020 and December 31, 2019 (unaudited)	5	Item 1A.	Risk Factors	34
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	7	Item 5.	Other Information	36
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2020 and 2019 (unaudited)	8	Item 6.	Exhibits	37
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9	Signatures		38
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2020 | 2

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
•restrictions in our debt agreements;

September 30, 2020 | 3

•asset impairments and impacts thereof;
•risks associated with noncompliance with continued listing standards of the New York Stock Exchange (“NYSE”) or the effectiveness of the announced reverse unit split for regaining and maintaining compliance, including potential suspension or delisting and the impacts thereof on our common unit price, valuation, access to capital, liquidity, the number of investors willing to hold or acquire our common units, and our ability to issue securities or obtain financing;
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

September 30, 2020 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$48,285	$36,994
Accounts receivable	18,592	34,264
Inventories	45,913	48,296
Prepaid expenses and other current assets	3,324	5,406
Total current assets	116,114	124,960
Property, plant, and equipment, net	912,690	951,959
Goodwill	—	40,969
Other long-term assets	18,137	20,067
Total assets	$1,046,941	$1,137,955

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$22,289	$21,069
Accounts payable to affiliates	2,288	2,578
Deferred revenue	11,606	27,841
Other current liabilities	32,429	24,043
Total current liabilities	68,612	75,531
Long-term liabilities:
Long-term debt	632,962	632,406
Other long-term liabilities	9,515	10,474
Total long-term liabilities	642,477	642,880
Commitments and contingencies (See Note 12)
Partners’ capital:
Common unitholders, 110,988,971 and 113,282,973 units issued and outstanding at September 30, 2020 and December 31, 2019, respectively	335,851	419,543
General partner interest	1	1
Total partners’ capital	335,852	419,544
Total liabilities and partners’ capital	$1,046,941	$1,137,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except unit data)	2020	2019	2020	2019
Net sales	$79,482	$88,582	$259,654	$318,115
Operating costs and expenses:
Cost of materials and other	21,736	21,617	67,675	71,347
Direct operating expenses (exclusive of depreciation and amortization)	38,555	47,554	113,686	128,004
Depreciation and amortization	18,029	18,418	56,997	60,032
Cost of sales	78,320	87,589	238,358	259,383
Selling, general and administrative expenses	4,232	6,326	14,038	19,637
Loss on asset disposals	39	2,184	120	2,629
Goodwill impairment	—	—	40,969	—
Operating (loss) income	(3,109)	(7,517)	(33,831)	36,466
Other (expense) income:
Interest expense, net	(15,877)	(15,621)	(47,550)	(46,870)
Other income, net	57	174	122	229
Loss before income taxes	(18,929)	(22,964)	(81,259)	(10,175)
Income tax expense (benefit)	23	12	40	(88)
Net loss	$(18,952)	$(22,976)	$(81,299)	$(10,087)

Basic and diluted loss per common unit	$(0.17)	$(0.20)	$(0.72)	$(0.09)
Distributions declared per common unit	$—	$0.14	$—	$0.33

Weighted-average common units outstanding:
Basic and Diluted	111,294	113,283	112,577	113,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2019	113,282,973	$419,543	$1	$419,544
Land exchange with affiliate	—	(116)	—	(116)
Net loss	—	(20,735)	—	(20,735)
Balance at March 31, 2020	113,282,973	$398,692	$1	$398,693
Repurchase of common units	(890,218)	(955)	—	(955)
Net loss	—	(41,612)	—	(41,612)
Balance at June 30, 2020	112,392,755	$356,125	$1	$356,126
Repurchase of common units	(1,403,784)	(1,322)	—	(1,322)
Net loss	—	(18,952)	—	(18,952)
Balance at September 30, 2020	110,988,971	$335,851	$1	$335,852

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2018	113,282,973	$499,825	$1	$499,826
Cash distributions to common unitholders - Affiliates	—	(4,670)	—	(4,670)
Cash distributions to common unitholders - Non-affiliates	—	(8,924)	—	(8,924)
Net loss	—	(6,079)	—	(6,079)
Balance at March 31, 2019	113,282,973	$480,152	$1	$480,153
Cash distributions to common unitholders - Affiliates	—	(2,724)	—	(2,724)
Cash distributions to common unitholders - Non-affiliates	—	(5,205)	—	(5,205)
Net income	—	18,968	—	18,968
Balance at June 30, 2019	113,282,973	$491,191	$1	$491,192
Cash distributions to common unitholders - Affiliates	—	(5,449)	—	(5,449)
Cash distributions to common unitholders - Non-affiliates	—	(10,411)	—	(10,411)
Net loss	—	(22,976)	—	(22,976)
Balance at September 30, 2019	113,282,973	$452,355	$1	$452,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(81,299)	$(10,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,997	60,032
Goodwill impairment	40,969	—
Share-based compensation	(121)	2,970
Other adjustments	4,089	5,256
Change in assets and liabilities:
Current assets and liabilities	7,381	9,283
Non-current assets and liabilities	1,201	1,218
Net cash provided by operating activities	29,217	68,672
Cash flows from investing activities:
Capital expenditures	(15,174)	(9,487)
Proceeds from sale of assets	48	89
Net cash used in investing activities	(15,126)	(9,398)
Cash flows from financing activities:
Repurchase of common units	(2,277)	—
Cash distributions to common unitholders - Affiliates	—	(12,843)
Cash distributions to common unitholders - Non-affiliates	—	(24,540)
Payment of deferred financing costs	(448)	—
Other financing activities	(75)	—
Net cash used in financing activities	(2,800)	(37,383)
Net increase in cash and cash equivalents	11,291	21,891
Cash and cash equivalents, beginning of period	36,994	61,776
Cash and cash equivalents, end of period	$48,285	$83,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2020 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s products are sold on a wholesale basis in the United States of America. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

NYSE Listing Requirements and Reverse Split

The Partnership’s common units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “UAN.” On April 20, 2020, the average closing price of the Partnership’s common units over a 30 consecutive trading-day period fell below $1.00 per common unit, resulting in noncompliance with the continued listing standards in Section 802.01C of the NYSE Listed Company Manual. The Partnership received written notification of this noncompliance from the NYSE on April 22, 2020, and currently has until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. As of September 30, 2020, the average closing price of the Partnership’s common units over the preceding consecutive 30 trading-day period remained below $1.00 per common unit.

On November 2, 2020, the Partnership announced that the board of directors of its general partner (the “Board”) had approved a 1-for-10 reverse split of the Partnership’s common units to be effective at 5:00 p.m. Eastern Time on November 23, 2020, pursuant to which each ten common units of the Partnership would be converted into one common unit of the Partnership (the “Reverse Unit Split”). In accordance with the Partnership’s Agreement of Limited Partnership, as amended (the “Partnership Agreement”), following the Reverse Unit Split, any fractional units of record holders will be rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. Following the Reverse Unit Split, the number of common units outstanding would decrease from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under the Partnership’s long-term incentive plan and outstanding awards thereunder.

The Board determined the 1-for-10 ratio to be appropriate to meet the Partnership’s goals of improving the marketability of its common units, regaining compliance with NYSE listing requirements, and reducing the risk of future noncompliance with such listing requirements.

The Partnership’s common units are expected to begin trading on a split-adjusted basis when markets open on November 24, 2020, under the symbol “UAN” and a new CUSIP number.

Interest Holders

As of September 30, 2020, public common unit holders held approximately 65% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 35% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of September 30, 2020, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of our general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. During the three and nine months ended

September 30, 2020 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 30, 2020, the Partnership repurchased 1,403,784 and 2,294,002 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act, which was terminated on August 6, 2020, at a cost of $1.3 million and $2.3 million, respectively, inclusive of transaction costs, or an average price of $0.94 and $0.99 per common unit, respectively. At September 30, 2020, the Partnership had $7.7 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Management and Operations

The Partnership, including CVR GP, is managed by a combination of the Board, the general partner’s executive officers, CVR Services (as sole member of the general partner), and certain officers of CVR Energy, pursuant to the Partnership Agreement, as well as a number of agreements between the Partnership, CVR GP, CVR Energy, and certain of their respective subsidiaries, including a services agreement. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

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

Certain reclassifications have been made within the condensed consolidated balance sheets as of December 31, 2019 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2019. Catalyst inventory with a value of $5.6 million as of December 31, 2019 was reclassified in the first quarter of 2020 to Other long-term assets to conform to current presentation.

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

September 30, 2020 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

(4) Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Finished goods	$16,157	$17,612
Raw materials	146	243
Parts, supplies and other	29,610	30,441
Total inventories	$45,913	$48,296

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Machinery and equipment	$1,386,904	$1,378,651
Buildings and improvements	17,598	17,221
Automotive equipment	16,608	16,691
Land and improvements	14,058	14,075
Construction in progress	11,667	5,198
Other	1,796	1,752
	1,448,631	1,433,588
Less: Accumulated depreciation and amortization	535,941	481,629
Total property, plant and equipment, net	$912,690	$951,959

As of September 30, 2020, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC 360.

(6) Goodwill

One of the Partnership’s reporting units, the Coffeyville Facility, had a goodwill balance of $41.0 million at December 31, 2019. During the second quarter of 2020, following completion of the spring planting season, the market pricing for ammonia and UAN, the Partnership’s two primary products, experienced significant pricing declines driven by updated market

September 30, 2020 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which have negatively impacted demand. Therefore, in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, and market price performance of the Partnership’s common units, the Partnership concluded an impairment indicator was present and a triggering event under ASC 350 had occurred as of June 30, 2020, requiring an interim quantitative impairment assessment to be performed. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, the Partnership recorded a full, non-cash impairment charge of $41.0 million during the three months ended June 30, 2020. There is no goodwill balance remaining as of September 30, 2020.

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

Balance Sheet Summary as of September 30, 2020 and December 31, 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Operating Leases:
ROU asset, net
Railcars	$8,148	$10,826
Real estate and other	3,136	2,581
Lease liability
Railcars	$8,504	$11,088
Real estate and other	916	288

Finance Leases:
ROU asset, net
Real estate and other	$126	$201
Lease liability
Real estate and other	$130	$205

September 30, 2020 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lease Expense Summary for the Three and Nine Months Ended September 30, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the three and nine months ended September 30, 2020 and 2019, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$1,000	$1,023	$3,144	$3,069
Finance lease expense:
Amortization of ROU asset	$25	$25	$75	$297
Interest expense on lease liability	1	2	5	17

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating Leases	3.1	3.4
Finance Leases	1.6	2.3
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	4.0%	3.9%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at September 30, 2020:

(in thousands)	Operating Leases	Financing Leases
Remainder of 2020	$970	$27
2021	3,672	107
2022	3,236	—
2023	1,367	—
2024	684	—
Thereafter	263	—
Total lease payments	10,192	134
Less: imputed interest	(772)	(4)
Total lease liability	$9,420	$130

On July 31, 2020, the Partnership and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and the Partnership is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for the Partnership’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under ASC 842, as the Partnership does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel and related equipment

September 30, 2020 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to be used solely by the Coffeyville Facility. The arrangement for the use of the oxygen storage vessel and related equipment meets the definition of a lease under ASC 842, as the Partnership will receive all output associated with the vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the oxygen storage vessel to be classified as a financing lease with an amount between $20 and $25 million being capitalized upon lease commencement when the oxygen storage vessel is placed in service.

(8) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued interest	$17,469	$2,518
Personnel accruals	5,083	8,187
Operating lease liabilities	3,299	3,523
Current portion of long-term debt	2,240	—
Sales incentives	1,085	1,614
Share-based compensation	381	5,011
Prepaid revenue contracts	157	277
Other accrued expenses and liabilities	2,715	2,913
Total other current liabilities	$32,429	$24,043

Other current liabilities include amounts accrued by the Partnership and owed to CVR Energy and its affiliates of $5.5 million at December 31, 2019. The Partnership had a receivable of $1.5 million at September 30, 2020 with these entities, which is netted against other intercompany transactions and included within Accounts payable to affiliates. See Note 14 (“Related Party Transactions”) for additional discussion.

(9) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2020	December 31, 2019
9.25% Senior Secured Notes, due June 2023 (1)	$645,000	$645,000
6.50% Senior Notes, due April 2021, net of current portion (2)	—	2,240
Unamortized discount and debt issuance costs	(12,038)	(14,834)
Total long-term debt, net of current portion	632,962	632,406
Current portion of long-term debt (3)	2,240	—
Total long-term debt, including current portion	$635,202	$632,406

(1)The estimated fair value of long-term debt outstanding was approximately $596.6 million and $673.8 million as of September 30, 2020 and December 31, 2019, respectively.
(2)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2.2 million has been classified as short-term debt as of September 30, 2020.
(3)Amounts reported in Other current liabilities.

Credit Facility

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2020	Outstanding Letters of Credit	Available Capacity as of September 30, 2020	Maturity Date
ABL Credit Agreement (4)(5)	$25,462	$—	$—	$25,462	September 30, 2022

(4)Through December 31, 2020, loans under the Partnership’s ABL Credit Agreement (the “ABL Credit Agreement”, formerly referred to as the “AB Credit Facility”) bear interest at an annual rate equal to (i) 2.00% plus LIBOR or (ii) 1.00% plus a base rate. Thereafter, loans

September 30, 2020 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
will bear interest (i) at such rates if our quarterly excess availability is greater than 50% and (ii) (a) 2.50% plus LIBOR or (b) 1.50% plus a base rate, otherwise.
(5)The ABL Credit Agreement was amended on September 29, 2020 to, among other things, reduce the commitments thereunder to $35 million and extend the maturity date to September 30, 2022. Deferred financing costs of $0.4 million were capitalized related to this amendment and will be amortized from Prepaid expenses and other current assets and Other long-term assets over the remaining term of the ABL Credit Agreement.

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2020.

(10) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Ammonia	$12,995	$11,110	$63,906	$74,416
UAN	51,042	61,970	153,350	199,576
Urea products	3,385	4,575	10,453	14,251
Net sales, exclusive of freight and other	67,422	77,655	227,709	288,243
Freight revenue	9,545	8,752	24,222	23,909
Other revenue	2,515	2,175	7,723	5,963
Net sales	$79,482	$88,582	$259,654	$318,115

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2020, the Partnership had approximately $7.3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately

September 30, 2020 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$1.3 million of these performance obligations as revenue by the end of 2020, an additional $3.5 million in 2021, and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

A summary of the deferred revenue activity for the nine months ended September 30, 2020 is presented below:

(in thousands)
Balance at December 31, 2019	$27,841
Add:
New prepay contracts entered into during the period (1)	27,857
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(27,032)
Revenue recognized related to contracts entered into during the period	(16,596)
Other changes	(464)
Balance at September 30, 2020	$11,606

(1) Includes $26.0 million where payment associated with prepaid contracts was collected as of September 30, 2020.

(11) Share-Based Compensation

A summary of compensation expense for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Phantom Units	$144	$544	$(54)	$2,089
Other Awards (1)	(96)	208	(67)	881
Total share-based compensation expense	$48	$752	$(121)	$2,970

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

September 30, 2020 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or recent price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2020, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

(13) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Supplemental disclosures:
Cash paid for interest	$30,058	$30,102
Cash paid for income taxes, net of refunds	73	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,049	3,069
Operating cash flows from finance leases	5	17
Financing cash flows from finance leases	75	297
Non-cash investing activities:
Change in capital expenditures included in accounts payable	(1,411)	2,087

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

Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2020 and 2019 is summarized below.

Related Party Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Sales to related parties (1)	$107	$113	$989	$115
Purchases from related parties (2)	5,025	7,299	16,289	24,198

	September 30, 2020	December 31, 2019
Prepaid expenses (3)	—	249
Due (from) to related parties (4)	(767)	7,826

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

September 30, 2020 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4)Due (from) to related parties, included in Accounts payable to affiliates, Other current liabilities, and Other long-term liabilities, consist primarily of amounts to be received or payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and Corporate MSA.

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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions declared or paid by the Partnership during the nine months ended September 30, 2020 related to the fourth quarter of 2019 or first and second quarters of 2020, and no distributions were declared for the third quarter of 2020.

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

September 30, 2020 | 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020 (the “2019 Form 10-K”). Results of operations for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.
Partnership Overview

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow our nitrogen fertilizer business. We produce and distribute nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum refining, marketing, and logistics operations.

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

•Continuous Improvement - We believe in both individual and team success. We foster accountability under a performance-driven culture that supports creative thinking, teamwork, diversity and personal development so that employees can realize their maximum potential. We use defined work practices for consistency, efficiency and to create value across the organization.

Our core Values are driven by our people, inform the way we do business each and every day and enhance our ability to accomplish our mission and related strategic objectives.

September 30, 2020 | 19

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

Achievements

During the first nine months of 2020, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Amended and extended the ABL Credit Agreement during the third quarter of 2020.				✓
Generated first carbon offset credits related to N2O abatement and continued sequestration of CO2 for enhanced crude oil recovery at the Coffeyville Facility.	✓			✓
Operated all facilities and corporate offices safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Maintained high asset reliability and a combined utilization rate of 98% at both facilities during the third quarter of 2020.	✓	✓	✓
Reduced operating and SG&A expenses by 10% for the first nine months of 2020 as compared to the same period of 2019.				✓
Repurchased 2,276,778 of CVR Partners common units during the second and third quarters of 2020.				✓

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

September 30, 2020 | 20

General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto has and continues to negatively impact the worldwide economy, financial markets, and the agricultural industry. The COVID-19 pandemic has resulted in significant business and operational disruptions, including business closures in the restaurant and food supply industries, amongst others, liquidity strains, demand destruction, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce, including farmers in the agricultural industry. As a result, the global demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for fertilizer), has declined, causing many refineries and plants to reduce production or idle, evidenced by a decline in the third quarter 2020 average ethanol production of 10% from 2019. Given recent market conditions, the processing of sweet crude oil, including at the crude oil refinery owned and operated by Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy, has increased compared to 2019 resulting in lower sour crude oil being processed and pet coke being produced. As a result, increased costs may continue to be incurred by the Partnership in future periods to source feedstocks, such as pet coke, at spot prices. Concerns over the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility, uncertainty in food supply demands, and have diminished expectations for the global economy and may precipitate a prolonged economic slowdown and recession, which may lead to some decline in demand for the Partnership’s products in the fourth quarter of 2020 and beyond.

The Partnership believes the general business environment in which it operates will continue to remain volatile through the remainder of the year and into 2021, driven by uncertainty around the availability and prices of its feedstocks and the demand for its products. As a result, the Partnership anticipates its future operating results and current and long-term financial condition may be negatively impacted. Due to the rapidly evolving situation, the uncertainty of its duration, and the timing of recovery, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

Goodwill and Long-Lived Assets

As of December 31, 2019, the Partnership had a goodwill balance of $41.0 million associated with our Coffeyville Facility reporting unit for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market price performance of the Partnership’s common units, a qualitative analysis, and additional risks associated with the business, the Partnership concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit as of June 30, 2020. The results of the impairment test indicated that the carrying amount of the Coffeyville Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. Significant assumptions inherent in the valuation methodologies for goodwill included, but were not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Partnership applied a hypothetical 1% favorable change in the weighted average cost of capital, and separately, increased the revenue projections by 10%, holding gross margins steady. The results of these sensitivity analyses confirmed the need to record a full, non-cash impairment charge of $41.0 million during the three months ended June 30, 2020.

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including other long-lived assets, may not be recoverable. While our assessment in 2020 has not identified the existence of an impairment indicator for our long-lived asset groups, we continue to monitor the current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative test is performed, the extent to which the recoverability of our long-lived assets could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.

Market Conditions

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle and the impacts of the global COVID-19 pandemic, the Partnership believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per

September 30, 2020 | 21

capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn as feedstock for the domestic production of ethanol, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

While weather conditions in 2020 have exhibited normal patterns, weather significantly impacted the timing of the planting season for corn and soybeans in 2019. Due to excessive wet conditions, crops were planted later than normal in the spring which led to a late harvest of these crops in the fall of 2019. As a result, the ammonia application season in the fall of 2019 was shortened. This created a surplus of ammonia inventory in the market during the winter of 2019 leading into 2020. UAN continues to be impacted by the imposition of import duties on UAN product by the European Union (the “EU”). This has resulted in shifts in UAN trade flows for product that had previously been shipped to the EU. In 2020, natural gas prices across the world declined significantly as compared to 2019; however, since the summer of 2020, forward market prices indicate significantly higher prices for 2021 versus historically low prices in 2020. Natural gas is the primary feedstock for production of nitrogen fertilizers. As a result of these factors, the Partnership has seen a softening of prices related to these products.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as, evident through the chart presented below for 2020 and 2019.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in the ethanol market due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. While there is uncertainty surrounding if and when gasoline demand will return to normal levels, the impact on spring plant decisions resulting from the drop in ethanol demand has yet to be seen, as evidenced through the charts below.

U.S. Plant Production of Fuel Ethanol (1)

1,200
1,000
800
600
Barrels per day
(in thousands)
913.50
2020
2019
2018
Fuel Ethanol

Corn and Soybean Planted Acres (2)
100%
50%
48%
46%
52%
54%
2020
2019
Corn
Soybean

The 2020 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers planted approximately 91.0 million acres of corn, representing an increase of 1.4% in corn acres planted as compared to 89.7 million corn acres in 2019. Planted soybean acres are estimated to be 83.1 million acres, representing a 9.2% increase in soybean acres planted as compared to 76.1 million soybean acres in 2019. Since the summer of 2020, adverse weather conditions in parts of the Midwest caused the USDA to lower estimated crop yields, particularly for corn. Further, demand for soybeans and corn and lower farmer inventories have led to a rally in crop prices for the 2020 harvest and significantly improved farmer economics. As a result, we anticipate our customers will plan for a strong fall fertilizer application season for ammonia and good demand for fertilizer and other crop inputs for the spring of 2021. While higher natural gas prices will increase production costs, we believe these higher costs will be offset by lower marginal product production and higher prices for our products.

September 30, 2020 | 22

The tables below show relevant market indicators by month through September 30, 2020:

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services.
(3)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

The following should be read in conjunction with the information outlined in the previous sections of this Part I, Item 2, the financial statements, and related notes thereto in Part I, Item 1 of this Report.
The charts presented below summarize our ammonia utilization rates on a consolidated basis and at each of our facilities. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.
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

September 30, 2020 | 23

On a consolidated basis, utilization increased 1% to 94% for the two years ended September 30, 2020 compared to the two years ended September 30, 2019. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque Facility impacting comparability to 2020.

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights (three months ended September 30, 2020 versus September 30, 2019)

September 30, 2020 | 24

Operating Highlights (nine months ended September 30, 2020 versus September 30, 2019)

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2020	2019	2020	2019
Ammonia (gross produced)	215	196	631	586
Ammonia (net available for sale)	71	56	228	168
UAN	330	318	968	969

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Petroleum coke used in production (thousand tons)	129	137	393	404
Petroleum coke (dollars per ton)	$35.11	$37.75	$36.77	$36.68
Natural gas used in production (thousands of MMBtu) (1)	2,136	1,700	6,408	5,210
Natural gas used in production (dollars per MMBtu) (1)	$2.10	$2.40	$2.15	$2.88
Natural gas in cost of materials and other (thousands of MMBtu) (1)	2,026	1,294	6,660	5,487
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.01	$2.46	$2.25	$3.22

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Nine Months Ended September 30, 2020 and 2019

Overview - For the three months ended September 30, 2020, the Partnership’s operating and net loss were $3.1 million and $19.0 million, a $4.4 million and $4.0 million improvement in operating and net loss, respectively, compared to the three months ended September 30, 2019, driven by lower operating and allocated costs that more than offset lower revenue for both ammonia and UAN compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020,

September 30, 2020 | 25

the Partnership’s operating and net loss were $33.8 million and $81.3 million, a $70.3 million decrease in operating income and $71.2 million increase in net loss, respectively, compared to the nine months ended September 30, 2019. These changes were driven primarily by a softening natural gas market and increased imports of UAN, as well as unfavorable ammonia and UAN pricing seen during the second and third quarters of 2020. Additionally, for the nine months ended September 30, 2020, a goodwill impairment of $41.0 million was recognized.

Net Sales
$ (in millions)
300
200
100
0
$79.5
$88.6
$259.7
$318.1
Q3
YTD
2020
2019

Operating (Loss) Income
50
25
0
(25)
(50)
$ (in millions)
$(3.1)
$(7.5)
$(33.8)
$36.5
Q3
YTD
2020
2019

Net Loss
$ (in millions)
0
(20)
(40)
(60)
(80)
(100)
$(19.0)
$(23.0)
$(81.3)
$(10.1)
Q3
YTD
2020
2019

EBITDA (1)
$ (in millions)
100
80
60
40
20
0
$15.0
$11.1
$23.3
$96.7
Q3
YTD
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2020, net sales decreased by $9.1 million to $79.5 million compared to the three months ended September 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $20.6 million in lower revenues, partially offset by increased sales volumes contributing $11.6 million, as compared to the three months ended September 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

(in thousands)	Price Variance	Volume Variance
UAN	$(15,483)	$4,547
Ammonia	(5,119)	7,003

The decrease in UAN and ammonia sales pricing for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and international markets. For UAN, a softening natural gas market, which is the typical feedstock for nitrogen plants, shifting trade

September 30, 2020 | 26

flows in UAN due to the imposition of import duties on UAN in the EU, and lower corn prices due to decreased demand for corn for ethanol blending contributed to lower UAN prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices. The increase in both UAN and ammonia sales volumes between the periods were a result of stronger customer fill demand for both products at the beginning of the third quarter of 2020, which enabled shipments throughout the quarter.

For the nine months ended September 30, 2020, net sales decreased by $58.4 million to $259.7 million compared to the nine months ended September 30, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $76.8 million in lower revenues, partially offset by increased sales volumes contributing $20.1 million, as compared to the nine months ended September 30, 2019.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

(in thousands)	Price Variance	Volume Variance
UAN	$(49,980)	$3,749
Ammonia	(26,845)	16,335

The decrease in UAN and ammonia sales pricing for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to the competitive pricing pressures discussed above. For UAN, the softening natural gas markets, shifting trade flows, and lower corn prices seen during the second quarter of 2020 contributed to lower prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices. The increase in both UAN and ammonia sales volumes between the periods were a result of strong customer fill demand at the beginning of the third quarter of 2020, which enabled shipments throughout the quarter, coupled with a stronger spring ammonia run than the same period of 2019.

Cost of Materials and Other
$ (in millions)
75
50
25
$21.7
$21.6
$67.7
$71.3
Q3
YTD
2020
2019

Direct Operating Expenses (1)

$ (in millions)
140
120
100
80
60
40
20
$38.6
$47.6
$113.7
$128.0
Q3
YTD
2020
2019

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three months ended September 30, 2020, cost of materials and other was $21.7 million, consistent with the same period of 2019. For the nine months ended September 30, 2020, cost of materials and other decreased to $67.7 million from $71.3 million for the nine months ended September 30, 2019 as a result of lower natural gas prices at our East Dubuque Facility and decreased pet coke costs at our Coffeyville Facility.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three and nine months ended September 30, 2020, direct operating expenses (exclusive of depreciation and amortization) were $38.6 million and $113.7 million, respectively, compared to $47.6 million and $128.0 million for the three and nine months ended September 30, 2019, respectively. These decreases were primarily due to the turnaround at our East Dubuque Facility in 2019, an expense not taken in 2020, and decreased personnel costs. Additionally, the facilities incurred lower utility costs for the nine months ended September 30, 2020 as compared to the same period of 2019.

September 30, 2020 | 27

Depreciation and Amortization
$ (in millions)
75
60
45
30
15
$18.0
$18.4
$57.0
$60.0
Q3
YTD
2020
2019

Selling, General, and Administrative
Expenses, and Other
25
20
15
10
5
0
$ (in millions)
$4.3
$8.5
$14.2
$22.3
Q3
YTD
2020
2019

Depreciation and Amortization Expense - For the three and nine months ended September 30, 2020, depreciation and amortization expense decreased $0.4 million and $3.0 million compared to the three and nine months ended September 30, 2019, respectively, as a result of accelerated depreciation on certain assets from January 2019 through September 2019 that were removed following the 2019 turnaround at the East Dubuque Facility.

Selling, General, and Administrative Expenses, and Other - For the three and nine months ended September 30, 2020, selling, general and administrative expenses and other decreased $4.2 million and $8.1 million compared to the three and nine months ended September 30, 2019. These decreases were primarily related to a decrease in personnel costs and corporate allocated costs.

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

The following are non-GAAP measures that continue to be presented for the period ended September 30, 2020:

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

September 30, 2020 | 28

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

Major Scheduled Turnaround Activities

On September 14, 2019, the East Dubuque Facility began a major scheduled turnaround and the ammonia and UAN units were down for approximately 17 days during the quarter. This turnaround was completed in October 2019. Overall, quarterly results were negatively impacted due to the lost production during the downtime that resulted in lost sales and certain reduced variable expenses included in Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization). Exclusive of the impacts due to the lost production during the turnaround downtime, costs of approximately $6.8 million and $7.0 million are included in Direct operating expenses (exclusive of depreciation and amortization) in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019, respectively.

Goodwill Impairment

As of June 30, 2020, a full, non-cash impairment charge of $41.0 million was recorded. Refer to Note 6 (“Goodwill”) to Part I, Item 1 of this Report for further discussion.

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(18,952)	$(22,976)	$(81,299)	$(10,087)
Add:
Interest expense, net	15,877	15,621	47,550	46,870
Income tax expense (benefit)	23	12	40	(88)
Depreciation and amortization	18,029	18,418	56,997	60,032
EBITDA	$14,977	$11,075	$23,288	$96,727

September 30, 2020 | 29

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net cash provided by operating activities	$22,439	$33,991	$29,217	$68,672
Non-cash items:
Goodwill impairment	—	—	(40,969)	—
Other	(1,757)	(3,900)	(3,968)	(8,226)
Adjustments:
Interest expense, net	15,877	15,621	47,550	46,870
Income tax expense (benefit)	23	12	40	(88)
Change in assets and liabilities	(21,605)	(34,649)	(8,582)	(10,501)
EBITDA	$14,977	$11,075	$23,288	$96,727

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
EBITDA	$14,977	$11,075	$23,288	$96,727
Non-cash items:
Goodwill impairment	—	—	40,969	—
Current reserves for amounts related to:
Debt service	(15,000)	(14,833)	(44,998)	(44,525)
Maintenance capital expenditures	(3,086)	(6,594)	(9,445)	(11,409)
Common units repurchased	(1,269)	—	(2,277)	—
Other (reserves) releases:
Reserve for future turnaround	(1,500)	—	(3,000)	—
Reserve for repayment of current portion of long-term debt	—	—	(2,240)	—
Reserve for recapture of prior negative available cash	—	—	(5,917)	—
Cash reserves for future operating needs	—	—	(10,744)	(28,000)
Release of previously established cash reserves	—	18,399	2,567	18,399
Available Cash for distribution (1) (2)	$(5,878)	$8,047	$(11,797)	$31,192

Common units outstanding	110,989	113,283	110,989	113,283

(1)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership paid no cash distributions for the fourth quarter of 2019 and the first and second quarters of 2020, and no distribution was declared for the third quarter of 2020.
Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in U.S. economic activity. These effects have caused significant volatility and disruption of the financial markets, and we have observed adverse impacts to our

September 30, 2020 | 30

business and financial performance, of which the nature and extent of such impacts remains uncertain. This period of extreme economic disruption, including business closures in the restaurant and food supply industries, idling of ethanol facilities, and limitations on the availability of the workforce, including farmers in the agricultural industry, may continue to have an impact on our business, results of operations, and access to sources of liquidity. In view of the uncertainty of the depth and extent of the contraction in the U.S. economy and potential impact on the demand for our fertilizer products, we have taken proactive actions in 2020 to address the impacts we may experience in our results of operations, liquidity, and financial condition, including the following:

•The deferment of the Coffeyville Facility turnaround from the fall of 2020 to the summer of 2021, enabled by certain maintenance we proactively performed during the first quarter of 2020, and the East Dubuque Facility turnaround from 2021 to 2022;
•A reduction in the amount of expected maintenance capital expenditures for the remainder of 2020 to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are critical to support future activities; and
•The amendment of the ABL Credit Agreement extending its term to September 30, 2022, optimizing the borrowing capacity and fee structure, and revising certain provisions to provide an improved credit facility for the Partnership.

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the ABL Credit Agreement, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

There have been no material changes in debt from our 2019 Form 10-K, except for the amendment to the ABL Credit Agreement. See Note 9 (“Long-Term Debt”) for further discussion. The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2020.

Cash and Other Liquidity

As of September 30, 2020, we had cash and cash equivalents of $48.3 million, including $9.8 million from customer advances. Combined with $25.5 million available under our ABL Credit Agreement, we had total liquidity of $73.8 million as of September 30, 2020. Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
(in thousands)
9.25% Senior Notes due June 2023	$645,000	$645,000
6.50% Senior Notes due April 2021, net of current portion (1)	—	2,240
Unamortized discount and debt issuance costs	(12,038)	(14,834)
Total long-term debt	$632,962	$632,406
Current portion of long-term debt (2)	2,240	—
Total long-term debt, including current portion	$635,202	$632,406

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2.2 million has been classified as short-term debt as of September 30, 2020.
(2)Amounts reported in Other current liabilities.

September 30, 2020 | 31

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed. Our total capital expenditures for the nine months ended September 30, 2020, along with our estimated expenditures for 2020 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2020	2020
Maintenance capital	$9,445	$13,000 - 15,000
Growth capital	4,318	5,000 - 6,000
Total capital expenditures	$13,763	$18,000 - 21,000

We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans. Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time.
Distributions to Unitholders
The current policy of the Board is to distribute all Available Cash the Partnership generated on a quarterly basis. Available Cash for each quarter will be determined by the Board following the end of such quarter. Available Cash for each quarter is calculated as EBITDA for the quarter excluding non-cash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions declared or paid by the Partnership during the nine months ended September 30, 2020 related to the fourth quarter of 2019 or first and second quarters of 2020, and no distributions were declared for the third quarter of 2020.

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

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of our general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. During the three and nine months ended

September 30, 2020 | 32

September 30, 2020, the Partnership repurchased 1,403,784 and 2,294,002 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act, which was terminated on August 6, 2020, at a cost of $1.3 million and $2.3 million, respectively, inclusive of transaction costs, or an average price of $0.94 and $0.99 per common unit, respectively. At September 30, 2020, the Partnership had $7.7 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Recent Developments

As disclosed in our Current Report on Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of our common units had fallen below $1.00 per unit over a 30 consecutive trading-day period, which is the minimum average unit price for continued listing on the New York Stock Exchange (the “NYSE”) under Section 802.01C of the NYSE Listed Company Manual. Under the NYSE’s rules, the Partnership has six months following receipt of this notification to regain compliance with the minimum unit price requirement. However, due to the unprecedented market-wide declines as a result of the ongoing spread of COVID-19, the SEC approved the NYSE’s request to toll the six month compliance period through and including June 30, 2020. As a result, the Partnership has until January 1, 2021 to regain compliance with this continued listing standard. As of September 30, 2020, the average closing price of the Partnership’s common units over the preceding consecutive 30 trading-day period has remained below $1.00 per common unit.

On November 2, 2020, the Partnership announced that the Board had approved a 1-for-10 reverse split of the Partnership’s common units to be effective at 5:00 p.m. Eastern Time on November 23, 2020, pursuant to which each ten common units of the Partnership would be converted into one common unit of the Partnership (the “Reverse Unit Split”). In accordance with the Partnership’s Agreement of Limited Partnership, as amended (the “Partnership Agreement”), following the Reverse Unit Split, any fractional units of record holders will be rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. Following the Reverse Unit Split, the number of common units outstanding would decrease from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under the Partnership’s long-term incentive plan and outstanding awards thereunder.

The Board determined the 1-for-10 ratio to be appropriate to meet the Partnership’s goals of improving the marketability of its common units, regaining compliance with NYSE listing requirements, and reducing the risk of future noncompliance with such listing requirements.

The Partnership’s common units are expected to begin trading on a split-adjusted basis when markets open on November 24, 2020, under the symbol “UAN” and a new CUSIP number. The Partnership expects this Reverse Unit Split to enable it to regain compliance with NYSE listing requirements by the January 1, 2021 deadline.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Net cash flow provided by (used in):
Operating activities	$29,217	$68,672	$(39,455)
Investing activities	(15,126)	(9,398)	(5,728)
Financing activities	(2,800)	(37,383)	34,583
Net increase in cash and cash equivalents	$11,291	$21,891	$(10,600)

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is primarily due to a decline in net income, excluding non-cash items, of $37.5 million and unfavorable changes in working capital of $1.9 million.

September 30, 2020 | 33

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to increased capital expenditures during 2020 of $5.7 million.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was the result of cash distributions paid of $37.4 million during the nine months ended September 30, 2019, compared to no distributions paid during the nine months ended September 30, 2020, offset primarily by repurchasing common units for $2.3 million during 2020 and payment of deferred financing costs of $0.4 million related to the ABL Credit Agreement amendment entered into in September 2020.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2020 as compared to the risks discussed in Part II, Item 7A of our 2019 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

September 30, 2020 | 34

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

As disclosed in our Form 8-K filed with the SEC on April 24, 2020, on April 20, 2020, the average closing price of the Partnership’s common units fell below $1.00 per unit over a consecutive 30 trading-day period, which is the minimum average unit price for continued listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. While the Partnership has announced a one-for-ten reverse unit split in an effort to cure this deficiency and regain compliance, no assurance can be given that the Partnership will be able to regain compliance with the aforementioned listing requirement. If the Partnership fails to regain compliance, our common units will be subject to the NYSE’s suspension and delisting procedures. If the Partnership’s common units ultimately were to be delisted for any reason, such delisting could negatively impact the Partnership, by among other things, reducing the liquidity and market price of our common units, reducing the number of investors willing to hold or acquire our common units, and limiting our ability to issue securities or obtain financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of the Partnership’s equity securities during the three months ended September 30, 2020 were as follows:

Period	Total Number of Units Purchased	Average Price paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2020	1,147,784	$0.92	1,147,784	$7,986,322
August 1 to August 31, 2020	256,000	1.03	256,000	7,723,222
September 1 to September 30, 2020	—	—	—	7,723,222
Total	1,403,784		1,403,784

(1)On May 6, 2020, the Board, on behalf of the Partnership, authorized the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases may be made through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. Through September 30, 2020, the Partnership has repurchased $2.3 million of its common units under this authorization and $7.7 million of authority may yet be used to purchase common units.

September 30, 2020 | 35

Item 5. Other Information

The Partnership’s common units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “UAN.” On April 20, 2020, the average closing price of the Partnership’s common units over a 30 consecutive trading-day period fell below $1.00 per common unit, resulting in noncompliance with the continued listing standards in Section 802.01C of the NYSE Listed Company Manual. The Partnership received written notification of this noncompliance from the NYSE on April 22, 2020, and currently has until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures. As of September 30, 2020, the average closing price of the Partnership’s common units over the preceding consecutive 30 trading-day period has remained below $1.00 per common unit.

On November 2, 2020, the Partnership announced that the board of directors of its general partner (the “Board”) had approved a 1-for-10 reverse split of the Partnership’s common units to be effective at 5:00 p.m. Eastern Time on November 23, 2020, pursuant to which each ten common units of the Partnership would be converted into one common unit of the Partnership (the “Reverse Unit Split”). In accordance with the Partnership’s Agreement of Limited Partnership, as amended, following the Reverse Unit Split, any fractional units of record holders will be rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. The Reverse Unit Split impacts all holders of the Partnership’s common units proportionally and does not impact any unitholder’s percentage ownership of common units (except to the extent the Reverse Unit Split results in any unit holder owning only a fractional unit). Following the Reverse Unit Split, the number of common units outstanding would decrease from 110,988,971 common units to 11,098,897 common units, with proportionate adjustments to the common units under the Partnership’s long-term incentive plan and outstanding awards thereunder.

The Board determined the 1-for-10 ratio to be appropriate to meet the Partnership’s goals of improving the marketability of its common units, regaining compliance with NYSE listing requirements, and reducing the risk of future noncompliance with such listing requirements.

The Partnership’s common units are expected to begin trading on a split-adjusted basis when markets open on November 24, 2020, under the symbol “UAN” and a new CUSIP number. The Partnership expects this Reverse Unit Split to enable it to regain compliance with NYSE listing requirements by the January 1, 2021 deadline.

Holders of certificates representing pre-split common units must surrender such certificates, together with a Letter of Transmittal, to our transfer agent, American Stock Transfer & Trust Company (“AST”), in exchange for post-split common units, which will be issued in book-entry form. For holders of common units in book-entry form with AST, no further action is required in connection with the Reverse Unit Split. Holders may contact AST by phone at (877) 248-6417 or (718) 921-8317 or email to info@astfinancial.com.

In accordance with Rule 416 promulgated under the Securities Act of 1933, as amended (“Rule 416”), the Partnership’s registration statement on Form S-8 filed with the Securities and Exchange Commission (File No. 333-173444) (the “Registration Statement”) will be deemed to cover such additional common units issuable thereunder pursuant to a stock split, stock dividend or similar transaction, including as a result of the Reverse Unit Split. The Registration Statement, which incorporates by reference this Item 5 of this Quarterly Report on Form 10-Q, is hereby amended pursuant to Rule 416.

September 30, 2020 | 36

Item 6. Exhibits

Exhibit	Exhibit Description

10.1**+
On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 4, 2020).

10.2**
Amendment No. 1 to ABL Credit Agreement, dated as of September 29, 2020, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen GP, LLC and CVR Nitrogen Finance Corporation, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 30, 2020).

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Previously filed.
+    Certain portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish an unredacted copy of this Exhibit to the SEC on a confidential basis upon request.
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

September 30, 2020 | 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

November 3, 2020	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 3, 2020	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2020 | 38