Form 10-K
period 2020-12-31
CVR PARTNERS, LP
filed 2021-02-23
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐
Smaller reporting company	☑	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2020, the aggregate market value of the voting common units held by non-affiliates of the registrant was approximately $62.3 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. As of February 19, 2021, there were 10,692,332 of the registrant’s common units outstanding.

CVR Partners, LP
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	5	Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 1A.	Risk Factors	13	Item 11.	Executive Compensation	81
Item 1B.	Unresolved Staff Comments	25	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	98
Item 2.	Properties	25	Item 13.	Certain Relationships and Related Transactions, and Director Independence	100
Item 3.	Legal Proceedings	25	Item 14.	Principal Accounting Fees and Services	101
Item 4.	Mine Safety Disclosures	26

PART II			PART IV
Item 5.	Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	27	Item 15.	Exhibits, Financial Statement Schedules	102
Item 6.	Selected Financial Data	28	Item 16.	Form 10-K Summary	104
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	71

December 31, 2020 | 1

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2020 (this “Report”).
Ammonia — Ammonia is a direct application fertilizer and is primarily used as a building block for other nitrogen products for industrial applications and finished fertilizer products.

Capacity — Capacity is defined as the throughput a process unit is capable of sustaining, either on a calendar or operating day basis. The throughput may be expressed in terms of maximum sustainable, nameplate or economic capacity. The maximum sustainable or nameplate capacities may not be the most economical. The economic capacity is the throughput that generally provides the greatest economic benefit based on considerations such as feedstock costs, product values, regulatory compliance costs and downstream unit constraints.

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

MMBtu — One million British thermal units, or Btu: a measure of energy. One Btu of heat is required to raise the temperature of one pound of water one degree Fahrenheit.

MSCF — One thousand standard cubic feet, a customary gas measurement.

Petroleum coke (pet coke) — A coal-like substance that is produced during the oil refining process.

Product pricing at gate — Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons. Product pricing at gate is also referred to as netback.

Southern Plains — Primarily includes Oklahoma, Texas and New Mexico.

Spot market — A market in which commodities are bought and sold for cash and delivered immediately.

Turnaround — A periodically performed standard procedure to inspect, refurbish, repair, and maintain the plant assets. This process involves the shutdown and inspection of major processing units and occurs every two to three years. A turnaround will typically extend the operating life of a facility and return performance desired operating levels.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

Utilization — Measurement of the annual production of UAN and Ammonia expressed as a percentage of the plants’ nameplate production capacity.

December 31, 2020 | 2

Important Information Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, projected costs, prospects, plans and objectives of management are forward looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward looking statements.

Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected or forward looking. Forward looking statements, as well as certain risks, contingencies, or uncertainties that may impact our forward looking statements, include, but are not limited to, the following:
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
•the impact of weather on our business including our ability to produce, market, sell, transport or deliver fertilizer products profitably or at all;
•the dependence of our operations on a few third-party suppliers, including providers of transportation services, and equipment;
•our reliance on, or our ability to procure economically or at all, pet coke we purchase from CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) and other third-party suppliers;
•our reliance on the natural gas, electricity, oxygen, nitrogen, sulfur processing, compressed dry air and other products that we purchase from third parties;
•the supply, availability, and prices of essential raw materials;
•our production levels, including the risk of a material decline in those levels, including our ability to upgrade ammonia to UAN;
•accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, or equipment, or those of our suppliers or customers;
•potential operating hazards from accidents, fire, severe weather, tornadoes, floods or other natural disasters;
•our ability to obtain, retain, or renew permits, licenses and authorizations to operate our business;
•competition in the nitrogen fertilizer businesses including potential impacts of domestic and global supply and demand; and/or domestic or international duties, tariffs, or similar costs;
•foreign wheat and coarse grain production, including increases thereto and farm planting acerage;
•capital expenditures;
•existing and future laws, rulings and regulations, including but not limited to those relating to the environment, climate change, and/or the transportation or production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, or regulations;
•alternative energy or fuel sources and impacts on corn prices (ethanol), and the end-use and application of fertilizers;
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
•the volatile nature of ammonia, potential liability for accidents involving ammonia including damage or injury to persons, property, the environment or human health and increased costs related to the transport or production of ammonia;
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
•restrictions in our debt agreements;

December 31, 2020 | 3

•asset impairments and impacts thereof;
•asset usefule life;
•realizable inventory value;
•the number of investors willing to hold or acquire our common units;
•our ability to issue securities or obtain financing;
•the possibility of changes in tax and other law, regulations and policies;
•ability to qualify for 45Q tax credits;
•changes in our treatment as a partnership for U.S. federal income or state tax purposes;
•rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;
•instability and volatility in the capital and credit markets;
•competition with CVR Energy and its affiliates;
•transactions and/or conflicts with CVR Energy’s controlling shareholder;
•the value of payouts under our equity and non-equity incentive plans; and
•our ability to recover under our insurance policies for damages or losses in full or at all.

All forward looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

December 31, 2020 | 4

PART I

Part I should be read in conjunction with Management’s Discussion and Analysis in Item 7 and our consolidated financial statements and related notes thereto in Item 8.

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

Organizational Structure and Related Ownership

The following chart illustrates the organizational structure of the Partnership as of December 31, 2020.

December 31, 2020 | 5

Facilities

Coffeyville Facility - We own and operate a nitrogen fertilizer production facility in Coffeyville, Kansas that includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit and a 3,000 ton per day capacity UAN unit. The Coffeyville Facility is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. The Coffeyville Facility’s largest raw material used in the production of ammonia is pet coke, which it purchases from CVR Energy and third parties. For the years ended December 31, 2020, 2019, and 2018, the Partnership purchased approximately $18.4 million, $20.0 million, and $13.2 million, respectively, of pet coke, which equaled an average cost per ton of $35.25, $37.47, and $28.41, respectively. For the years ended December 31, 2020, 2019, and 2018, we upgraded approximately 87%, 90%, and 93%, respectively, of our ammonia production into UAN, a product that typically generates greater profit per ton than ammonia, however, this did not hold true for 2020 due to market conditions. We upgrade substantially all of our ammonia production at the Coffeyville Facility into UAN and expect to continue to do so when the economics are favorable.

East Dubuque Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois that includes a 1,075 ton per day capacity ammonia unit and a 1,100 ton per day capacity UAN unit. The East Dubuque Facility has the flexibility to vary its product mix enabling it to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid, and liquid and granulated urea, depending on market demand, pricing, and storage availability. The East Dubuque Facility’s largest raw material cost used in the production of ammonia is natural gas, which it purchases from third parties. For the years ended December 31, 2020, 2019 and 2018, the East Dubuque Facility incurred approximately $22.0 million, $21.5 million, and $22.5 million for feedstock natural gas, respectively, which equaled an average cost of $2.35, $3.08, and $3.15 per MMBtu, respectively.

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

Agriculture

The three primary forms of nitrogen fertilizer used in the United States of America are ammonia, urea, and UAN. Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis. However, during 2020, UAN commanded a discount price to urea and premium to ammonia, on a nitrogen equivalent basis.

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

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to the IFIA, from 1976 to 2018, global fertilizer demand grew 2% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potassium, is projected to increase by 1% through 2023 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 35% between 2011 and 2021, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,038% over the same period, according to the United States Department of Agriculture (“USDA”).

December 31, 2020 | 6

The United States is the world’s largest exporter of coarse grains, accounting for 32% of world exports and 26% of world production for the fiscal year ended September 30, 2020, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2020 estimates, the United States is the world’s third largest consumer of nitrogen fertilizer and the world’s largest importer of nitrogen fertilizer. Fertecon is a reputable agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that the United States represented 11% of total global nitrogen fertilizer consumption for 2020, with China and India as the top consumers representing 22% and 17% of total global nitrogen fertilizer consumption, respectively.

North American nitrogen fertilizer producers predominantly use natural gas as their primary feedstock. Over the last five years, U.S. oil and natural gas reserves have increased significantly due to, among other factors, advances in extracting shale oil and gas, as well as relatively high oil and gas prices. More recently, global demand has slowed with production staying steady even as oil and gas prices have declined substantially over the past two years. This has led to significantly reduced natural gas and oil prices as compared to historical prices. As a result, North America has become a low-cost region for nitrogen fertilizer production.

Raw Material Supply

Coffeyville Facility - During the past five years, just under 60% of the Coffeyville Facility’s pet coke requirements on average were supplied by CVR Energy’s adjacent Coffeyville, Kansas refinery pursuant to a multi-year agreement. Historically, our Coffeyville Facility has obtained the remainder of its pet coke requirements through third-party contracts typically priced at a discount to the spot market. In 2020, our supply of pet coke from the Coffeyville refinery declined to approximately 33%, generally attributable to increased processing of shale crude oil, which reduced the amount of pet coke produced by the refinery and increased the amount of third-party purchases made at spot prices. With increased reliance on third-party pet coke, we have contracts with multiple third-party refineries to purchase approximately 275,000 tons of pet coke at a fixed price for delivery at different dates through December 2021, which could be delivered primarily by truck, railcar or barge.

Additionally, our Coffeyville Facility relies on a third-party air separation plant at its location that provides contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Facility gasifiers. The reliability of the air separation plant can have a significant impact on our Coffeyville Facility operations. In 2020, to mitigate future impacts, we executed a new product supply agreement that provides for a consistent volume of oxygen that will be maintained within tanks provided by the on-site vendor. Should the oxygen volume fall below a specified level, the on-site vendor will provide excess oxygen through its own mechanism or through third party purchases.

East Dubuque Facility - Our East Dubuque Facility uses natural gas to produce nitrogen fertilizer. Our East Dubuque Facility is generally able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to our East Dubuque Facility. As of December 31, 2020, we had commitments to purchase approximately 0.6 million MMBtus of natural gas supply for planned use in our East Dubuque Facility for each of January and February of 2021 at a weighted average rate per MMBtu of approximately $2.60 and $2.52, respectively, exclusive of transportation cost.

Marketing and Distribution

We primarily market UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 65% and 28%, respectively, of total net sales for the year ended December 31, 2020.

UAN and ammonia are primarily distributed by truck or railcar. If delivered by truck, products are most commonly sold on a free-on-board (“FOB”) shipping point basis, and freight is normally arranged by the customer. We operate a fleet of railcars for use in product delivery. If delivered by railcar, products are most commonly sold on a FOB destination point basis, and we typically arrange the freight.

December 31, 2020 | 7

The nitrogen fertilizer products leave our Coffeyville Facility either in railcars for destinations located principally on the Union Pacific or Burlington Northern Santa Fe railroads or in trucks for direct shipment to customers. Our East Dubuque Facility primarily sells product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at our East Dubuque Facility and arrange to transport them to their final destinations by truck. Additionally, our East Dubuque Facility has direct access to a barge dock on the Mississippi River, as well as a nearby rail spur serviced by the Canadian National Railway Company, both of which are used from time to time to sell and distribute its products.

Customers

Retailers and distributors are the main customers for UAN and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and most have terms of less than one year. Some of our industrial sales include long-term purchase contracts. For the year ended December 31, 2020, our top two customers in the aggregate represented 26% of net sales.

Competition

Nitrogen fertilizer production is a global market with competitors in every region of the world. The industry is dominated by price considerations which are driven by raw material and transportation costs, currency fluctuations and trade barriers. Our business has experienced and expects to continue to experience significant levels of competition from domestic and foreign nitrogen fertilizer producers, many of whom have significantly greater financial and other resources. In the United States during the spring and fall fertilizer application periods, farming activities intensify and geographic proximity to these activities is also a significant competitive advantage for domestic producers. We manage our manufacturing and distribution operations to best serve our customers during these critical periods.

Subject to location and other considerations our major competitors generally include CF Industries Holdings, Inc., including its majority owned subsidiary Terra Nitrogen Company, L.P.; LSB Industries, Inc.; Koch Fertilizer Company, LLC; and Nutrien Ltd. (formerly known as Agrium, Inc. and Potash Corporation of Saskatchewan, Inc.). Domestic competition is intense due to customers’ sophisticated buying tendencies and competitor strategies that focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries, including the threat of increased production capacity. In certain cases, foreign producers of fertilizer who export to the United States may be subsidized by their respective governments.

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

Environmental Matters

Our business is subject to extensive and frequently changing federal, state, and local environmental, health, and safety laws and regulations governing the emission and release of hazardous substances into the environment, the transportation, storage, and disposal of waste, the treatment and discharge of wastewater and stormwater, and the storage, handling, use, and transportation of our nitrogen fertilizer products. These laws and regulations and the enforcement thereof impact us by imposing:
•restrictions on operations or the need to install enhanced or additional controls;
•liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and
•specifications for the products we market, primarily UAN and ammonia.

December 31, 2020 | 8

Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties, or other sanctions or a revocation of our permits. In addition, the laws and regulations to which we are subject are often evolving and many of them have or could become more stringent or have become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating, and compliance costs.

The Federal Clean Air Act (“CAA”)

The CAA and its implementing regulations, as well as corresponding state laws and regulations governing air emissions, affect us both directly and indirectly. Direct impacts may occur through the CAA’s permitting requirements and/or emission control requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The CAA affects the Partnership by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides, and other substances, including those emitted by mobile sources, which are direct or indirect users of our products. Some or all of the regulations promulgated pursuant to the CAA, or any future promulgations of regulations, may require the installation of controls or changes to our nitrogen fertilizer facilities (collectively referred to as the “Facilities”) to maintain compliance. If new controls or changes to operations are needed, the costs could be material.

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

The Biden Administration has signaled that it will take steps to address climate change. On January 27, 2021, the White House issued its Executive Order on Tackling the Climate Crisis at Home and Abroad, as well as a formal notification re-accepting entry of the United States into the Paris Agreement.

The EPA’s approach to regulating GHG emissions may change again under future administrations. Therefore, the impact on our Facilities due to future GHG regulation is unknown.

Recent Greenhouse Gas Footprint Reduction Efforts

In October 2020, the Partnership announced that it generated its first carbon offset credits from voluntary nitrous oxide abatement at its Coffeyville Facility. The Partnership has similar nitrous oxide abatement efforts at its East Dubuque Facility. According to the EPA, nitrous oxide represents approximately 7% of carbon dioxide-equivalent (“CO2e”) emissions in the United States.

The Partnership previously entered into a Joint Development Agreement with ClimeCo, a pioneer in the development of emission-reduction projects for nitric acid plants, to jointly design, install and operate a tertiary abatement system at one of its nitric acid plants in Coffeyville. The system was designed to abate 94% of all N2O in the unit while preventing the release of approximately 450,000 metric tons of carbon dioxide equivalent on an annualized basis. The N2O abatement systems at the East Dubuque Facility’s two nitric acid plants have abated, on average, the annual release of approximately 233,000 metric tons of CO2e during the past five years.

December 31, 2020 | 9

CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs high-quality standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.

The Partnership also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Facility by capturing and purifying the CO2 as part of its manufacturing process and then transferred to its partner, Perdure Petroleum LLC, that compresses and ships the CO2 for sequestration through Enhanced Oil Recovery (“EOR”). In January 2021, the Internal Revenue Service published final regulations under Section 45Q which provides tax credits to encourage CO2 sequestration. We believe that our process for CO2 sequestration would qualify for tax credits under Section 45Q and intend to pursue a claim of those credits starting in 2021.

Combining our nitrous oxide abatement and CO2 sequestration activities reduces our CO2e footprint by over 1 million metric tons per year. In addition, our Coffeyville Facility is uniquely qualified to produce hydrogen and ammonia that could be certified ‘blue’ to a market that is increasingly demanding reduced carbon footprints. These greenhouse gas footprint reduction efforts support our core Values of Environment and Continuous Improvement, and our goal of continuing to produce nitrogen fertilizers that feed the world’s growing population in the most environmentally responsible way possible.

The Federal Clean Water Act (“CWA”)

The CWA and its implementing regulations, as well as the corresponding state laws and regulations that govern the discharge of pollutants into the water, affect the Partnership. The CWA’s permitting requirements establish discharge limitations that may be based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants allowed to enter a particular water body based on its use. In January 2021, the U.S. Environmental Protection Agency (the “EPA”) announced that it is undertaking a plan to review, and update effluent standards for many industries. EPA is prioritizing those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA’s review eventually could result in different regulations governing the Partnership. In addition, water resources are becoming and in the future may become more scarce. The Coffeyville Fertilizer Facility has contracts in place to receive water during certain water shortage conditions, but these conditions could change over time depending on the scarcity of water.

Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”)

The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our Facilities also periodically experience releases of hazardous and extremely hazardous substances from their equipment. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with reporting requirements under the CERCLA and EPCRA. If we fail to timely or properly report a release, or if a release violates the law or our permits, we could become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

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

December 31, 2020 | 10

In addition to the site pollution legal liability insurance policy, we maintain umbrella and excess casualty insurance polices which include sudden and accidental pollution coverage policies maintained by CVR Energy. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

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

Health, Safety, and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers. We also are subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals.

Our Facilities are subject to the Chemical Facility Anti-terrorism Standards (“CFATS”), a regulatory program designed to ensure facilities have security measures in place to reduce the risk that certain hazardous chemicals are weaponized by terrorists. In addition, the East Dubuque Facility is regulated under the Maritime Transportation Security Act.

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

Human Capital

As of December 31, 2020, we had 287 employees across both Facilities and related marketing and logistics operations, all of which are located in the U.S. Of these, 94 employees are covered by collective bargaining agreements with various labor unions. We may leverage independent contractors, workers to provide flexibility for our business and operating needs. We also rely on the services of employees of CVR Energy and its subsidiaries pursuant to a services agreement between us, CVR Energy, and our general partner. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We are committed to wages and benefits that are competitive with a market-based, pay for performance compensation philosophy.

Our core Values define the way we do business every day. We put safety first, care for our environment, require high business ethics and integrity consistent with our Code of Ethics and Business Conduct, and are proud members of and good neighbors to the communities where we operate. We believe in continuous improvement for individuals to achieve their maximum potential through teamwork, diversity and personal development. Our employees provide the energy behind our core Values to achieve excellence for all our key stakeholders – employees, communities and unitholders. See “Management’s Discussion and Analysis” in Part II, Item 7 for further discussion on our core Values.

We are an equal opportunity employer and are committed to maintaining a diverse and inclusive work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation or any other protected class. Our commitment to diversity and inclusion helps us attract and retain the best talent, enables employees to realize their full potential, and drives high performance through innovation and collaboration.

We have an unwavering commitment to providing as safe and healthy workplace as possible for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety, and maintaining robust training and emergency and disaster recovery plans.

December 31, 2020 | 11

Available Information

Our website address is www.CVRPartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investor Relations,” as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the “SEC”) at www.sec.gov. In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the charter of the Audit Committee, the Compensation Committee, and the Environmental, Health, and Safety Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies, and charters are also available in print without charge to any unitholder requesting them. We do not intend for information contained in our website to be part of this Report.

December 31, 2020 | 12

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

Demand for nitrogen fertilizer products is dependent on fluctuating demand for crop nutrients by the global agricultural industry. These fluctuations historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, our results of operations, financial condition and cash flows. Nitrogen fertilizer products are commodities, the price of which can be highly volatile. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base our production levels, customers may acquire nitrogen fertilizer products from competitors, and our profitability may be negatively impacted. If seasonal demand is less than expected, we may be left with excess inventory that will have to be stored or liquidated. The international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the U.S. affecting foreign trade and investment. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade. A decrease in nitrogen fertilizer prices would have a material adverse effect on our business, cash flow and ability to make distributions.

Nitrogen fertilizer products and our business face intense competition.

Our business is subject to intense price competition from both U.S. and foreign sources. With little or no product differentiation, customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities that may have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability and cash flows and, therefore, have a material adverse effect on our results of operations and financial condition.

December 31, 2020 | 13

Our business is geographically concentrated and is therefore subject to regional economic downturns and seasonal variations, which may affect our production levels, transportation costs and inventory and working capital levels.

Our sales to agricultural customers are concentrated in the Great Plains and Midwest states, and nitrogen fertilizer demand is seasonal. Our quarterly results may vary significantly from one year to the next due largely to weather-related shifts in planting schedules and purchase patterns. Because we build inventory during low demand periods, the accumulation of inventory to be available for seasonal sales creates significant seasonal working capital and storage capacity requirements. The degree of seasonality can change significantly from year-to-year due to conditions in the agricultural industry and other factors. As a consequence of this seasonality, distributions of available cash, if any, may be volatile and may vary quarterly and annually.

Our sales volumes depend on significant customers, and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and cash flows.

We have a significant concentration of customers. Our two largest customers represented approximately 26% of net sales for the year ended December 31, 2020. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition, and cash flows.

Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes could have a material adverse effect on the sales of nitrogen fertilizer, and on our results of operations, financial condition and cash flows.

Conditions in the U.S. agricultural industry significantly impact our operating results. The U.S. agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international population changes, demand for U.S. agricultural products, U.S., state and foreign policies regarding trade in agricultural products, and changes in governmental regulations and incentives for corn-based ethanol production that could affect future ethanol demand and production.

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

We depend on internal and third-party information technology systems to manage and support our operations, and we collect, process, and retain sensitive and confidential customer information in the normal course of business. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and these systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any disruption of these systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

Risks Related to Our Plant Operations

Failure by CVR Energy’s Coffeyville refinery to continue to supply us with pet coke could negatively impact our results of operations.

Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from CVR Energy’s Coffeyville refinery pursuant to a long-term agreement. Our Coffeyville Facility has obtained the majority of its pet coke from CVR Energy’s Coffeyville refinery over the past five years, although this percentage has decreased to 33% in 2020. However, should CVR Energy’s Coffeyville refinery

December 31, 2020 | 14

fail to perform in accordance with the existing agreement or to the extent pet coke from CVR Energy’s Coffeyville refinery is insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase 100% of the pet coke CVR Energy’s Coffeyville refinery produces. However, we are still required to procure additional pet coke from third parties to maintain our production rates. We are currently party to pet coke supply agreements with multiple third-party refineries to provide a significant amount of pet coke at fixed prices. The terms of these agreements currently end in December 2021.

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

The East Dubuque Facility uses natural gas as its primary feedstock, and as such, the profitability of operating the East Dubuque Facility is significantly dependent on the cost of natural gas. An increase in natural gas prices could make it less competitive with producers who do not use natural gas as their primary feedstock. In addition, an increase in natural gas prices in the U.S. relative to prices of natural gas paid by foreign nitrogen fertilizer producers may negatively affect our competitive position in the corn belt, and such changes could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our East Dubuque Facility depends on the availability of natural gas. We have two agreements for pipeline transportation of natural gas with expiration dates in 2021 and 2022. We typically purchase natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility and have a material adverse effect on our results of operations and financial condition.

If licensed technology were no longer available, our business may be adversely affected.

We have licensed, and may in the future license, a combination of patent, trade secret, and other intellectual property rights of third parties for use in our plant operations. If our use of technology on which our operations rely were to be terminated or face infringement claims, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable, or in the case of infringement, may result in substantial costs, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

December 31, 2020 | 15

substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions, operating restrictions, injunctive relief, permit revocations and/or facility shutdowns, which may have a material adverse effect on our ability to operate our facilities and accordingly our financial performance.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, or increased governmental enforcement of laws and regulations could require us to make additional unforeseen expenditures. It is unclear the impact of the new federal administration will have on the laws and regulations applicable to us, however, measures to address climate change and reduce GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation and could affect our operations by requiring increased operating and capital costs and/or increasing taxes on GHG emissions. If we are unable to maintain sales of our products at a price that reflects such increased costs or have to increase the prices of our products because of such increased costs, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

End user demand for our products may also be adversely impacted by climate change legislation and other changes to or new interpretations of environmental laws, due to increased costs or application restrictions. From time to time, various state legislatures have proposed bans or other limitations on fertilizer products. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

Our operations are dependent on third-party suppliers, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Operations of our Coffeyville Facility depend in large part on the performance of third-party suppliers, including the adjacent third-party air separation plant and a third-party electric service provider under a contract through June 30, 2029. Our East Dubuque Facility operations also depend in large part on the performance of third-party suppliers, including for the purchase of electricity, which we purchase under a utility service agreement that terminates on June 1, 2022 and will continue year-to-year thereafter unless either party provides 12-month advance written notice of termination. Should these, or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should we lose the service of any third-party suppliers, our operations (or a portion thereof) could be forced to halt. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations (or a portion thereof), even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

We rely on third-party providers of transportation services and equipment, which subjects us to risks and uncertainties beyond our control and that may have a material adverse effect on our results of operations, financial condition and ability to make distributions.

Our business also relies on third-party railroad, trucking, and barge companies to ship finished products to customers. These transportation services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents, and other operating hazards. Further, the limited number of towing companies and barges available for ammonia transport may also impact the availability of transportation for our products. These transportation operations, equipment and services are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of our finished products. In addition, new regulations could be implemented affecting the equipment used to ship our finished products. Any delay in our ability to ship our finished products as a result of these transportation companies’ failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

December 31, 2020 | 16

facilities periodically experience minor releases of ammonia related to leaks from our facilities’ equipment. Similar events may occur in the future.

In addition, we may incur significant losses or increased costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially hazardous nature of the cargo, in particular ammonia, a railcar accident may result in fires, explosions, and releases of material which could lead to sudden, severe damage or injury to property, the environment, and human health. In the event of contamination, under environmental law, we may be held responsible even if we are not at fault, and we complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products we produce or transport may result in us being named as a defendant in lawsuits asserting claims for substantial damages, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

We could incur significant costs in cleaning up contamination.

We handle hazardous substances which may result in spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to or migrating from any of our current or former operations and solid or hazardous waste disposal, may give rise to liability (including for personal injury, property damage, penalties, strict liability, and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, and similar state statutes, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills, including in connection with contamination associated with our current and former facilities, and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage, or disposal. Such liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

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

Our business holds numerous environmental and other governmental permits and approvals authorizing operations at our facilities and future expansion of our operations is predicated upon the ability to secure approvals therefore. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows.

New regulations concerning the transportation, storage and handling of hazardous chemicals, risks of terrorism, and the security of chemical manufacturing facilities could result in higher operating and/or capital costs.

Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the U.S. As a result, the chemical industry has initiatives relating to the security of chemical industry facilities and the transportation of hazardous chemicals in the U.S., and the costs of compliance therewith may have a material adverse effect on our financial condition.

Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns which could cause property damage and a material decline in production which are not fully insured.

If any of our plants, logistics assets, or key suppliers sustain a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. Operations at our plant could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including: major unplanned maintenance requirements; catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including floods, windstorms, and other similar events; labor supply shortages or labor difficulties that result in a work stoppage or slowdown; cessation or suspension of a plant or specific operations dictated by

December 31, 2020 | 17

environmental authorities; acts of terrorism or other deliberate malicious acts; and an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-event condition.

We are insured under casualty, environmental, property and business interruption insurance policies. The property and business interruption policies insure our real and personal property. These policies are subject to limits, sub-limits, retention (financial and time-based), and deductibles. There is potential for a common occurrence to impact both our Coffeyville Facility and CVR Energy’s Coffeyville refinery in which case the insurance limits and applicable sub-limits would apply to all damages combined. The application of these and other policy conditions could materially impact insurance recoveries and potentially cause us to assume losses which could impair earnings.

There is finite capacity in the commercial insurance industry engaged in underwriting energy industry risk, and there are risks associated with the commercial insurance industry reducing capacity, changing the scope of insurance coverage offered, and substantially increasing premiums, deductibles, or retainers, and/or waiting periods, resulting from highly adverse loss experience or other financial circumstances. Factors that impact insurance cost and availability include, but are not limited to: losses in our industry and other industries, natural disasters, specific losses incurred by us, and low or inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed due to highly adverse financial results, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks for property damage or business interruption.

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

As of December 31, 2020, approximately 33% of our employees were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

Risks Related to Our Capital Structure

Instability and volatility in the capital, credit, and commodity markets in the global economy could negatively impact our business, financial condition, results of operations and cash flows.

Our business, financial condition and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit, and commodities markets and in the global economy. For example: there can be no assurance that funds under our credit facilities will be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all; market volatility could exert downward pressure on our common units, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow, which could in turn cause our unit price to drop; or customers experiencing financial difficulties may fail to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

Our level of indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.

We have incurred significant indebtedness, and we may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as: (i) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions, or other purposes; (ii) requiring us to utilize a significant portion of our cash flows to service our indebtedness, thereby reducing available cash and our ability to make distributions on

December 31, 2020 | 18

our common units; (iii) limiting our ability to use operating cash flow in other areas of the business because we must dedicate a substantial portion of additional funds to service debt; (iv) limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; (v) limiting our ability to make certain payments on debt that is subordinated or secured on a junior basis; (vi) restricting the way in which we conduct business because of financial and operating covenants, including regarding the ability of subsidiaries to pay dividends or make other distributions; (vii) limiting our ability to enter into certain transactions with our affiliates; (viii) limiting our ability to designate our subsidiaries as unrestricted subsidiaries; (ix) exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our respective subsidiaries’ debt instruments; and (x) limiting our ability to react to changing market conditions.

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

Our ability to satisfy debt obligations will depend upon, among other things our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; and our future ability to obtain other financing. We cannot offer any assurance that our business will generate sufficient cash flow from operations or that we will be able to draw funds under our ABL Credit Facility or from other sources of financing, in an amount sufficient to fund our respective liquidity needs. If cash flows and capital resources are insufficient to service our indebtedness, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance indebtedness, or seek bankruptcy protection. These alternative measures may not be successful and may not permit us to meet scheduled debt service and other obligations. Our ability to restructure or refinance debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives.

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

Mr. Carl C. Icahn indirectly controls approximately 71% of the voting power of CVR Energy’s common stock and, by virtue of such ownership, is able to control the Partnership through CVR Energy’s ownership of our general partner and its sole member, including: the election and appointment of directors; business strategy and policies; mergers or other business combinations; acquisition or disposition of assets; future issuances of common stock, common units, or other securities; incurrence of debt or obtaining other sources of financing; and the payment of distributions on our common units. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of our common units, which may adversely affect the market price of such common units.

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

December 31, 2020 | 19

Risks Related to Our Limited Partnership Structure

We may not have sufficient “available cash” to pay any quarterly distribution on common units or the Board may elect to distribute less than all of our available cash.

The current policy of the board of directors of our general partner (“Board”) is to distribute an amount equal to the available cash generated by our business each quarter to our common unitholders. As a result of its cash distribution policy, we will likely need to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures, and our growth, if any, may not be as robust as that of businesses that reinvest available cash to expand ongoing operations. We may not have sufficient available cash each quarter to enable the payment of distributions to common unitholders. Furthermore, the partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. As such, the Board may modify or revoke its cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash our business generates.

To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current unitholders would experience dilution and the payment of distributions on those additional units may decrease the amount we distribute in respect of its outstanding units. Under our partnership agreement, we are authorized to issue an unlimited number of additional interests without a vote of the common unitholders. The issuance by us of additional common units or other equity interests of equal or senior rank would reduce the proportionate ownership interest of common unitholders immediately prior to the issuance. As a result of the issuance of common units, the following may occur: the amount of cash distributions on each common unit may decrease; the ratio of our taxable income to distributions may increase; the relative voting strength of each previously outstanding common unit will be diminished; and the market price of the common units may decline. In addition, our partnership agreement does not prohibit the issuance by our subsidiaries of equity interests, which may effectively rank senior to the common units. The incurrence of additional commercial borrowings or other debt to finance its growth strategy would result in increased interest expense, which, in turn, would reduce the available cash we have to distribute to unitholders.

Our partnership agreement has limited our general partner’s liability, replaces default fiduciary duties, and restricts the remedies available to common unitholders for actions that, without these limitations and reductions, might otherwise constitute breaches of fiduciary duty.

As permitted under Delaware law, our partnership agreement, which applies to and binds common unitholders, limits the liability and replaces the fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. The partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law. For example: (i) the partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner, which entitles our general partner to consider only the interests and factors that it desires and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner; (ii) the partnership agreement provides that our general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed the decision was in our best interest; (iii) the partnership agreement provides that our general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including us, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in the case of a criminal matter, acted with knowledge that the conduct was criminal; (iv) the partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of its general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including us; and (v) the partnership agreement provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

December 31, 2020 | 20

Our general partner, an indirect wholly-owned subsidiary of CVR Energy, has fiduciary duties to CVR Energy and its stockholders, and the interests of CVR Energy and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.

Our general partner is responsible for managing us. Although our general partner has fiduciary duties to manage us in a manner that is in our best interests, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to CVR Energy and its stockholders. The interests of CVR Energy and its stockholders may conflict with, the interests of our public common unitholders. In resolving these conflicts, our general partner may favor its own interests, the interests of CVR Services, its sole member, or the interests of CVR Energy and holders of CVR Energy’s common stock, including its majority stockholder, an affiliate of Icahn Enterprises L.P., over our interests and those of our common unitholders..

The potential conflicts of interest include, among others, the following: (i) neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us and the affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy’s common stock, which may be contrary to our interests (ii) our general partner is allowed to take into account the interests of parties other than us or our common unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our common unitholders; (iii) our general partner has limited its liability and reduced its fiduciary duties under our partnership agreement and has also restricted the remedies available to our common unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty; (iv) the Board determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness, and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders; (v) our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf and there is no limitation on the amounts that can be paid; (vi) our general partner controls the enforcement of obligations owed to us by it and its affiliates, and decides whether to retain separate counsel or others to perform services for us; (vii) our general partner determines which costs incurred by it and its affiliates are reimbursable by us; and (viii) certain of the executive officers of our general partner also serve as executive officers of CVR Energy, including our executive chairman, who will face conflicts of interest when making decisions which may benefit either us or CVR Energy. Additionally, the compensation of such executive officers is set by CVR Energy, and we have no control over the amount paid to such officers.

CVR Energy has the power to elect all of the members of the Board. Our general partner has control over all decisions related to our operations. Our public common unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions. Certain subsidiaries of CVR Energy perform certain corporate services for us, including finance, accounting, legal, information technology, auditing, and cash management activities, and we could be impacted by any failure of those entities to adequately perform these services.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public common unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, each holder of our common units may be required to sell such holder’s common units at an undesirable time or price and may not receive any return on investment, and may also incur a tax liability upon a sale of its common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and then exercising its call right. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right..

Our general partner may transfer its general partner interest in us to a third-party, including in a merger or in a sale of all or substantially all of its assets without the consent of our common unitholders. The new equity owner of our general partner would then be in a position to replace the board of directors and the officers of our general partner with its own choices and to influence their decisions. If control of our general partner were transferred to an unrelated third-party, the new owner would have no interest in CVR Energy and CVR Energy could, upon 90 days’ notice, terminate the services agreement pursuant to which it provides us with the services of its senior management team.

December 31, 2020 | 21

As a publicly traded partnership we qualify for certain exemptions from many of the NYSE’s corporate governance requirements.

As a publicly traded partnership, we qualify for certain exemptions from the NYSE’s corporate governance requirements, which include the requirements that (i) a majority of the Board consist of independent directors and (ii) the Board have a nominating/corporate governance committee and compensation committee that are composed entirely of independent directors. Our general partner’s board of directors has not and does not currently intend to establish a nominating/corporate governance committee and we could avail ourselves of the additional exemptions available to publicly traded partnerships at any time in the future. Accordingly, common unitholders do not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE.

Our public common unitholders have limited voting rights and are not entitled to elect our general partner or our general partner’s directors and do not have sufficient voting power to remove our general partner without CVR Energy’s consent.

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions. Our common unit holders do not choose the Members of the Board do not elect directors or participate in other matters routinely conducted at annual meetings of stockholders, and have no practical ability to remove our general partner without the consent of CVR Energy. As a result of these limitations, the price at which the common units will trade could be diminished. Our partnership agreement restricts common unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the Board, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, and to influence the manner or direction of management.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Although we have received favorable private letter rulings from the IRS with respect to certain of our operations, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law (which could be retroactive) could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation at the corporate tax rate and distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to our common unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our common unitholders would be substantially reduced and result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of

December 31, 2020 | 22

state income, franchise, or other forms of taxation. We currently own assets and conduct business in several states, many of which impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand to could substantially reduce our cash available for distribution to our common unitholders.

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

For tax years beginning after December 31, 2017, the IRS (and some states) may assess and collect from us taxes (including any applicable penalties and interest) resulting from audit adjustments to our income tax returns. Our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each common unitholder and former common unitholder with respect to an audited and adjusted return. There can be no assurance that such an election to allocate the audit adjustment and tax payment obligation to our current and former common unitholders will be practical, permissible, or effective in all circumstances. As a result, our current common unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if they did not own common units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our common unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders behalf.

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

On March 27, 2020, the Coronavirus Aid, Relieve and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, increased the limitation on the deductibility of business interest to 50% of adjusted taxable income for partnerships in taxable year December 31, 2020. The CARES Act also allows taxpayers to elect to compute the limitation on business interest expense for taxable year December 31, 2020 by using its adjusted taxable income from taxable year December 31, 2019.

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

December 31, 2020 | 23

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a Non-U.S. common witholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business, effective January 1, 2022 per final Regulations. Non-U.S. common unitholders should consult a tax advisor before investing in our common units.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, raises unique issues. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax will be unrelated business taxable income and will be taxable. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.

The IRS may challenge our treatment of each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased, which could adversely affect the value of our common units.

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

Our proration methods may be challenged by the IRS, which could change the allocation of items of income, gain, loss, and deduction among our common unitholders.

We generally (i) prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units; and (ii) allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets, and, in the discretion of the general partner, any other extraordinary item of income, gain, loss, or deduction, each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular common unit is transferred. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our common unitholders.

IRS challenge of certain valuation methodologies we have adopted to determine a unitholder’s allocations of income, gain, loss, and deduction, could adversely affect the value of our common units.

In determining the items of income, gain, loss, and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders. The IRS may challenge our valuation methods and allocations. A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders, the amount of taxable gain from our unitholders’ sale of common units, and the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Our common unitholders will likely be subject to state and local taxes, as well as income tax return filing requirements, in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our common unitholders may be subject to other taxes, including foreign, state, and local taxes, unincorporated business taxes, and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions, will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions, and may be subject to penalties for failure to comply with those requirements.

December 31, 2020 | 24

General Risks Related to the Partnership

The acquisition and expansion strategy of our business involves significant risks that could have a material adverse effect on our results of operations, financial condition and cash flows.

From time to time, we may consider pursuing acquisitions and expansion projects (“Expansion Projects”) to continue to grow and increase profitability. However, we may not be able to consummate such Expansion Projects due to intense competition for suitable acquisition targets; the potential unavailability of financial resources necessary; difficulties in identifying suitable Expansion Projects or in completing them on sufficiently favorable terms; and the failure to obtain requisite regulatory approvals. In addition, any Expansion Projects may entail significant transaction costs and risks associated with entry into new markets and lines of business, including but not limited to, new regulatory obligations and risks.

In the case of an acquisition, integration of acquired entities can involve significant difficulties, such as: disruption of the ongoing operations; failure to achieve cost savings or other financial or operating objectives contributing to the accretive nature of an acquisition; strain on operational and managerial controls, procedures and management; difficulties in the integration and retention of customers or personnel; assumption of unknown material liabilities or regulatory non-compliance issues; amortization of acquired assets, which would reduce future reported earnings; and possible adverse short-term effects on our cash flows or operating results.

When considering potential Expansion Projects, will also consider impact on our tax treatment as a partnership for federal income tax purposes. If we are unable to conclude that the activities of the Expansion Project would not affect our treatment as a partnership for federal income tax purposes, we may elect to seek a ruling from the Internal Revenue Service (“IRS”). Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for federal income tax purposes and are unable or unwilling to obtain an IRS ruling, we may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to our common unitholders and could likely cause a substantial reduction in the value of our common units.

Internally generated cash flows and other sources of liquidity may not be adequate for our capital needs.

Our business is capital intensive and working capital needs may vary significantly over relatively short periods of time. For instance, nitrogen fertilizer demand volatility can significantly impact working capital on a week-to-week and month-to-month basis. If we cannot generate adequate cash flow or otherwise secure sufficient liquidity to meet our working capital needs or support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies, or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Refer to Item 1, “Facilities” for more information on our core business properties. CVR Energy also leases property for our executive and marketing offices in Sugar Land, Texas and Kansas City, Kansas, respectively.

Item 3.    Legal Proceedings

In the ordinary course of business, we may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Although we cannot provide assurance, we believe that an adverse resolution of the matters described below would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations. Refer to Note 2 (“Summary of Significant Accounting Policies”), Loss Contingencies, in Part II, Item 8 for further discussion on current litigation matters.

December 31, 2020 | 25

Item 4.    Mine Safety Disclosures.

Not applicable.

December 31, 2020 | 26

PART II

Item 5.    Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of the Partnership’s common units to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of The Mosaic Company, CF Industries Holdings, Inc., Intrepid Potash, Inc., and Arcadia Biosciences, Inc. The graph assumes that the value of the investment in common units and each index was $100 on December 31, 2015 and that all distributions were reinvested. Investment is weighted on the basis of market capitalization.
The unit price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Yahoo! Finance (finance.yahoo.com). The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Market Information

CVR Partners’ common units are listed under the symbol “UAN” on the New York Stock Exchange (“NYSE”). The Partnership has 32 holders of record of the outstanding units as of December 31, 2020.

December 31, 2020 | 27

Purchases of Equity Securities by the Issuer

Repurchases of the Partnership’s common units during the three months ended December 31, 2020 were as follows:

Period	Total Number of Units Purchased	Average Price paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2020	—	$—	—	$7,723,222
November 1 to November 30, 2020 (2)	60,000	8.32	60,000	7,223,883
December 1 to December 31, 2020	333,777	12.88	333,777	2,924,400
Total	393,777		393,777

(1)On May 6, 2020, the Board, on behalf of the Partnership, authorized the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases may be made through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. Through December 31, 2020, the Partnership has repurchased $7.1 million of its common units under this authorization and $2.9 million of authority may yet be used to purchase common units.
(2)On November 23, 2020, a 10-to-1 reverse common unit split occurred. From November 1, 2020 through November 23, 2020, the Partnership repurchased 416,000 common units. The units summarized above reflect common unit repurchases on a split-adjusted basis. No changes to the unit repurchase authorization occurred during the period as a result of the reverse split.

Equity Compensation Plan

The CVR Partners Long-Term Incentive Plan (“LTIP”) provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Individuals who are eligible to receive awards under the CVR Partners LTIP include employees, officers, consultants and directors of CVR Partners and the general partner and their respective subsidiaries and parents. A maximum of 500,000 common units are issuable under the CVR Partners LTIP.

The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
CVR Partners, LP Long-Term Incentive Plan	—	—	482,022	(1)
Equity compensation plans not approved by security holders:
None	—	—	—
Total	—	—	482,022

(1)Represents units that remain available for future issuance pursuant to the CVR Partners LTIP in connection with awards of options, unit appreciation rights, distribution equivalent rights, restricted units, and phantom units.

Item 6.    Selected Financial Data

Not applicable.

December 31, 2020 | 28

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

This discussion and analysis covers the years ended December 31, 2020 and 2019 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2018 and year-to-year comparisons between the years ended December 31, 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 20, 2020, and such discussions are incorporated by reference into this Report.

Reflected in this discussion and analysis is how management views the Partnership’s current financial condition and results of operations along with key external variables and management actions that may impact the Partnership. Understanding significant external variables, such as market conditions, weather, and seasonal trends, among others, and management actions taken to manage the Partnership, address external variables, among others, which will increase users’ understanding of the Partnership, its financial condition and results of operations. This discussion may contain forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report.

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

December 31, 2020 | 29

Strategic Objectives

We have outlined the following strategic objectives to drive the accomplishment of our mission:

Safety - We aim to achieve continuous improvement in all environmental, health, and safety areas through ensuring our people’s commitment to environmental, health and safety comes first, the refinement of existing policies, continuous training, and enhanced monitoring procedures.

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

Achievements

We successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing despite the challenges experienced by the industry during 2020 as a result of the COVID-19 pandemic:

	Safety	Reliability	Market Capture	Financial Discipline
Operated all facilities and corporate offices safely and reliably and maintained financial discipline amid COVID-19 pandemic.	✓	✓		✓
Maintained high asset reliability and a combined utilization rate of 98% at both facilities through the fourth quarter of 2020.	✓	✓	✓
Achieved record shipments of ammonia from the East Dubuque Facility during April 2020.		✓	✓
Reduced lost profit opportunities by approximately $13.7 million compared to 2019.		✓	✓	✓
Generated first carbon offset credits related to N2O abatement and continued sequestration of CO2 for enhanced crude oil recovery at the Coffeyville Facility.	✓			✓
Reduced operating and SG&A expenses by over 12% in 2020 as compared to 2019.				✓
Reduced capital spending by $9 million compared to initial spending plans.				✓
Amended and extended the ABL Credit Agreement during the third quarter of 2020.				✓
Completed Messer contract renewal with favorable conditions including new backup oxygen tank.				✓
Repurchased $7.1 million of CVR Partners common units during 2020.				✓

Industry Factors and Market Conditions

Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

December 31, 2020 | 30

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

General Business Environment

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic and actions taken by governments and others in response thereto has and continues to negatively impact the worldwide economy, financial markets, and the agricultural industry. The COVID-19 pandemic has resulted in significant business and operational disruptions, including business closures in the restaurant and food supply industries, among others, liquidity strains, demand destruction, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce, including farmers in the agricultural industry. As a result, the global demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for fertilizer), has declined, causing many refineries and plants to reduce production or idle, evidenced by a decline in the fourth quarter 2020 average ethanol production of 10% compared to the fourth quarter of 2019. Given recent market conditions, the processing of sweet crude oil, including at the crude oil refinery owned and operated by Coffeyville Resources Refining & Marketing, LLC (“CRRM”), an indirect, wholly-owned subsidiary of CVR Energy, has increased compared to 2019 resulting in lower sour crude oil being processed and pet coke being produced. As a result, increased costs may continue to be incurred by the Partnership in future periods to source feedstocks, such as pet coke. Concerns over the negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility, and uncertainty in food supply demands, and have diminished expectations for the global economy. These factors may precipitate a prolonged economic slowdown and recession, which may lead to some decline in demand for the Partnership’s products in the first quarter of 2021 and beyond.

The Partnership believes the general business environment in which it operates will continue to remain volatile during 2021, driven by uncertainty around the availability and prices of its feedstocks and the demand for its products. As a result, the Partnership anticipates its future operating results and current and long-term financial condition may be negatively impacted. Due to the rapidly evolving situation, the uncertainty of its duration, and the timing of recovery, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

Goodwill and Long-Lived Assets

As of December 31, 2019, the Partnership had a goodwill balance of $41.0 million associated with our Coffeyville Facility reporting unit for which the estimated fair value had been in excess of carrying value based on our 2018 and 2019 assessments. As a result of lower expectations for market conditions in the fertilizer industry, the market performance of the Partnership’s common units, a qualitative analysis, and additional risks associated with the business, the Partnership concluded a triggering event had occurred that required an interim quantitative impairment assessment of goodwill for this reporting unit during the second quarter of 2020. The results of the impairment test indicated that the carrying amount of the Coffeyville Facility reporting unit exceeded the estimated fair value of the reporting unit, and a full impairment of the asset was required. Significant assumptions inherent in the valuation methodologies for goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. To evaluate the sensitivity of the fair value calculations for the reporting unit, the Partnership applied a hypothetical 1% favorable change in the weighted average cost of capital, and separately, increased the revenue projections by 10%, holding gross margins steady. The results of these sensitivity analyses confirmed the need to record a non-cash impairment charge of $41.0 million during 2020. There is no goodwill remaining as of December 31, 2020.

With the adverse economic impacts discussed above and the uncertainty surrounding the COVID-19 pandemic, there is a heightened risk that amounts recognized, including other long-lived assets, may not be recoverable. While our assessment in 2020 did not identify the existence of an impairment indicator for our long-lived asset groups, we continue to monitor the

December 31, 2020 | 31

current environment, including the duration and breadth of the impacts that the pandemic will have on demand for our fertilizer products, to assess whether qualitative factors indicate a quantitative assessment is required. If a quantitative test is performed, the extent to which the recoverability of our long-lived assets could be impaired is unknown. Such impairment could have a significant adverse impact on our results of operations; however, an impairment would have no impact on our financial condition or liquidity.
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

While weather conditions in 2020 exhibited normal patterns, weather significantly impacted the timing of the planting season for corn and soybeans in 2019. Due to excessive wet conditions, crops were planted later than normal in the spring which led to a late harvest of these crops in the fall of 2019. As a result, the ammonia application season in the fall of 2019 was shortened. This created a surplus of ammonia inventory in the market during the winter of 2019 leading into 2020. UAN continues to be impacted by the imposition of import duties on UAN product by the European Union (the “EU”). This has resulted in shifts in UAN trade flows for product that had previously been shipped to the EU. In 2020, natural gas prices across the world declined significantly as compared to 2019; however, since the summer of 2020, forward market prices indicate significantly higher prices for 2021 versus historically low prices in 2020. Natural gas is the primary feedstock for production of nitrogen fertilizers. As a result of these factors, in the fourth quarter of 2020, the Partnership has started to see an uptrend in pricing related to these products, with the expectation that product prices will continue to see an uptrend into the first quarter of 2021.

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2020, 2019 and 2018.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases. Additionally, an estimated 8 billion pounds of soybean oil is expected to go towards producing cleaner biodiesel in 2020 and 2021. Multiple refiners have announced biodiesel expansion projects for 2021 and beyond, which will only increase the demand and capacity for soybeans. Due to the uncertainty of how these factors will truly affect the soybean market, it is not yet known how the nitrogen business will be impacted.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in ethanol demand in 2020 due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. However, the lower ethanol demand did not alter the spring 2020 planting decisions by farmers as evidenced in the charts below.

December 31, 2020 | 32

U.S. Plant Production of Fuel Ethanol (1)
1,200
1,000
800
600
Barrels per day
(in thousands)
964.50
2020
2019
2018
Fuel Ethanol

Corn and Soybean Grown Acres (2)
100%
50%
48%
46%
50%
52%
54%
50%
2020
2019
2018
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the United States Department of Agriculture (“USDA”), National Agricultural Statistics Services.

The 2020 USDA reports on corn and soybean acres planted indicated farmers planted approximately 91.0 million acres of corn, representing an increase of 1.4% in corn acres planted as compared to 89.7 million corn acres in 2019. Planted soybean acres are estimated to be 83.1 million acres, representing a 9.2% increase in soybean acres planted as compared to 76.1 million soybean acres in 2019. Since the summer of 2020, adverse weather conditions in parts of the Midwest caused the USDA to lower estimated crop yields, particularly for corn. Further, higher demand for soybeans and corn and lower grain inventories have led to a rally in crop prices for 2020 and 2021 and significantly improved farmer economics. As a result, we experienced strong demand for ammonia for fall application and fertilizer crop inputs for the spring of 2021. Prices for natural gas, the primary input for nitrogen fertilizer production, rose in the fourth quarter of 2020 in the U.S. and rose even more significantly in international markets. The increase in natural gas prices in the U.S. has been more than offset by higher product pricing, and the competitiveness of U.S. nitrogen producers has improved considerably.

The tables below show relevant market indicators by month through December 31, 2020:

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

December 31, 2020 | 33

Results of Operations

The following should be read in conjunction with the information outlined within the previous sections of this Part II, Item 7, the financial statements, and related notes thereto in Part II, Item 8 of this Report.

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
On a consolidated basis, utilization increased 2% to 95% for the two years ended December 31, 2020 compared to the two years ended December 31, 2019. This increase was primarily a result of ammonia storage capacity constraints at the East Dubuque Facility in the first quarter of 2019 due to inclement weather impacting customers’ ability to apply ammonia and the turnaround at the East Dubuque Facility in the fourth quarter of 2019.

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN along with the product pricing per ton realized at the gate. Total sales for ammonia and UAN were favorable due to strong demand during the spring application coupled with heavy fill orders from the summer through year end caused by higher crop prices increasing farmer demand. Additionally, higher total utilization for 2020 increased the total products available for sale for ammonia and UAN. This increase in production is coupled with an increased draw of ammonia and UAN inventory for 2020. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

December 31, 2020 | 34

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced, that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(in thousands of tons)	2020	2019	2018
Ammonia (gross produced)	852	766	794
Ammonia (net available for sale)	303	223	246
UAN	1,303	1,255	1,276

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Pet coke used in production (thousand tons)	523	535	463
Pet coke (dollars per ton)	$35.25	$37.47	$28.41
Natural gas used in production (thousands of MMBtu) (1)	8,611	6,856	7,933
Natural gas used in production (dollars per MMBtu) (1)	$2.31	$2.88	$3.28
Natural gas in cost of materials and other (thousands of MMBtu) (1)	9,349	6,961	7,122
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.35	$3.08	$3.15

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of natural gas used for fuel is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights

Overview - For the year ended December 31, 2020, the Partnership’s operating loss and net loss were $34.9 million and $98.2 million, respectively, a $62.3 million decrease in operating income and a $63.2 million increase in net loss, respectively, compared to the year ended December 31, 2019 driven primarily by lower net sales and the recognition of a non-cash impairment charge of $41.0 million driven primarily by the lower pricing environment observed in 2020. These impacts were offset by higher sales volumes and reductions to operating expense.

December 31, 2020 | 35

Net Sales
$ (in millions)
400
350
300
$350.0
$404.2
$351.1
2020
2019
2018

Operating (Loss) Income
$ (in millions)
30
20
10
0
(10)
(20)
(30)
(40)
$27.4
$6.3
$(34.9)
2020
2019
2018

Net Loss
$ (in millions)
0
(20)
(40)
(60)
(80)
(100)
$(98.2)
$(35.0)
$(50.0)
2020
2019
2018

EBITDA (1)
$ (in millions)
120
100
80
60
40
$41.4
$107.5
$84.1
2020
2019
2018

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - Net sales decreased by $54.2 million to $350.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to unfavorable pricing conditions which contributed $99.0 million in lower revenues offset with increased sales volumes contributing $45.8 million as compared to the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, net sales included $33.3 million and $33.4 million in freight revenue, respectively, and $10.1 million and $7.6 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

(in thousands)	Price Variance	Volume Variance
UAN	$(63,047)	$10,109
Ammonia	(35,999)	35,649

The decrease in UAN and ammonia sales pricing for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to competitive pricing pressures seen throughout the domestic and international markets. For UAN, a softening natural gas market, which is the typical feedstock for nitrogen plants, shifting trade flows in UAN due to the imposition of import duties on UAN in the EU contributed to lower prices. Additionally, lower corn prices due to decreased demand for corn for ethanol blending further contributed to lower UAN prices. For ammonia, lower natural gas and corn prices and reduced demand for industrial uses of ammonia contributed to lower prices. The increase in UAN and ammonia sales volumes for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to strong demand during the 2020 spring application period coupled with heavy fill orders beginning in the summer

December 31, 2020 | 36

of 2020 through year end. Additionally, higher crop prices in the second half of 2020 led to greater farmer demand, which was also aided by favorable weather conditions for application.

Cost of Materials and Other
100
90
80
70
$ (in millions)
$91.1
$94.1
$88.5
2020
2019
2018

Direct Operating Expenses (1)
$ (in millions)
200
175
150
125
$157.9
$173.6
$159.3
2020
2019
2018

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - Cost of materials and other for the year ended December 31, 2020 was $91.1 million, compared to $94.1 million for the year ended December 31, 2019. The $3.0 million decrease was comprised primarily of a $1.6 million decrease in pet coke costs at our Coffeyville Facility due to lower purchases of pet coke from the Coffeyville Refinery, a decrease in freight expenses and distribution costs of $1.4 million due to higher 2019 freight charges on sales agreements, a decrease in other feedstocks purchases of $1.2 million due to lower purchases of hydrogen and nitrogen, and a decrease related to a draw in our ammonia and UAN inventories contributing $0.6 million driven by higher crop prices leading to greater farmer demand coupled with favorable weather for application through year end, offset by an increase in purchases of third-party ammonia at the Coffeyville Facility contributing $1.8 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the year ended December 31, 2020, direct operating expenses (exclusive of depreciation and amortization) were $157.9 million as compared to $173.6 million for the year ended December 31, 2019. The $15.7 million decrease was primarily due to decreased turnaround costs of $9.1 million relating to the 2019 turnaround for our East Dubuque Facility and a decrease in $1.3 million of repairs and maintenance cost for brick replacement at our Coffeyville Facility with no similar activity in 2020. Utility costs decreased by $3.0 million due to the lower cost of natural gas resulting from favorable market conditions and lower electricity costs at our Coffeyville Facility due to rate reductions achieved in 2020. Other reductions to operating expense in 2020 reflect the impact of cost reduction efforts put in place to address the general business environment.

Depreciation and Amortization
90
80
70
60
$ (in millions)
$76.1
$79.8
$71.6
2020
2019
2018

Selling, General and Administrative Expenses, and Other
$ (in millions)
30
25
20
15
10
$18.8
$29.2
$25.4
2020
2019
2018

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $3.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, as a result of accelerated depreciation of certain assets that

December 31, 2020 | 37

were removed following the 2019 turnaround at the East Dubuque Facility, coupled with additions to property, plant, and equipment during the current year.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other decreased approximately $10.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily related to a reduced amount of asset write offs in 2020 compared to 2019 contributing $2.8 million, coupled with decreased personnel costs and management fees of $7.2 million driven by lower allocated expense from CVR Energy, including stock-based compensation expense as a result of lower market prices for CVR Energy share and Partnership units during 2020.

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

The following are non-GAAP measures we present for the year ended December 31, 2020:

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

Major Scheduled Turnaround Activities

Overall, our results are negatively impacted by lost production during downtime that results in lost sales and certain reduced variable expenses included in Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization). The year ended December 31, 2020 had no planned turnarounds. The effects of the planned, full facility

December 31, 2020 | 38

turnarounds completed during the years ended December 31, 2019 and 2018, exclusive of the impacts due to lost production during the turnaround downtime, are shown below:

Facility	Related Period	Turnaround Downtime	Turnaround Expense (in thousands)	Estimated Lost Production (in tons of Ammonia)
East Dubuque	2019 - 3rd/4th Quarter	32 days	9,842	33,706
Coffeyville	2018 - 2nd Quarter	15 days	6,399	21,450

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

Insurance Recovery

During the fourth quarter of 2018, the Partnership recognized a $6.1 million business interruption insurance recovery associated with an outage at the Coffeyville Facility during 2017. The recovery is recorded in Other income, net. No such income was recognized in 2020 or 2019.

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(98,181)	$(34,969)	$(50,027)
Add:
Interest expense, net	63,428	62,636	62,588
Income tax expense (benefit)	30	(18)	(46)
Depreciation and amortization	76,077	79,839	71,575
EBITDA	$41,354	$107,488	$84,090

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$19,740	$39,157	$32,234
Non-cash items:
Goodwill impairment	(40,969)	—	—
Other	(6,630)	(10,503)	(8,430)
Adjustments:
Interest expense, net	63,428	62,636	62,588
Income tax expense (benefit)	30	(18)	(46)
Change in assets and liabilities	5,755	16,216	(2,256)
EBITDA	$41,354	$107,488	$84,090

December 31, 2020 | 39

Reconciliation of EBITDA to Available Cash for Distribution

	Year Ended December 31,
(in thousands)	2020	2019	2018
EBITDA	$41,354	$107,488	$84,090
Non-cash items:
Goodwill impairment	40,969	—	—
Current reserves for amounts related to:
Debt service	(59,995)	(59,997)	(59,372)
Maintenance capital expenditures	(11,649)	(18,247)	(14,870)
Common units repurchased	(7,076)	—	—
Other (reserves for) / releases of amounts reserved for:
Future turnarounds	(4,500)	—	—
Repayment of current portion of long-term debt	(2,240)	—	—
Recapture of prior negative available cash	(5,917)	—	—
Future operating needs	(5,308)	(28,000)	—
Major scheduled expenditures	2,567	—	—
Previously established cash reserves	—	25,433	—
Available cash for distribution (1) (2)	$(11,795)	$26,677	$9,848

Common units outstanding	11,195	11,328	11,328

(1)Amount represents the cumulative available cash based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership paid no cash distributions for the fourth quarter of 2019 or the first three quarters of 2020. No distributions were declared for the fourth quarter of 2020.

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in U.S. economic activity. These effects have caused significant volatility and disruption of the financial markets, and we have observed adverse impacts to our business and financial performance, of which the nature and extent of such impacts remains uncertain. This period of extreme economic disruption, including business closures in the restaurant and food supply industries, idling of ethanol facilities, and limitations on the availability of the workforce, including farmers in the agricultural industry, may continue to have an impact on our business, results of operations, and access to sources of liquidity. In view of the uncertainty of the depth and extent of the contraction in the U.S. economy and potential impact on the demand for our fertilizer products, we took proactive actions in 2020 to address the impacts we may experience in our results of operations, liquidity, and financial condition, including the following:

•The deferment of the Coffeyville Facility turnaround from the fall of 2020 to the summer of 2021, enabled by certain maintenance we proactively performed during the first quarter of 2020, and the East Dubuque Facility turnaround from 2021 to 2022;
•A reduction in the amount of maintenance capital expenditures in 2020 to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are critical to support future activities; and
•The amendment of the ABL Credit Agreement extending its term to September 30, 2022, optimizing the borrowing capacity and fee structure, and revising certain provisions to provide an improved credit facility for the Partnership.

December 31, 2020 | 40

When paired with the actions outlined above and prudently managing our operating costs and capital expenditures in 2021, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the ABL Credit Agreement, formerly the AB Credit Facility, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

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

Cash and Other Liquidity

As of December 31, 2020, we had cash and cash equivalents of $30.6 million, including $7.6 million of customer advances. Combined with $20.1 million available under our ABL Credit Agreement, we had total liquidity of $50.7 million as of December 31, 2020. As of December 31, 2019, we had $37.0 million in cash and cash equivalents, including $9.1 million of customer advances.

	December 31,
(in thousands)	2020	2019
9.25% Senior Notes, due June 2023	$645,000	$645,000
6.50% Senior Notes, due April 2021, net of current portion (1)	—	2,240
Unamortized discount and debt issuance costs	(11,058)	(14,834)
Total long-term debt	633,942	632,406
Current portion of long-term debt (1)	2,240	—
Total long-term debt, including current portion	$636,182	$632,406

(1)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2.2 million has been classified as short-term debt as of December 31, 2020.

The Partnership and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of December 31, 2020. Refer to Note 5 (“Long-Term Debt”) in Part II, Item 8 for further information.

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

Our total capital expenditures for the years ended December 31, 2020 and 2019, along with our estimated expenditures for 2021 are as follows:

	Year Ended December 31,		Estimated
(in thousands)	2020	2019	2021
Maintenance capital	$11,651	$18,247	$18,000 - 20,000
Growth capital	4,780	2,027	5,000 - 6,000
Total capital expenditures	$16,431	$20,274	$23,000 - 26,000

December 31, 2020 | 41

In light of the changing environment and proactive maintenance performed during several outages at the third-party owned and operated air separation unit at our Coffeyville Facility during the first quarter of 2020, we moved our turnaround from the previously planned timeframe of the fall of 2020 to the fall of 2021, with an estimated cost of $7 to $9 million. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans. Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time.

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

The Partnership did not pay distributions for the year ended December 31, 2020 or December 31, 2018. During the year ended December 31, 2019, the Partnership paid distributions totaling $4.00 per common unit on a split-adjusted basis, or $45.3 million. Of these distributions, CVR Energy received $15.6 million.

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

On November 2, 2020, the Partnership announced that the Board had approved a 1-for-10 reverse split of the Partnership’s common units that was completed on November 23, 2020, pursuant to which each ten common units of the Partnership were converted into one common unit of the Partnership (the “Reverse Unit Split”). In accordance with the Partnership’s Agreement of Limited Partnership, as amended (the “Partnership Agreement”), following the Reverse Unit Split, any fractional units of record holders were rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. Following the Reverse Unit Split, the number of common units outstanding decreased from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under the Partnership’s long-term incentive plan and outstanding awards thereunder. See Note 1 (“Organization and Nature of Business”) in Part II, Item 8 for a discussion regarding the delisting of the NYSE.

During the year ended December 31, 2020, on a split-adjusted basis, the Partnership repurchased 623,177 common units on the open market in accordance with a unit repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act at a cost of $7.1 million, inclusive of transaction costs, or an average price of $11.35 per common unit. At December 31, 2020, the Partnership had $2.9 million in authority remaining under the Unit Repurchase Program. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled, terminated, extended or increased by the Board at any time.

December 31, 2020 | 42

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$19,740	$39,157	$32,234
Investing activities	(18,550)	(18,529)	(19,631)
Financing activities	(7,625)	(45,410)	—
Net (decrease) increase in cash and cash equivalents	$(6,435)	$(24,782)	$12,603

Operating Activities

The change in net cash flows from operating activities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to unfavorable changes in operating results, excluding non-cash items, of $29.9 million, partially offset by favorable changes in working capital of $10.7 million, and unfavorable changes in non-current assets and liabilities of $0.2 million.

Investing Activities

The change in net cash used in investing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributed to the increase in capital expenditures of $0.2 million, related to growth spending on the Coffeyville Facility’s urea capacity upgrade project in the current period and maintenance spending on the East Dubuque Facility’s reactor conversion revamp in the prior period, partially offset by a decrease in cash outflows of $0.3 million from the purchase of land during the year ended December 31, 2019 with no corresponding amounts paid in 2020, and a decrease in cash inflows of $0.1 million from proceeds on the sale of assets.

Financing Activities

The change in net cash used in financing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was the result of cash distributions paid to unitholders of $45.3 million during 2019 compared to cash used for repurchase of common units of $7.1 million and payment of deferred financing costs of $0.4 million related to the ABL Credit Agreement amendment entered into during 2020.

Recent Accounting Pronouncements

Refer to Note 2 (“Summary of Significant Accounting Policies”) in Part II, Item 8 for a discussion of recent accounting pronouncements applicable to the Partnership.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP requiring management to make judgments, assumptions, and estimates based on the best available information at the time. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used.

Inventory Valuation

The cost of our fertilizer product inventories is determined under the first-in, first-out (FIFO) method. Our FIFO inventories are carried at the lower of cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product at each of our facilities. Depending on inventory levels, the per-ton realizable value of our fertilizer products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if

December 31, 2020 | 43

volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in each facility’s market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. During the year ended December 31, 2020, we recognized a loss on inventory to reflect net realizable value of $0.7 million. For the years ended December 31, 2019 and 2018, there was no adjustment. Due to the amount and variability in volume of fertilizer product inventories maintained, changes in production costs, and the volatility of market pricing for fertilizer products, losses recognized to reflect fertilizer product inventories at the lower of cost or net realizable value could have a material impact on the Partnership’s results of operations.

Impairment of Long-lived Assets and Goodwill

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future expected cash flows. If the sum of the undiscounted expected future cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to its estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (for example, at a fertilizer facility level).

The Partnership tests goodwill for impairment annually on November 1 of each year, or more frequently if events or changes in circumstances indicate the asset might be impaired. One of our reporting units, the Coffeyville Facility, had a goodwill balance of $41.0 million at December 31, 2019. During the second quarter of 2020, following completion of the spring planting season, the market pricing for ammonia and UAN, which are the facility’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which had negatively impacted demand. Therefore, in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, including management’s revised forecasts for product pricing in 2020 and beyond, and market price performance of our common units, we concluded an impairment indicator was present and a triggering event under Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, had occurred as of June 30, 2020 and an interim quantitative impairment assessment was performed. Significant assumptions inherent in the valuation methodologies for goodwill included, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, we recorded a non-cash impairment charge of $41.0 million during 2020. There is no goodwill remaining as of December 31, 2020.

We performed our annual impairment reviews of goodwill for 2019 and 2018, on November 1 of each such year and concluded no impairments. For the period ended December 31, 2019, we performed a qualitative assessment and concluded there were no events or circumstances which would trigger the performance of a quantitative analysis after reviewing all factors impacting the Coffeyville Facility reporting unit, including improved market conditions and financial results in 2019 as compared to the financial forecasts from those used in the fair value analysis at December 31, 2018, where the estimated fair value of the Coffeyville Facility reporting unit exceeded its carrying value by approximately 36% based upon the results of our quantitative goodwill impairment test.

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

December 31, 2020 | 44

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

December 31, 2020 | 45

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Note 2 to the consolidated financial statements, annually or as facts or circumstances may dictate, management performs a valuation of the Coffeyville Facility reporting unit to determine if a goodwill impairment exists. During the second quarter of 2020 following the completion of the spring planting season and observation of certain market and other conditions described in Note 2, the Partnership concluded a triggering event occurred and performed an interim quantitative impairment assessment. The identification of a triggering event and the determination of the fair value of the reporting unit required management to make significant estimates and develop assumptions related to cash flow forecasts using estimates of future nitrogen fertilizer product pricing, volumes to be sold, costs to be incurred for key process inputs and other operating expenses

December 31, 2020 | 46

as well as estimating appropriate discount rates and growth rates for future periods. Changes in these assumptions could have had a significant impact on the identification of a triggering event as well as the reporting unit’s estimated fair value. As a result of the quantitative impairment assessment, a full goodwill impairment of $41.0 million was recorded during the year ended December 31, 2020.

We identified the goodwill impairment assessment of the Coffeyville Facility reporting unit as a critical audit matter. The principal consideration for our determination that the goodwill impairment assessment is a critical audit matter was the degree of complexity and subjectivity inherent in determining management’s estimates.

Our audit procedures related to the Coffeyville Facility reporting unit’s goodwill impairment assessment included the following, among others:
•We tested the design and operating effectiveness of management’s processes and controls over the identification of a triggering event and the fair value assessment of the Coffeyville reporting unit.
•We evaluated the reasonableness of a triggering event by considering the current market conditions following the completion of the spring planting season as well as the economic uncertainty surrounding the COVID-19 pandemic.
•We evaluated the reasonableness of future nitrogen fertilizer pricing assumptions by comparing the prices used by management to current industry and economic trends considering the impacts of the COVID-19 pandemic as well as comparing those prices to the historical performance of the Coffeyville reporting unit, performed sensitivity analyses to evaluate the change in the fair value estimates that would result from changes in those price assumptions, and recalculated management’s estimates.
•We compared forecasted sales volumes and expenses to historical operating results.
•We utilized valuation professionals with specialized skills and knowledge to assist in evaluating the Coffeyville Facility’s discounted cash flow model and guideline public company methods and certain significant assumptions, including the discount rate, terminal growth rate, and cost of capital.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Houston, Texas
February 23, 2021

December 31, 2020 | 47

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2020, and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
February 23, 2021

December 31, 2020 | 48

CVR Partners, LP and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$30,559	$36,994
Accounts receivable	36,896	34,264
Inventories	42,349	48,296
Prepaid expenses and other current assets	8,410	5,406
Total current assets	118,214	124,960
Property, plant, and equipment, net	897,847	951,959
Goodwill	—	40,969
Other long-term assets	16,819	20,067
Total assets	$1,032,880	$1,137,955
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$2,240	$—
Accounts payable	19,544	21,069
Accounts payable to affiliates	5,217	2,578
Deferred revenue	30,631	27,841
Other current liabilities	18,709	24,043
Total current liabilities	76,341	75,531
Long-term liabilities:
Long-term debt, net of current portion	633,942	632,406
Other long-term liabilities	8,356	10,474
Total long-term liabilities	642,298	642,880
Commitments and contingencies (See Note 8)
Partners’ capital:
Common unitholders, 10,705,710 and 11,328,297 units issued and outstanding as of December 31, 2020 and 2019, respectively	314,240	419,543
General partner interest	1	1
Total partners’ capital	314,241	419,544
Total liabilities and partners’ capital	$1,032,880	$1,137,955

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 49

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per unit data)	2020	2019	2018
Net sales	$349,953	$404,177	$351,082
Operating costs and expenses:
Cost of materials and other	91,117	94,103	88,461
Direct operating expenses (exclusive of depreciation and amortization)	157,916	173,629	159,319
Depreciation and amortization	76,077	79,839	71,575
Cost of sales	325,110	347,571	319,355
Selling, general and administrative expenses	18,174	25,829	25,023
Loss on asset disposals	582	3,397	390
Goodwill impairment	40,969	—	—
Operating (loss) income	(34,882)	27,380	6,314
Other (expense) income:
Interest expense, net	(63,428)	(62,636)	(62,588)
Other income, net	159	269	6,201
Loss before income taxes	(98,151)	(34,987)	(50,073)
Income tax expense (benefit)	30	(18)	(46)
Net loss	$(98,181)	$(34,969)	$(50,027)

Net loss per common unit - basic and diluted	$(8.77)	$(3.09)	$(4.42)
Distributions declared per common unit	—	4.00	—

Weighted-average common units outstanding:
Basic and Diluted	11,195	11,328	11,328

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 50

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)	Common Units		General Partner Interest	Total Partners’ Capital
	Issued	Amount
Balance at December 31, 2017	11,328,297	$549,852	$1	$549,853
Net loss	—	(50,027)	—	(50,027)
Balance at December 31, 2018	11,328,297	499,825	1	499,826
Cash distributions to common unitholders – Affiliates	—	(15,568)	—	(15,568)
Cash distributions to common unitholders – Non-affiliates	—	(29,745)	—	(29,745)
Net loss	—	(34,969)	—	(34,969)
Balance at December 31, 2019	11,328,297	419,543	1	419,544
Net loss	—	(98,181)	—	(98,181)
Repurchase of common units	(623,177)	(7,076)	—	(7,076)
Fractional unit impact of reverse unit split	590	—	—	—
Other	—	(46)	—	(46)
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 51

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net loss	$(98,181)	$(34,969)	$(50,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	76,077	79,839	71,575
Amortization of deferred financing costs and original issue discount	4,049	3,666	3,333
Goodwill impairment	40,969	—	—
Loss on asset disposals	582	3,397	390
Share-based compensation	1,035	3,445	3,017
Other adjustments	964	(5)	1,690
Changes in assets and liabilities:
Accounts receivable	2,892	936	(6,698)
Inventories	538	9,914	(8,670)
Prepaid expenses and other current assets	(4,514)	1,582	(1,196)
Accounts payable	(1,635)	(8,077)	5,215
Deferred revenue	(1,612)	(14,575)	10,828
Accrued expenses and other current liabilities	(1,726)	(6,542)	1,367
Other long-term assets and liabilities	302	546	1,410
Net cash provided by operating activities	19,740	39,157	32,234
Cash flows from investing activities:
Capital expenditures	(18,598)	(18,656)	(19,806)
Proceeds from the sale of assets	48	127	175
Net cash used in investing activities	(18,550)	(18,529)	(19,631)
Cash flows from financing activities:
Repurchase of common units	(7,076)	—	—
Cash distributions to common unitholders – Affiliates	—	(15,568)	—
Cash distribution to common unitholders – Non-affiliates	—	(29,745)	—
Payment of deferred financing costs	(448)	—	—
Other financing activities	(101)	(97)	—
Net cash used in financing activities	(7,625)	(45,410)	—
Net (decrease) increase in cash and cash equivalents	(6,435)	(24,782)	12,603
Cash and cash equivalents, beginning of period	36,994	61,776	49,173
Cash and cash equivalents, end of period	$30,559	$36,994	$61,776

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2020 | 52

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

NYSE Listing Requirements and Reverse Unit Split

The Partnership’s common units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “UAN.” On April 20, 2020, the average closing price of the Partnership’s common units over a 30 consecutive trading-day period fell below $1.00 per common unit, resulting in noncompliance with the continued listing standards in Section 802.01C of the NYSE Listed Company Manual. The Partnership received written notification of this noncompliance from the NYSE on April 22, 2020, and had until January 1, 2021 to regain compliance or be subject to the NYSE’s suspension and delisting procedures.

On November 2, 2020, the Partnership announced that the board of directors of its general partner (the “Board”) had approved a 1-for-10 reverse split of the Partnership’s common units that was completed on November 23, 2020, pursuant to which each ten common units of the Partnership were converted into one common unit of the Partnership (the “Reverse Unit Split”). In accordance with the Partnership’s Agreement of Limited Partnership, as amended (the “Partnership Agreement”), following the Reverse Unit Split, any fractional units of record holders were rounded up or down, as applicable, to the nearest whole common unit, with any fraction equal to or above 0.5 common units rounding up to the next higher common unit. Following the Reverse Unit Split, the number of common units outstanding decreased from approximately 111 million common units to approximately 11 million common units, with proportionate adjustments to the common units under the Partnership’s long-term incentive plan and outstanding awards thereunder.

The Partnership’s common units began trading on a split-adjusted basis when markets opened on November 24, 2020, under the symbol “UAN” and a new CUSIP number. As of November 30, 2020, the Reverse Unit Split enabled the Partnership to regain compliance with NYSE listing requirements ahead of the January 1, 2021 deadline. All references to common units and per unit amounts in the consolidated financial statements and notes related thereto have been retrospectively adjusted to reflect the effect of the Reverse Unit Split for all periods presented.

Interest Holders

As of December 31, 2020, public common unit holders held approximately 64% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”) (formerly Coffeyville Resources, LLC), a wholly-owned subsidiary of CVR Energy, held approximately 36% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of December 31, 2020, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. Repurchases under the Unit Repurchase Program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. The timing, price, and amount of repurchases (if any) will be made at the discretion of management of our general partner and are subject to market conditions, as well as corporate, regulatory, and other considerations. During the year ended December 31, 2020, adjusted to reflect the impact of the Reverse Unit Split, the Partnership repurchased 623,177 common units on the open market

December 31, 2020 | 53

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Exchange Act at a cost of $7.1 million, inclusive of transaction costs, or an average price of $11.35 per common unit. At December 31, 2020, the Partnership had $2.9 million in authority remaining under the Unit Repurchase Program. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Management and Operations

The Partnership, including CVR GP, is led by the Board, and its committees and managed by the general partner’s executive officers, CVR Services (as sole member of the general partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements between the Partnership, CVR GP, CVR Energy, and certain of their respective subsidiaries, including a service agreement. See Note 9 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

Subsequent Events

The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of these consolidated financial statements. Where applicable, the notes to these consolidated financial statements have been updated to discuss all significant subsequent events which have occurred.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of CVR Partners and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made within the consolidated financial statements for the years ended December 31, 2019 and 2018 to conform with current presentation. Catalyst inventory with a value of $5.6 million as of December 31, 2019 was reclassified in the first quarter of 2020 to Other long-term assets to conform to current presentation.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are reviewed on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit, investments in highly liquid money market accounts, and debt instruments with original maturities of three months or less.

Accounts Receivable, net

Accounts receivable, net primarily consist of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Also included within Accounts Receivable are unbilled fixed price contracts which is discussed further within Note 6 (“Revenue”).

December 31, 2020 | 54

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for doubtful accounts are generally recorded when it becomes probable the receivable will not be collected and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 20% and 18% of the net accounts receivable balance at December 31, 2020 and 2019, respectively. Bad debt expense was $0.1 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. A recovery was recognized during the year ended 2018 of $1.1 million related to bad debt expense previously written off.

Inventories

Inventories consist of fertilizer products which are valued at the lower of FIFO cost, or net realizable value. Inventories also include raw materials (primarily gauze, natural gas, and pet coke) and parts and supplies that are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	December 31,
(in thousands)	2020	2019
Finished goods	$9,815	$17,612
Raw materials	152	243
Parts, supplies and other	32,382	30,441
Total Inventories	$42,349	$48,296

At December 31, 2020 and 2019, inventories included depreciation of approximately $2.0 million and $4.5 million, respectively.

Property, Plant and Equipment, net

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

Asset	Range of Useful Lives, in Years
Land and improvements	10 to 30
Buildings and improvements	3 to 30
Automotive equipment	5 to 30
Machinery and equipment	2 to 30
Other	3 to 10

Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Machinery and equipment	$1,388,735	$1,378,651
Buildings and improvements	17,598	17,221
Automotive equipment	16,608	16,691
Land and improvements	14,132	14,075
Construction in progress	12,098	5,198
Other	1,721	1,752
	1,450,892	1,433,588
Less: Accumulated depreciation	553,045	481,629
Total Property, plant and equipment, net	$897,847	$951,959

December 31, 2020 | 55

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

As of December 31, 2020, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

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

ROU assets represent the Partnership’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of minimum lease payments over the lease term. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation and interest is recorded as interest expense.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future expected cash flows. If the sum of the undiscounted expected future cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to its estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (for example, at a fertilizer facility level).

The Partnership tests goodwill for impairment annually impairment annually on November 1 of each year, or more frequently if events or changes in circumstances indicate the asset might be impaired. One of the Partnership’s reporting units, the Coffeyville Facility, had a goodwill balance of $41.0 million at December 31, 2019. During the second quarter of 2020, following completion of the spring planting season, the market pricing for ammonia and UAN, which are the facility’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which had negatively impacted demand. Therefore, in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of the Partnership’s near-term economic recovery assumptions, including revised forecasts for product pricing in 2020 and beyond, and market price performance of the Partnership’s common units, the Partnership concluded an impairment indicator was present and a triggering event under ASC Topic 350, Intangibles-Goodwill and Other, had occurred as of June 30, 2020 and an interim quantitative impairment assessment was performed. Significant assumptions inherent in the valuation methodologies for goodwill included, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, the Partnership recorded a full non-cash impairment charge of $41.0 million during the three months ended June 30, 2020. There was no goodwill remaining as of December 31, 2020.

December 31, 2020 | 56

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership performed the annual impairment reviews of goodwill for 2019 and 2018 and concluded no impairments. For the period ended December 31, 2019, the Partnership performed a qualitative assessment and concluded there were no events or circumstances which would trigger the performance of a quantitative analysis after reviewing all factors impacting the Coffeyville Facility, including improved market conditions and financial results in 2019 as compared to the financial forecasts from those used in the fair value analysis at December 31, 2018 where the estimated fair value of the Coffeyville Facility reporting unit exceeded its carrying value by approximately 36% based upon the results of the Partnership’s quantitative goodwill impairment test.

Loss Contingencies

In the ordinary course of business, CVR Partners may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. As of December 31, 2020 and 2019, there are no matters or contingencies that require recognition or disclosure.

The Partnership is subject to various stringent federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Management periodically reviews and, as appropriate, revises its environmental accruals. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. As of December 31, 2020 and 2019, no liabilities have been recognized for environmental remediation matters as no matters have been identified that are considered to be probable or estimable.

Revenue Recognition

The Partnership recognizes revenue based on consideration specified in contracts or agreements with customers when performance obligations are satisfied by transferring control over products or services to a customer. The adoption of ASC Topic 606, Revenue from Contracts with Customers, resulted in the recognition of deferred revenue and related receivables, on a gross basis, associated with contracts that guarantee a price and supply of nitrogen fertilizer products in quantities expected to be delivered in the normal course of business.

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

December 31, 2020 | 57

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative expenses consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology, and maintaining the corporate and administrative offices in Texas and Kansas.

Share-Based Compensation

The Partnership accounts for share-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Currently, all of the Partnership’s share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to award vesting. See Note 7 (“Share-Based Compensation”) for further discussion.

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

December 31, 2020 | 58

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The ASU amends various sections of the codification in the Boards ongoing efforts to simplify and improve guidance. This standard is effective for the Partnership beginning January 1, 2021, with early adoption permitted. The Partnership is evaluating the effect of adopting this new accounting guidance on its consolidated financial statements, but does not currently expect adoption will have a material impact on the Partnership’s consolidated financial position or results of operations. The Partnership does not intend to early adopt this ASU.

(3) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any lessor or sub-leasing arrangements.

Balance Sheet Summary at December 31, 2020 and 2019

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Operating Leases:
ROU asset, net
Railcars	$7,327	$10,826
Real estate and other	3,040	2,581
Lease liability
Railcars	$7,696	$11,088
Real estate and other	867	228

Finance Leases:
ROU asset, net
Real estate and other	$101	$201
Lease liability
Real estate and other	$105	$205

December 31, 2020 | 59

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Expense Summary for the Year Ended December 31, 2020 and 2019

We recognize lease expense on a straight-line basis over the lease term. For the year ended December 31, 2020 and 2019, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease expense	$4,113	$3,122
Finance lease expense:
Amortization of ROU asset	$101	$322
Interest expense on lease liability	6	10

Short-term lease expense, recognized within Direct operating expenses (exclusive of depreciation and amortization), was $0.4 million and $0.4 million for the year ended December 31, 2020 and 2019, respectively.

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (years)
Operating Leases	2.9	3.4
Finance Leases	1.3	2.3
Weighted-average discount rate
Operating Leases	5.1%	5.1%
Finance Leases	4.0%	3.9%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at December 31, 2020:

(in thousands)	Operating Leases	Finance Leases
2021	$3,672	$107
2022	3,236	—
2023	1,367	—
2024	684	—
2025	263	—
Thereafter	—	—
Total lease payments	9,222	107
Less: imputed interest	(659)	(2)
Total lease liability	$8,563	$105

On July 31, 2020, the Partnership and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and the Partnership is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for the Partnership’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases, (“Topic 842”), as the Partnership does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen

December 31, 2020 | 60

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

storage vessel and related equipment to be used solely by the Coffeyville Facility. The arrangement for the use of the oxygen storage vessel and related equipment meets the definition of a lease under Topic 842, as the Partnership will receive all output associated with the vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the oxygen storage vessel to be classified as a financing lease with an amount between $20 and $25 million being capitalized upon lease commencement when the oxygen storage vessel is placed in service.

(4) Other Current Liabilities

Other current liabilities were as follows:

	December 31,
(in thousands)	2020	2019
Personnel accruals	$7,475	$8,187
Operating lease liabilities	3,309	3,523
Accrued interest	2,506	2,518
Sales incentives	2,215	1,614
Share-based compensation	442	5,011
Prepaid revenue contracts	197	277
Other accrued expenses and liabilities	2,565	2,913
Total other current liabilities	$18,709	$24,043

Other current liabilities include amounts accrued by the Partnership and owed to CVR Energy and its affiliates of $5.4 million at December 31, 2019. The Partnership had no separate affiliate liabilities owed to CVR Energy and its affiliates at December 31, 2020, as allocation of affiliate accruals is part of the amount charged to the Partnership under the new Corporate Master Service Agreement, which became effective January 1, 2020 (the “Corporate MSA”). Refer to Note 9 (“Related Party Transactions”) for additional discussion.

(5) Long-Term Debt

Long-term debt consists of the following:

	December 31,
(in thousands)	2020	2019
9.25% Senior Secured Notes, due June 2023 (1)(2)	$645,000	$645,000
6.50% Senior Notes, due April 2021, net of current portion (3)	—	$2,240
Unamortized discount and debt issuance costs (4)	(11,058)	(14,834)
Total long-term debt	633,942	632,406
Current portion of long-term debt (3)	2,240	—
Total long-term debt, including current portion	$636,182	$632,406

(1)This debt was issued at a $16.1 million discount which is being amortized, as interest expense, over the remaining term of the debt. Debt issuance costs associated with this debt totaled $9.4 million.
(2)The estimated fair value of total long-term debt outstanding was approximately $645.7 million and $673.8 million as of December 31, 2020 and 2019, respectively. This estimate of fair value is a Level 2 measurement as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(3)The 6.50% Senior Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2.2 million has been classified as short-term as of December 31, 2020.
(4)For the years ended December 31, 2020, 2019, and 2018, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $3.8 million, $3.4 million, and $3.1 million, respectively.

December 31, 2020 | 61

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreements

(in thousands)	Total Capacity	Amount borrowed as of December 31, 2020	Outstanding Letters of Credit	Available capacity as of December 31, 2020	Maturity Date
ABL Credit Agreement (1)(2)	$20,146	$—	$—	$20,146	September 30, 2022

(1)At the option of the borrowers, loans under the ABL Credit Agreement initially bear interest at an annual rate equal to (i) 1.00% plus a base rate, Thereafter, loans will bear interest (i) at such rates if our quarterly excess availability is greater than 50% and (ii) 1.50% plus a base rate, otherwise.
(2)The ABL Credit Agreement was amended on September 29, 2020 to, among other things, reduce the commitments thereunder to $35 million and extended the maturity date to September 30, 2022. Deferred financing costs of $0.4 million were capitalized related to this amendment and will be amortized from Prepaid expenses and other current assets and Other long-term assets over the remaining term of the ABL Credit Agreement. Amortization expense was $0.2 million for the years ended December 31, 2020, 2019, and 2018.

9.25% Senior Secured Notes due 2023

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

ABL Credit Agreement

On September 29, 2020, CVR Partners amended the ABL Credit Agreement, a senior secured asset based revolving credit facility (the “ABL Credit Facility”) with a group of lenders and UBS AG (“UBS”), as administrative agent and collateral agent. The ABL Credit Amendment amended the aggregate principal amount of availability of up to $35 million with an incremental facility, which permits an increase in borrowings of up to $25 million in the aggregate subject to additional lender commitments and certain other conditions. The ABL Credit Amendment is scheduled to mature on September 30, 2022.

The Partnership is in compliance with all covenants of the 9.25% Senior Secured Notes, the 6.50% Senior Notes, and the ABL Credit Agreement as of December 31, 2020.

December 31, 2020 | 62

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Ammonia	$94,117	$94,467	$66,254
UAN	198,258	251,199	222,329
Urea products	14,115	17,430	20,633
Net sales, exclusive of freight and other	306,490	363,096	309,216
Freight revenue	33,329	33,436	33,567
Other revenue	10,134	7,645	8,299
Net sales	$349,953	$404,177	$351,082

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

Transaction Price - Allocation to Remaining Performance Obligations

As of December 31, 2020, the Partnership had approximately $6.1 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $3.5 million of these performance obligations as revenue by the end of 2021, an additional $2.3 million in 2022, and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

December 31, 2020 | 63

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract amounts. Contracts requiring prepayment are generally short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the deferred revenue activity during the year ended December 31, 2020 is presented below:

(in thousands)
Balance at December 31, 2019	$27,841
Add:
New prepay contracts entered into during the period (1)	56,490
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(27,060)
Revenue recognized related to contracts entered into during the period	(26,141)
Other changes	(499)
Balance at December 31, 2020	$30,631

(1)Includes $33.4 million where payment associated with prepaid contracts was collected.

Major Customers

CVR Partners has two customers who comprised 26%, 28%, and 20% of net sales for the years ended December 31, 2020, 2019, and 2018, respectively.

(7) Share-Based Compensation

CVR Partners’ Phantom Unit Awards

CVR Partners has a Long-Term Incentive Plan (“LTIP”) which permits the granting of options, stock and unit appreciation rights (“SARs”), restricted shares, restricted stock units, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, dividend and distribution equivalent rights, share awards, and performance awards (including performance share units, performance units, and performance-based restricted stock). As of December 31, 2020, only phantom unit awards under the LTIP remained outstanding. Individuals who are eligible to receive awards and grants under the LTIP include CVR Energy’s and the Partnership’s employees, officers, consultants, advisors, and directors.

A summary of phantom unit award activity and changes under the LTIP during the year ended December 31, 2020 is presented below:

(in thousands, except per unit data)	Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2019	155,707	$30.71	$4,827
Granted	444,385	12.12
Vested	(62,594)	31.31
Forfeited	(18,617)	31.23
Non-vested at December 31, 2020	518,881	$14.70	$8,312

Unrecognized compensation expense associated with the phantom units at December 31, 2020 was approximately $7.4 million, which is expected to be recognized over a weighted average period of 2.8 years. Compensation expense recorded for the years ended December 31, 2020, 2019, and 2018 related to awards under the CVR Partners LTIP was approximately $0.6 million, $2.3 million, and $1.9 million, respectively.

As of December 31, 2020 and 2019, the Partnership had a liability of $0.9 million and $1.2 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights. For the years ended December 31, 2020, 2019, and 2018, the Partnership paid cash of $0.8 million, $1.7 million, and $1.7 million, respectively, to settle liability-classified awards upon vesting.

December 31, 2020 | 64

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Unit Awards — CVR Energy

CVR Energy grants awards of incentive units and dividend and distribution equivalent rights to certain of its employees and those of its subsidiaries, including CVR GP, who provide shared services for CVR Energy and its subsidiaries, including the Partnership. Costs related to these incentive unit awards are allocated to the Partnership based on time spent on Partnership business. Total compensation expense allocated to the Partnership for the years ended December 31, 2020, 2019, and 2018 related to the incentive units was $0.4 million, $1.0 million and $0.5 million, respectively.

The Partnership had no separate liabilities related to these incentive unit awards as of December 31, 2020, as the allocation of compensation expense for incentive unit awards is part of the amount charged to the Partnership under the Corporate MSA. The Partnership had a liability of $1.4 million as of December 31, 2019, which is recorded in Other current liabilities. For the years ended December 31, 2020 and 2018, the Partnership made reimbursements to CVR Energy of $2.2 million and $0.8 million, respectively, and no reimbursements for the year ended December 31, 2019 related to its allocated portion of CVR Energy’s incentive unit awards payments. See Note 9 (“Related Party Transactions”) for further discussion of the Corporate MSA.

Performance Unit Awards

In connection with an employment agreement with the Partnership’s Executive Chairman dated November 1, 2017, CVR Energy entered into a performance unit award agreement (the “2017 Performance Unit Award Agreement”) on November 1, 2017, with our Executive Chairman representing the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy’s common stock over the 30 day trading period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. There were no compensation costs recognized for the years ended December 31, 2020 and 2019 under the 2017 Performance Unit Award Agreement. Compensation costs recognized for the year ended December 31, 2018 were $0.4 million. Under the 2017 Performance Unit Award Agreement, as of December 31, 2020, the Partnership had no outstanding liability, and an outstanding liability of $0.4 million as of December 31, 2019, which was recorded in Other current liabilities on the Consolidated Balance Sheets. At December 31, 2020, there was approximately $2.3 million of total unrecognized compensation costs related to the 2017 Performance Unit Award Agreement.

Other Benefit Plans

CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the “Plans”), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR Partners provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership’s matching contributions and contain a provision to count service with predecessor organizations. The Partnership’s contributions under the Plans were approximately $1.9 million, $1.8 million, and $1.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Effective January 1, 2021, the matching contributions for the Plans have been suspended.

December 31, 2020 | 65

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Commitments

Supply Commitments

The minimum required payments for unconditional purchase obligations, including the natural gas purchases outlined below, are as follows:

(in thousands)	Unconditional Purchase Obligations
Year Ending December 31,
2021	$36,132
2022	11,207
2023	9,540
2024	5,006
2025	5,006
Thereafter	33,244
$100,135

Supply Commitments - The Partnership is a party to various supply agreements with both related and third parties which commit the Partnership to purchase minimum volumes of hydrogen, oxygen, nitrogen, pet coke, and natural gas to run its plants’ operations.

The Partnership is also party to a natural gas supply agreement with various third-parties. Natural gas expense for the years ended December 31, 2020, 2019, and 2018 totaled approximately $32.4 million, $33.1 million, and $42.4 million, respectively, and is included in Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization).

The Partnership entered into the Coffeyville Master Service Agreement (“Coffeyville MSA”) with Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy (“CRRM”), pursuant to which, it agrees to pay a monthly fee for pet coke purchases. The Partnership’s Coffeyville Facility obtains a significant amount (60% on average during last five years, 33% in 2020) of the pet coke it needs from the Coffeyville MSA. Any remaining pet coke needs are required to be purchased from various third parties. The price paid pursuant to the Coffeyville MSA is based on the lesser of a pet coke price derived from the price received for UAN (the “UAN-based Price”) or a pet coke price index. The UAN-based Price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost (“netback price”) of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton. See Note 9 (“Related Party Transactions”) for further discussion of the Coffeyville MSA.

Pursuant to the Coffeyville MSA, the Partnership agreed, with respect to the Coffeyville Facility, to pay CRRM for hydrogen purchases. The committed hydrogen volume pricing is based on a monthly fixed fee (based on the fixed and capital charges associated with producing the committed volume) and a monthly variable fee (based on the natural gas price associated with hydrogen actually received). In the event the Coffeyville Facility fails to take delivery of the full committed volume in a month, the Partnership remains obligated to pay CRRM for the monthly fixed fee and the monthly variable fee based upon the actual hydrogen volume received, if any. In the event CRRM fails to deliver any portion of the committed volume for the applicable month for any reason other than planned repairs and maintenance, the Partnership will be entitled to a pro-rata reduction of the monthly fixed fee. See Note 9 (“Related Party Transactions”) for further discussion.

The Partnership, with respect to the Coffeyville Facility, is also party to the Messer Agreement, pursuant to which, it is required to take as available and pay for the supply of oxygen and nitrogen to the plant. This agreement was renewed and commenced in July 2020 for an initial term of 15 years with annual renewals thereafter. Expenses associated with this agreement are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2020, 2019, and 2018, totaled approximately $4.2 million, $4.2 million, and $3.8 million, respectively.

In addition to the related party Coffeyville MSA, the Coffeyville Facility has pet coke supply agreements with multiple third-party refineries to purchase approximately 275,000 tons of pet coke at a fixed price for delivery at different dates through December 2021. The Coffeyville Facility has historically purchased third-party pet coke based on spot purchases and supply

December 31, 2020 | 66

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements in place at the time. The delivered cost of third-party pet coke purchases is included in Cost of materials and other and totaled approximately $17.9 million, $10.3 million, and $4.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

During 2019, the Partnership, with respect to the East Dubuque Facility, entered into a utility service agreement with a new third-party energy cooperative. The new utility service agreement does not contain purchase commitments. The cost of utilities, including natural gas purchases, is included in Direct operating expenses (exclusive of depreciation and amortization). Prior to entering into the new utility service agreement, the East Dubuque Facility had a utility service agreement with a third-party energy cooperative which included certain charges on a take-or-pay basis and amounts associated with this agreement totaled approximately $3.7 million and $10.6 million for the years ended December 31, 2019 and 2018, respectively.

(9) Related Party Transactions

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

Omnibus Agreement

We are party to an omnibus agreement with CVR Energy and our general partner, pursuant to which we have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or the unitholders whatsoever. These obligations will continue so long as CVR Energy owns at least 50% of our general partner. There was no activity reported under this agreement during the years ended 2020, 2019, and 2018.

Coffeyville MSA

Effective January 1, 2020, the Conflicts Committee of the Board and the audit committee of CVR Energy approved, and CRNF and CRRM entered into the Coffeyville MSA which is comprised of various supply and service agreements effectively replacing, on substantially equivalent terms, other related party agreements in place during 2019 and 2018 as (the “Replaced Coffeyville Agreements”). In addition to affirming the terms and services described in the Replaced Coffeyville Agreements and resetting the durations thereof, as applicable, commencing January 1, 2020, the Coffeyville MSA provides for monthly payments, subject to netting, for all goods and services supplied under the Coffeyville MSA. The Coffeyville MSA will continue in effect until terminated in writing, in whole or in part, by either party, or until terminated automatically in the event a party falls out of common control with the other party. The Coffeyville MSA provides the following services:

•Cross Easements - Both CRNF and CRRM can access and utilize each other’s land in certain circumstances in order to operate their respective businesses.

•Hydrogen Purchase and Sale - CRRM agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month to CRNF and CRNF agrees to purchase and receive the committed volume. CRNF also has the option to purchase excess volume from CRRM, if available.

•Raw Water and Facilities Sharing - CRNF and CRRM are each owners of an undivided one-half interest in and to the water rights and agree to (i) allocate raw water resources between CVR Energy’s Coffeyville Refinery and our Coffeyville Facility and (ii) provide for the management of the water intake system which draws raw water from the Verdigris River for both our Coffeyville Facility and CVR Energy’s Coffeyville Refinery.

•Coke Supply - Our Coffeyville Facility purchases pet coke from CVR Energy’s Coffeyville Refinery which provides that CRRM must deliver, and the Coffeyville Facility must purchase, during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke or (ii) 500,000 tons of pet coke. If during a

December 31, 2020 | 67

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calendar month, more than 41,667 tons of pet coke is produced and available for purchase, then the Coffeyville Facility will have the option to purchase the excess at the purchase price provided for in the agreement. If the option is declined, CRRM may sell the excess to a third-party.

•Feedstock and Shared Services - CRNF and CRRM provide feedstock and other services to one another. These feedstocks and services are utilized in the respective production processes of CRRM’s Coffeyville Refinery and our Coffeyville Facility. Feedstocks provided under the agreement include, among others, hydrogen, high-pressure steam, nitrogen, instrument air, oxygen, and natural gas.

•Lease - CRNF leases certain office and laboratory space from CRRM.

Corporate MSA

Also effective January 1, 2020, the Conflicts Committee of the Board and the audit committee of CVR Energy approved, and the parties entered into the Corporate MSA between CVR Services and certain of its affiliates, including CVR Energy, CVR GP and the Partnership and its subsidiaries, which is comprised of various management and service agreements effectively replacing other related party agreements, on substantially equivalent terms, in place for 2019 and 2018 as (the “Replaced Corporate Agreements”). In addition to affirming the terms and services described in the Replaced Corporate Agreements and resetting the durations thereof, as applicable, commencing January 1, 2020, the Corporate MSA provides for payment by each service recipient under the Corporate MSA of a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup.

Under the Corporate MSA, CVR GP and the Partnership and its subsidiaries obtain certain management and other professional services from CVR Services, including the following, among others:
•services from CVR Services’ employees in capacities equivalent to the capacities of corporate executive officers, except that those who serve in such capacities under the agreement will serve the Partnership on a shared, part-time basis only, unless the Partnership and CVR Services agree otherwise;
•administrative and professional services, including legal, accounting, SOX compliance, financial reporting, human resources, information technology, communications, insurance, tax, credit, finance, corporate compliance, enterprise risk management, consulting, and government and regulatory affairs;
•recommendations on capital raising activities to the board of directors of the general partner, including the issuance of debt or equity interests, the entry into credit facilities, and other capital market transactions;
•managing or overseeing litigation and administrative or regulatory proceedings, investigations and other reviews in the ordinary course of business or operations, establishing appropriate insurance policies for the Partnership, and providing safety and environmental advice;
•recommending the payment of distributions; and
•managing or providing advice for other projects, including acquisitions, as may be agreed by the general partner and CVR Services from time to time.
•permitting the use of the CVR Energy and CVR Partners trademarks by CVR GP and the Partnership at no cost.

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation (refer to Note 7 (“Share-Based Compensation”)), of $6.6 million, $7.3 million, and $6.6 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

December 31, 2020 | 68

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Activity

Activity associated with the Partnership’s related party arrangements for the years ended December 31, 2020, 2019, and 2018 is summarized below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Sales to related parties (1)	$993	$119	$371
Purchases from related parties (2)	22,365	30,876	27,315

	December 31,
	2020	2019
Prepaid expenses (3)	$—	$249
Due to related parties (4)	1,446	7,826

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

Environmental Agreement

Our Coffeyville Facility is a party to an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting CVR Energy’s Coffeyville refinery and our Coffeyville Facility. To the extent that liability arises from environmental contamination that is caused by CRRM but is also commingled with environmental contamination caused by our Coffeyville Facility, CRRM may elect, in its sole discretion and at its own cost and expense, to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that CRRM will not waive any rights to indemnification or compensation otherwise provided for in the agreement. No liability under this agreement was recorded as of December 31, 2020 and 2019.

Terminal and Operating Agreement

Our Coffeyville Facility entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC, an indirect wholly owned subsidiary of CVR Energy (“CRT”), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, we may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that we may terminate the agreement during any renewal term with at least 180 days written notice. We will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal, and $4.00 per ton of UAN taken out of the terminal.

Property Exchange

On October 18, 2019, the Conflicts Committee of the Board and on October 22, 2019, the audit committee of CVR Energy, each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the ASC Topic 805-50, Business Combinations (“ Topic 805-50”), guidance on transferring assets between entities under common control. This transaction had a net impact to the Partnership’s partners’ capital of less than $0.1 million.

December 31, 2020 | 69

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions to CVR Partners’ Unitholders

The Board has a policy for the Partnership to distribute all available cash generated on a quarterly basis. Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter is determined by the Board following the end of such quarter.

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions declared or paid by the Partnership during the year ended December 31, 2020 related to the fourth quarter of 2019 or the first, second, and third quarters of 2020. No distributions were declared for the fourth quarter of 2020.

The Partnership paid distributions totaling $4.00 per common unit on a split-adjusted basis, or $45.3 million during the year ended December 31, 2019. Of these distributed amounts, CVR Energy received $15.6 million. During the year ended December 31, 2018, the Partnership did not pay distributions.

(10) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$69	$40	$26
Cash paid for interest	59,850	60,057	60,168
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows from operating leases	4,117	4,019
Operating cash flows from finance leases	6	20
Financing cash flows from finance leases	100	321
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$(2,167)	$1,618	$(1,031)

(1)The lease standard was adopted on January 1, 2019 on a prospective basis. Therefore, only 2020 and 2019 are applicable to be included within the table above.

December 31, 2020 | 70

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2020, the Partnership has evaluated, under the direction of the Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon, and as of the date of that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such information is accumulated and communicated to the Partnership’s management, including the Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2020. The Partnership’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of the Partnership’s internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that materially affected or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

Item 9B.    Other Information

None.

December 31, 2020 | 71

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management of CVR Partners, LP

As a publicly traded partnership, we are managed by our general partner, CVR GP, LLC, either directly by its board of directors (the “Board”), by its executive officers (who are appointed by the Board) or by its sole member, CVR Services, an indirect wholly owned subsidiary of CVR Energy, subject to the terms and conditions specified in our partnership agreement. Limited partners are not entitled to directly or indirectly participate in our management or operation. Neither our general partner nor the members of its Board are elected by our unitholders, and none are subject to re-election on a regular basis in the future.

Actions by our general partner that are made in its individual capacity are made by CVR Services as the sole member of our general partner and not by the Board. Our partnership agreement contains various provisions which replace default fiduciary duties with more limited contractual corporate governance standards. Whenever our general partner makes a determination or takes or declines to take an action in its individual, rather than representative, capacity, it is entitled to make such determination or to take or decline to take such action free of any fiduciary duty or obligation whatsoever to us, any limited partner or assignee, and it is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement or under Delaware law or any other law. Examples include the exercise or assignment of its call right or its registration rights, its voting rights with respect to the units it owns and its determination whether or not to consent to any merger or consolidation of the Partnership. Our general partner is liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our debt instruments are non-recourse to our general partner. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

The Board

During 2020, the Board consisted of three directors affirmatively determined by the Board to be independent, non-employee directors (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea); three non-employee directors who are also officers of Icahn Enterprises L.P. (“IEP”) (Johnathan Frates, Andrew Langham and Hunter C. Gary); as well as two directors who are also executive officers of our general partner (David L. Lamp, our Executive Chairman, and Mark A. Pytosh, our President and Chief Executive Officer). The Board is led by its Chairman of the Board, Mr. Lamp. As required by our Corporate Governance Guidelines, the Board oversees the business of the Partnership, including its fundamental financial and business strategies and major corporate actions, significant risks facing the Partnership and its risk management activities and the Partnership’s Environmental, Social and Governance (“ESG”) initiatives. The Board also periodically evaluates its composition, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board believes its current structure and composition is best for the Partnership and its unitholders at this time. All actions of the Board, other than any matters delegated to a committee, will require approval by majority vote of the directors, with each director having one vote. The directors of our general partner hold office until the earlier of their death, resignation or removal. The Board met four times in 2020 and acted three times by written consent. All of the directors who served during 2020 attended at least 75% of the total meetings of the Board and each of the committees on which such director served during their respective tenure except for Mr. Langham who attended all of the meetings of the committees on which he served and at least 50% of the total meetings of the Board.

December 31, 2020 | 72

The following table sets forth the names, positions, ages, and a description of the backgrounds, experience, and qualifications of our directors, as of February 22, 2021:

Name, Position and Age	Principal Occupation, Experience and Qualifications
David L. Lamp Executive Chairman and Chairman of the Board Age 63 Current Public Company Directorships: CVR Partners (2018 to Current) CVR Energy (2018 to Current)
Mr. Lamp has served as Executive Chairman of our general partner since January 2018, Chairman of the Board since 2018, as Chief Executive Officer and President of CVR Energy since December 2017, and as a Director of CVR Energy, since January 2018. Mr. Lamp has more than 40 years of technical, commercial and operational experience in the refining and chemical industries. He previously served as President and Chief Operating Officer of Western Refining, Inc., from 2016 until its sale to Andeavor in 2017; as President and Chief Executive Officer and a Director of the general partner of Northern Tier Energy, L.P. from 2013 until its merger with Western Refining in 2016; and as a Director of CVR Refining, LP, from January 2018 to February 2019. Mr. Lamp serves on the Board of Directors of the American Fuel & Petrochemical Manufacturers Association and is a past Chairman. Mr. Lamp graduated from Michigan State University with a Bachelor of Science in Chemical Engineering. We believe Mr. Lamp's extensive knowledge and experience in the refining and chemical industries, as well as his significant background serving in key executive roles at public and private companies and strong leadership skills make him well qualified to serve as our director.

Former Public Company Directorships: CVR Refining (2018 to 2019) and Northern Tier Energy, LP (2013 to 2016)

Mark A. Pytosh President and Chief Executive Officer and Director Age 56 Current Public Company Directorships: CVR Partners (2011 to Current)
Mr. Pytosh has served as Chief Executive Officer and President of our general partner since May 2014, as our director since 2011, and as Executive Vice President of CVR Energy since October 2014. Previously, Mr. Pytosh served as Executive Vice President and Chief Financial Officer for Alberta, Canada-based Tervita Corporation, an environmental and energy services company, from 2010 to 2014; as Senior Vice President and Chief Financial Officer for Covanta Energy Corporation, which owns and operates energy from waste power facilities, biomass power facilities and independent power plants in the United States, Europe and Asia, from 2006 to 2010; and held various positions with Waste Services, Inc., an integrated solid waste services company that operates in the United States and Canada from 2004 to 2006, including Executive Vice President, from 2004 to 2006, and Chief Financial Officer, from 2005 to 2006. Mr. Pytosh has served as a director of the University of Illinois Foundation since 2007 and the Fertilizer Institute since 2015. Mr. Pytosh received a Bachelor of Science degree in chemistry from the University of Illinois, Urbana-Champaign. His extensive experience with public entities in the energy industry, leadership skills and strong financial background make him well qualified to serve as our director.

December 31, 2020 | 73

Donna R. Ecton Director Age 73 Current Public Company Directorships: CVR Partners (2008 to Current)
Ms. Ecton has served as our director since 2008. Ms. Ecton is chairman and chief executive officer of EEI Inc which she founded in 1998. EEI is a management consulting practice which provides private equity and sub debt firms with turnaround assistance, due diligence through market/operational assessments of companies being considered for acquisition, as well as mentoring and coaching for executive officers. Prior to this, she served on the board of directors of PETsMART where she was asked to take over the role of Chief Operating Officer. Other operating experience includes serving as chief executive officer of Business Mail Express, Inc., Van Houten North America and Andes Candies, Inc. Ms. Ecton has also served as a corporate officer of Nutri/System, Inc. and Campbell Soup Company, as well as running the upper Manhattan middle-market lending business and the midtown Manhattan banks for Citibank, N.A. Ms. Ecton has previously served as a member of the following boards of directors: Mellon Bank Corporation and Mellon Bank N.A., Mellon PSFS, H&R Block, Inc., Tandy Corporation, Barnes Group Inc., Vencor, Inc., Body Central Corp., and KAR Auction Services, Inc. Ms. Ecton has also served as a board member or chairman of numerous privately held companies and non-profit organizations. Ms. Ecton earned her MBA from the Harvard Graduate School of Business Administration, and received her BA in economics from Wellesley College, graduating as a Durant Scholar. Ms. Ecton was elected and served on the Harvard Board of Overseers, and as president of the Harvard Business School Association’s Executive Council. She also served on the Business Advisory Council of the Carnegie Mellon Graduate School of Industrial Administration. Ms. Ecton is a member of the Council on Foreign Relations. We believe Ms. Ecton's significant background as both an executive officer and director of public companies and extensive experience in finance is an asset to our Board. Her knowledge and experience, as well as risk oversight expertise, provide the audit committee with valuable perspective in managing the relationship with our independent accountants and in the performance of financial auditing oversight.

Former Public Company Directorships: Body Central Corp (2011 to 2014); KAR Auction Services, Inc. (2013 to 2019); Mellon Bank Corporation and Mellon Bank N.A., Mellon PSFS; H&R Block, Inc.; Tandy Corporation; Barnes Group Inc.; Vencor, Inc.; and PetSmart, Inc.

Jonathan Frates
Director
Age 38

Current Public Company Directorships:
CVR Partners (2016 to Current)
CVR Energy (2016 to Current)
Viskase Companies, Inc. (2016 to Current)
SandRidge Energy, Inc. (2018 to Current)
Herc Holdings Inc. (2019 to Current)
Vivus Inc. (2020 to Current)

Mr. Frates has served as our director since 2016. Mr. Frates has been a Managing Director at IEP, a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, food packaging, metals, real estate and home fashion, since June 2018. From November 2015 to June 2018, Mr. Frates served as a Portfolio Company Associate at Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Frates served as a Senior Business Analyst at First Acceptance Corp. and as an Associate at its holding company, Diamond A Ford Corp. Mr. Frates began his career as an Investment Banking Analyst at Wachovia Securities LLC. Mr. Frates has served as: a director of Vivus, Inc., a biopharmaceutical company, since December 2020; a director of Herc Holdings Inc., an international provider of equipment rental and services, since August 2019; Chairman of the Board of Directors of SandRidge Energy, Inc., an oil and natural gas company with a principal focus on exploration and production activities, since June 2018; a director of Viskase Companies, Inc., a meat casing company, since March 2016, and Chairman of its Board of Directors since October 2019; and a director of CVR Energy since March 2016. Mr. Frates has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since September 2018. Mr. Frates was previously: a director of Ferrous Resources Limited, an iron ore mining company with operations in Brazil, from December 2016 to July 2019; a director of American Railcar Industries, Inc., a railcar manufacturing company, from March 2016 to December 2018; and a director of the general partner of CVR Refining, LP from March 2016 to February 2019. Ferrous Resources, American Railcar Industries, ACF Industries, Viskase Companies, CVR Energy, and CVR Refining are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has a non-controlling interest in Herc Holdings and SandRidge Energy through the ownership of securities. Mr. Frates received a BBA from Southern Methodist University and an MBA from Columbia Business School. Mr. Frates' significant board experience and broad financial background make him qualified to serve as our director.

Former Public Company Directorships: Ferrous Resources Limited (2016 to 2019); American Railcar Industries, Inc. (2016 to 2018); and CVR Refining (2016 to 2019)

December 31, 2020 | 74

Hunter C. Gary
Director
Age 46

Current Public Company Directorships:
CVR Partners (2018 to Current)
CVR Energy (2018 to Current)
The Pep Boys - Manny, Moe & Jack (2016 to Current)
Vivus Inc. (2020 to Current)
Conduent Inc. (2020 to Current)

Mr. Gary has served as our director since 2018. Mr. Gary has served as Senior Managing Director IEP and has been employed by IEP since November 2010. At IEP, Mr. Gary is responsible for monitoring portfolio company operations, implementing operational value enhancement and leading operational activities in areas including, technology, merger integration, supply chain, organization transformation, real estate, recruiting, business process outsourcing, SG&A cost reduction, strategic IT projects, and executive compensation. At IEP, Mr. Gary has served in various roles, including President of IEP’s Real Estate segment since November 2013 and head of IEP’s Information Technology and Cybersecurity group since September 2015. Mr. Gary has served as President and Chief Executive Officer of Cadus Corporation, a company engaged in the acquisition of real estate for renovation or construction and resale, from March 2014 to June 2018. Prior to both IEP and Cadus, Mr. Gary had been employed by Icahn Associates Corporation (IA) an affiliate of IEP, in various roles since June 2003, most recently as the Chief Operating Officer of Icahn Sourcing LLC, a group purchasing organization focused on leveraging the aggregated spend of its collective members. Mr. Gary also served in a public governmental capacity from 2004 to 2008 as an elected City Council Member and Vice Mayor of Indian Creek Village in Florida. From 1997 to 2002, Mr. Gary worked, most recently as a Managing Director, at Kaufhof Warenhaus AG, a former subsidiary of the Metro Group, which was acquired by Hudson’s Bay Company. Mr. Gary has been a director of: Vivus since December 2020; Conduent Inc. since 2020; CVR Energy, since September 2018; Icahn Automotive Group LLC (IAG); The Pep Boys - Manny, Moe & Jack (PBYS), an automotive parts installer and retailer, since February 2016; PSC Metals Inc. (PSC), a metal recycling company, since May 2012; and WestPoint Home LLC (WPH), a home textiles manufacturer, since June 2007. Mr. Gary has also been a member of the Executive Committee of ACF Industries LLC since July 2015. Mr. Gary was previously a director of: Herbalife Nutrition Ltd. (HLF), a nutrition company, from April 2014 to January 2021; Ferrous Resources Limited, an iron ore mining company, from June 2015 to August 2019; the general partner of CVR Refining L.P. from September 2018 to February 2019; Tropicana Entertainment Inc.(TEI), a company that is primarily engaged in the business of owning and operating casinos and resorts, from March 2010 to October 2018; Cadus from February 2014 to June 2018; XO Holdings, a provider of telecom services, from September 2011 to January 2018; IEH Auto Parts LLC (IEHAP), a distributor of automotive aftermarket parts, from June 2015 to May 2017; Federal-Mogul Holdings Corporation (FDML), a supplier of automotive powertrain and safety components, from October 2012 to February 2016; Voltari Corporation (VLTC), a company in the business of acquiring, financing and leasing commercial real properties, from October 2007 to September 2015; American Railcar Industries, Inc. (ARI), a railcar manufacturing company, from January 2008 to June 2015; and Viskase Companies from August 2012 to June 2015. Each of ACF, ARI, Cadus, CVR Energy, CVR Refining, LP, IAG, Ferrous Resources, FDML, IEHAP, IA, IEP, PBYS, PSC, TEI, Viskase Companies, Vivus, VLTC, WPH, and XO are, or previously were, controlled indirectly controlled by Carl C. Icahn. Mr. Icahn also has or had a non-controlling interest in HLF and Conduent through the ownership of securities. Mr. Gary received his Bachelor of Science degree with senior honors from Georgetown University as well as a certificate of executive development from Columbia Graduate School of Business. Mr. Gary’s extensive experience in operations and oversight matters for a variety of company and service on other public company boards, enable him to advise our Board on a range of matters and qualified to serve as our director.

Former Public Company Directorships: Herbalife Ltd. (2014 to 2021); Ferrous Resources Limited (2015 to 2019); CVR Refining (2018 to 2019); Federal-Mogul Holdings LLC (formerly known as Federal-Mogul Holdings Corporation) (2012 to 2016); Voltari Corporation (2007 to 2015); American Railcar Industries, Inc. (2008 to 2015); Viskase Companies Inc. (2012 to 2015); Tropicana Entertainment Inc. (2010 to 2018); Cadus Inc. (2014 to 2018); and XO Holdings (2011 to 2018)

December 31, 2020 | 75

Andrew Langham
Director
Age 47

Current Public Company Directorships:
CVR Partners (2015 to Current)
Welbilt, Inc. (2016 to Current)
Cheniere Energy, Inc. (2017 to Current)
Herc Holdings, Inc. (2020 to Current)
Occidental Petroleum Corporation (2020 to Current)

Mr. Langham has served as our director since 2015. Mr. Langham has been General Counsel of IEP since 2014. From 2005 to 2014, Mr. Langham was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Langham was an associate at Latham & Watkins LLP focusing on corporate finance, mergers and acquisitions, and general corporate matters. Mr. Langham has been a director of: Herc Holdings, Inc. since April 2020; Occidental Petroleum Corporation, an oil and gas exploration and production company, since March 2020; Cheniere Energy, Inc., a developer of natural gas liquefaction and export facilities and related pipelines, since 2017; and Welbilt, Inc., a commercial foodservice equipment manufacturer, since 2016. Mr. Langham was previously a director of: CVR Energy, from 2014 to 2017; the general partner of CVR Refining, LP from 2014 to 2019; Freeport-McMoRan Inc., a leading international mining company, from 2015 to 2018; and Newell Brands Inc., a global marketer of consumer and commercial products, in 2018. CVR Energy and CVR Refining, LP are each indirectly controlled by Carl C. Icahn. Mr. Icahn also has non-controlling interests in Herc Holdings, Occidental, Cheniere, Welbilt, Freeport-McMoRan and Newell Brands through the ownership of securities. Mr. Langham received a B.A. from Whitman College, and a J.D. from the University of Washington. We believe that Mr. Langham’s extensive legal experience with mergers and acquisitions, as well as his board experience qualify him as a director.

Former Public Company Directorships: CVR Refining (2014 to 2019); Freeport-McMoRan Inc. (2015 to 2018); Newell Brands Inc. (2018); CVR Energy (2014 to 2017)

Frank M. Muller, Jr. Director Age 78 Current Public Company Directorships: CVR Partners (2008 to Current)
Mr. Muller has served as our director since 2008. Mr. Muller is currently the President of Toby Enterprises, which he founded in 1999 to invest in startup companies, and the Chairman of Topaz Technologies, LTD., a software engineering company. Until August 2009, Mr. Muller served as Chairman and Chief Executive Officer of the technology design and manufacturing from TenX Technology, Inc., which he founded in 1985. Mr. Muller was a Senior Vice President of the Coastal Corporation from 1989 to 2001, focusing on business acquisitions and joint ventures, and General Manager of the Kensington Company, Ltd. From 1984 to 1989. Mr. Muller started his business career in the oil and chemical industries with PepsiCo, Inc. and Agrico Chemical Company. Mr. Muller served in the United States Army from 1965 to 1973. Mr. Muller received a BS and MBA from Texas A&M University. Mr. Muller's experience in the chemical industry and expertise in developing and growing new businesses make him qualified to serve as our director.

December 31, 2020 | 76

Peter K. Shea Director Age 69 Current Public Company Directorships: CVR Partners (2014 to Current) Viskase Companies, Inc. (2006 to Current)
Mr. Shea has been our director since 2014. Mr. Shea has served as an operating partner of Snow Phipps, a private equity firm, since 2013. Mr. Shea served as an operating advisor for OMERS Private Equity from 2011 to 2016. He has been a director of Decopac, Inc. since 2017 and currently serves as Chairman of its Board of Directors. He has served as a director of Viskase Companies since October 2006; FeraDyne Outdoors, LLC, a privately-held manufacturer of sporting goods products, and as its Chairman from May 2014 to February 2019; Teasdale Foods Inc., a privately-held provider of Hispanic food products, and as its Chairman from November 2014 to February 2019; and currently Chairman of DecoPac Inc., a privately-held supplier of bakery goods, since September 2017. Mr. Shea previously served as a director of Trump Entertainment Resorts from January 2017 to June 2017; Voltari Corporation from September 2015 to July 2019, and as its Chairman from September 2015 to July 2019; Give and Go Prepared Foods, a bakery manufacturer from January 2012 to July 2016; Sitel Worldwide Corporation, a customer care solutions provider, from November 2011 to April 2015; Hennessy Capital Acquisition Company I from January 2014 to February 2015, Hennessy Capital Acquisition Company II from July 2016 to February 2017, Hennessy Capital Acquisition Company III from July 2017 to October 2018, and Hennessy Capital Acquisition Company IV from February 2019 to December 2020, all four of which were special purpose acquisition companies; and CTI Foods, from May 2010 to July 2013. Mr. Shea was President of Icahn Enterprises G.P. Inc. and Head of Icahn Associates Portfolio Operations from October 2006 to June 2009. He was previously on the Boards of Roncadin Gmbh, Premium Standard Farms, Sabert Company, and New Energy Company of Indiana. Mr. Shea was Chairman, Chief Executive Officer, President or Managing Director of H.J. Heinz in Europe, R&R Foods in Europe, John Morrell & Company and Grupo Polymer United SA. Previously, he was Head of Global Corporate Development for United Brands Company, a Fortune 50 Company. Mr. Shea began his career with General Foods Corporation. He has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. We believe Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience will be an asset to our board and qualify him to serve as our director.

Former Public Company Directorships: Hennessy Capital lV (2019 to 2020); Voltari Corporation (2015 to 2019); Sitel Worldwide Corporation (2011 to 2015); Trump Entertainment Resorts (2016 to 2017); Hennessy Capital I (2014 to 2015); Hennessy Capital II (2016 to 2017); Hennessy Capital III (2017 to 2018); American Railcar Industries, Inc. (2006 to 2009); and XO Holdings (2006 to 2009)

Director Independence & Controlled Company Exemptions

To be considered independent under NYSE listing standards, our Board must determine that a director has no material relationship with us other than as a director. The standards specify the criteria by which the independence of directors will be determined, including guidelines for directors and their immediate family members with respect to employment or affiliation with us or with our independent public accountants. The Board has affirmatively determined that each of Ms. Ecton and Messrs. Muller and Shea meet the independence standards established by the NYSE and the Exchange Act for membership on an audit committee and are non-employee directors, as defined by the rules and regulations of the NYSE, the SEC, and our Corporate Governance Guidelines.

As a publicly traded partnership, we qualify for, and rely on, certain exemptions from the NYSE’s corporate governance requirements, including the following:

•A majority of our directors are not required to be (and are not) independent;
•Our Board has not and does not currently intend to establish a nominating/corporate governance committee; and
•The Compensation Committee of our Board does not need to be (and is not) composed entirely of independent directors.

As a result, unitholders do not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE.

December 31, 2020 | 77

Board Committees

Our Board has five standing committees appointed by the Board: the Audit Committee; the Compensation Committee; the Environmental Health & Safety (“EH&S”) Committee; the Conflicts Committee; and the Special Committee. Any standing committee with a written charter reviews the adequacy of such charter, at least annually, in addition to evaluating its performance and reporting to the Board on such evaluation. These charters are available free of charge on our website at www.CVRPartners.com or in print without charge to any unitholder requesting them by sending a written request to our Secretary at the address listed under “Communications with Directors” below.

Audit Committee

Members:	Primary Responsibilities:

Donna R. Ecton, Chair (1)(3) Frank M. Muller, Jr. (2)(3) Peter K. Shea (2)(3)
➢ Appoints, compensates, oversees and evaluates the performance of the independent auditors, including approval of all services to be performed by and the independence of the independent auditor.

➢ Reviews with management, our internal auditors and independent auditors the adequacy, quality and integrity of the Partnership’s internal controls, the fair presentation and accuracy of the Partnership’s financial statements and disclosures, audit reports and management’s responses thereto, and the Partnership’s critical accounting policies and practices.

➢ Oversees and evaluates the performance, responsibilities, budget and staffing of the internal audit function including its senior audit executive.

➢ Establishes procedures for and oversees handling of complaints regarding accounting, internal accounting controls or auditing matters and the confidential submission of concerns regarding questionable accounting or auditing matters.

➢ Monitors and periodically reviews the Partnership’s compliance with applicable laws, major litigation, regulatory compliance, risk management, insurance coverage and any policies, practices or mitigation activities relating thereto.

➢ Reviews and discusses with management potential significant risks to the Partnership and risk mitigation efforts including relating to information technology and cybersecurity controls.

➢ Assists the Board in its oversight of the governance portions of the Partnership’s ESG initiatives including the Partnership’s governance practices and reputation, Code of Ethics and Business Conduct, anti-bribery and anti-corruption programs and of the overall risks relating to such ESG initiatives.

➢ Reviews and discusses with management and Grant Thornton LLP, our independent registered accounting firm, the audited financial statements contained in this Annual Report on Form 10-K.

➢ Received written disclosures and the letter from Grant Thornton LLP required by applicable requirements of the Public Company Accounting Oversight Board.

➢ Based on the reviews and discussions referred to above, recommended to the Board that the audited financial statements be included in this Annual Report on Form 10-K, for filing with the SEC.

Meetings in 2020: 4

(1)Audit Committee Financial Expert (2)Financially Literate (3)Independent, Non-Employee Director

December 31, 2020 | 78

Compensation Committee

Members:
➢ Reviews, amends, modifies, adopts and oversees the incentive compensation plans, equity-based compensation plans, qualified retirement plans, health and welfare plans, deferred compensation plans, and any other benefit plans, programs or arrangements sponsored or maintained by the Partnership or its general partner.

➢ Evaluates the performance of our executive officers and, in connection therewith, reviews and determines, or recommends to the Board, the annual salary, bonus, equity-based compensation, and other compensation, incentives and benefits of our executive officers (other than compensation and benefits provided by one of its affiliates).

➢ Reviews and approves any employment, consulting, change in control, severance or termination, or other compensation agreements or arrangements with our executive officers.

➢ Reviews and makes recommendations to the Board with respect to the compensation of non-employee directors or any plans or programs relating thereto.

➢ Reviews and discusses the Compensation Committee Report and the Compensation Discussion and Analysis and recommends to the Board their inclusion in the Partnership’s Annual Reports on Form 10-K.

➢ Assists the Board in assessing any risks to the Partnership associated with compensation practices and policies.

➢ Assists the Board in its oversight of the social portions of the Partnership’s ESG initiatives including diversity, inclusion and human rights strategies, commitments, and reporting.

Frank M. Muller, Jr., Chair Andrew Langham
Meetings in 2020: 2
Acted by Written Consent in 2020: 3

➢ Based on the reviews and discussions referred to above, recommended to the Board that the Compensation Discussion and Analysis, the Compensation Committee Report, and other disclosures relating to the Compensation Committee be included in this Annual Report on Form 10-K.

EH&S Committee

Members:
➢ Oversees the establishment and administration of environmental, health and safety policies, programs, procedures, and initiatives.

➢ Assists the Board in its oversight of risk relating to environmental, health, safety, and security matters.

➢ Assists the Board in its oversight of the environmental, health, safety, and security portions of the Partnership’s ESG initiatives including the Partnership’s environmental, health, safety and security risks, opportunities, policies and reporting, including those related to climate change and sustainability.

Peter K. Shea, Chair Donna R. Ecton Frank M. Muller, Jr. Mark A. Pytosh
Meetings in 2020: 1

December 31, 2020 | 79

Conflicts Committee

Members:
➢ As requested by the Board, investigates, reviews, evaluates and acts upon any potential conflicts of interest between our general partner or its affiliates, on the one hand, and us or any public unitholder, on the other, the approvals of which (if any) are conclusively deemed to be fair and reasonable to the Partnership and its common unitholders.

➢ As requested by the Board, determines whether the resolution of a conflict of interest is in the best interests of the Partnership.

➢ Carries out any other duties delegated by the Board that relate to potential conflicts of interest.

➢ Has the sole authority to retain, compensate, direct, oversee, and terminate any counsel or other advisers, including consultants, attorneys, independent accountants and other service providers, to assist in the evaluation of conflicts matters and to approve such consultants’ fees and other retention terms.

➢ Approvals are conclusively deemed to be fair and reasonable to the Partnership, approved by all of the Partnership’s partners and not a breach by the General Partner of any duties it may owe us or our unitholders.

Donna R. Ecton, Chair (1) Frank M. Muller, Jr. (1)
Meetings in 2020: 1

(1) Independent, Non-Employee Director

Special Committee

Members:
➢ Evaluates and approves matters arising during the intervals between meetings of the Board that did not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of that Board.

➢ Exercises approval authority delegated to it by the Board.

Jonathan Frates David L. Lamp Andrew Langham
Acted by Written Consent in 2020: 5

Meetings of Independent or Non-Management Directors and Executive Sessions

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our independent or non-management directors meet without management participation. During 2020, three of our eight directors were independent, and six of our eight directors were non-management. Our independent directors met during eight executive sessions in 2020. Ms. Ecton presided over the executive sessions held by our independent directors.

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

December 31, 2020 | 80

Compensation Committee Interlocks and Insider Participation

During 2020, the Compensation Committee was comprised of Messrs. Muller and Langham. None of the members of the Compensation Committee during 2020 has, at any time, been an officer or employee of the Partnership or our general partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

Corporate Governance Guidelines and Codes of Ethics

Our Corporate Governance Guidelines, as well as our Code of Ethics and Business Conduct, which applies to all of our directors, officers, and employees (and which includes additional provisions that apply to our principal executive officer, principal financial officer, principal accounting officer, and other persons performing similar functions) are available free of charge on our website at www.CVRPartners.com. These documents are also available in print without charge to any unitholder requesting them. We intend to disclose any changes in or waivers from our Code of Ethics and Business Conduct by posting such information on our website or by filing a Form 8-K with the SEC.

Executive Officers

While the Board provides high-level strategy and guidance for the Partnership, our day-to-day activities are carried out by our executive officers. Our executive officers are appointed by the Board and act within the authorities granted by the Board and our organizational documents. Limited partners are not entitled to appoint our executive officers or directly or indirectly participate in our management or operations. In this report, we refer to the executive officers of our general partner as “our executive officers.” The following table sets forth the names, positions, ages, background, experience and qualifications (as of February 22, 2021) of the executive officers of our general partner, other than Messrs. Lamp and Pytosh, who are listed under “The Board” above.

Name	Principal Occupation, Experience and Qualifications
Tracy D. Jackson Age: 51 Executive Vice President and Chief Financial Officer (since 2018)
Ms. Jackson has served as our Executive Vice President and Chief Financial Officer since May 2018. Prior to joining CVR Energy, Ms. Jackson held various positions at Tesoro Corporation and Tesoro Logistics LP including Vice President and Controller from March 2015 to October 2016, Vice President of Financial Planning and Analytics from September 2013 to March 2015, Vice President of Finance and Treasurer from October 2010 to September 2013, and Vice President of Internal Audit from May 2007 to September 2010. Ms. Jackson obtained her undergraduate Bachelor of Business Administration and Accounting in 1993 and a Master of Business Administration in May 2012 from the University of Texas at San Antonio. Ms. Jackson is a Certified Public Accountant, a Certified Internal Auditor and Certified Information Systems Auditor.

Melissa M. Buhrig Age: 45 Executive Vice President, General Counsel and Secretary (since 2018)	Ms. Buhrig has served as our Executive Vice President, General Counsel and Secretary since July 2018. Prior to joining CVR Energy, Ms. Buhrig served as Executive Vice President, General Counsel and Secretary of Delek US Holdings, Inc. and the general partner of Delek Logistics Partners, LP from October 2017 to June 2018 and held various positions with Western Refining, Inc. (“WNR”) from November 2005 until June 2017 including Senior Vice President - Services and Compliance Officer from August 2016 until WNR’s acquisition by Andeavor in July 2017, and Executive Vice President, General Counsel, Secretary and Compliance Officer of the general partner of Northern Tier Energy, LP (a WNR affiliate) from March 2014 until August 2016. Ms. Buhrig received a Bachelor of Arts in Political Science from the University of Michigan and a Juris Doctor with honors from the University of Miami School of Law.

December 31, 2020 | 81

Matthew W. Bley Age: 39 Chief Accounting Officer and Corporate Controller (since 2018)	Mr. Bley has served as our Chief Accounting Officer and Corporate Controller since May 2018. Prior to joining CVR Energy, Mr. Bley held the roles of Assistant Controller of reporting from March 2015 to April 2018, Senior Manager of Financial Reporting from September 2013 to March 2015 and Manager of Accounting Research from May 2012 to September 2013 for Andeavor (formerly Tesoro). Mr. Bley received a Bachelor of Science in Business Administration and a Master of Science in Accounting from Trinity University in 2004 and 2005, respectively. In addition, he received a Master of Business Administration from Baylor University and is a Certified Public Accountant.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors and each person who owns more than 10% of our outstanding common units, to file reports of their common unit ownership and changes in their ownership of our common units with the SEC. Based solely on our review of the copies of such reports furnished to us or such representations, as appropriate, to our knowledge, all of our executive officers and directors, and other persons who owned more than 10% of our outstanding common units, fully complied with the reporting requirements of Section 16(a) during 2020.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements (the “Compensation Discussion and Analysis”) of our named executive officers (defined below) for 2020 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation actions. Our actual compensation actions may differ materially from the currently planned programs and payouts summarized in this discussion.

Named Executive Officers

The “named executive officers” in this Form 10-K are as follows:

(1)David L. Lamp, our Executive Chairman;

(2)Mark A. Pytosh, our President and Chief Executive Officer;

(3)Tracy D. Jackson, our Executive Vice President and Chief Financial Officer;

(4)The next two most highly compensated individuals who were serving as executive officers at the end of the last completed fiscal year (Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary; and Matthew W. Bley, Chief Accounting Officer and Corporate Controller).

As of January 1, 2020, neither the Partnership nor our general partner directly employed our named executive officers. All of our named executive officers are employed by CVR Services, a wholly-owned subsidiary of CVR Energy, and all of our named executive officers divide their time between working for us and working for CVR Energy and its other subsidiaries.

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2020 were as follows: David L. Lamp (10%); Mark A. Pytosh (60%); Tracy D. Jackson (18%); Melissa M. Buhrig (20%); and Matthew W. Bley (20%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its other subsidiaries.

Our named executive officers provide services to us under a Corporate Master Service Agreement (the “Corporate MSA”) between CVR Services and certain of its affiliates, including CVR Energy, CVR GP and the Partnership and its subsidiaries, effective January 1, 2020, which was approved by the Conflicts Committee of the Board. Under the Corporate MSA:

December 31, 2020 | 82

•CVR Services makes available to our General Partner the services of certain CVR Energy executive officers and employees, some of whom serve as executive officers of our General Partner;
•We, our General Partner and our operating subsidiaries, as the case may be, are obligated to reimburse CVR Services for any portion of the costs that CVR Services incurs in providing compensation and benefits to such CVR Energy executive officers and employees while they are providing services to us, as well as our allocated portion of performance-based performance plans, incentive units and performance units issued by CVR Energy and its Subsidiaries to those employees providing services to us under the Corporate MSA; and
•We pay CVR Services a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup.

Either CVR Services or our General Partner may terminate the Corporate MSA upon at least 90 days’ notice. For more information on the Corporate MSA, see “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy.”

Compensation Philosophy, Objectives and Processes

Our Compensation Committee approves compensation only for Mr. Pytosh (other than 40% of his base salary and annual bonus and equity-based incentives attributable to his service to CVR Energy and its subsidiaries, which are set by the Compensation Committee of the board of directors of CVR Energy (the “CVI Compensation Committee”)). Although our Compensation Committee generally engages in discussions with the CVI Compensation Committee regarding compensation for our named executive officers and the performance of such named executive officers, it does not determine the compensation of those named executive officers other than Mr. Pytosh, and has no control over and does not establish or direct the compensation policies or practices of CVR Energy. Accordingly, while the compensation philosophies, objectives and processes described below are generally applicable to both the Partnership and CVR Energy, the remainder of this Compensation Discussion and Analysis discusses CVR Partners’ compensation programs in which references to our named executive officers refer solely to Mr. Pytosh, except where otherwise indicated.

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
•Providing competitive financial incentives in the form of salary, bonuses and benefits with the goal of retaining and attracting talented and highly motivated executive officers; and
•Maintaining a compensation program whereby the named executive officers, through exceptional performance and equity-based incentive awards, have the opportunity to realize economic rewards commensurate with appropriate gains of other unitholders and stakeholders.

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

December 31, 2020 | 83

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
•Our compensation is balanced among (i) fixed components like salary and benefits, and (ii) variable annual incentives tied to a mix of financial and operational performance, and (iii) long-term incentives;
•The Compensation Committee has discretion to adjust annual or performance-based awards when appropriate based on our interests and the interests of our unitholders; and
•Certain elements of our compensation contain claw-back provisions.

Compensation Process for 2020

In setting named executive officer compensation for 2020, while the Compensation Committee considered the philosophies and objectives described above, it did not engage an independent compensation consultant. Instead, the Compensation Committee considered input from management including the Executive Chairman and utilized the directors’ own common sense, knowledge and experience in assessing reasonableness of compensation and ensuring compensation levels remain competitive in the marketplace. The Compensation Committee further considered the structure it utilized for 2019 compensation, determined that no material changes to such structure was appropriate at this time, and elected to keep the structure of 2020 compensation generally consistent with the previous year.

2020 Named Executive Officer Compensation - CVR Partners

Compensation Elements. As with 2019, the three primary components of CVR Partners’ compensation program for 2020 included base salary, an annual performance-based cash bonus, and an annual equity-based incentive award vesting ratably over three years. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation.

Base Salary. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives and to enhance the executive’s motivation in a highly competitive and dynamic environment. Rather than establishing compensation solely on a formula-driven basis, decisions by our Compensation Committee are made using an approach that considers several important factors in developing compensation levels. In determining base salary levels, the Compensation Committee takes into account the following factors: (i) CVR Partners’ financial and operational performance for the year; (ii) the previous years’ compensation level for each executive; (iii) recommendations of the Executive Chairman based on individual responsibilities and performance, (iv) the directors’ own common sense, knowledge, experience and views of the skills necessary for long-term performance; (v) whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair; and (vi) each named executive officer’s commitment and ability to strategically meet business challenges, achieve financial results, promote legal and ethical compliance, lead their own business or business team for which they are responsible and diligently and effectively respond to immediate needs of the volatile industry and business environment. In February 2020, considering the factors set forth above, the Compensation Committee established 2020 base salary for Mr. Pytosh of $340,549, making Mr. Pytosh’s total 2020 base salary, including time dedicated to CVR Energy, $567,582.

December 31, 2020 | 84

Annual Performance-Based Bonus. During 2020, the Compensation Committee evaluated the metrics included in CVR Partners’ annual performance-based bonus program for 2019 (the “2019 UAN Plan”) and the Partnership’s Mission and Values described in Management’s Discussion and Analysis above, and further considered the Compensation Committee’s objectives of rewarding employees (including named executive officers) for measured performance, aligning employees’ interests with those of its unitholders, encouraging employees to focus on targeted performance, and providing employees with the opportunity to earn additional compensation based on their and the Partnership’s performance. In February 2020, the Compensation Committee considered these factors and, following consultation with Mr. Lamp, established the 2020 CVR Partners, LP Performance-Based Bonus Plan (the “2020 UAN Plan”), which applies to all eligible employees of the Partnership’s subsidiaries (including Mr. Pytosh), and contains terms generally equivalent to the 2019 UAN Plan, subject to adjustment of the definition of the Adjusted EBITDA Threshold under the 2020 UAN Plan to reflect an increase in turnaround reserve from $7 million to $8 million.

The 2020 UAN Plan includes a target bonus percentage for each participant, with possible payout between 0% and 150% of target based on achievement under the measures set forth in the 2020 UAN Plan. In setting Mr. Pytosh’s target bonus percentage for 2020, the Compensation Committee considered his bonus target for 2019, the total cash compensation to which Mr. Pytosh may be eligible in 2020, the expected ratio of salary to bonus and the Compensation Committee’s belief that a significant portion of its named executive officers’ compensation should be at risk based on individual and entity performance, and elected to keep his bonus target for 2020 the same as 2019, at 135% of base salary.

Payout under the 2020 UAN Plan was dependent first on achievement of an Adjusted EBITDA threshold of at least $83 million, and following achievement thereof, based upon the achievement of the Partnership under the performance measures specified below, followed by an adjustment based on employees’ individual performance. These performance measures, including the threshold, target and maximum performance goals for each such performance measure, were determined by the Compensation Committee based on its discussions with management including the Executive Chairman and the Directors’ knowledge and experience, and were selected with the goals of enforcing the Partnership’s Mission and Values, optimizing operations, maintaining financial stability and providing a safe and environmentally responsible workplace intended to maximize CVR Partners’ overall performance resulting in increased unitholder value. The Partnership performance measures in the 2020 UAN Plan were substantially the same as the 2019 UAN Plan, and included the following:

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

December 31, 2020 | 85

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

The Peer Group utilized in the 2020 UAN Plan for determination of ROCE was selected by the Compensation Committee based on discussions with the Executive Chairman and the Chief Executive Officer and the Directors’ knowledge of the fertilizer industry, and was intended to include companies in the fertilizer industry with similar operations to the Partnership and those with which the Partnership competes for executive talent. The Compensation Committee elected to keep the Peer Group for 2020 the same as 2019, including CF Industries Holdings, Inc.; LSB Industries, Inc.; Nutrien Ltd.; The Andersons, Inc.; Green Plains Partners LP; and Flotek Industries Inc.

In February 2021, the Compensation Committee evaluated the performance of the Partnership under the 2020 UAN Plan. The Compensation Committee determined that the Partnership had achieved Adjusted EBITDA under the 2020 UAN Plan of $88 million, in excess of the Adjusted EBITDA Threshold of $83 million, and thereafter determined that the Partnership’s achievement of the metrics under the 2020 UAN Plan resulted in payout of 116% of target, based on the following:

December 31, 2020 | 86

	Measure	2020 Actual	Bonus Achievement
EH&S:	TRIR	Increase of 17%	0%
	PSIR	Increase of 267%	0%
	EE	Less than 20	150%

		Overall EH&S	50%

Financial:	Reliability	2.5%	150%
	Equipment Utilization	105.0%	150%
	Operating Expenses	95.0%	150%
	ROCE	7% (Fourth)	100%

		Overall Financial	138%

In February 2021, the Compensation Committee approved payout to Mr. Pytosh under the 2020 UAN Plan of $535,700, approximately 116% of his respective target annual bonus based on his base salary for the Partnership. The CVI Compensation Committee awarded no payout to Mr. Pytosh under the 2020 performance-based bonus plan for CVR Energy (the “2020 CVI Plan”).

Equity-Based Incentive Awards. The Compensation Committee believes equity-based compensation is one of the most crucial elements of its compensation program. The amount of equity awards is made after consideration of various relevant factors including the named executives’ overall compensation package, the compensation philosophies and objectives described above, the Partnership’s interest in rewarding long-term performance of, and in retaining, its named executive officers and the ability to generate greater future value if the value of CVR Partners increases for all of its unitholders. CVR Partners established its long-term incentive plan in March 2011 (the “CVR Partners LTIP”) in connection with the completion of its initial public offering in April 2011. The Compensation Committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the Compensation Committee in its discretion. Effective December 2020, the Compensation Committee awarded to Mr. Pytosh 93,288 phantom units of the Partnership, as part of his 2021 compensation, which phantom units vest ratably over three years, subject to the terms and conditions of the award agreement.

Perquisites. The total value of all perquisites and personal benefits provided to each of its named executive officers in 2020 was less than $10,000.

Benefits. During 2020, all the named executive officers participated in the health benefits, welfare and retirement plans of CVR Energy.

Other Forms of Compensation. Mr. Lamp has provisions in his employment agreements with CVR Energy that provide for severance benefits in the event a termination of his employment under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.” In September 2018, Messrs. Pytosh and Bley and Mses. Jackson and Buhrig became subject to a Change in Control Severance Plan (the “CVI Severance Plan”) which provides for severance benefits in the event of a termination of his or her employment under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.”

2020 Named Executive Officer Compensation - CVR Energy

The objectives, considerations and process utilized by the CVI Compensation Committee in general, as well as in setting 2020 compensation for named executive officers of CVR Energy was virtually identical to the objectives, considerations, process, and structure used by the Compensation Committee. Related to 2020, the CVI Compensation Committee approved:
•2020 Compensation Structure. Compensation structure consistent with the compensation structure approved by the Compensation Committee including a mix of base salary, performance-based bonus compensation, and long-term incentives;

December 31, 2020 | 87

•2020 Base Salaries. Base salaries for Messrs. Lamp, Pytosh (as to 40% of his base salary), and Bley and Mses. Jackson and Buhrig, of $1,000,000; $227,033; $289,626; $470,459; and $538,125, respectively;
•2020 Equity-Based Incentive Awards. Incentive units in connection with the long-term incentive plan of CVR Energy (the “CVI LTIP”) granted December 2019 for Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and Buhrig of 32,737; 9,620; 3,688; 11,960; and 13,422, respectively, which vest in one-third increments each December following the date of award, subject to the terms and conditions of the award agreement;
•2020 Performance-Based Bonus Plan. The 2020 CVI Plan, including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mses. Jackson and Buhrig and 60% for Mr. Bley, contained terms and performance measures substantially similar to the performance-based bonus plan of CVI for 2019 (the “2019 CVI Plan”) and the 2020 UAN Plan subject to adjustment of Adjusted EBITDA and Adjusted EBITDA Threshold to reflect changed inventory accounting treatment. The peer group in the 2020 CVI Plan is the same as the 2019 CVI Plan, and included six publicly traded petroleum refining and marketing companies the CVI Compensation Committee considered to be similar to CVR Energy with respect to operations and also competitive with CVR Energy for executive talent (Valero Energy Corp.; Marathon Petroleum Corp.; PBF Energy Inc.; Delek US Holdings, Inc.; HollyFrontier Corp.; Par Pacific Holdings, Inc.). In February 2021, the CVI Compensation Committee evaluated the performance metrics contained in the 2020 CVI Plan and determined that, due to market conditions including the significant impact of the COVID-19 pandemic on the refining industry, CVR Energy did not meet the Adjusted EBITDA threshold contained in the 2020 CVI Plan. As a result, the CVI Compensation Committee awarded no payouts to the named executive officers under the 2020 CVI Plan. However, based on individual performance, significant achievements and related factors, the CVI Compensation Committee approved discretionary bonuses to Messrs. Pytosh and Bley and to Mses. Jackson and Buhrig, of $21,000, $7,700, $19,600, and $25,500, respectively.

December 31, 2020 | 88

Compensation Committee Report

The Compensation Committee of our general partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee

Frank M. Muller, Jr. (Chair)
Andrew Langham

February 23, 2021

December 31, 2020 | 89

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2020, 2019, and 2018. All compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (1, 4)	All Other Compensation (5)	Total
David L. Lamp, Executive Chairman	2020	$1,000,000	$—	$2,144,005	$—	$20,801	$3,164,806
	2019	1,000,000	—	1,500,000	1,770,000	20,364	4,290,364
	2018	1,000,000	—	1,500,035	1,875,000	20,064	4,395,099
Mark A. Pytosh, President and Chief Executive Officer	2020	$567,582	$21,000	$1,772,104	$535,700	$19,511	$2,915,897
	2019	551,050	457,300	1,102,000	818,000	20,364	2,948,714
	2018	535,000	310,500	1,070,011	799,500	17,742	2,732,753
Tracy D. Jackson, Executive Vice President and Chief Financial Officer	2020	$470,459	$19,600	$807,565	$—	$18,390	$1,316,014
	2019	456,756	200,800	548,000	621,300	17,865	1,844,721
	2018	272,715	96,400	1,044,019	412,400	91,901	1,917,435
Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary	2020	$538,125	$25,500	$923,340	$—	$17,941	$1,504,906
	2019	512,500	236,100	615,000	737,000	99,410	2,200,010
	2018	230,769	125,800	1,500,039	349,000	301,934	2,507,542
Matthew W. Bley, Chief Accounting Officer and Corporate Controller	2020	$289,626	$7,700	$248,697	$—	$17,561	$563,584
	2019	281,190	96,100	169,000	189,200	17,044	752,534
	2018	185,098	38,000	340,015	130,500	119,138	812,751

(1)For 2018, amounts in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for Mses. Jackson and Buhrig and Mr. Bley were prorated for the year in which their employment commenced based on their start dates in May 2018, July 2018 and April 2018, respectively.
(2)Amounts in this column include the discretionary bonus amount, if any, paid based on individual performance, significant achievements and related factors.
(3)Amounts in this column reflect the aggregate grant date fair value, as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”), of incentive units granted to each named executive officer during the periods specified in connection with the CVI LTIP, and for Mr. Pytosh, incentive units granted in connection with the CVI LTIP plus phantom units granted under the CVR Partners LTIP, except that, for 2018 for Mses. Jackson and Buhrig and Mr. Bley, this amount also includes incentive awards made in connection with their hire of $522,003, $900,017, and $175,001, respectively.
(4)Amounts in this column reflect: (a) for 2020, for Mr. Pytosh, amounts earned under the 2020 UAN Plan, which are expected to be paid in March 2021; and (b) for 2019 and 2018, amounts earned under the applicable performance-based bonus plans for CVR Energy and, with respect to Mr. Pytosh, also for the Partnership.
(5)Amounts in this column for 2020 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $17,100 for each of Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and Buhrig; and (b) a company contribution under the CVR Energy basic life insurance program of $3,701 for Mr. Lamp, $2,411 for Mr. Pytosh, $1,290 for Ms. Jackson, $841 for Ms. Buhrig, and $461 for Mr. Bley. Amounts in this column for 2019 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $16,800 for each of Messrs. Lamp, Pytosh, and Bley and Ms. Jackson, and $8,577 for Ms. Buhrig; (b) a company contribution under the CVR Energy basic life insurance program of $3,564 for Messrs. Lamp and Pytosh, $1,065 for Ms. Jackson, $540 for Ms. Buhrig, and $244 for Mr. Bley; and (c) a company relocation contribution of $90,293 for Ms. Buhrig. Amounts in this column for 2018 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $16,500 for each of Messrs. Lamp, and Pytosh and Ms. Jackson; $9,423 for Ms. Buhrig and $11,106 for Mr. Bley; (b) a company contribution under the CVR Energy basic life insurance program of $3,564 for Mr. Lamp, $1,242 for Mr. Pytosh, $401 for Ms. Jackson, $228 for Ms. Buhrig, and $141 for Mr. Bley; and (c) $75,000, $292,282 and $107,891 in relocation expenses for Mses. Jackson and Buhrig and Mr. Bley, respectively, which includes moving expenses and other relocation services and payments including a related tax gross-up of $114,788 and $34,261 for Ms. Buhrig and Mr. Bley, respectively.

December 31, 2020 | 90

As described in more detail in the Compensation Discussion and Analysis, named executive officers, including Mr. Pytosh, are employed by CVR Services and dedicated only a portion of their time to our business in 2020. Mr. Pytosh dedicated a portion of his time to CVR Energy and its subsidiaries during 2020.

The following table outlines 2020 compensation paid or granted to the named executive officers who are employed by CVR Services and was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated to our business during 2020, including the Stock Award and Non-Equity Incentive Compensation for Mr. Pytosh granted to him by the Compensation Committee.

Name	Salary	Stock Awards (1)	Non-Equity Incentive Compensation	Other
David L. Lamp	$100,000	$214,401	$—	$2,080
Mark A. Pytosh	340,549	1,123,188	535,700	11,707
Tracy D. Jackson	84,683	145,362	—	3,310
Melissa M. Buhrig	107,625	184,668	—	3,588
Matthew W. Bley	57,925	49,739	—	3,512

(1)Amounts in these columns reflect the attributable grant date fair value, as calculated in accordance with ASC 718, of (i) certain incentive units awarded to Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and Buhrig by CVR Energy during 2020; and (ii) phantom units awarded to Mr. Pytosh under the CVR Partners LTIP during 2020.

Grants of Plan-Based Awards

The following table sets forth information concerning amounts that could have been earned by our named executive officers under the 2020 UAN Plan and the 2020 CVI Plan, as well granted under the CVR Partners LTIP and the CVI LTIP, as applicable, during 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts under Equity Incentive Plan Awards (2)

Name	Bonus Plan / Award Type	Grant Date	Threshold (3)	Target	Maximum	Number of Shares of Stock or Units	Grant Date Fair Value
David L. Lamp	2020 CVI Plan	n/a	$62,250	$1,500,000	$2,250,000	—	—
	Incentive Units	12/9/20	—	—	—	134,168	$2,144,005
Mark A. Pytosh	2020 CVI Plan	n/a	$12,720	$306,495	$459,743	—	—
	2020 UAN Plan	n/a	19,079	459,741	689,612	—	—
	Incentive Units	12/9/20	—	—	—	40,608	$648,916
	Phantom Units	12/9/20	—	—	—	93,288	1,123,188
Tracy D. Jackson	2020 CVI Plan	n/a	$23,429	$564,551	$846,827	—	—
	Incentive Units	12/9/20	—	—	—	50,536	$807,565
Melissa M. Buhrig	2020 CVI Plan	n/a	$26,799	$645,750	$968,625	—	—
	Incentive Units	12/9/20	—	—	—	57,781	$923,340
Matthew W. Bley	2020 CVI Plan	n/a	$7,212	$173,776	$260,664	—	—
	Incentive Units	12/9/20	—	—	—	15,563	$248,697

(1)Amounts in these columns reflect amounts that could have been earned by the named executive officers under the 2020 UAN Plan (with respect to Mr. Pytosh) or under the 2020 CVI Plan (with respect to Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and Buhrig) in respect of 2020 performance with respect to each performance measure, excluding the impact of any individual discretionary performance adjustments. The performance measures and related goals for 2020 are set by the Compensation Committee and the CVI Compensation Committee, as applicable, as described in the “Compensation Discussion and Analysis.”
(2)Amounts in these columns reflect the number of and grant date fair value, as calculated in accordance with ASC 718, of (i) certain incentive units awarded to Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and Buhrig by CVR Energy under the CVI LTIP during 2020; and (ii) phantom units awarded to Mr. Pytosh under the CVR Partners LTIP during 2020.
(3)For the 2020 CVI Plan and the 2020 UAN Plan, ‘Threshold’ represents the minimum payout under the 2020 CVI Plan and the 2020 UAN Plan, as applicable, assuming CVR Energy and the Partnership, as applicable, have satisfied the Adjusted EBITDA Threshold and

December 31, 2020 | 91

have achieved performance under one of the EH&S measures equal to the prior year performance, resulting in a payout of 50% of the 8.33% measure value, or 4.16% of total target payout. For more information and full description of the 2020 CVI Plan and the 2020 UAN Plan, see “Compensation Discussion and Analysis.” However, in certain circumstances, including in the event the Adjusted EBITDA threshold is not achieved, the named executive officers may receive payout that is less than the Threshold or zero.

Employment Agreements

Employment Agreements with CVR Partners. None of our named executive officers have an employment agreement with the Partnership, the General Partner or their subsidiaries.

Employment Agreements with CVR Energy. None of our named executive officers have an employment agreement with CVR Energy or its subsidiaries other than Mr. Lamp. On November 1, 2017, CVR Energy entered into an employment agreement with Mr. Lamp, as chief executive officer of CVR Energy, effective January 1, 2018. The agreement has a four-year term continuing through December 31, 2021, unless otherwise terminated by CVR Energy or Mr. Lamp. Mr. Lamp receives an annual base salary of $1,000,000 and is also eligible to receive a performance-based annual cash bonus with a target payment equal to 150% of his annual base salary, to be based upon individual and/or company performance criteria as established by the CVI Compensation Committee. In addition, Mr. Lamp is entitled to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy as in effect from time to time on the same basis as other senior executives of CVR Energy. Mr. Lamp is also eligible to receive annually performance units pursuant to the CVI LTIP having an aggregate value of $1.5 million, or such other form of award as may be agreed upon by Mr. Lamp and the CVI Compensation Committee. Mr. Lamp is also eligible to receive an incentive payment of $10 million (the “Incentive Payment”) payable if either the conditions set forth in the employment agreement or the conditions set forth in a separate Performance Unit Award Agreement (“PU Award Agreement”) are fulfilled. The Incentive Payment becomes payable: (a) under the employment agreement, if on or prior to December 31, 2021, either (i) a transaction is consummated which constitutes a change in control (as defined in the employment agreement), or (ii) the Board approves a transaction which, if consummated, would constitute a change in control and such transaction is consummated on or prior to December 31, 2022; or (b) under the PU Award Agreement, the average closing price of CVR Energy’s common stock over the 30-trading day period beginning on January 4, 2022 and ending on February 15, 2022 is equal to or greater than $60.00 per share (subject to any equitable adjustments required to account for splits, dividends, combinations, acquisitions, dispositions, recapitalizations and the like). Payment of the Incentive Payment is conditioned upon Mr. Lamp remaining employed with CVR Energy through December 30, 2021 (unless terminated by CVR Energy without cause or by Mr. Lamp for good reason (as defined in the employment agreement) on or after the satisfaction of the foregoing conditions and prior to December 30, 2021). Subject to the foregoing conditions, the Incentive Payment will, if it becomes payable, be paid within 30 days. For the avoidance of doubt, Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of the employment agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement. The employment agreement requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement and also includes covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment. In addition, Mr. Lamp’s employment agreement provides for certain severance payments that may be due following termination of his employment under certain circumstances, which are described below under “Change-in-Control and Termination Payments.” The description of these agreements are qualified in their entirety by the text of such agreements, each as referenced as an exhibit to this Annual Report on Form 10-K.

December 31, 2020 | 92

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards granted pursuant to the CVR Partners LTIP that were held by certain of the named executive officers as of December 31, 2020, as well as outstanding incentive unit awards made by CVR Energy pursuant to the CVI LTIP and for which the Partnership will share in the expense. This table also includes incentive unit awards made by CVR Energy to Mr. Pytosh for which the Partnership does not share in the expense. All of the outstanding shares or units reflected below are subject to accelerated vesting under certain circumstances as described in more detail in the section titled “Change-in-Control and Termination Payments” below.

			Equity Awards That Have Not Vested
Name	Award Type	Grant Date (1)	Number of Shares or Units		Market Value of Shares or Units (2)
David L. Lamp	Incentive Units	12/14/18	13,217	(3)	$253,106
	Incentive Units	12/13/19	21,824	(3)	351,366
	Incentive Units	12/09/20	134,168	(3)	$1,999,103
Mark A. Pytosh	Phantom Units	12/14/18	5,661		$113,333
	Incentive Units	12/14/18	3,771		72,215
	Phantom Units	12/13/19	12,795		204,976
	Incentive Units	12/13/19	6,413		103,249
	Phantom Units	12/09/20	93,288		1,494,474
	Incentive Units	12/09/20	40,608		605,059
Tracy D. Jackson	Incentive Units	12/14/18	4,599	(3)	$88,071
	Incentive Units	12/13/19	7,973	(3)	128,365
	Incentive Units	12/09/20	50,536	(3)	752,986
Melissa M. Buhrig	Incentive Units	12/14/18	5,287	(3)	$101,246
	Incentive Units	12/13/19	8,948	(3)	144,063
	Incentive Units	12/09/20	57,781	(3)	860,937
Matthew W. Bley	Incentive Units	12/14/18	1,454	(3)	$27,844
	Incentive Units	12/13/19	2,458	(3)	39,574
	Incentive Units	12/09/20	15,563	(3)	231,889

(1)The incentive or phantom units generally vest in one-third annual increments in December of each of the three years following the Grant Date, subject to the terms of the applicable award agreement.
(2)This column represents the number of unvested units outstanding on December 31, 2020, multiplied by: (a) for incentive units issued on December 9, 2020, $14.90 (equal to the December 31, 2020, closing price of CVR Energy common stock (the “CVI Closing Price”)); (b) for incentive units issued on December 13, 2019, $16.10 (equal to the CVI Closing Price plus $1.20 in accrued dividends); (c) for incentive units issued on December 14, 2018, $19.15 (equal to the CVI Closing Price plus $4.25 in accrued dividends); (d) for phantom units issued on December 9, 2020, $16.02 (equal to the December 31, 2020 closing price of Partnership common units (the “UAN Closing Price”)); (e) for phantom units issued on December 13, 2019, $16.02 (equal to the UAN Closing Price); and (f) for phantom units issued on December 14, 2018, $20.02 (equal to the UAN Closing Price, plus $4.00 in accrued distributions which has been adjusted to reflect the Reverse Unit Split).
(3)The Partnership will share in its prorated share of the costs associated with these awards based on the percentage of time that the executive dedicates to our business during the vesting term.

December 31, 2020 | 93

Equity Awards Vested During Fiscal Year 2020

This table reflects the portion of phantom units granted pursuant to the CVR Partners LTIP as well as incentive unit awards made by CVR Energy for which the Partnership shared in the expense that vested during 2020. This table also includes incentive unit awards made to Mr. Pytosh by CVR Energy that vested during 2020.

		Equity Awards
Name	Award Type	Number of Shares or Units Acquired on Vesting	Value Realized on Vesting
David L. Lamp	Incentive Units	13,217	$261,697	(1)
	Incentive Units	10,913	181,047	(2)
Mark A. Pytosh	Incentive Units	10,999	$143,207	(3)
	Phantom Units	6,167	99,905	(4)(5)
	Incentive Units	3,771	74,666	(1)
	Phantom Units	5,662	88,780	(4)(5)
	Incentive Units	3,207	53,204	(2)
	Phantom Units	6,398	65,324	(6)
Tracy D. Jackson	Incentive Units	10,229	$123,362	(7)
	Incentive Units	4,600	91,080	(1)
	Incentive Units	3,987	66,144	(2)
Melissa M. Buhrig	Incentive Units	13,357	$161,085	(7)
	Incentive Units	5,287	104,683	(1)
	Incentive Units	4,474	74,224	(2)
Matthew W. Bley	Incentive Units	4,023	$50,569	(8)
	Incentive Units	1,454	28,789	(1)
	Incentive Units	1,230	20,406	(2)

(1)For incentive units for Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and Buhrig that vested during fiscal year 2020, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the agreement, and (ii) $4.25 in accrued dividends.
(2)For incentive units for Messrs. Lamp, Pytosh, and Bley and Mses. Jackson and Buhrig that vested during fiscal year 2020, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the agreement, and (ii) $1.20 in accrued dividends
(3)For incentive units for Mr. Pytosh that vested during fiscal year 2020, the amount reflected includes a per unit value equal to (i) the fair market value of CVR Refining’s common units in accordance with the agreement, and (ii) accrued distributions of $2.52 per unit.
(4)For phantom units that vested during fiscal year 2020, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the agreement, and (ii) accrued distributions of $4.00 per unit.
(5)Accrued distributions have been adjusted to reflect the Reverse Unit Split.
(6)For phantom units that vested during fiscal year 2020, the amount reflected includes a per unit value equal to the average closing price of CVR Partners’ common units in accordance with the agreement.
(7)For incentive units for Mses. Jackson and Buhrig that vested during fiscal year 2020, the amount reflected includes a per unit value equal to (i) the fair market value of CVR Refining’s common units in accordance with the agreement, and (ii) accrued distributions of $1.56 per unit.
(8)For incentive units that vested during fiscal year 2020, the amount reflected includes a per unit value equal to (i) the fair market value of CVR Refining’s common units in accordance with the agreement, and (ii) accrued distributions of $2.07 per unit.

Reimbursement of Expenses of Our General Partner

Our General Partner and its affiliates are reimbursed for expenses incurred on our behalf under the Corporate MSA. See “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy and its Subsidiaries”. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the Corporate MSA, including a pro-rata portion of the compensation of CVR Energy’s executive officers who provide

December 31, 2020 | 94

management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2020, the total amount paid to our general partner and its affiliates (including amounts paid to CVR Energy pursuant to the Corporate MSA) was approximately $12.6 million.

Our partnership agreement provides that our general partner determines which of its affiliates’ expenses are allocable to us and the Corporate MSA provides that CVR Energy invoice us monthly for services provided thereunder. Our General Partner may dispute the costs that CVR Energy charges us under the Corporate MSA, but we are not entitled to a refund of any disputed cost unless it is determined not to be a reasonable cost incurred by CVR Energy in connection with services it provided.

Change-in-Control and Termination Payments

Certain of our named executive officers are entitled to severance and other benefits from CVR Energy following the termination of their employment under certain circumstances.

David L. Lamp. Under his employment agreement, if Mr. Lamp’s employment is terminated due to death or disability, or by CVR Energy without cause and not in connection with a change in control, he (or his estate, in the event of termination due to death) is entitled to: (a) any accrued but unpaid amounts, plus (b) salary continuation for the lesser of six months and the remainder of the term of the employment agreement (such period, the “Lamp Post-Employment Period”), plus (c) a pro-rata bonus for the year in which termination occurs based on actual results. For terminations due to disability, Mr. Lamp is also entitled to disability benefits. If Mr. Lamp’s employment is terminated either by CVR Energy without cause or by Mr. Lamp for good reason (as these terms are defined in his employment agreement) within the one year following a change in control (as defined in his employment agreement) or in specified circumstances prior to and in connection with a change in control, Mr. Lamp will receive the Incentive Payment within 30 days following the consummation of the change in control. Mr. Lamp does not receive any payments or benefits in the event of retirement other than benefits accrued prior to such termination. As a condition to receiving these severance payments and benefits, Mr. Lamp must execute, deliver and not revoke a general release of claims and abide by restrictive covenants relating to non-solicitation and non-competition during Mr. Lamp’s employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable), as well as a perpetual restrictive covenant relating to non-disclosure and non-disparagement and covenants relating to non-solicitation and noncompetition. If any payments or distributions due to Mr. Lamp under his employment agreement would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be “cut back” only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction.

Other Named Executive Officers. Mses. Jackson and Buhrig and Messrs. Pytosh, and Bley do not have employment agreements. However, under the CVI Severance Plan, Mses. Jackson and Buhrig and Messrs. Pytosh and Bley are generally eligible for certain payments in the event of their involuntary termination (other than for cause, as defined in the CVI Severance Plan) or their resignation for good reason (as defined in the CVI Severance Plan), in each case, within the 120 days preceding or the 24 months following a change in control (as defined in the CVI Severance Plan) including any amounts accrued prior to termination, plus a lump sum payment equal to twelve months of base salary plus the average annual bonus paid during the preceding three years (or target in the event of no bonus history). They are also entitled to acceleration of unvested equity awards. These payouts are subject to various conditions including the execution of a release agreement, a perpetual restrictive covenant relating to non-disclosure and non-disparagement and covenants relating to non-solicitation and non-competition for a period of 12 months.

The amounts of potential post-employment payments and benefits in the table below assume that the triggering event took place on December 31, 2020. Pursuant to the Corporate MSA, we are responsible for the payment of our proportionate share of the “CVI Severance Plan” and other benefits costs following the termination of employment of the named executive officers that are employed by CVR Services.

December 31, 2020 | 95

	Cash Severance					Benefit Continuation
	Death	Disability	Retirement	Termination without Cause or with Good Reason (4)		Death	Disability	Retirement	Termination without Cause or with Good Reason (4)
				(1)	(2)				(1)	(2)
David L. Lamp (3)	$693,101	$693,101	$193,101	$693,101	$10,000,000	$—	$—	$—	$—	$—
Mark A. Pytosh	—	—	—	—	1,608,132	—	—	—	—	—
Tracy D. Jackson	—	—	—	—	1,035,010	—	—	—	—	—
Melissa M. Buhrig	—	—	—	—	1,183,875	—	—	—	—	—
Matthew W. Bley	—	—	—	—	463,402	—	—	—	—	—

(1)Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.
(2)Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
(3)For Mr. Lamp, payments upon (a) death, disability, or termination without cause or resignation for good reason not in connection with a change in control include: (i) base salary payable for six months under his employment agreement, plus (ii) a pro-rata bonus under the applicable bonus plan based on actual achievement, plus (iii) Accrued Amounts (as defined in his employment agreement), and (b) termination without cause or resignation for good reason in connection with a change in control includes payout of the incentive payment set forth under his employment agreement.
(4)For all named executive officers other than Mr. Lamp, payments in the termination without cause or with good reason column include, under the CVI Severance Plan, a lump sum of twelve months’ base pay plus the average of the preceding three years’ annual bonus (or current target in the absence of three-year bonus history).

Certain of our named executive officers have received incentive unit awards under the CVI LTIP, as well as phantom unit awards under the CVR Partners LTIP, each of which generally represents the right to receive, upon vesting, a cash payment equal to (i) the number of units times the average closing price of a common share of CVR Energy or a common unit of Partnership for the ten trading days preceding vesting, plus (ii) the per unit cash value of all dividends declared and paid by CVR Energy or distributions declared and paid by the Partnership, as applicable, from the grant date to and including the vesting date. These awards generally provide for acceleration upon certain termination events, as follows:
•If the incentive units or phantom units, as applicable, are cancelled or if such named executive officer (a) is terminated other than for cause or (b) is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited. If such named executive officer is terminated other than for cause or resigns for good reason in connection with a change in control all unvested awards accelerate.

The following table reflects the value of accelerated vesting of the unvested incentive units and phantom units, as applicable, held by the named executive officers assuming the triggering event took place on December 31, 2020. For the purposes of phantom units awarded, the value is based on the 20-day average closing price for the Partnership common units for the 20 trading days preceding December 31, 2020, or $13.80 per unit. For the purposes of the incentive units awarded in December 2020, the value is based on the 20-day average closing price for the CVR Energy common stock for the 20-trading days preceding December 31, 2020, or $15.19 per share.

Value of Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards

	Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)
David L. Lamp	$—	$—	$—	$—	$2,652,646
Mark A. Pytosh	—	—	—	—	2,359,964
Tracy D. Jackson	—	—	—	—	987,725
Melissa M. Buhrig	—	—	—	—	1,127,131
Matthew W. Bley	—	—	—	—	304,955

(1)Termination without cause or resignation for good reason not in connection with a change in control.
(2)Termination without cause or resignation for good reason in connection with a change in control.

December 31, 2020 | 96

Pay Ratio

For 2020, we conducted separate comparisons of the median employee’s total annual compensation to the total annual compensation of each of our Principal Executive Officers (“PEOs”): Mr. Lamp, our Executive Chairman, and Mr. Pytosh, our President and Chief Executive Officer.

We estimate that the median of the annual total compensation of all our employees and our consolidated subsidiaries (except our PEOs) was $126,523 for 2020. The annual total compensation of Messrs. Pytosh and Lamp, our PEOs for 2020, as reported in the Summary Compensation Table included in this Item 11, was $2,011,144 and $316,481, respectively, for 2020 (as adjusted to reflect the compensation attributable to their respective service to the Partnership). These totals and the pay ratios described below are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K.

Based on this information, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2020 was: (i) 16 to 1, with respect to Mr. Pytosh; and (ii) 3 to 1, with respect to Mr. Lamp.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our PEOs, we used the following methodology and made the following material assumptions, adjustments, and estimates:
(1)We determined that, as of December 31, 2020, the employee population of the Partnership and its consolidated subsidiaries consisted of 314 individuals, not including Messrs. Pytosh and Lamp which are employed by CVR Services.
(2)To identify the “median employee” from the employee population, we compared the amount of annual total compensation of such employees for 2020 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We “annualized” the compensation of our full-time and part-time permanent employees as of December 31, 2020 to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the “median employee.”
(3)Once we identified our median employee, we included the elements of such employee’s compensation for 2020 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $126,523. With respect to the annual total compensation of our PEOs, we used the amounts reported in the “Total” column of our 2020 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to our PEOs respective service to the Partnership as further described in the table immediately following our 2020 Summary Compensation Table.

Compensation of Directors

Directors of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates receive compensation for their services. This compensation is designed to attract and retain nationally recognized, highly qualified directors to lead the Partnership and to be demonstrably fair to both the Partnership and such directors, taking into consideration, among other things, the time commitments required for service on the Board and its committees.

In December 2019, the Board considered these goals and the compensation paid to such directors for 2019, and upon recommendation of the Compensation Committee, elected to keep such compensation for 2020 the same as 2019. During 2020, independent directors received an annual director fee of $35,000. The Audit Committee chair received an additional fee of $15,000 per year, while independent directors serving on the Audit Committee received an additional fee of $7,500 per year. The Compensation Committee chair received an additional fee of $8,000 per year, while independent directors serving on the Compensation Committee received an additional fee of $5,000 per year. The chair of the EH&S Committee received an additional fee of $8,000 per year, while independent directors serving on the EH&S Committee received an additional fee of $5,000 per year. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our general partner and for other director-related education expenses. Each member of the Committee is eligible to receive an additional $1,500 per meeting for all meetings in excess of the following threshold:

December 31, 2020 | 97

Board/Committee Meeting	Threshold Per Year
Board	6
Audit Committee	12
Compensation Committee	6
EH&S Committee	6

The following table sets forth the compensation earned by or paid to each independent director of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash (1)	Unit Awards	Total Compensation
Donna R. Ecton	$56,085	$—	$56,085
Frank M. Muller, Jr.	55,500	—	55,500
Peter K. Shea	52,832	—	52,832

(1)Amounts reflected in this column include annual retainer fees, additional fees for service as committee members, including the chair positions, and reimbursements for out-of -pocket expenses during 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of our common units as of February 22, 2021 by:
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

December 31, 2020 | 98

	Common Units Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent

CVR Services, LLC (2)	3,892,000	36.4%
Goldman Sachs Group, Inc. (3)	1,064,951	9.6%
Barclays Bank Plc (4)	910,460	8.2%
CVR GP, LLC (5)	—	—
Donna R. Ecton	1,250	*
Jonathan Frates	—	—
Hunter C. Gary	—	—
David L. Lamp	—	—
Andrew Langham	—	—
Frank M. Muller, Jr.	3,512	*
Mark A. Pytosh	20,593	*
Peter K. Shea	59	*
Matthew W. Bley	—	—
Melissa M. Buhrig	—	—
Tracy D. Jackson	—	—
All directors and executive officers of our general partner as a group (11 persons) (6)	25,414	*

*Less than 1%
(1)Numbers in this column reflect common unit ownership following the Partnership’s November 23, 2020 reverse unit split of the issued and outstanding common units representing limited partner interests in the Partnership, whereby each 10 outstanding common units were combined, converted, and changed into one common unit.
(2)CVR Services is an indirect wholly-owned subsidiary of CVR Energy, with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479. CVR Energy may be deemed to have direct beneficial ownership of the common units held by CVR Services by virtue of its control of CVR Services. The directors of CVR Energy are Patricia A. Agnello, SungHwan Cho, Jaffrey A. Firestone, Jonathan Frates, Hunter C. Gary, David L. Lamp, Stephen Mongillo, and James M. Strock.
(3)Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 11, 2021 by Goldman Sachs Group, Inc. with an address of 200 West Street, New York, New York 10282. Goldman Sachs Group, Inc. has shared voting power with respect to 1,064,951 units and shared dispositive power of 1,064,951 units.
(4) Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 11, 2021 by Barclays Plc with an address of 1 Churchill Place, London, X0 E14 5HP. Barclays Bank Plc has sole voting power with respect to 910,460 units and sole dispositive power with respect to 910,460 units.
(5) CVR GP, LLC, a wholly-owned subsidiary of CVR Services, is our general partner and manages and operates CVR Partners and has a non-economic general partner interest with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479.
(6) The number of common units owned by all of the directors and executive officers of our general partner, as a group, reflects the sum of (i) the 20,593 common units owned by Mr. Pytosh, (ii) the 1,250 common units owned by Ms. Ecton, (iii) the 3,512 common units owned by Mr. Muller, and (iv) the 59 common units owned by Mr. Shea.

December 31, 2020 | 99

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CVR Services owns (i) 3,892,000 common units, representing approximately 36% of our outstanding units, and (ii) our general partner with its non-economic general partner interest (which does not entitle it to receive distributions).

Agreements with CVR Services and Its Subsidiaries

CVR GP and the Partnership and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Services and its subsidiaries, including CRRM, that govern the business relations among each party. The Partnership is party to the Limited Partnership Agreement, the Corporate MSA, and the Omnibus Agreement. Our Coffeyville Facility is party to the Coffeyville MSA, the Terminal and Operating Agreement, and the Environmental Agreement. Further, some of these agreements were not the result of arm’s-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. Refer to Note 9 (“Related Party Transactions”) of Part II, Item 8 for additional information related to these agreements. Refer also to Part IV, Item 15 of this Report for the filed agreements.

Agreements with IEP

Insight Portfolio Group

Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property at negotiated rates. For 2020 and 2019, the Partnership did not pay any fees to Insight Portfolio Group. However, we indirectly received services from certain of CVR Energy’s negotiated agreements with third parties, certain of which were initiated through the Insight Portfolio Group. On January 23, 2020, CVR Energy assigned its minority equity interests to a third party, terminated its agreement, and is no longer expected to transact with, the Insight Portfolio Group.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including IEP, CVR Services, CVR Energy, and CVR Refining), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of (i) the overlap of directors and officers between our general partner and CVR Energy, which may result in conflicting obligations by these officers and directors, and (ii) duties of our general partner to act for the benefit of CVR Energy and its stockholders, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to CVR Services, its owner, and the stockholders of CVR Energy, its indirect parent. At the same time, our general partner has a contractual duty under our partnership agreement to manage us in a manner that is in our best interests.

Whenever a conflict arises between our general partner, on the one hand, and CVR Services or any other public unitholder, on the other, our general partner will resolve that conflict. Our partnership agreement contains provisions that replace default fiduciary duties with contractual corporate governance standards as set forth therein.

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

December 31, 2020 | 100

compensation will be approved by the Board in its entirety or by the Compensation Committee of the Board in lieu of the Conflicts Committee.

On October 18, 2019, the Conflicts Committee of the Board and on October 22, 2019, the audit committee of CVR Energy, each agreed to authorize the exchange of certain parcels of property owned by a subsidiary of CVR Energy with an equal number of parcels owned by a subsidiary of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement effectuating the same. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the Topic 805-50 guidance on transferring assets between entities under common control. This transaction had a net impact to the Partnership’s partners’ capital of approximately $0.1 million.

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

Item 14.    Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) has served as the Partnership’s independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2021.

The charter of the Audit Committee of the Board, which is available on our website at www.cvrpartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de-minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Audit Committee pre-approved all fees incurred in fiscal year 2020.

The following table represents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Audit fees (1)	$654	$654
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$654	$654

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

December 31, 2020 | 101

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

4.1**	Description of Common Units (incorporated by reference to Exhibit 4.1 of the Form 10-K filed on February 20, 2020).

4.2**	Specimen certificate for the common units (incorporated by reference to Appendix A to the Prospectus contained within the Form S-1/A filed on March 17, 2011).

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

December 31, 2020 | 102

10.11**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 2, 2012).

10.13**
Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC, dated February 19, 2020 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on February 20, 2020).

10.14**	Master Service Agreement among CVR Services, LLC and subsidiaries of CVR Energy, dated February 19, 2020 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on February 20, 2020).

10.15**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.15.1**+	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.17.5 of the Form 10-K filed on February 20, 2015).

10.15.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.15.2 of the Form 10-K filed on February 20, 2020).

10.15.3**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.15.3 of the Form 10-K filed on February 20, 2020).

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

10.25**+	CVR Partners, LP 2019 Performance-Based Bonus Plan, approved March 19, 2019 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on April 25, 2019).

December 31, 2020 | 103

10.26**+	CVR Partners, LP 2020 Performance-Based Bonus Plan, approved February 19, 2020 (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 20, 2020).

10.27*+	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021.

21.1**	List of Subsidiaries of CVR Partners, LP (incorporated by reference to Exhibit 21.1 of the Form 10-K filed on February 21, 2017).

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Chairman.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of President and Chief Executive Officer.

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.

31.4*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Accounting Officer and Corporate Controller.

32.1†	Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (“Extensible Business Reporting Language”) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners’ Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

December 31, 2020 | 104

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 23, 2021
David L. Lamp

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Mark A. Pytosh

/s/ TRACY D. JACKSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Tracy D. Jackson

/s/ MATTHEW W. BLEY	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 23, 2021
Matthew W. Bley

/s/ DONNA R. ECTON	Director	February 23, 2021
Donna R. Ecton

/s/ JONATHAN FRATES	Director	February 23, 2021
Jonathan Frates

/s/ ANDREW LANGHAM	Director	February 23, 2021
Andrew Langham

/s/ FRANK M. MULLER, JR.	Director	February 23, 2021
Frank M. Muller, Jr.

/s/ HUNTER C. GARY	Director	February 23, 2021
Hunter C. Gary

/s/ PETER K. SHEA	Director	February 23, 2021
Peter K. Shea

December 31, 2020 | 105