Form 10-Q
period 2021-03-31
CVR PARTNERS, LP
filed 2021-05-04
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,681,332 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at April 30, 2021.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
March 31, 2021

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	31
	Condensed Consolidated Balance Sheets - March 31, 2021 and December 31, 2020 (unaudited)	5	Item 1A.	Risk Factors	31
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2021 and 2020 (unaudited)	6	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
	Condensed Consolidated Statements of Partners’ Capital - Three Months Ended March 31, 2021 and 2020 (unaudited)	7	Item 5.	Other Information	31
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2021 and 2020 (unaudited)	8	Item 6.	Exhibits	32
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9	Signatures		33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2021 | 2

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements including, but not limited to, those under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements.
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
•foreign wheat and coarse grain production, including increases thereto and farm planting acreage;
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
•asset impairments and impacts thereof;

March 31, 2021 | 3

•asset useful life;
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
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission (the “SEC”).
All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

Information About Us

Investors should note that we make available, free of charge on our website at cvrenergy.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.
The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

March 31, 2021 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$52,561	$30,559
Accounts receivable	15,491	36,896
Inventories	57,184	42,349
Prepaid expenses and other current assets	7,494	8,410
Total current assets	132,730	118,214
Property, plant, and equipment, net	883,336	897,847
Other long-term assets	15,816	16,819
Total assets	$1,031,882	$1,032,880

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$20,603	$19,544
Accounts payable to affiliates	1,061	5,217
Deferred revenue	40,383	30,631
Other current liabilities	37,781	20,949
Total current liabilities	99,828	76,341
Long-term liabilities:
Long-term debt, net of current portion	634,946	633,942
Other long-term liabilities	8,780	8,356
Total long-term liabilities	643,726	642,298
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,681,332 and 10,705,710 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively	288,327	314,240
General partner interest	1	1
Total partners’ capital	288,328	314,241
Total liabilities and partners’ capital	$1,031,882	$1,032,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per unit data)	2021	2020
Net sales	$60,921	$75,080
Operating costs and expenses:
Cost of materials and other	17,766	23,991
Direct operating expenses (exclusive of depreciation and amortization)	37,075	35,123
Depreciation and amortization	14,123	15,597
Cost of sales	68,964	74,711
Selling, general and administrative expenses	5,891	5,354
Loss (gain) on asset disposal	72	(13)
Operating loss	(14,006)	(4,972)
Other (expense) income:
Interest expense, net	(15,916)	(15,783)
Other income, net	4,557	27
Loss before income tax expense	(25,365)	(20,728)
Income tax expense	19	7
Net loss	$(25,384)	$(20,735)

Basic and diluted loss per unit	$(2.37)	$(1.83)

Weighted-average common units outstanding:
Basic and Diluted	10,695	11,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241
Unit repurchases	(24,378)	(529)	—	(529)
Net loss	—	(25,384)	—	(25,384)
Balance at March 31, 2021	10,681,332	$288,327	$1	$288,328

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2019	11,328,297	$419,543	$1	$419,544
Land exchange with affiliate	—	(116)	—	(116)
Net loss	—	(20,735)	—	(20,735)
Balance at March 31, 2020	11,328,297	$398,692	$1	$398,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(25,384)	$(20,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,123	15,597
Share-based compensation	3,592	(477)
Other adjustments	1,259	1,262
Change in assets and liabilities:
Current assets and liabilities	33,782	32,645
Non-current assets and liabilities	(1,821)	(585)
Net cash provided by operating activities	25,551	27,707
Cash flows from investing activities:
Capital expenditures	(2,994)	(6,710)
Proceeds from sale of assets	—	48
Net cash used in investing activities	(2,994)	(6,662)
Cash flows from financing activities:
Repurchase of common units	(529)	—
Other financing activities	(26)	(25)
Net cash used in financing activities	(555)	(25)
Net increase in cash and cash equivalents	22,002	21,020
Cash and cash equivalents, beginning of period	30,559	36,994
Cash and cash equivalents, end of period	$52,561	$58,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2021 | 8

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

Interest Holders

As of March 31, 2021, public common unitholders held approximately 64% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held approximately 36% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of March 31, 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended March 31, 2021, the Partnership repurchased 24,378 common units on the open market, in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. As of March 31, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Management and Operations

The Partnership, including CVR GP, is managed by a combination of the Board, the general partner’s executive officers, CVR Services (as sole member of the general partner), and certain officers of CVR Energy, pursuant to the Partnership Agreement, as well as a number of agreements between the Partnership, CVR GP, CVR Energy, and certain of their respective subsidiaries, including a services agreement. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2020 audited consolidated financial statements and notes thereto included in the 2020 Form 10-K.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Partnership for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

March 31, 2021 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2021 or any other interim or annual period.

(3) Recent Accounting Pronouncements

Recent Accounting Pronouncements - Adoption of Income Taxes Standard

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies other areas of the topic to clarify the application of GAAP. Certain amendments within the standard are required to be applied on a retrospective basis and others on a prospective basis. Effective January 1, 2021, we adopted this ASU with no material impact on the Partnership’s consolidated financial position or results of operations.

Recent Accounting Pronouncements - Adoption of Codification Improvements Standard

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The ASU amends various sections of the codification in the Boards ongoing efforts to simplify and improve guidance. Effective January 1, 2021, we adopted this ASU with no material impact on the Partnership’s consolidated financial position or results of operations.

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. ASU 2021-01 clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Partnership is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Finished goods	$24,490	$9,815
Raw materials	100	152
Parts, supplies and other	32,594	32,382
Total inventories	$57,184	$42,349

March 31, 2021 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Machinery and equipment	$1,392,503	$1,388,735
Buildings and improvements	17,598	17,598
Automotive equipment	16,608	16,608
Land and improvements	14,132	14,132
Construction in progress	10,746	12,098
Other	2,027	1,721
	1,453,614	1,450,892
Less: Accumulated depreciation and amortization	570,278	553,045
Total property, plant and equipment, net	$883,336	$897,847

As of March 31, 2021, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC Topic 360, Property, Plant, and Equipment.

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

Balance Sheet Summary as of March 31, 2021 and December 31, 2020

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$6,558	$—	$7,327	$—
Real estate and other	2,944	95	3,040	101
Lease liability
Railcars	$6,931	$—	$7,696	$—
Real estate and other	817	70	867	105

March 31, 2021 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lease Expense Summary for the Three Months Ended March 31, 2021 and 2020

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2021 and 2020, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease expense	$916	$1,111
Finance lease expense:
Amortization of ROU asset	$22	$27
Interest expense on lease liability	1	2
Short-term lease expense	$160	$77

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	2.7 years	1.1 years	2.9 years	1.3 years
Weighted-average discount rate	5.1%	3.9%	5.1%	4.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at March 31, 2021:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2021	$2,754	$71
2022	3,236	—
2023	1,367	—
2024	684	—
2025	263	—
Thereafter	—	—
Total lease payments	8,304	71
Less: imputed interest	(556)	(1)
Total lease liability	$7,748	$70

March 31, 2021 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued interest	$17,470	$2,506
Personnel accruals	5,287	7,475
Operating lease liabilities	3,356	3,309
Sales incentives	2,954	2,215
Share-based compensation	2,313	442
Current portion of long-term debt and finance lease obligations	2,310	2,240
Prepaid revenue contracts	138	197
Other accrued expenses and liabilities	3,953	2,565
Total other current liabilities	$37,781	$20,949

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2021	December 31, 2020
9.25% Senior Secured Notes, due June 2023 (1)	$645,000	$645,000
Unamortized discount and debt issuance costs (2)	(10,054)	(11,058)
Total long-term debt and finance lease obligations, net of current portion	634,946	633,942
Current portion of long-term debt and finance lease obligations (3)(4)	2,310	2,240
Total long-term debt and finance lease obligations, including current portion	$637,256	$636,182

(1)The estimated fair value of long-term debt outstanding was approximately $650.6 million and $645.7 million as of March 31, 2021 and December 31, 2020, respectively. This estimate of fair value is a Level 2 measurement as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities. The call price of the 2023 Notes decreases to par on June 15, 2021.
(2)For the three months ended March 31, 2021 and 2020, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $1.0 million and $0.9 million, respectively.
(3)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2.2 million has been classified as short-term debt as of March 31, 2021 and December 31, 2020. Amounts are reported in Other current liabilities. On April 15, 2021, the 2021 Notes matured, and the Partnership paid the outstanding balance, plus accrued and unpaid interest.
(4)Current portion of finance lease obligations recognized was approximately $0.1 million as of March 31, 2021. Amounts reported in Other current liabilities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2021	Outstanding Letters of Credit	Available Capacity as of March 31, 2021	Maturity Date
ABL Credit Agreement (1)(2)	$24,609	$—	$—	$24,609	September 30, 2022

(1)Beginning January 1, 2021, loans under the Partnership’s ABL Credit Agreement (the “ABL Credit Agreement”) bear interest at an annual rate equal to (i) (a) 2.00% plus LIBOR, to the extent available, or (b) 1.00% plus a base rate, if our quarterly excess availability is greater than 50% and (ii) (a) 2.50% plus LIBOR, to the extent available, or (b) 1.50% plus a base rate, otherwise.
(2)Amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2021.

March 31, 2021 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended March 31,
(in thousands)	2021	2020
Ammonia	$9,534	$14,147
UAN	38,062	47,014
Urea products	4,758	3,533
Net sales, exclusive of freight and other	52,354	64,694
Freight revenue	6,114	7,722
Other revenue	2,453	2,664
Net sales	$60,921	$75,080

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2021, the Partnership had approximately $6.1 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $3.5 million of these performance obligations as revenue by the end of 2021, an additional $2.3 million in 2022, and the remaining balance thereafter.

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

A summary of the deferred revenue activity for the three months ended March 31, 2021 is presented below:

(in thousands)
Balance at December 31, 2020	$30,631
Add:
New prepay contracts entered into during the period (1)	20,094
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(7,505)
Revenue recognized related to contracts entered into during the period	(2,800)
Other changes	(37)
Balance at March 31, 2021	$40,383

(1) Includes $18.6 million where payment associated with prepaid contracts was collected as of March 31, 2021.

March 31, 2021 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Share-Based Compensation

A summary of compensation expense for the three months ended March 31, 2021 and 2020 is presented below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Phantom Units	$3,145	$(259)
Other Awards (1)	447	(218)
Total share-based compensation expense	$3,592	$(477)

(1)Other awards include the allocation of compensation expense for certain employees of CVR Energy and certain of its subsidiaries who perform services for the Partnership under the services agreement with CVR Energy and the Limited Partnership Agreement, respectively, and participate in equity compensation plans of CVR Partners’ affiliates.

(11) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies disclosed in the 2020 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact on its consolidated financial statements.

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or recent price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of March 31, 2021, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

(12) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Supplemental disclosures:
Cash paid for interest	$45	$49
Cash paid, net of refunds (received, net of payments) for income taxes	—	(1)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	918	1,118
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	26	25
Non-cash investing activities:
Change in capital expenditures included in accounts payable	131	(1,117)

March 31, 2021 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three months ended March 31, 2021 and 2020 is summarized below.

Related Party Activity

	Three Months Ended March 31,
(in thousands)	2021	2020
Sales to related parties (1)	$219	$540
Purchases from related parties (2)	6,693	5,938

	March 31, 2021	December 31, 2020
Due to related parties (3)	902	1,446

(1)Sales to related parties, included in Net sales, consist primarily of sales of feedstocks and services to Coffeyville Resources Refining & Marketing, LLC (“CRRM”) under the Master Service Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (the “Coffeyville MSA”).
(2)Purchases from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses, consist primarily of pet coke and hydrogen purchased from CRRM under the Coffeyville MSA.
(3)Due (from) to related parties, included in Accounts payable to affiliates, Other current liabilities, and Other long-term liabilities, consist primarily of amounts to be received or payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and Corporate MSA.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions declared or paid by the Partnership during the three months ended March 31, 2021 related to the fourth quarter of 2020, and no distributions were paid during 2020. No distributions were declared for the first quarter of 2021.

March 31, 2021 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021 (the “2020 Form 10-K”). Results of operations for the three months ended March 31, 2021 and cash flows for the three months ended March 31, 2021 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

Reflected in this discussion and analysis is how management views the Partnership’s current financial condition and results of operations along with key external variables and management actions that may impact the Partnership. Understanding significant external variables, such as market conditions, weather, and seasonal trends, among others, and management actions taken to manage the Partnership, address external variables, among others, which will increase users’ understanding of the Partnership, its financial condition and results of operations. This discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report.
Partnership Overview

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum refining, marketing, and logistics operations.

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

March 31, 2021 | 17

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

Strategic Objectives

We have outlined the following strategic objectives to drive the accomplishment of our mission:

Environmental Health & Safety (“EH&S”) - We aim to achieve continuous improvement in all EH&S areas through ensuring our people’s commitment to environmental, health and safety comes first, the refinement of existing policies, continuous training, and enhanced monitoring procedures.

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

Achievements

During the first three months of 2021, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing despite the challenges experienced by the industry as a result of the COVID-19 pandemic:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved record truck shipments and total shipments from the Coffeyville Facility in March 2021		✓	✓	✓
Opportunistically sold natural gas into high priced market, offsetting storm-related lost profit opportunities			✓	✓
Operated the East Dubuque Ammonia plant at high utilization rates, excluding downtime related to Winter Storm Uri		✓	✓
Recovered quickly from storm-related downtime at both facilities	✓	✓	✓
Achieved 45% reduction in process safety incidents and 33% reduction in environmental events compared to the first quarter of 2020	✓

Industry Factors and Market Indicators
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

March 31, 2021 | 18

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
General Business Environment

Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted the worldwide economy, financial markets, and the agricultural industry. The COVID-19 pandemic also resulted in significant business and operational disruptions, including business closures in the restaurant and food supply industries, among others, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce, including farmers in the agricultural industry. As a result, the U.S. demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for corn), declined, causing many refineries and plants to reduce production or idle. Over recent quarters, government restrictions have eased, vaccines have become available, and demand for transportation fuels has increased. However, demand levels remain below pre-pandemic levels as evidenced by a decline in the first quarter 2021 average ethanol production of 12% compared to the first quarter of 2020. Additionally, given market conditions for transportation fuels over the past year, the processing of sweet crude oil, including at the crude oil refinery owned and operated by Coffeyville Resources Refining & Marketing, LLC (“CRRM”), an indirect, wholly-owned subsidiary of CVR Energy (the “Coffeyville Refinery”), has increased compared to the period pre-COVID-19 resulting in lower sour crude oil being processed as refineries have adjusted to market dynamics. As a result, pet coke production has declined, including at the Coffeyville Refinery, which has and may continue to cause increased production costs at our Coffeyville Facility. Concerns over the long-term negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility and have diminished expectations for the global economy.

The Partnership believes the general business environment in which it operates will continue to remain volatile during 2021, driven by uncertainty around the availability and prices of its feedstocks and the demand for its products. As a result, future operating results and current and long-term financial condition could be negatively impacted if economic conditions decline, remain volatile, and do not return to pre-pandemic levels. Due to the uncertainty of the global recovery, including its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

Market Indicators

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

Corn and soybean are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen and ammonia within the soil in which it is grown, which in turn, results in the need for these nutrients to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2021 and 2020.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products. As the number of corn acres increases, the market and demand for nitrogen also increases. Correspondingly, as the number of soybean acres increases, the market and demand for nitrogen decreases. Additionally, an estimated 8 billion pounds of soybean oil is expected to be used in producing cleaner biodiesel in 2020 and 2021. Multiple refiners have announced biodiesel expansion projects for 2021 and beyond, which will only increase the demand and capacity for soybeans. Due to the uncertainty of how these factors will truly affect the soybean market, it is not yet known how the nitrogen business will be impacted.

March 31, 2021 | 19

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There has been a decline in ethanol demand in 2020 due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. However, the lower ethanol demand did not alter the spring 2021 or 2020 planting decisions by farmers as evidenced in the charts below.

U.S. Plant Production of Fuel Ethanol (1)

1,200
1,000
800
600
Barrels per day
(in thousands)
949
2021
2020
2019
Fuel Ethanol

Corn and Soybean Planted Acres (2)

100%
50%
49%
51%
48%
52%
2021
2020
Corn
Soybean

While weather conditions in 2020 exhibited normal patterns, weather continues to be a critical variable for crop production. The normal weather in the spring and the fall of 2020 allowed for an efficient spring application period and fall harvest. However, the unusual derecho storm in the Midwest in August 2020 damaged a significant number of corn acres, reducing harvested corn yields and, coupled with higher demand for corn starting in the second half of 2020, led to much lower corn inventory levels and significantly higher corn prices. Soybeans have also experienced high demand levels starting in the second half of 2020 and inventory levels are much lower, resulting in much higher soybean prices. The higher corn and soybean prices have increased expectations for planted corn and soybean acres for the spring of 2021 and led to higher demand for nitrogen fertilizer, as well as other crop inputs.

The preliminary 2021 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 91.1 million acres of corn, representing an increase of 0.2% in corn acres planted as compared to 91.0 million corn acres in 2020. Planted soybean acres are estimated to be 87.6 million acres, representing a 5.4% increase in soybean acres planted as compared to 83.1 million soybean acres in 2020. The combined corn and soybean planted acres of 178.7 million is the highest in history, and based on expected yields and crop prices, farm economics are expected to be very attractive in 2021.

Due to strong crop prices, an expected strong spring planting season, and lower fertilizer supply due to nitrogen fertilizer production outages during Winter Storm Uri, fertilizer prices have risen significantly since January 1, 2021. In 2020, UAN prices were impacted by the imposition of import duties on UAN product by the European Union (the “EU”), which resulted in shifts in UAN trade flows for product that had previously been shipped to the EU. The impact on pricing of the changes in trade flows was significant in 2020 but has lessened in the first quarter of 2021. While natural gas prices were at historical lows across the world in 2020, they have recovered significantly since the summer of 2020, reducing the incentive to maximize production at nitrogen fertilizer production facilities.

March 31, 2021 | 20

The tables below show relevant market indicators by month through March 31, 2021:

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services. Grown acres for 2021 are preliminary USDA estimated amounts and will be updated for actual amounts as the information becomes available, which is expected to be during the third quarter of 2021.
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

March 31, 2021 | 21

On a consolidated basis, utilization increased 3% to 96% for the two years ended March 31, 2021 compared to the two years ended March 31, 2020. The first quarter of 2019 ammonia storage capacity was constrained at the East Dubuque Facility impacting comparability for 2020 and 2021.

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN, along with the product pricing per ton realized at the gate. Total sales for ammonia and UAN were unfavorable, driven by lower production due to downtime associated with the Messer air separation plant and production and shipping constraints due to Winter Storm Uri. Ammonia sales prices were favorable compared to difficult market conditions in the first quarter of 2020. UAN sales prices were slightly unfavorable due to forward sales of product completed in November/December 2020 prior to the increase in UAN market prices. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended March 31, 2021 versus March 31, 2020)

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced, that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale

March 31, 2021 | 22

that was not upgraded into other fertilizer products. The table below presents these metrics for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands of tons)	2021	2020
Ammonia (gross produced)	188	201
Ammonia (net available for sale)	70	78
UAN	272	317

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Petroleum coke used in production (thousand tons)	128	125
Petroleum coke (dollars per ton)	$42.91	$44.68
Natural gas used in production (thousands of MMBtu) (1)	1,882	2,141
Natural gas used in production (dollars per MMBtu) (1)	$3.10	$2.42
Natural gas in cost of materials and other (thousands of MMBtu) (1)	940	1,418
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.94	$2.80

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three Months Ended March 31, 2021 and 2020

Overview - For the three months ended March 31, 2021, the Partnership’s operating loss and net loss were $14.0 million and $25.4 million, a $9.0 million increase in operating loss and $4.7 million increase in net loss, respectively, compared to the three months ended March 31, 2020. These increases were driven primarily by fewer sales as a result of lower production due to downtime associated with the Messer air separation plant and production and shipping impacts from Winter Storm Uri.

Net Sales
100
50
0
$ (in millions)
$60.9
$75.1
2021
2020

Operating Loss
10
0
(10)
(20)
$ (in millions)
$(14.0)
$(5.0)
2021
2020

March 31, 2021 | 23

Net Loss
$ (in millions)
0
(20)
(40)
$(25.4)
$(20.7)
2021
2020

EBITDA (1)
$ (in millions)
15
10
5
0
$4.7
$10.7
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2021, net sales decreased by $14.2 million to $60.9 million compared to the three months ended March 31, 2020. This decrease was primarily due to decreased sales volumes which contributed $13.2 million in lower revenues and unfavorable sales pricing contributed $0.5 million in lower revenues as compared to the three months ended March 31, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

(in thousands)	Price Variance	Volume Variance
UAN	$(1,673)	$(7,419)
Ammonia	1,145	(5,769)

The increase in ammonia sales pricing for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to favorable market conditions in the first quarter of 2021 compared to difficult market conditions in the first quarter of 2020. UAN sales prices were slightly unfavorable due to forward sales of product completed in November and December 2020 prior to the increase in UAN market prices. The decrease in UAN and ammonia sales volumes for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to lower production due to downtime associated with the Messer air separation plant and production and shipping impacts from Winter Storm Uri.

March 31, 2021 | 24

Cost of Materials and Other
40
20
0
$ (in millions)
$17.8
$24.0
2021
2020

Direct Operating Expenses (1)
$37.1
$35.1
40
20
0
$ (in millions)
2021
2020

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three months ended March 31, 2021, cost of materials and other was $17.8 million from $24.0 million for the three months ended March 31, 2020. The $6.2 million decrease was largely tied to reduced sales in 2021 compared to the 2020 period. Additionally, lower natural gas and other production costs of $2.3 million as compared to the first quarter of 2020 at the East Dubuque Facility were realized from the shutdown of operations during Winter Storm Uri. These decreases are partially offset by increases to third-party coke, refinery coke, and hydrogen feedstock purchases of $0.6 million in the first quarter of 2021 as compared to the first quarter of 2020 at the Coffeyville Facility.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended March 31, 2021, direct operating expenses (exclusive of depreciation and amortization) were $37.1 million compared to $35.1 million for the three months ended March 31, 2020. The $2.0 million increase was primarily due to higher personnel costs of $3.9 million for labor and stock-based compensation expenses as a result of higher market prices for CVR Energy’s shares and CVR Partners’ units in the first quarter of 2021, coupled with higher utility costs of $2.2 million related to higher electricity rates and usage at the Coffeyville Facility and higher overall natural gas prices during the three months ended March 31, 2021. These costs were partially offset by lower operating costs at the East Dubuque Facility from the shutdown of operations during Winter Storm Uri of $3.0 million.

Depreciation and Amortization
20
10
0
$ (in millions)
$14.1
$15.6
2021
2020

Selling, General, and Administrative
Expenses, and Other
10
5
0
$ (in millions)
$6.0
$5.3
2021
2020

Depreciation and Amortization Expense - For the three months ended March 31, 2021, depreciation and amortization expense decreased $1.5 million compared to the three months ended March 31, 2020 primarily as a result of certain assets being fully depreciated or retired during the three months ended March 31, 2021.

Selling, General, and Administrative Expenses, and Other - For the three months ended March 31, 2021, selling, general and administrative expenses and other increased $0.7 million compared to the three months ended March 31, 2020. This

March 31, 2021 | 25

increase was primarily related to higher personnel costs due to an increase in stock-based compensation expenses resulting from market increases in CVR Energy’s share price and CVR Partners’ unit price coupled with an increase in asset write-offs. This increase was partially offset by a reduction in bad debt reserves and non-personnel expenses for outside services and public relations costs.

Other Income, Net - For the three months ended March 31, 2021, other income, net was $4.6 million compared to less than $0.1 million for the three months ended March 31, 2020 due to sales of natural gas volumes at the East Dubuque Facility in February 2021.

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

The following are non-GAAP measures we present for the period ended March 31, 2021:

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

Available Cash for Distribution - EBITDA for the quarter excluding non-cash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the board of directors of our general partner (the “Board”) in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

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

Non-GAAP Reconciliations

Reconciliation of Net Loss to EBITDA

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(25,384)	$(20,735)
Add:
Interest expense, net	15,916	15,783
Income tax expense	19	7
Depreciation and amortization	14,123	15,597
EBITDA	$4,674	$10,652

March 31, 2021 | 26

Reconciliation of Net Cash Provided By Operating Activities to EBITDA

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$25,551	$27,707
Non-cash items:
Other	(4,851)	(785)
Adjustments:
Interest expense, net	15,916	15,783
Income tax expense	19	7
Change in assets and liabilities	(31,961)	(32,060)
EBITDA	$4,674	$10,652

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2021	2020
EBITDA	$4,674	$10,652
Current reserves for amounts related to:
Debt service	(14,996)	(14,999)
Maintenance capital expenditures	(2,459)	(4,139)
Common units repurchased	(529)	—
Other (reserves) releases:
Future turnaround	(1,500)	—
Previously established cash reserves	5,331	2,567
Available Cash for distribution (1) (2)	$(9,479)	$(5,919)

Common units outstanding	10,681	11,328

(1)Amount represents the cumulative available cash based on year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership paid no cash distributions related to the fourth quarter of 2020, and no distribution was declared for the first quarter of 2021.
Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic resulted in a reduction in U.S. economic activity. These effects caused significant volatility and disruption of the financial markets, and we have observed adverse impacts to our business and financial performance, of which the nature and extent of such impacts remains uncertain. In early 2021, as the impacts of the COVID-19 pandemic started to recover, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, leading to lower fertilizer supply due to production outages which increased the price of fertilizer. This period of extreme economic disruption may continue to have an impact on our business, results of operations, and access to sources of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as COVID-19 vaccines are distributed and countries and states continue to monitor their efforts

March 31, 2021 | 27

against the virus and weigh further lock-down measures. In executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Deferring the East Dubuque Facility turnaround from 2021 to 2022; and
•Reducing the amount of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are critical to support future activities.

When paired with the actions outlined above and prudently managing our operating costs and capital expenditures in 2021, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, under the ABL Credit Agreement will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

There have been no material changes in liquidity from our 2020 Form 10-K. The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2021, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of March 31, 2021, we had cash and cash equivalents of $52.6 million, including $39.0 million of customer advances. Combined with $24.6 million available under our ABL Credit Agreement, we had total liquidity of $77.2 million. As of December 31, 2020, we had $30.6 million in cash and cash equivalents, including $7.6 million of customer advances.

	March 31, 2021	December 31, 2020
(in thousands)
9.25% Senior Secured Notes, due June 2023 (1)	$645,000	$645,000
Unamortized discount and debt issuance costs	(10,054)	(11,058)
Total long-term debt	$634,946	$633,942
Current portion of long-term debt (2)	2,240	2,240
Total long-term debt, including current portion	$637,186	$636,182

(1)The call price of the 2023 Notes decreases to par on June 15, 2021.
(2)The 6.50% Notes, due April 2021, mature within 12 months, and, therefore, the outstanding balance of $2.2 million has been classified as short-term debt as of March 31, 2021 and December 31, 2020. Amounts reported in Other current liabilities. On April 15, 2021, the 2021 Notes matured, and the Partnership paid the outstanding balance, plus accrued and unpaid interest.

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

March 31, 2021 | 28

Our total capital expenditures for the three months ended March 31, 2021, along with our estimated expenditures for 2021 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2021	2021
Maintenance capital	$2,459	$18,000 - 20,000
Growth capital	666	4,000 - 6,000
Total capital expenditures	$3,125	$22,000 - 26,000

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the refineries or nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined by the Board.
The next planned turnaround is at the Coffeyville Facility which is expected to occur in the fall of 2021, with an estimated cost of $8 to $10 million. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.
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

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions declared or paid by the Partnership during the three months ended March 31, 2021 related to the fourth quarter of 2020, and no distributions were paid during 2020. No distributions were declared for the first quarter of 2021.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended March 31, 2021, the Partnership repurchased 24,378 common units on the open market, in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. As of March 31, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

March 31, 2021 | 29

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Net cash flow provided by (used in):
Operating activities	$25,551	$27,707	$(2,156)
Investing activities	(2,994)	(6,662)	3,668
Financing activities	(555)	(25)	(530)
Net increase in cash and cash equivalents	$22,002	$21,020	$982

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily due to a $6.0 million decrease in EBITDA, of which $4.1 million resulted from higher non-cash share-based compensation in 2021 compared to 2020.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was due to decreased capital expenditures during 2021 of $3.7 million resulting from measures taken in 2020 to defer capital projects in light of the economic downturn, including the reduction of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily due to the repurchasing of CVR Partner’s common units for $0.5 million in 2021 with no similar repurchases in 2020.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2020 Form 10-K. No modifications have been made during the three months ended March 31, 2021 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2021 as compared to the risks discussed in Part II, Item 7A of our 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

March 31, 2021 | 30

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 (“Commitments and Contingencies”) to Part I, Item 1 of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the “Risk Factors” section of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of the Partnership’s equity securities during the three months ended March 31, 2021 were as follows:

Period	Total Number of Units Purchased	Average Price paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2021	7,878	$15.01	7,878	$2,806,180
February 1 to February 28, 2021	5,500	15.00	5,500	12,723,656
March 1 to March 31, 2021	11,000	29.84	11,000	12,395,428
Total	24,378		24,378

(1)On May 6, 2020, the Board, on behalf of the Partnership, authorized the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized the Partnership to repurchase an additional $10 million of the Partnership’s common units.. Repurchases may be made through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. Through March 31, 2021, the Partnership has repurchased $7.6 million of its common units under these authorizations and $12.4 million of authority may yet be used to purchase common units.

Item 5. Other Information

None.

March 31, 2021 | 31

Item 6. Exhibits

Exhibit	Exhibit Description

10.1**+	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.27 of the Form 10-K filed on February 23, 2021).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and the Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2021 | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

May 4, 2021	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2021	By:	/s/ Matthew W. Bley
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2021 | 33