Form 10-Q
period 2021-06-30
CVR PARTNERS, LP
filed 2021-08-03
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,681,332 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 30, 2021.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
June 30, 2021

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	33
	Condensed Consolidated Balance Sheets - June 30, 2021 and December 31, 2020 (unaudited)	5	Item 1A.	Risk Factors	33
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	6	Item 5.	Other Information	33
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	7	Item 6.	Exhibits	34
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2021 and 2020 (unaudited)	8	Signatures		35
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2021 | 2

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
•the severity, magnitude, duration, and impact of the novel coronavirus 2019 and any variants thereof (collectively, “COVID-19”) pandemic and of businesses’ and governments’ responses to such pandemic on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers’ businesses;
•changes in market conditions and market volatility arising from the COVID-19 pandemic, including fertilizer, natural gas, and other commodity prices and the impact of such changes on our operating results and financial position;
•the cyclical and seasonal nature of our business;
•the impact of weather on our business including our ability to produce, market, sell, transport or deliver fertilizer products profitably or at all and on commodity supply and/or pricing;
•the dependence of our operations on a few third-party suppliers, including providers of transportation services, and equipment;
•our reliance on, or our ability to procure economically or at all, petroleum coke (“pet coke”) we purchase from CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) and other third-party suppliers;
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

June 30, 2021 | 3

•asset impairments and impacts thereof;
•asset useful life;
•realizable inventory value;
•the number of investors willing to hold or acquire our common units;
•our ability to issue securities or obtain financing;
•changes in tax and other law, regulations and policies;
•ability to qualify for and receive the benefit of 45Q tax credits;
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

June 30, 2021 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$42,819	$30,559
Accounts receivable	34,862	36,896
Inventories	50,129	42,349
Prepaid expenses and other current assets	6,674	8,410
Total current assets	134,484	118,214
Property, plant, and equipment, net	868,410	897,847
Other long-term assets	16,266	16,819
Total assets	$1,019,160	$1,032,880

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$27,196	$19,544
Accounts payable to affiliates	2,935	5,217
Deferred revenue	15,196	30,631
Other current liabilities	24,390	20,949
Total current liabilities	69,717	76,341
Long-term liabilities:
Long-term debt, net of current portion	640,421	633,942
Other long-term liabilities	13,674	8,356
Total long-term liabilities	654,095	642,298
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,681,332 and 10,705,710 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively	295,347	314,240
General partner interest	1	1
Total partners’ capital	295,348	314,241
Total liabilities and partners’ capital	$1,019,160	$1,032,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2021	2020	2021	2020
Net sales	$138,025	$105,091	$198,945	$180,172
Operating costs and expenses:
Cost of materials and other	26,094	21,948	43,860	45,939
Direct operating expenses (exclusive of depreciation and amortization)	53,291	40,008	90,366	75,131
Depreciation and amortization	21,119	23,371	35,242	38,968
Cost of sales	100,504	85,327	169,468	160,038
Selling, general and administrative expenses	6,802	4,451	12,692	9,806
Loss on asset disposal	405	94	477	81
Goodwill impairment	—	40,969	—	40,969
Operating income (loss)	30,314	(25,750)	16,308	(30,722)
Other (expense) income:
Interest expense, net	(23,334)	(15,890)	(39,251)	(31,673)
Other income, net	40	38	4,598	65
Income (loss) before income tax expense	7,020	(41,602)	(18,345)	(62,330)
Income tax expense	—	10	19	17
Net income (loss)	$7,020	$(41,612)	$(18,364)	$(62,347)

Basic and diluted earnings (loss) per unit	$0.66	$(3.68)	$(1.72)	$(5.51)

Weighted-average common units outstanding:
Basic and Diluted	10,681	11,317	10,688	11,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241
Unit repurchases	(24,378)	(529)	—	(529)
Net loss	—	(25,384)	—	(25,384)
Balance at March 31, 2021	10,681,332	$288,327	$1	$288,328
Net income	—	7,020	—	7,020
Balance at June 30, 2021	10,681,332	$295,347	$1	$295,348

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2019	11,328,297	$419,543	$1	$419,544
Land exchange with affiliate	—	(116)	—	(116)
Net loss	—	(20,735)	—	(20,735)
Balance at March 31, 2020	11,328,297	$398,692	$1	$398,693
Repurchase of common units	(89,022)	(955)	—	(955)
Net loss	—	(41,612)	—	(41,612)
Balance at June 30, 2020	11,239,275	$356,125	$1	$356,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(18,364)	$(62,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,242	38,968
Goodwill impairment	—	40,969
Share-based compensation	9,971	(169)
Loss on extinguishment of debt	7,763	—
Other adjustments	2,808	2,380
Change in assets and liabilities:
Current assets and liabilities	(15,852)	(13,026)
Non-current assets and liabilities	1,411	3
Net cash provided by operating activities	22,979	6,778
Cash flows from investing activities:
Capital expenditures	(5,386)	(10,204)
Proceeds from sale of assets	42	47
Net cash used in investing activities	(5,344)	(10,157)
Cash flows from financing activities:
Repurchase of common units	(529)	(1,008)
Proceeds from issuance of senior secured notes	550,000	—
Principal payments on senior secured notes	(552,240)	—
Payment of deferred financing costs	(2,554)	—
Other financing activities	(52)	(50)
Net cash used in financing activities	(5,375)	(1,058)
Net increase (decrease) in cash and cash equivalents	12,260	(4,437)
Cash and cash equivalents, beginning of period	30,559	36,994
Cash and cash equivalents, end of period	$42,819	$32,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2021 | 8

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

Interest Holders

As of June 30, 2021, public common unitholders held approximately 64% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held approximately 36% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of June 30, 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended June 30, 2021, the Partnership did not repurchase any common units. During the six months ended June 30, 2021, the Partnership repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and six months ended June 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, the Partnership repurchased 89,022 common units at a cost of $1.0 million, inclusive of transaction costs, or an average price of $10.72 per common unit. As of June 30, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

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

June 30, 2021 | 9

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

Recent Accounting Pronouncements - Adoption of Codification Improvements Standard

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The ASU amends various sections of the codification in the FASB’s ongoing efforts to simplify and improve guidance. Effective January 1, 2021, we adopted this ASU with no material impact on the Partnership’s consolidated financial position or results of operations.

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

(4) Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Finished goods	$17,220	$9,815
Raw materials	445	152
Parts, supplies and other	32,464	32,382
Total inventories	$50,129	$42,349

June 30, 2021 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Machinery and equipment	$1,392,354	$1,388,735
Buildings and improvements	17,598	17,598
Automotive equipment	16,555	16,608
Land and improvements	14,132	14,132
Construction in progress	12,968	12,098
Other	2,213	1,721
	1,455,820	1,450,892
Less: Accumulated depreciation and amortization	587,410	553,045
Total property, plant and equipment, net	$868,410	$897,847

As of June 30, 2021, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC Topic 360, Property, Plant, and Equipment.

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

Balance Sheet Summary as of June 30, 2021 and December 31, 2020

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating and finance leases at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$6,145	$—	$7,327	$—
Real estate and other	2,944	85	3,040	101
Lease liability
Railcars	$6,145	$—	$7,696	$—
Real estate and other	767	44	867	105

June 30, 2021 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lease Expense Summary for the Three and Six Months Ended June 30, 2021 and 2020

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and six months ended June 30, 2021 and 2020, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$1,004	$1,033	$1,920	$2,144
Finance lease expense:
Amortization of ROU asset	$22	$23	$44	$50
Interest expense on lease liability	—	2	1	4
Short-term lease expense	$139	$126	$299	$203

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	2.5 years	0.8 years	2.9 years	1.3 years
Weighted-average discount rate	5.1%	4.0%	5.1%	4.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at June 30, 2021:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2021	$1,828	$44
2022	3,220	—
2023	1,359	—
2024	676	—
2025	261	—
Thereafter	—	—
Total lease payments	7,344	44
Less: imputed interest	(432)	—
Total lease liability	$6,912	$44

June 30, 2021 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Personnel accruals	$6,169	$7,475
Share-based compensation	5,447	442
Sales incentives	4,296	2,215
Operating lease liabilities	3,343	3,309
Accrued taxes other than income taxes	1,848	1,769
Accrued interest	1,115	2,506
Prepaid revenue contracts	198	197
Current portion of long-term debt and finance lease obligations	53	2,240
Other accrued expenses and liabilities	1,921	796
Total other current liabilities	$24,390	$20,949

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2021	December 31, 2020
9.25% Senior Secured Notes, due June 2023 (1)(5)	$95,000	$645,000
6.125% Senior Secured Notes, due June 2028 (1)	550,000	—
Unamortized discount and debt issuance costs (2)	(4,579)	(11,058)
Total long-term debt and finance lease obligations, net of current portion	640,421	633,942
Current portion of long-term debt and finance lease obligations (3)(4)	53	2,240
Total long-term debt and finance lease obligations, including current portion	$640,474	$636,182

(1)The estimated fair value of the 9.25% Senior Secured Notes due June 2023 (the “2023 Notes”) was approximately $95.2 million and $645.7 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of the 6.125% Senior Secured Notes due June 2028 was approximately $563.8 million as of June 30, 2021. These estimates of fair value are a Level 2 measurement as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(2)For the three and six months ended June 30, 2021, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $1.0 million and $2.0 million, respectively, and for the three and six months ended June 30, 2020, Interest expense, net totaled approximately $0.9 million and $1.8 million, respectively.
(3)The $2.2 million outstanding balance of the 6.50% Notes, due April 2021, was paid in full on April 15, 2021.
(4)Current portion of finance lease obligations recognized was approximately $0.1 million as of June 30, 2021. Amount is reported in Other current liabilities.
(5)The call price of the 2023 Notes decreased to par on June 15, 2021. On June 23, 2021, the Partnership redeemed $550 million of the 2023 Notes at par, plus accrued and unpaid interest. The remaining balance of $95 million is outstanding as of June 30, 2021.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2021	Outstanding Letters of Credit	Available Capacity as of June 30, 2021	Maturity Date
ABL Credit Agreement (1)(2)	$32,044	$—	$—	$32,044	September 30, 2022

(1)Beginning January 1, 2021, loans under the Partnership’s ABL Credit Agreement (the “ABL Credit Agreement”) bear interest at an annual rate equal to (i) (a) 2.00% plus LIBOR, to the extent available, or (b) 1.00% plus a base rate, if our quarterly excess availability is greater than 50%, and (ii) (a) 2.50% plus LIBOR, to the extent available, or (b) 1.50% plus a base rate, otherwise.
(2)Amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively.

June 30, 2021 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2028 Notes - On June 23, 2021, CVR Partners and its subsidiary, CVR Nitrogen Finance Corporation (“Finance Co.” and, together with CVR Partners, the “Issuers”), completed a private offering of $550 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Notes”). Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 each year, commencing on December 15, 2021. The 2028 Notes mature on June 15, 2028, unless earlier redeemed or repurchased by the Issuers. The 2028 Notes are jointly and severally guaranteed on a senior secured basis by all the existing domestic subsidiaries of CVR Partners, excluding Finance Co.

In relation to the issuance of the 2028 Notes, the Partnership received $546.7 million of net cash proceeds, net of underwriting fees and other third-party fees and expenses associated with the offering. The debt issuance costs of the 2028 Notes totaled approximately $3.3 million and are being amortized over the term of the 2028 Notes as interest expense using the effective-interest amortization method.

We may, at our option, at any time and from time to time prior to June 15, 2024, on any one or more occasions, redeem all or part of the 2028 Notes at a price equal to 100% of the principal amount plus a “make whole” premium, plus accrued and unpaid interest. On or after June 15, 2024, we may, on any one or more occasions, redeem all or part of the 2028 Notes at the redemption prices set forth below, expressed as a percentage of the principal amount of the respective notes, plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning June 15,	Percentage
2024	103.063%
2025	101.531%
2026 and thereafter	100.000%

The indenture governing the 2028 Notes contains covenants that are substantially the same as the 2023 Notes. However, the 2028 Notes contain a permitted investment activity carveout that allows for the transfer of certain carbon capture assets to a joint venture for the purpose of monetizing potential tax credits.

2023 Notes - On June 23, 2021, the Partnership redeemed $550 million aggregate principal amount of the outstanding 2023 Notes at par and settled accrued interest of approximately $1.1 million through the date of redemption. As a result of this transaction, the Partnership recognized in Interest expense, net a $7.8 million loss on extinguishment of debt in the second quarter of 2021, which includes the write-off of unamortized deferred financing costs and original issue discount of $2.9 million and $4.9 million, respectively.

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2021.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Ammonia	$32,097	$36,765	$41,630	$50,911
UAN	87,585	55,294	125,647	102,308
Urea products	6,820	3,535	11,578	7,068
Net sales, exclusive of freight and other	126,502	95,594	178,855	160,287
Freight revenue	8,870	6,954	14,985	14,677
Other revenue	2,653	2,543	5,105	5,208
Net sales	$138,025	$105,091	$198,945	$180,172

June 30, 2021 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021, the Partnership had approximately $6.1 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $3.5 million of these performance obligations as revenue by the end of 2021, an additional $2.3 million in 2022, and the remaining balance thereafter.

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

A summary of the deferred revenue activity for the six months ended June 30, 2021 is presented below:

(in thousands)
Balance at December 31, 2020	$30,631
Add:
New prepay contracts entered into during the period (1)	29,740
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(29,724)
Revenue recognized related to contracts entered into during the period	(15,311)
Other changes	(140)
Balance at June 30, 2021	$15,196

(1) Includes $16.2 million where payment associated with prepaid contracts was collected as of June 30, 2021.

(10) Share-Based Compensation

A summary of compensation expense for the three and six months ended June 30, 2021 and 2020 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Phantom Units	$5,388	$59	$8,533	$(198)
Other Awards (1)	991	248	1,438	29
Total share-based compensation expense	$6,379	$307	$9,971	$(169)

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

June 30, 2021 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2021, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

(12) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Supplemental disclosures:
Cash paid for interest	$32,872	$30,009
Cash paid for income taxes, net of refunds	31	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,832	2,082
Operating cash flows from finance leases	1	4
Financing cash flows from finance leases	52	50
Non-cash investing activities:
Change in capital expenditures included in accounts payable	1,470	(2,104)

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and six months ended June 30, 2021 and 2020 is summarized below.

Related Party Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Sales to related parties (1)	$82	$342	$301	$882
Purchases from related parties (2)	9,819	6,302	17,823	13,510

	June 30, 2021	December 31, 2020
Due to related parties (3)	1,653	694

(1)Sales to related parties, included in Net sales, consist primarily of sales of feedstocks and services to Coffeyville Resources Refining & Marketing, LLC (“CRRM”) under the Master Service Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (the “Coffeyville MSA”).
(2)Purchases from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses, consist primarily of pet coke and hydrogen purchased from CRRM under the Coffeyville MSA and services provided by CVR Services under the Corporate Master Service Agreement (the “Corporate MSA”).
(3)Due to related parties, included in Accounts payable to affiliates, consists primarily of amounts to be received or payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and Corporate MSA.

June 30, 2021 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions declared or paid by the Partnership during the six months ended June 30, 2021 related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the second quarter of 2021, the Partnership, upon approval by the Board on August 2, 2021, declared a distribution of $1.72 per common unit, or $18.4 million, which is payable August 23, 2021 to unitholders of record as of August 13, 2021. Of this amount, CVR Energy will receive approximately $6.7 million, with the remaining amount payable to public unitholders.

June 30, 2021 | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021 (the “2020 Form 10-K”). Results of operations for the three and six months ended June 30, 2021 and cash flows for the six months ended June 30, 2021 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Strategy and Goals

The Partnership has adopted Mission and Values, which articulate the Partnership’s expectations for how it and its employees do business each and every day.

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

June 30, 2021 | 18

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

Achievements

During the first six months of 2021, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved record truck shipments and total shipments from the Coffeyville Facility in March 2021		✓	✓	✓
Operated both facilities at high utilization rates, excluding downtime related to Winter Storm Uri		✓	✓
Reduced CVR Partners’ debt service costs by over 300 basis points through refinancing a substantial portion of its 2023 Senior Notes resulting in a $17 million savings in cash interest				✓
Environmental events and project safety management tier 1 incidents declined 67% and 65%, respectively, compared to the first half of 2020	✓
Declared cash distribution of $1.72 per common unit for the second quarter of 2021				✓

Industry Factors and Market Indicators
Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, local market

June 30, 2021 | 19

conditions, operating levels of competing facilities, weather conditions, the availability of imports, impacts of foreign imports and foreign subsidies thereof, and the extent of government intervention in agriculture markets.
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

General Business Environment

Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted the worldwide economy, financial markets, and the agricultural industry. The COVID-19 pandemic also resulted in significant business and operational disruptions, including business closures in the restaurant and food supply industries, among others, liquidity strains, destruction of non-essential demand, as well as supply chain challenges, travel restrictions, stay-at-home orders, and limitations on the availability of the workforce, including farmers in the agricultural industry. As a result, the U.S. demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for corn), declined, causing many refineries and plants to reduce production or idle. Over recent quarters, government restrictions have eased, vaccines have become available, and demand for transportation fuels has increased. Demand for ethanol for fuels blending has largely recovered to pre-COVID-19 levels, although an increase in outbreaks of any variant of COVID-19 could reverse this recovery. Additionally, given market conditions for transportation fuels over the past year, the processing of sweet crude oil, including at the crude oil refinery owned and operated by Coffeyville Resources Refining & Marketing, LLC (“CRRM”), an indirect, wholly-owned subsidiary of CVR Energy (the “Coffeyville Refinery”), has increased compared to the period pre-COVID-19 resulting in lower sour crude oil being processed as refineries have adjusted to market dynamics. As a result, pet coke production has declined, including at the Coffeyville Refinery, which has and may continue to cause increased production costs at our Coffeyville Facility. Concerns over the long-term negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility and have diminished expectations for the global economy.

The Partnership believes the general business environment in which it operates will continue to remain volatile during 2021 and into 2022, driven by uncertainty around the availability and prices of its feedstocks and the demand for its products. As a result, future operating results and current and long-term financial condition could be negatively impacted if economic conditions decline, remain volatile, and do not return to pre-pandemic levels. Due to the uncertainty of the global recovery, including its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

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

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 8 billion pounds of soybean oil is expected to be used in producing cleaner biodiesel in 2020 and 2021. Multiple refiners have announced biodiesel expansion projects for 2021 and beyond, which will only

June 30, 2021 | 20

increase the demand and capacity for soybeans. Due to the uncertainty of how these factors will truly affect the soybean market, it is not yet known how the nitrogen business will be impacted.

The preliminary 2021 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 92.7 million acres of corn, representing an increase of 1.9% in corn acres planted as compared to 91.0 million corn acres in 2020. Planted soybean acres are estimated to be 87.6 million acres, representing a 5.4% increase in soybean acres planted as compared to 83.1 million soybean acres in 2020. The combined corn and soybean planted acres of 180.2 million is the highest in history, and based on expected yields and crop prices, farm economics are expected to be very attractive in 2021.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There was a decline in ethanol demand in 2020 due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. However, the lower ethanol demand did not alter the spring 2021 or 2020 planting decisions by farmers as evidenced in the charts below.

U.S. Plant Production of Fuel Ethanol (1)

1,200
1,000
800
600
Barrels per day (in thousands)
1,050
2021
2020
2019
Fuel Ethanol

Corn and Soybean Planted Acres (2)

100%
50%
49%
48%
51%
52%
2021
2020
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services. Planted acres for 2021 are preliminary USDA estimated amounts and will be updated for actual amounts as the information becomes available, which is expected to be during the third quarter of 2021.

Weather continues to be a critical variable for crop production. The normal weather in the spring and the fall of 2020 allowed for an efficient spring application period and fall harvest. However, the unusual derecho storm in the Midwest in August 2020 damaged a significant number of corn acres, reducing harvested corn yields and, coupled with higher demand for corn starting in the second half of 2020, led to much lower corn inventory levels and significantly higher corn prices. Soybeans have also experienced high demand levels starting in the second half of 2020 and inventory levels are much lower, resulting in much higher soybean prices. The higher grain prices have increased expected planted corn and soybean acres for the spring of 2021 and led to higher demand for nitrogen fertilizer, as well as other crop inputs.

Fertilizer prices have risen significantly since January 1, 2021 due to strong grain prices, the strong spring 2021 planting season, and lower fertilizer supply due to nitrogen fertilizer production outages during Winter Storm Uri. In 2020, UAN prices were impacted by the imposition of import duties on UAN product by the European Union (the “EU”), which resulted in shifts in UAN trade flows for product that had previously been shipped to the EU. The impact on pricing of the changes in trade flows was significant in 2020 but has been insignificant in the first half of 2021. While natural gas prices were at historical lows across the world in 2020, they have recovered significantly since the summer of 2020, reducing the incentive to maximize production at nitrogen fertilizer production facilities.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of urea ammonium nitrate solutions (“UAN”) from Russia and Trinidad and Tobago (“Trinidad”). In August 2021, the U.S. Department of Commerce is

June 30, 2021 | 21

expected to decide whether to pursue an investigation to determine the extent of dumping and unfair subsidies associated with imports from Russia and Trinidad, and the ITC will initiate a concurrent investigation to determine whether such imports materially injure the U.S. industry. We believe it is too early to determine if the investigations will proceed and, if so, how it might affect CVR Partners and the nitrogen fertilizer industry in the U.S. in general.

The tables below show relevant market indicators by month through June 30, 2021:

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

The following should be read in conjunction with the information outlined in the previous sections of this Part I, Item 2, the financial statements, and related notes thereto in Part I, Item 1 of this Report.
The charts presented below summarize our ammonia utilization rates on a consolidated basis for the three and six months ended June 30, 2021 and 2020. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.
Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

June 30, 2021 | 22

On a consolidated basis for the three and six months ended June 30, 2021 and 2020, utilization decreased slightly to 98% and 93%, respectively. The decreases during the three and six months ended June 30, 2021 were primarily due to downtime associated with the Messer air separation plant experienced in both January and June of 2021, compared to the same periods of 2020.

Sales and Pricing per Ton - Two of our key operating metrics are total sales for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales were favorable, driven by a strong Spring 2021 planting season. Ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply caused by nitrogen fertilizer production outages during Winter Storm Uri. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended June 30, 2021 versus June 30, 2020

June 30, 2021 | 23

Operating Highlights for the Six Months Ended June 30, 2021 versus June 30, 2020

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2021	2020	2021	2020
Ammonia (gross produced)	217	216	404	417
Ammonia (net available for sale)	70	79	140	157
UAN	334	321	606	638

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Petroleum coke used in production (thousand tons)	134	138	262	263
Petroleum coke (dollars per ton)	$36.69	$31.13	$39.73	$37.59
Natural gas used in production (thousands of MMBtu) (1)	2,154	2,131	4,036	4,272
Natural gas used in production (dollars per MMBtu) (1)	$3.04	$1.94	$3.07	$2.18
Natural gas in cost of materials and other (thousands of MMBtu) (1)	2,711	3,216	3,650	4,633
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.06	$2.17	$3.03	$2.36

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Six Months Ended June 30, 2021 and 2020

Overview - For the three months ended June 30, 2021, the Partnership’s operating income and net income were $30.3 million and $7.0 million, respectively, representing improvements of $56.1 million and $48.6 million, respectively, compared to the three months ended June 30, 2020. Beyond the goodwill impairment of $41.0 million negatively impacting the 2020 period, these increases were driven by the significantly higher pricing environment for ammonia and UAN products in 2021. For the six months ended June 30, 2021, the Partnership’s operating income and net loss were $16.3 million and $18.4

June 30, 2021 | 24

million, respectively, representing a $47.0 million increase in operating income and a $43.9 million decrease in net loss, respectively, compared to the six months ended June 30, 2020. Beyond the goodwill impairment of $41.0 million negatively impacting the 2020 period, these improvements were driven primarily by higher ammonia and UAN sales prices in 2021 due to higher crop pricing coupled with lower fertilizer supply caused by nitrogen fertilizer production outages during Winter Storm Uri in 2021.

Net Sales

225
150
75
0
$ (in millions)
$138.0
$105.1
$198.9
$180.2
Q2
YTD
2021
2020

Operating Income (Loss)
$ (in millions)
50
25
0
(25)
(50)
$30.3
$(25.8)
$16.3
$(30.7)
Q2
YTD
2021
2020

Net Income (Loss)
50
0
(50)
(100)
$ (in millions)
$7.0
$(41.6)
$(18.4)
$(62.3)
Q2
YTD
2021
2020

EBITDA (1)
75
50
25
0
(25)
$ (in millions)
$51.5
$(2.3)
$56.1
$8.3
Q2
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2021, net sales increased by $32.9 million to $138.0 million compared to the three months ended June 30, 2020. This increase was primarily due to favorable pricing conditions which contributed $32.5 million in higher revenues, partially offset by decreased sales volumes contributing $4.8 million in lower revenues, as compared to the three months ended June 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

(in thousands)	Price Variance	Volume Variance
UAN	$26,851	$5,440
Ammonia	5,606	(10,275)

The increase in ammonia sales pricing for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily attributable to favorable market conditions in the second quarter of 2021 compared to difficult market conditions in the second quarter of 2020. Ammonia and UAN sales prices in the current period were favorable primarily

June 30, 2021 | 25

due to higher crop pricing coupled with lower fertilizer supply initially caused by nitrogen fertilizer production outages during Winter Storm Uri. The decrease in ammonia sales volumes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to a higher conversion of ammonia to UAN. The increase in UAN sales volumes for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by higher fertilizer demand due to increasing crop prices.

For the six months ended June 30, 2021, net sales increased by $18.7 million to $198.9 million compared to the six months ended June 30, 2020. This increase was primarily due to favorable sales pricing contributing $32.3 million in higher revenue, offset by decreased sales volumes which contributed $18.3 million in lower revenues, as compared to the six months ended June 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

(in thousands)	Price Variance	Volume Variance
UAN	$25,239	$(1,900)
Ammonia	7,072	(16,353)

The increase in ammonia sales pricing for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily attributable to favorable market conditions in the second quarter of 2021 compared to difficult market conditions in the second quarter of 2020. Ammonia and UAN sales prices in the current period were favorable primarily due to higher crop pricing coupled with continuing lower fertilizer supply initially caused by nitrogen fertilizer production outages during Winter Storm Uri. The decrease in ammonia and UAN sales volumes for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to lower production due to downtime associated with the Messer air separation plant and production and shipping impacts from Winter Storm Uri.

Cost of Materials and Other
50
25
0
$ (in millions)
$26.1
$21.9
$43.9
$45.9
Q2
YTD
2021
2020

Direct Operating Expenses (1)
100
50
0
$ (in millions)
$53.3
$40.0
$90.4
$75.1
Q2
YTD
2021
2020

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three and six months ended June 30, 2021, cost of materials and other was $26.1 million and $43.9 million, respectively, as compared to $21.9 million and $45.9 million for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2021, increased costs were primarily due to increased feedstock costs for coke, natural gas, and hydrogen of $3.7 million, offset by lower third-party ammonia purchases of $0.4 million compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, costs declined as a result of lower purchases of third-party ammonia and distribution costs of $3.3 million and $2.5 million, respectively, as compared to the six months ended June 30, 2020. These decreases were partially offset by increases to refinery coke, natural gas, and hydrogen feedstock purchases of $4.4 million, as compared to the six months ended June 30, 2020.

June 30, 2021 | 26

Direct Operating Expenses (exclusive of depreciation and amortization) - Direct operating expenses (exclusive of depreciation and amortization) for the three and six months ended June 30, 2021 were $53.3 million and $90.4 million, respectively, as compared to $40.0 million and $75.1 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, the increases were primarily due to higher personnel costs for labor and stock based compensation expenses as a result of higher market prices for CVR Partners’ units of $5.9 million and $9.8 million, respectively, higher utilities costs and electrical provider costs at the Coffeyville Facility related to effects from Winter Storm Uri of $6.6 million and $7.8 million, respectively, and higher natural gas prices and increased electrical pricing and usage of $1.6 million and $2.6 million, respectively. These costs were partially offset by lower turnaround expenses and lower chemicals, catalysts, and other operating costs in the current period.

Depreciation and Amortization
50
25
0
$ (in millions)
$21.1
$23.4
$35.2
$39.0
Q2
YTD
2021
2020

Selling, General, and Administrative Expenses, and Other
20
10
0
$ (in millions)
$7.2
$4.5
$13.2
$9.9
Q2
YTD
2021
2020

Depreciation and Amortization Expense - Depreciation and amortization expense for the three and six months ended June 30, 2021 were $21.1 million and $35.2 million, respectively, compared to $23.4 million and $39.0 million for the three and six months ended June 30, 2020, respectively. The decreases were primarily the result of inventory changes and certain assets being fully depreciated or retired.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other for the three and six months ended June 30, 2021 were $7.2 million and $13.2 million, respectively, compared to $4.5 million and $9.9 million, respectively, for the three and six months ended June 30, 2020. The increase was primarily related to higher personnel costs in 2021 due to an increase in stock-based compensation expenses resulting from market increases in CVR Partners’ unit price.

Other Income, Net - Other income, net for the three and six months ended June 30, 2021 was nominal and $4.6 million, respectively, compared to less than $0.1 million for both the three and six months ended June 30, 2020. The increase was due to sales of natural gas volumes at the East Dubuque Facility in February 2021.

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

Beginning with the second quarter of 2021, management began reporting Adjusted EBITDA, as defined below. We believe the presentation of this non-GAAP measure is meaningful to compare our operating results between periods and peer companies. All prior periods presented have been conformed to the definition below. The following are non-GAAP measures we present for the period ended June 30, 2021:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

June 30, 2021 | 27

Adjusted EBITDA - EBITDA adjusted for certain significant non-cash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

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

We present these measures because we believe they may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our U.S. GAAP results, including, but not limited to, our operating performance as compared to other publicly traded companies in the fertilizer industry, without regard to historical cost basis or financing methods, and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures. Refer to the “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Goodwill Impairment

As a result of lower expectations for market conditions in the fertilizer industry during 2020, the market performance of the Partnership’s common units, a qualitative analysis, and additional risks associated with the business, the Partnership performed an interim quantitative impairment assessment of goodwill for the Coffeyville Facility reporting unit as of June 30, 2020. The results of the impairment test indicated the carrying amount of this reporting unit exceeded the estimated fair value, and a full, non-cash impairment charge of $41 million was required. Refer to Part II, Item 8 of our 2020 Form 10-K for further discussion.

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$7,020	$(41,612)	$(18,364)	$(62,347)
Interest expense, net	23,334	15,890	39,251	31,673
Income tax expense	—	10	19	17
Depreciation and amortization	21,119	23,371	35,242	38,968
EBITDA	51,473	(2,341)	56,148	8,311
Adjustments:
Goodwill impairment	—	40,969	—	40,969
Adjusted EBITDA	$51,473	$38,628	$56,148	$49,280

June 30, 2021 | 28

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$(2,572)	$(20,929)	$22,979	$6,778
Non-cash items:
Loss on extinguishment of debt	(7,763)	—	(7,763)	—
Goodwill impairment	—	(40,969)	—	(40,969)
Other	(7,928)	(1,426)	(12,779)	(2,211)
Adjustments:
Interest expense, net	23,334	15,890	39,251	31,673
Income tax expense	—	10	19	17
Change in assets and liabilities	46,402	45,083	14,441	13,023
EBITDA	51,473	(2,341)	56,148	8,311
Goodwill impairment	—	40,969	—	40,969
Adjusted EBITDA	$51,473	$38,628	$56,148	$49,280

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
EBITDA	$51,473	$(2,341)	$56,148	$8,311
Non-cash items:
Goodwill impairment	—	40,969	—	40,969
Current (reserves) adjustments for amounts related to:
Debt service	(14,725)	(14,999)	(29,721)	(29,998)
Financing fees	(3,244)	—	(3,244)	—
Maintenance capital expenditures	(2,855)	(2,220)	(4,939)	(6,358)
Utility pass-through	4,145	—	4,145	—
Common units repurchased	—	(1,008)	(529)	(1,008)
Other (reserves) releases:
Reserve for recapture of prior negative available cash	(14,980)	(5,917)	(14,980)	(5,917)
Future turnaround	(1,403)	(1,500)	(2,880)	(1,500)
Previously established cash reserves	—	—	5,308	2,567
Reserve for repayment of current portion of long-term debt	—	(2,240)	—	(2,240)
Cash reserves for future operating needs	—	(10,744)	—	(10,744)
Available Cash for distribution (1) (2)	$18,411	$—	$9,308	$(5,918)

Common units outstanding	10,681	11,239	10,681	11,239

(1)Amount represents the cumulative available cash based on year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership paid no cash distributions related to the first quarter of 2021, and declared a cash distribution of $1.72 per common unit related to the second quarter of 2021.

June 30, 2021 | 29

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic resulted in a reduction in U.S. economic activity. These effects caused significant volatility and disruption of the financial markets, and we have observed adverse impacts to our business and financial performance, of which the nature and extent of such impacts remains uncertain. In early 2021, as the impacts of the COVID-19 pandemic started to recover, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, leading to lower fertilizer supply due to production outages which increased the price of fertilizer. This period of extreme economic disruption may continue to have an impact on our business, results of operations, and access to sources of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as COVID-19 vaccines are distributed and countries and states continue to monitor their efforts against the virus, and variants thereof, and weigh further lock-down measures. In executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Taking advantage of downtime to perform maintenance activities which enabled us to defer the East Dubuque Facility turnaround from 2021 to 2022; and
•Reducing the amount of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are critical to support future activities.

When paired with the actions outlined above and prudently managing our operating costs and capital expenditures in 2021, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

On June 23, 2021, the Partnership completed a private offering of $550 million aggregate principal amount of 6.125% Senior Unsecured Notes due 2028 (the “2028 Notes”), which mature on June 15, 2028. The issuance of the 2028 Notes, along with the associated partial redemption of the Partnership’s 9.25% Senior Notes due 2023 (the “2023 Notes”) of $550 million, collectively represent a significant and favorable change in the Partnership’s cash flow and liquidity position, with an annual savings of approximately $17 million in future interest expense, as compared to our 2020 Form 10-K. The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2021, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of June 30, 2021, we had cash and cash equivalents of $42.8 million, including $1.8 million of customer advances. Combined with $32.0 million available under our ABL Credit Agreement, we had total liquidity of $74.8 million. As of December 31, 2020, we had $30.6 million in cash and cash equivalents, including $7.6 million of customer advances.

June 30, 2021 | 30

	June 30, 2021	December 31, 2020
(in thousands)
9.25% Senior Secured Notes, due June 2023 (1)	$95,000	$645,000
6.125% Senior Secured Notes, due June 2028 (1)	550,000	—
Unamortized discount and debt issuance costs	(4,579)	(11,058)
Total long-term debt	$640,421	$633,942
Current portion of long-term debt (2)	—	2,240
Total long-term debt, including current portion	$640,421	$636,182

(1)The call price of the 2023 Notes decreased to par on June 15, 2021. On June 23, 2021, the Partnership redeemed $550 million of the 2023 Notes at par, plus accrued and unpaid interest. The remaining balance of $95 million is outstanding as of June 30, 2021.
(2)The $2.2 million outstanding balance of the 6.50% Notes, due April 2021, was paid in full on April 15, 2021.

On June 23, 2021, the Partnership completed the private offering the 2028 Notes. The net proceeds from the 2028 Notes, plus cash on hand, were used to redeem a portion of the 2023 Notes. The Partnership has the remaining portion of the 2023 Notes, the 2028 Notes, and an AB Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 8 (“Long-Term Debt”) for further discussion of the issuance of the 2028 Notes and the partial redemption of the 2023 Notes.

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

Our total capital expenditures for the six months ended June 30, 2021, along with our estimated expenditures for 2021 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2021	2021
Maintenance capital	$4,939	$20,000 - 22,000
Growth capital	1,917	7,000 - 9,000
Total capital expenditures	$6,856	$27,000 - 31,000

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

June 30, 2021 | 31

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. There were no distributions declared or paid by the Partnership during the six months ended June 30, 2021 related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the second quarter of 2021, the Partnership, upon approval by the Board on August 2, 2021, declared a distribution of $1.72 per common unit, or $18.4 million, which is payable August 23, 2021 to unitholders of record as of August 13, 2021. Of this amount, CVR Energy will receive approximately $6.7 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended June 30, 2021, the Partnership did not repurchase any common units. During the six months ended June 30, 2021, the Partnership repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and six months ended June 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, the Partnership repurchased 89,022 common units at a cost of $1.0 million, inclusive of transaction costs, or an average price of $10.72 per common unit. As of June 30, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net cash flow provided by (used in):
Operating activities	$22,979	$6,778	$16,201
Investing activities	(5,344)	(10,157)	4,813
Financing activities	(5,375)	(1,058)	(4,317)
Net increase (decrease) in cash and cash equivalents	$12,260	$(4,437)	$16,697

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is primarily due to a $47.8 million increase in EBITDA and a $7.8 million loss on extinguishment of debt associated with the partial redemption of the 2023 Notes in June 2021. This activity is partially offset by a non-cash impairment of goodwill of $41.0 million recognized in 2020.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, was due to decreased capital expenditures during 2021 of $4.8 million resulting from measures taken in 2020 to defer capital projects in light of the economic downturn, including the reduction of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the partial redemption of the 2023 Notes of $550.0 million, the redemption of the

June 30, 2021 | 32

remaining 2021 Notes of $2.2 million, and the payment of $2.6 million in deferred financing costs during the second quarter of 2021 related to the offering of the 2028 Notes. These decreases were partially offset by the Partnership’s June 2021 offering of $550.0 million of the 2028 Notes, coupled with a reduction of $0.5 million in repurchases of the Partnership’s common units in 2021 compared to 2020.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2020 Form 10-K. No modifications have been made during the three and six months ended June 30, 2021 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2021 as compared to the risks discussed in Part II, Item 7A of our 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 5. Other Information

None.

June 30, 2021 | 33

Item 6. Exhibits

Exhibit	Exhibit Description

4.1**
Indenture, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on June 23, 2021).

4.2**	Form of 6.125% Senior Secured Note due 2028 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on June 23, 2021).
10.1**
Collateral Trust Joinder, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 23, 2021).

10.2**
The Joinder Agreement (Other Parity Lien Obligations), dated as of June 23, 2021, among Wilmington Trust, National Association, as an other parity obligations representative, UBS AG, Stamford Branch, as collateral agent under the Existing ABL Facility, Wilmington Trust, National Association, as applicable parity lien representative, Wilmington Trust, National Association, as parity lien collateral trustee and CVR Partners, LP (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on June 23, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
32.1†	Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer.
101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2021 | 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

August 3, 2021	By:	/s/ Tracy D. Jackson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

June 30, 2021 | 35