Form 10-Q
period 2021-09-30
CVR PARTNERS, LP
filed 2021-11-02
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,681,332 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 29, 2021.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2021

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	35
	Condensed Consolidated Balance Sheets - September 30, 2021 and December 31, 2020 (unaudited)	5	Item 1A.	Risk Factors	35
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6	Item 5.	Other Information	35
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7	Item 6.	Exhibits	36
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2021 and 2020 (unaudited)	8	Signatures		38
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2021 | 2

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
Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties and other factors could cause actual results and trends to differ materially from those projected or forward-looking. Forward-looking statements, as well as certain risks, contingencies, or uncertainties that may impact our forward-looking statements, include, but are not limited to, the following:
•our ability to generate distributable cash or make cash distributions on our common units, including reserves and future uses of cash;
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
•the impact of weather on our business, including our ability to produce, market, sell, transport or deliver fertilizer products profitably or at all, and on commodity supply and/or pricing;
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
•product pricing, including contracted sales and our ability to realize market prices, in full or at all;
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

September 30, 2021 | 3

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

September 30, 2021 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$100,669	$30,559
Accounts receivable	32,928	36,896
Inventories	59,026	42,349
Prepaid expenses and other current assets	3,127	8,410
Total current assets	195,750	118,214
Property, plant, and equipment, net	856,686	897,847
Other long-term assets	15,868	16,819
Total assets	$1,068,304	$1,032,880

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$38,807	$19,544
Accounts payable to affiliates	6,409	5,217
Deferred revenue	33,754	30,631
Other current liabilities	36,219	20,949
Total current liabilities	115,189	76,341
Long-term liabilities:
Long-term debt, net of current portion	625,234	633,942
Other long-term liabilities	15,876	8,356
Total long-term liabilities	641,110	642,298
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,681,332 and 10,705,710 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively	312,004	314,240
General partner interest	1	1
Total partners’ capital	312,005	314,241
Total liabilities and partners’ capital	$1,068,304	$1,032,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2021	2020	2021	2020
Net sales	$144,715	$79,482	$343,660	$259,654
Operating costs and expenses:
Cost of materials and other	26,114	21,736	69,974	67,675
Direct operating expenses (exclusive of depreciation and amortization)	48,260	38,555	138,626	113,686
Depreciation and amortization	17,406	18,029	52,648	56,997
Cost of sales	91,780	78,320	261,248	238,358
Selling, general and administrative expenses	6,619	4,232	19,310	14,038
Loss on asset disposal	—	39	477	120
Goodwill impairment	—	—	—	40,969
Operating income (loss)	46,316	(3,109)	62,625	(33,831)
Other (expense) income:
Interest expense, net	(11,313)	(15,877)	(50,564)	(47,550)
Other income, net	26	57	4,623	122
Income (loss) before income tax expense	35,029	(18,929)	16,684	(81,259)
Income tax expense	—	23	19	40
Net income (loss)	$35,029	$(18,952)	$16,665	$(81,299)

Basic and diluted earnings (loss) per unit	$3.28	$(1.70)	$1.56	$(7.22)
Distributions declared per common unit	$1.72	$—	$1.72	$—

Weighted-average common units outstanding:
Basic and Diluted	10,681	11,129	10,686	11,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241
Unit repurchases	(24,378)	(529)	—	(529)
Net loss	—	(25,384)	—	(25,384)
Balance at March 31, 2021	10,681,332	$288,327	$1	$288,328
Net income	—	7,020	—	7,020
Balance at June 30, 2021	10,681,332	$295,347	$1	$295,348
Cash distributions to common unitholders - Affiliates	—	(6,694)	—	(6,694)
Cash distributions to common unitholders - Non-affiliates	—	(11,678)	—	(11,678)
Net income	—	35,029	—	35,029
Balance at September 30, 2021	10,681,332	$312,004	$1	$312,005

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2019	11,328,297	$419,543	$1	$419,544
Land exchange with affiliate	—	(116)	—	(116)
Net loss	—	(20,735)	—	(20,735)
Balance at March 31, 2020	11,328,297	$398,692	$1	$398,693
Repurchase of common units	(89,022)	(955)	—	(955)
Net loss	—	(41,612)	—	(41,612)
Balance at June 30, 2020	11,239,275	$356,125	$1	$356,126
Repurchase of common units	(140,378)	(1,322)	—	(1,322)
Net loss	—	(18,952)	—	(18,952)
Balance at September 30, 2020	11,098,897	$335,851	$1	$335,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$16,665	$(81,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,648	56,997
Goodwill impairment	—	40,969
Share-based compensation	15,459	(121)
Loss on extinguishment of debt	8,299	—
Other adjustments	3,142	4,089
Change in assets and liabilities:
Current assets and liabilities	21,009	7,381
Non-current assets and liabilities	3,046	1,201
Net cash provided by operating activities	120,268	29,217
Cash flows from investing activities:
Capital expenditures	(10,248)	(15,174)
Proceeds from sale of assets	42	48
Net cash used in investing activities	(10,206)	(15,126)
Cash flows from financing activities:
Repurchase of common units	(529)	(2,277)
Proceeds from issuance of senior secured notes	550,000	—
Principal payments on senior secured notes	(567,240)	—
Cash distributions to common unitholders - Affiliates	(6,694)	—
Cash distributions to common unitholders - Non-affiliates	(11,678)	—
Payment of deferred financing costs	(3,733)	(448)
Other financing activities	(78)	(75)
Net cash used in financing activities	(39,952)	(2,800)
Net increase in cash and cash equivalents	70,110	11,291
Cash and cash equivalents, beginning of period	30,559	36,994
Cash and cash equivalents, end of period	$100,669	$48,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2021 | 8

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

Interest Holders

As of September 30, 2021, public common unitholders held approximately 64% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held approximately 36% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of September 30, 2021, Icahn Enterprises L.P. and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended September 30, 2021, the Partnership did not repurchase any common units. During the nine months ended September 30, 2021, the Partnership repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and nine months ended September 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, the Partnership repurchased 140,378 and 229,400 common units, respectively, at a cost of $1.3 million and $2.3 million, respectively, inclusive of transaction costs, or an average price of $9.42 and $9.92 per common unit, respectively. As of September 30, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

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

September 30, 2021 | 9

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

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2021, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. ASU 2021-01 clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Partnership is currently evaluating the impact of adopting this new accounting standard, but does not expect it to have a material impact on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Finished goods	$22,393	$9,815
Raw materials	787	152
Parts, supplies and other	35,846	32,382
Total inventories	$59,026	$42,349

September 30, 2021 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Machinery and equipment	$1,393,816	$1,388,735
Buildings and improvements	17,598	17,598
Automotive equipment	16,696	16,608
Land and improvements	14,199	14,132
Construction in progress	18,090	12,098
Other	2,220	1,721
	1,462,619	1,450,892
Less: Accumulated depreciation and amortization	605,933	553,045
Total property, plant and equipment, net	$856,686	$897,847

As of September 30, 2021, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under ASC Topic 360, Property, Plant, and Equipment.

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

Balance Sheet Summary as of September 30, 2021 and December 31, 2020

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating and finance leases at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$5,363	$—	$7,327	$—
Real estate and other	2,849	60	3,040	101
Lease liability
Railcars	$5,363	$—	$7,696	$—
Real estate and other	716	18	867	105

September 30, 2021 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lease Expense Summary for the Three and Nine Months Ended September 30, 2021 and 2020

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and nine months ended September 30, 2021 and 2020, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$956	$1,000	$2,876	$3,144
Finance lease expense:
Amortization of ROU asset	$33	$25	$77	$75
Interest expense on lease liability	1	1	2	5
Short-term lease expense	$121	$113	$421	$316

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	2.3 years	0.6 years	2.9 years	1.3 years
Weighted-average discount rate	5.1%	4.0%	5.1%	4.0%

Maturities of Lease Liabilities

The following summarizes the remaining minimum lease payments through maturity of the Partnership’s ROU assets and liabilities at September 30, 2021:

(in thousands)	Operating Leases	Finance Leases
Remainder of 2021	$914	$18
2022	3,220	—
2023	1,359	—
2024	676	—
2025	261	—
Thereafter	—	—
Total lease payments	6,430	18
Less: imputed interest	(351)	—
Total lease liability	$6,079	$18

September 30, 2021 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued interest	$11,326	$2,506
Share-based compensation	8,002	442
Personnel accruals	7,060	7,475
Operating lease liabilities	3,317	3,309
Sales incentives	2,888	2,215
Accrued taxes other than income taxes	2,196	1,769
Prepaid revenue contracts	145	197
Current portion of long-term debt and finance lease obligations	18	2,240
Other accrued expenses and liabilities	1,267	796
Total other current liabilities	$36,219	$20,949

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2021	December 31, 2020
9.25% Senior Secured Notes, due June 2023 (1)(5)	$80,000	$645,000
6.125% Senior Secured Notes, due June 2028 (1)	550,000	—
Unamortized discount and debt issuance costs (2)	(4,766)	(11,058)
Total long-term debt and finance lease obligations, net of current portion	625,234	633,942
Current portion of long-term debt and finance lease obligations (3)(4)	18	2,240
Total long-term debt and finance lease obligations, including current portion	$625,252	$636,182

(1)The estimated fair value of the 9.25% Senior Secured Notes due June 2023 (the “2023 Notes”) was approximately $80.2 million and $645.7 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of the 6.125% Senior Secured Notes due June 2028 was approximately $576.8 million as of September 30, 2021. These estimates of fair value are a Level 2 measurement as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(2)For the three and nine months ended September 30, 2021, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $0.2 million and $2.2 million, respectively, and for the three and nine months ended September 30, 2020, Interest expense, net totaled approximately $1.0 million and $2.8 million, respectively.
(3)The $2.2 million outstanding balance of the 6.50% Notes, due April 2021, was paid in full on April 15, 2021.
(4)Current portion of finance lease obligations recognized was nominal as of September 30, 2021. Amount is reported in Other current liabilities.
(5)The call price of the 2023 Notes decreased to par on June 15, 2021. On June 23, 2021 and September 23, 2021, the Partnership redeemed $550 million and $15 million, respectively, of the 2023 Notes at par, plus accrued and unpaid interest. The remaining balance of $80 million is outstanding as of September 30, 2021.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2021	Outstanding Letters of Credit	Available Capacity as of September 30, 2021	Maturity Date
ABL Credit Facility (1)(2)(3)	$35,000	$—	$—	$35,000	September 30, 2024

(1)On September 30, 2021, the Partnership entered into a senior secured asset based credit agreement with an aggregate principal amount of up to $35.0 million with a maturity date of September 30, 2024 (the “ABL Credit Facility”) and terminated its $35.0 million ABL Credit Agreement, dated as of September 30, 2016, as amended (the “2016 ABL Credit Agreement”).
(2)Beginning September 30, 2021, loans under the Partnership’s ABL Credit Facility bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if our quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if our quarterly

September 30, 2021 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
excess availability is greater than or equal to 50% but less than 75%, or (iii) (a) 2.115% plus SOFR or (b) 1.115% plus a base rate, otherwise.
(3)Amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.

2028 Notes - On June 23, 2021, CVR Partners and its subsidiary, CVR Nitrogen Finance Corporation (“Finance Co.” and, together with CVR Partners, the “Issuers”), completed a private offering of $550 million aggregate principal amount of 6.125% Senior Secured Notes due June 2028 (the “2028 Notes”). Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 each year, commencing on December 15, 2021. The 2028 Notes mature on June 15, 2028, unless earlier redeemed or repurchased by the Issuers. The 2028 Notes are jointly and severally guaranteed on a senior secured basis by all the existing domestic subsidiaries of CVR Partners, excluding Finance Co.

In relation to the issuance of the 2028 Notes, the Partnership received $546.7 million of net cash proceeds, net of underwriting fees and other third-party fees and expenses associated with the offering. The debt issuance costs of the 2028 Notes totaled approximately $3.9 million and are being amortized over the term of the 2028 Notes as interest expense using the effective-interest amortization method.

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

The indenture governing the 2028 Notes contains covenants that are substantially the same as the indenture governing the 2023 Notes. However, the 2028 Notes contain a permitted investment activity carveout that allows for the transfer of certain carbon capture assets to a joint venture for the purpose of monetizing potential tax credits.

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

On September 23, 2021, the Partnership redeemed $15 million aggregate principal amount of the outstanding 2023 Notes at par and settled accrued interest of approximately $0.4 million through the date of redemption. As a result of the redemption, the Partnership recognized in Interest expense, net a $0.2 million loss on extinguishment of debt in the third quarter of 2021, which includes the write-off of unamortized deferred financing costs and discount of $0.1 million and $0.1 million, respectively.

ABL Credit Facility - On September 30, 2021, CVR Partners, LP and its subsidiaries, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, Finance Co. and CVR Nitrogen GP, LLC, entered into the ABL Credit Facility with Wells Fargo Bank National Association, a national banking association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The ABL Credit Facility has an aggregate principal amount of availability of up to $35.0 million with an incremental facility, which permits an increase in borrowings of up to $15.0 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for general corporate purposes of the Partnership and its subsidiaries. The ABL Credit Facility provides for loans and letters of credit, subject to meeting certain borrowing base conditions, with sub-limits of $3.5 million for swingline loans and $10.0 million for letters of credit. The ABL Credit Facility is scheduled to mature on September 30, 2024.

Loans under the ABL Credit Facility initially bear interest at an annual rate equal to, at the option of the borrowers, (i) 1.615% plus SOFR or (ii) 0.615% plus a base rate. Based on the previous quarter’s excess availability, such annual rate could

September 30, 2021 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
increase to, at the option of the borrowers, (i) 2.115% plus SOFR or (ii) 1.115% plus a base rate. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

The ABL Credit Facility contains customary covenants for a financing of this type and requires the Partnership in certain circumstances to comply with a minimum fixed charge coverage ratio test and contains other restrictive covenants that limit the ability of the Partnership and its subsidiaries ability to, among other things, incur liens, engage in a consolidation, merger, purchase or sale of assets, pay dividends, incur indebtedness, make advances, investments and loans, enter into affiliate transactions, issue certain equity interests, create subsidiaries and unrestricted subsidiaries, and create certain restrictions on the ability to make distributions, loans, and asset transfers among the Partnership or its subsidiaries.

In connection with the ABL Credit Facility, the Partnership incurred lender and other third-party costs of $0.8 million which have been deferred in Prepaid expenses and other current assets and Other long-term assets and are being amortized as interest expense over the term of the ABL Credit Facility using the straight-line amortization method.

2016 ABL Credit Agreement - On September 30, 2021, the Partnership terminated its 2016 ABL Credit Agreement, which had no outstanding borrowings. As a result of the termination, the Partnership recognized in Interest expense, net a loss on extinguishment of $0.3 million, which is comprised of the write-off of unamortized deferred financing costs.

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2021.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Ammonia	$26,550	$12,995	$68,180	$63,906
UAN	98,312	51,042	223,972	153,350
Urea products	8,168	3,385	19,746	10,453
Net sales, exclusive of freight and other	133,030	67,422	311,898	227,709
Freight revenue	9,249	9,545	24,234	24,222
Other revenue	2,436	2,515	7,528	7,723
Net sales	$144,715	$79,482	$343,660	$259,654

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021, the Partnership had approximately $6.7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $1.3 million of these performance obligations as revenue by the end of 2021, an additional $3.5 million in 2022, and the remaining balance thereafter.

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

September 30, 2021 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A summary of the deferred revenue activity for the nine months ended September 30, 2021 is presented below:

(in thousands)
Balance at December 31, 2020	$30,631
Add:
New prepay contracts entered into during the period (1)	54,252
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(29,735)
Revenue recognized related to contracts entered into during the period	(21,253)
Other changes	(141)
Balance at September 30, 2021	$33,754

(1) Includes $50.2 million where payment associated with prepaid contracts was collected as of September 30, 2021.

(10) Share-Based Compensation

A summary of compensation expense for the three and nine months ended September 30, 2021 and 2020 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Phantom Units	$4,563	$144	$13,096	$(54)
Other Awards (1)	925	(96)	2,363	(67)
Total share-based compensation expense	$5,488	$48	$15,459	$(121)

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

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2021, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

September 30, 2021 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures and deferred financing costs included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Supplemental disclosures:
Cash paid for interest	$31,547	$30,058
Cash paid for income taxes, net of refunds	27	73
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,745	3,049
Operating cash flows from finance leases	2	5
Financing cash flows from finance leases	78	75
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	3,279	(1,411)
Change in deferred financing costs included in accounts payable	677	—

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2021 and 2020 is summarized below.

Related Party Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Sales to related parties (1)	$7	$107	$308	$989
Purchases from related parties (2)	11,286	5,025	29,109	16,289

	September 30, 2021	December 31, 2020
Due to related parties (3)	2,891	694

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

September 30, 2021 | 17

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of September 30, 2021.

			Dividends Paid (in thousands)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the third quarter of 2021, the Partnership, upon approval by the Board on November 1, 2021, declared a distribution of $2.93 per common unit, or $31.3 million, which is payable November 22, 2021 to unitholders of record as of November 12, 2021. Of this amount, CVR Energy will receive approximately $11.4 million, with the remaining amount payable to public unitholders.

September 30, 2021 | 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021 (the “2020 Form 10-K”). Results of operations for the three and nine months ended September 30, 2021 and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

September 30, 2021 | 19

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

Achievements

During the first nine months of 2021, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Operated both facilities safely and reliably and at high utilization rates	✓	✓	✓
Achieved reductions in environmental events and project safety management tier 1 incidents of 75% and 73%, respectively, compared to the first nine months of 2020	✓
Achieved record truck shipments and total shipments from the Coffeyville Facility in March 2021		✓	✓	✓
Achieved record ammonia production at the Coffeyville Facility in September 2021		✓	✓
Utilized downtime throughout the year to proactively complete maintenance work at the Coffeyville Facility, enabling the deferral of the planned turnaround from Fall 2021 to Summer 2022		✓	✓	✓
Reduced CVR Partners’ annual cash interest expense by over 31% through refinancing a substantial portion of the 2023 Notes and subsequently redeeming $15 million of the remaining balance of the 2023 Notes
✓
Declared total cash distributions of $4.65 per common unit related to the first nine months of 2021				✓

September 30, 2021 | 20

Industry Factors and Market Indicators
Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, local market conditions, operating levels of competing facilities, weather conditions, the availability of imports, impacts of foreign imports and foreign subsidies thereof, and the extent of government intervention in agriculture markets.
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

General Business Environment

Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted the worldwide economy, financial markets, and the agricultural industry, resulting in significant business and operational disruptions. Consequently, the U.S. demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for corn), declined, causing many refineries and plants to reduce production or idle. During 2021, government restrictions have eased, vaccines have become available, and demand for transportation fuels has increased. Demand for ethanol for fuels blending has largely recovered to pre-COVID-19 levels, although an increase in outbreaks of any variant of COVID-19 could reverse this recovery. Concerns over the long-term negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility and have diminished expectations for the global economy.

The Partnership believes the general business environment in which it operates will continue to remain volatile during 2021 and into 2022, driven by uncertainty around the availability and prices of its feedstocks, demand for its products, and global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively impacted if economic conditions decline, remain volatile, and do not return to pre-pandemic levels. Due to the uncertainty of the global recovery, including its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2021 and 2020.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 8 billion pounds of soybean oil is expected to be used in producing cleaner biodiesel

September 30, 2021 | 21

in marketing year 2020/2021. Multiple refiners have announced biodiesel expansion projects for 2021 and beyond, which will only increase the demand and capacity for soybeans. Due to the uncertainty of how these factors will truly affect the soybean market, it is not yet known how the nitrogen business will be impacted.

The 2021 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 93.3 million acres of corn, representing an increase of 2.9% in corn acres planted as compared to 90.7 million corn acres in 2020. Planted soybean acres are estimated to be 87.2 million acres, representing a 4.7% increase in soybean acres planted as compared to 83.4 million soybean acres in 2020. The combined corn and soybean planted acres of 180.5 million is the highest in history, and based on expected yields and crop prices, farm economics have been very attractive in 2021.

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

Barrels per day
(in thousands)
1,200
1,000
800
600
925
2021
2020
2019
Fuel Ethanol

Corn and Soybean Planted Acres (2)
100%
50%
48%
52%
48%
52%
2021
2020
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services.

Weather continues to be a critical variable for crop production. The normal weather in the spring and the fall of 2020 allowed for an efficient spring application period and fall harvest. However, the unusual derecho storm in the Midwest in August 2020 damaged a significant number of corn acres, reducing harvested corn yields and, coupled with higher demand for corn starting in the second half of 2020, led to much lower corn inventory levels and significantly higher corn prices. Soybeans have also experienced high demand levels starting in the second half of 2020 and inventory levels are much lower, resulting in much higher soybean prices. The higher grain prices increased planted corn and soybean acres for the spring of 2021 and led to higher demand for nitrogen fertilizer, as well as other crop inputs.

Fertilizer prices have risen significantly since January 1, 2021 due to strong grain prices, the strong spring 2021 planting season, and lower fertilizer supply due to nitrogen fertilizer production outages during Winter Storm Uri and Hurricane Ida and significant escalation in global feedstock costs for nitrogen fertilizer production. While natural gas prices were at historical lows across the world in 2020, they have escalated significantly since the summer of 2021, causing nitrogen fertilizer production to be reduced or shut-in in Europe. In addition to escalating coal and LNG prices in China, nitrogen fertilizer exports have been reduced significantly in the second half of 2021.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). In August 2021, the U.S. Department of Commerce decided to pursue an investigation to determine the extent of dumping and unfair subsidies associated with imports from Russia and Trinidad, and the ITC initiated a

September 30, 2021 | 22

concurrent investigation to determine whether such imports materially injure the U.S. industry. We believe it is too early to determine how these investigations might affect CVR Partners and the nitrogen fertilizer industry in the U.S. in general.

The tables below show relevant market indicators by month through September 30, 2021:

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
The charts presented below summarize our ammonia utilization rates on a consolidated basis for the three and nine months ended September 30, 2021 and 2020. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.
Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

September 30, 2021 | 23

On a consolidated basis for the three and nine months ended September 30, 2021, utilization decreased to 94% and 93%, respectively. The decreases during the three and nine months ended September 30, 2021 were primarily due to downtime associated with the Messer air separation plant at the Coffeyville Facility experienced in January, June, and August of 2021 (the “Messer Outages”), as well as downtime at the Coffeyville Facility and East Dubuque Facility in July and September 2021, respectively, due to externally driven power outages (the “Power Outages”), compared to the same periods of 2020.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were unfavorable, driven by lower production due to the Messer Outages and the Power Outages. For the three and nine months ended September 30, 2021, the low sales volumes were more than offset by price increases of 110% and 42%, respectively, for ammonia and 118% and 54%, respectively, for UAN. Ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply driven by production outages from Winter Storm Uri in February 2021 and Hurricane Ida in August and September 2021, as well as increased industry turnaround activity. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended September 30, 2021 versus September 30, 2020

September 30, 2021 | 24

Operating Highlights for the Nine Months Ended September 30, 2021 versus September 30, 2020
Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. Production for the three and nine months ended September 30, 2021 was impacted by the Messer Outages and the Power Outages. The table below presents these metrics for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2021	2020	2021	2020
Ammonia (gross produced)	205	215	610	631
Ammonia (net available for sale)	65	71	205	228
UAN	314	330	920	968

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Petroleum coke used in production (thousand tons)	129	129	390	393
Petroleum coke (dollars per ton)	$50.35	$35.11	$43.23	$36.77
Natural gas used in production (thousands of MMBtu) (1)	2,043	2,136	6,079	6,408
Natural gas used in production (dollars per MMBtu) (1)	$4.29	$2.10	$3.48	$2.15
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,786	2,026	5,436	6,660
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.78	$2.01	$3.27	$2.25

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Nine Months Ended September 30, 2021 and 2020

Overview - For the three months ended September 30, 2021, the Partnership’s operating income and net income were $46.3 million and $35.0 million, respectively, representing improvements of $49.4 million and $54.0 million, respectively, compared to the three months ended September 30, 2020. These increases were driven by the significantly higher pricing environment for ammonia and UAN products in 2021. For the nine months ended September 30, 2021, the Partnership’s operating income and net income were $62.6 million and $16.7 million, respectively, representing a $96.4 million and $98.0

September 30, 2021 | 25

million increase in operating income and net income, respectively, compared to the nine months ended September 30, 2020. Beyond the goodwill impairment of $41.0 million negatively impacting the 2020 period, these improvements were driven primarily by higher ammonia and UAN sales prices in 2021 due to higher crop pricing combined with lower nitrogen fertilizer supply driven by production outages during Winter Storm Uri in February 2021, Hurricane Ida in August and September 2021, and an increase in turnaround activity across the industry that further reduced available supply.

Net Sales
$ (in millions)
400
300
200
100
0
$144.7
$79.5
$343.7
$259.7
Q3
YTD
2021
2020

Operating Income (Loss)
$ (in millions)
75
50
25
0
(25)
(50)
$46.3
$(3.1)
$62.6
$(33.8)
Q3
YTD
2021
2020

Net Income (Loss)
50
0
(50)
(100)
$ (in millions)
$35.0
$(19.0)
$16.7
$(81.3)
Q3
YTD
2021
2020

EBITDA (1)
$ (in millions)
125
100
75
50
25
0
$63.7
$15.0
$119.9
$23.3
Q3
YTD
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2021, net sales increased by $65.2 million to $144.7 million compared to the three months ended September 30, 2020. This increase was primarily due to favorable pricing conditions which contributed $67.3 million in higher revenues, partially offset by decreased sales volumes contributing $6.4 million in lower revenues, as compared to the three months ended September 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

(in thousands)	Price Variance	Volume Variance
UAN	$53,358	$(6,044)
Ammonia	13,908	(353)

The $265 and $165 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were primarily attributable to continued improvement in market conditions as supplies of nitrogen fertilizer remained tight following the production outages related to

September 30, 2021 | 26

Winter Storm Uri, heightened turnaround activity during the summer, and further production outages following Hurricane Ida. The decrease in UAN sales volumes for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to lower production at both facilities caused by the Messer Outages and the Power Outages.

For the nine months ended September 30, 2021, net sales increased by $84.0 million to $343.7 million compared to the nine months ended September 30, 2020. This increase was primarily due to favorable sales pricing contributing $99.3 million in higher revenue, partially offset by decreased sales volumes which contributed $24.4 million in lower revenues, as compared to the nine months ended September 30, 2020.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

(in thousands)	Price Variance	Volume Variance
UAN	$79,174	$(8,521)
Ammonia	20,166	(15,892)

The $123 and $84 per ton increases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were primarily attributable to improved market conditions due to continued strong demand for crop inputs as a result of higher crop prices and tight fertilizer inventories driven by nitrogen fertilizer production outages during Winter Storm Uri and Hurricane Ida and heightened turnaround activity during the summer. The decrease in ammonia and UAN sales volumes for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to lower production due to the Messer Outages and production and shipping impacts from Winter Storm Uri.

Cost of Materials and Other
$ (in millions)
75
50
25
0
$26.1
$21.7
$70.0
$67.7
Q3
YTD
2021
2020

Direct Operating Expenses (1)
$ (in millions)
150
100
50
0
$48.3
$38.6
$138.6
$113.7
Q3
YTD
2021
2020

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three and nine months ended September 30, 2021, cost of materials and other was $26.1 million and $70.0 million, respectively, as compared to $21.7 million and $67.7 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, increased costs were primarily due to increased feedstock costs for coke, natural gas, and hydrogen of $6.8 million and $11.2 million, respectively, offset by lower distribution costs of $2.2 million and $5.4 million, respectively. Further, during the nine months ended September 30, 2021, there were lower purchases of third-party ammonia of $3.3 million as compared to the nine months ended September 30, 2020 which offset the increased feedstock costs.

September 30, 2021 | 27

Direct Operating Expenses (exclusive of depreciation and amortization) - Direct operating expenses (exclusive of depreciation and amortization) for the three and nine months ended September 30, 2021 were $48.3 million and $138.6 million, respectively, as compared to $38.6 million and $113.7 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021, the increases were primarily due to higher personnel costs for labor of $1.2 million and $4.2 million, respectively; higher stock-based compensation expense of $3.9 million and $11.1 million, respectively, as a result of higher market prices for CVR Partners’ units; higher utilities costs and electrical provider pricing and usage of $3.7 million and $11.5 million, respectively; and higher natural gas prices of $3.5 million and $6.1 million, respectively. These increases were partially offset by lower chemicals, catalysts, and other operating costs of $3.3 million and $7.8 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, respectively.

Depreciation and Amortization
75
50
25
0
$ (in millions)
$17.4
$18.0
$52.6
$57.0
Q3
YTD
2021
2020

Selling, General, and Administrative Expenses, and Other
$ (in millions)
0
10
20
$6.6
$4.3
$19.8
$14.2
Q3
YTD
2021
2020

Depreciation and Amortization Expense - Depreciation and amortization expense for the three and nine months ended September 30, 2021 were $17.4 million and $52.6 million, respectively, compared to $18.0 million and $57.0 million for the three and nine months ended September 30, 2020, respectively. The decreases were primarily the result of inventory changes and certain assets being fully depreciated or retired during the three and nine months ended September 30, 2021.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other for the three and nine months ended September 30, 2021 were $6.6 million and $19.8 million, respectively, compared to $4.3 million and $14.2 million, respectively, for the three and nine months ended September 30, 2020. The increases were primarily related to higher personnel costs in 2021 due to an increase in stock-based compensation expense resulting from market increases in CVR Partners’ unit price.

Other Income, Net - Other income, net for the three and nine months ended September 30, 2021 was nominal and $4.6 million, respectively, compared to approximately $0.1 million for both the three and nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was due to sales of natural gas volumes at the East Dubuque Facility in February 2021.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with U.S. GAAP. These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the performance and liquidity measures defined below.

Beginning with the second quarter of 2021, management began reporting Adjusted EBITDA, as defined below. We believe the presentation of this non-GAAP measure is meaningful to compare our operating results between periods and peer companies. All prior periods presented have been conformed to the definition below. The following are non-GAAP measures we present for the period ended September 30, 2021:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

September 30, 2021 | 28

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

Coffeyville Facility - The next planned turnaround at the Coffeyville Facility is expected to commence in the fall of 2022. For the three and nine months ended September 30, 2021, we incurred turnaround expense of $0.3 million and $0.4 million, respectively, related to planning for the Coffeyville Facility’s expected turnaround in the fall of 2022. Additionally, the Coffeyville Facility has planned downtime which is expected to commence in the fourth quarter of 2021.

East Dubuque Facility - The next planned turnaround at the East Dubuque Facility is expected to occur in the summer of 2022. For the three and nine months ended September 30, 2021, we incurred turnaround expense of $0.2 million and $0.3 million, respectively, related to planning for the East Dubuque Facility’s expected turnaround in the summer of 2022.

Goodwill Impairment

As a result of lower expectations for market conditions in the fertilizer industry during 2020, the market performance of the Partnership’s common units, a qualitative analysis, and additional risks associated with the business, the Partnership performed an interim quantitative impairment assessment of goodwill for the Coffeyville Facility reporting unit as of June 30, 2020. The results of the impairment test indicated the carrying amount of this reporting unit exceeded the estimated fair value, and a full, non-cash impairment charge of $41.0 million was required. Refer to Part II, Item 8 of our 2020 Form 10-K for further discussion.

September 30, 2021 | 29

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$35,029	$(18,952)	$16,665	$(81,299)
Interest expense, net	11,313	15,877	50,564	47,550
Income tax expense	—	23	19	40
Depreciation and amortization	17,406	18,029	52,648	56,997
EBITDA	63,748	14,977	119,896	23,288
Adjustments:
Goodwill impairment	—	—	—	40,969
Adjusted EBITDA	$63,748	$14,977	$119,896	$64,257

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$97,289	$22,439	$120,268	$29,217
Non-cash items:
Loss on extinguishment of debt	(536)	—	(8,299)	—
Goodwill impairment	—	—	—	(40,969)
Other	(5,822)	(1,757)	(18,601)	(3,968)
Adjustments:
Interest expense, net	11,313	15,877	50,564	47,550
Income tax expense	—	23	19	40
Change in assets and liabilities	(38,496)	(21,605)	(24,055)	(8,582)
EBITDA	63,748	14,977	119,896	23,288
Goodwill impairment	—	—	—	40,969
Adjusted EBITDA	$63,748	$14,977	$119,896	$64,257

September 30, 2021 | 30

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
EBITDA	$63,748	$14,977	$119,896	$23,288
Non-cash items:
Goodwill impairment	—	—	—	40,969
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(10,637)	(15,000)	(40,357)	(44,998)
Debt service	(15,000)	—	(15,000)	—
Financing fees	(1,382)	—	(4,627)	—
Maintenance capital expenditures	(2,484)	(3,086)	(7,423)	(9,445)
Utility pass-through	543	—	4,688	—
Common units repurchased	—	(1,269)	(529)	(2,277)
Other (reserves) releases:
Reserve for recapture of prior negative available cash	—	—	(14,980)	(5,917)
Future turnaround	(3,496)	(1,500)	(6,375)	(3,000)
Previously established cash reserves	—	—	—	2,567
Reserve for repayment of current portion of long-term debt	—	—	—	(2,240)
Cash reserves for future operating needs	—	—	5,308	(10,744)
Available Cash for distribution (1) (2)	$31,292	$(5,878)	$40,601	$(11,797)

Common units outstanding	10,681	11,099	10,681	11,099

(1)Amount represents the cumulative available cash based on year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership did not declare a cash distribution related to the first quarter of 2021, declared and paid a $1.72 cash distribution related to the second quarter of 2021, and declared a cash distribution of $2.93 per common unit related to the third quarter of 2021.
Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic resulted in a reduction in U.S. economic activity in 2020 and into 2021. These effects caused significant volatility and disruption of the financial markets, and we have observed adverse impacts to our business and financial performance, of which the nature and extent of such impacts remains uncertain. In early 2021, as the impacts of the COVID-19 pandemic started to recover, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, leading to lower fertilizer supply due to production outages which increased the price of fertilizer. This period of extreme economic disruption may continue to have an impact on our business, results of operations, and access to sources of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as COVID-19 vaccines are distributed and countries and states continue to monitor their efforts against the virus, and variants thereof, and weigh further lock-down measures. In executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Taking advantage of downtime to perform maintenance activities which enabled us to defer the East Dubuque Facility turnaround from 2021 to 2022; and
•Reducing the amount of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are critical to support future activities.

September 30, 2021 | 31

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

On June 23, 2021, the Partnership and certain of its subsidiaries completed a private offering of $550 million aggregate principal amount of 6.125% Senior Unsecured Notes due June 2028 (the “2028 Notes”), which mature on June 15, 2028, and partially redeemed the Partnership’s 9.25% Senior Notes due June 2023 (the “2023 Notes”) in the amount of $550 million. On September 23, 2021, the Partnership redeemed an additional $15 million in aggregate principal of the 2023 Notes. Collectively, these transactions represent a significant and favorable change in the Partnership’s cash flow and liquidity position, with an annual savings of approximately $18.6 million in future interest expense, as compared to our 2020 Form 10-K. Additionally, on September 30, 2021, the Partnership entered into a new credit agreement with an aggregate principal amount of up to $35.0 million with a maturity date of September 30, 2024 (the “ABL Credit Facility”) and terminated its $35.0 million ABL Credit Agreement, dated as of September 30, 2016, as amended (the “2016 ABL Credit Agreement”). See Note 8 (“Long-Term Debt”) for further discussion. The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2021, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of September 30, 2021, we had cash and cash equivalents of $100.7 million, including $29.7 million of customer advances. Combined with $35.0 million available under our ABL Credit Facility, we had total liquidity of $135.7 million. As of December 31, 2020, we had $30.6 million in cash and cash equivalents, including $7.6 million of customer advances.

	September 30, 2021	December 31, 2020
(in thousands)
9.25% Senior Secured Notes, due June 2023 (1)	$80,000	$645,000
6.125% Senior Secured Notes, due June 2028	550,000	—
Unamortized discount and debt issuance costs	(4,766)	(11,058)
Total long-term debt	$625,234	$633,942
Current portion of long-term debt (2)	—	2,240
Total long-term debt, including current portion	$625,234	$636,182

(1)The call price of the 2023 Notes decreased to par on June 15, 2021. On June 23, 2021 and September 23, 2021, the Partnership redeemed $550 million and $15 million, respectively, of the 2023 Notes at par, plus accrued and unpaid interest. The remaining balance of $80 million is outstanding as of September 30, 2021.
(2)The $2.2 million outstanding balance of the 6.50% Notes due April 2021 (the “2021 Notes”) was paid in full on April 15, 2021.

On September 23, 2021, the Partnership redeemed $15 million aggregate principal amount of the outstanding 2023 Notes. On September 30, 2021, the Partnership entered into the ABL Credit Facility and terminated its 2016 ABL Credit Agreement. The Partnership has the remaining portion of the 2023 Notes, the 2028 Notes, and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Note 8 (“Long-Term Debt”) for further discussion.

September 30, 2021 | 32

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

Our total capital expenditures for the nine months ended September 30, 2021, along with our estimated expenditures for 2021 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2021	2021
Maintenance capital	$7,423	$14,000 - 15,000
Growth capital	6,104	6,000 - 8,000
Total capital expenditures	$13,527	$20,000 - 23,000

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
The next planned turnaround is at the Coffeyville Facility and is expected to occur in the summer of 2022, with an estimated cost of $8 to $10 million. The turnaround at our East Dubuque Facility is expected to commence in the fall of 2022, with an estimated cost of $11 to $13 million. For the three and nine months ended September 30, 2021, we incurred turnaround expense of $0.3 million and $0.4 million, respectively, related to planning for the Coffeyville Facility’s expected turnaround in the summer of 2022, and $0.2 million and $0.3 million, respectively, related to planning for the East Dubuque Facility’s expected turnaround in the fall of 2022. Additionally, the Coffeyville Facility has planned downtime scheduled for certain maintenance activities, which is expected to commence in the fourth quarter of 2021 with an estimated cost of $2 to $3 million. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.
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

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of September 30, 2021.

			Dividends Paid (in thousands)
Related Period	Date Paid	Dividend Per Common Unit	Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020.

For the third quarter of 2021, the Partnership, upon approval by the Board on November 1, 2021, declared a distribution of $2.93 per common unit, or $31.3 million, which is payable November 22, 2021 to unitholders of record as of November 12,

September 30, 2021 | 33

2021. Of this amount, CVR Energy will receive approximately $11.4 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the three months ended September 30, 2021, the Partnership did not repurchase any common units. During the nine months ended September 30, 2021, the Partnership repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the three and nine months ended September 30, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, the Partnership repurchased 140,378 and 229,400 common units, respectively, at a cost of $1.3 million and $2.3 million, respectively, inclusive of transaction costs, or an average price of $9.42 and $9.92 per common unit, respectively. As of September 30, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Net cash flow provided by (used in):
Operating activities	$120,268	$29,217	$91,051
Investing activities	(10,206)	(15,126)	4,920
Financing activities	(39,952)	(2,800)	(37,152)
Net increase in cash and cash equivalents	$70,110	$11,291	$58,819

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is primarily due to a $96.6 million increase in EBITDA, a $15.6 million increase in non-cash share based compensation as a result of higher market prices for CVR Partners’ units, favorable changes in working capital of $13.6 million, and a $8.3 million loss on extinguishment of debt primarily associated with the partial redemption of the 2023 Notes in June 2021. This activity is partially offset by a non-cash impairment of goodwill of $41.0 million recognized in 2020.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was due to decreased capital expenditures during 2021 of $4.9 million resulting from measures taken in 2020 to defer capital projects in light of the economic downturn, including the reduction of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the partial redemptions of the 2023 Notes of $565.0 million, cash distributions paid of $18.4 million, the payment of $3.7 million in deferred financing costs during the second and third quarters of 2021 related to the offering of the 2028 Notes and the ABL Credit Facility, and the redemption of the remaining 2021 Notes of $2.2 million. These decreases were partially offset by the Partnership’s June 2021 offering of $550.0 million of the 2028 Notes, coupled with a reduction of $1.7 million in repurchases of the Partnership’s common units in 2021 compared to 2020.

September 30, 2021 | 34

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2020 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2021 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2021 as compared to the risks discussed in Part II, Item 7A of our 2020 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we have evaluated, under the direction of our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based upon and as of the date of that evaluation, our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting. Despite many of our employees working in a remote environment due to the COVID-19 pandemic, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 5. Other Information

None.

September 30, 2021 | 35

Item 6. Exhibits

Exhibit	Exhibit Description

10.1*+	Offer Letter, dated as of October 7, 2021, by and between CVR Services, LLC and Dane J. Neumann.
10.2*+	Offer Letter, dated as of August 9, 2021, by and between CVR Services, LLC and Jeffrey D. Conaway.
10.3*+	Severance and Release Agreement, effective as of August 29, 2021, by and between CVR Services, LLC, and Tracy D. Jackson.
10.4**
Credit Agreement, dated as of September 30, 2021, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 30, 2021).

10.5**
Guaranty and Security Agreement, dated as of September 30, 2021, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 30, 2021).

10.6**
Joinder Agreement (Other Parity Lien Obligations), dated as of September 30, 2021, among Wilmington Trust, National Association (“WTNA”), as an other applicable parity obligations representative, UBS AG, Stamford Branch (“UBS”), as collateral agent under the existing ABL Facility, WTNA, as applicable parity lien representative, WTNA, as parity lien collateral trustee, Wells Fargo, as collateral agent under the ABL Credit Facility and CVR Partners (on behalf of itself and its subsidiaries) to that certain intercreditor agreement dated as of September 30, 2016 (as amended, supplemented or otherwise modified to date), among the Credit Parties, certain of their subsidiaries from time to time party thereto, UBS as trustee and collateral trustee for the secured parties in respect of the outstanding senior secured notes and other parity lien obligations and other parity lien representative from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on September 30, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2021 | 36

have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership, its business or operations on the date hereof.

September 30, 2021 | 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

November 2, 2021	By:	/s/ Dane J. Neumann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

November 2, 2021	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2021 | 38