Form 10-K
period 2021-12-31
CVR PARTNERS, LP
filed 2022-02-23
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2021, the aggregate market value of the voting common units held by non-affiliates of the registrant was approximately $418.9 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. As of February 18, 2022, there were 10,681,332 of the registrant’s common units outstanding.

CVR Partners, LP
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	5	Item 10.	Directors, Executive Officers and Corporate Governance	73
Item 1A.	Risk Factors	13	Item 11.	Executive Compensation	81
Item 1B.	Unresolved Staff Comments	26	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	101
Item 2.	Properties	26	Item 13.	Certain Relationships and Related Transactions, and Director Independence	103
Item 3.	Legal Proceedings	26	Item 14.	Principal Accounting Fees and Services	104
Item 4.	Mine Safety Disclosures	26

PART II			PART IV
Item 5.	Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	27	Item 15.	Exhibits, Financial Statement Schedules	105
Item 6.	[Reserved]	28	Item 16.	Form 10-K Summary	109
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	72
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	72
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	72

December 31, 2021 | 1

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Report”).
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

Utilization — Measurement of the annual production of UAN and Ammonia expressed as a percentage of the facilities’ nameplate production capacity.

December 31, 2021 | 2

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
•competition in the nitrogen fertilizer businesses, including potential impacts of domestic and global supply and demand; and/or domestic or international duties, tariffs, or similar costs;
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

December 31, 2021 | 3

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

Information About Us

Investors should note that we make available, free of charge on our website at cvrpartners.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

December 31, 2021 | 4

PART I

Part I should be read in conjunction with Management’s Discussion and Analysis in Item 7 and our consolidated financial statements and related notes thereto in Item 8.

Item 1.    Business

Overview

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s products are sold on a wholesale basis in the United States. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

Organizational Structure and Related Ownership

The following chart illustrates the organizational structure of the Partnership as of December 31, 2021.

December 31, 2021 | 5

Facilities

Coffeyville Facility - We own and operate a nitrogen fertilizer production facility in Coffeyville, Kansas that includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit and a 3,000 ton per day capacity UAN unit. The Coffeyville Facility is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. The Coffeyville Facility’s largest raw material used in the production of ammonia is pet coke, which it purchases from CVR Energy and third parties. For the years ended December 31, 2021, 2020, and 2019, the Partnership purchased approximately $23.0 million, $18.4 million, and $20.0 million, respectively, of pet coke, which equaled an average cost per ton of $44.69, $35.25, and $37.47, respectively. For the years ended December 31, 2021, 2020, and 2019, we upgraded approximately 87%, 87%, and 90%, respectively, of our ammonia production into UAN, a product that generated greater profit per ton than ammonia for both 2021 and 2019 but, did not for 2020. When the economics are favorable, we expect to continue upgrading substantially all of our ammonia production into UAN.

East Dubuque Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois that includes a 1,075 ton per day capacity ammonia unit and a 1,100 ton per day capacity UAN unit. The East Dubuque Facility has the flexibility to vary its product mix enabling it to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid, and liquid and granulated urea, depending on market demand, pricing, and storage availability. The East Dubuque Facility’s largest raw material cost used in the production of ammonia is natural gas, which it purchases from third parties. For the years ended December 31, 2021, 2020, and 2019, the East Dubuque Facility incurred approximately $31.8 million, $19.9 million, and $19.7 million for feedstock natural gas used in production, respectively, which equaled an average cost of $3.95, $2.31, and $2.88 per MMBtu, respectively.

Commodities

The nitrogen products we produce are globally traded commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions, feedstock costs, and changes in supply and demand.

Agriculture

The three primary forms of nitrogen fertilizer used in the United States are ammonia, urea, and UAN. Unlike ammonia and urea, UAN can be applied throughout the growing season and can be applied in tandem with pesticides and herbicides, providing farmers with flexibility and cost savings. As a result of these factors, UAN typically commands a premium price to urea and ammonia, on a nitrogen equivalent basis. However, during 2020, UAN commanded a discount price to urea and premium to ammonia, on a nitrogen equivalent basis.

Nutrients are depleted in soil over time and, therefore, must be replenished through fertilizer application. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts, and it accounts for approximately 59% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Industry Association (“IFIA”).

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to the IFIA, from 1976 to 2019, global fertilizer demand grew 2% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potash, is projected to increase by 1% through 2023 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 40% between 2011 and 2021, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,452% over the same period, according to the United States Department of Agriculture (“USDA”).

December 31, 2021 | 6

The United States is the world’s largest exporter of coarse grains, accounting for 29% of world exports and 27% of world production for the fiscal year ended December 31, 2021, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2021 estimates, the United States is the world’s third largest consumer of nitrogen fertilizer and the world’s largest importer of nitrogen fertilizer. Fertecon is a reputable agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that the United States represented 12% of total global nitrogen fertilizer consumption for 2021, with China and India as the top consumers representing 22% and 15% of total global nitrogen fertilizer consumption, respectively.

North American nitrogen fertilizer producers predominantly use natural gas as their primary feedstock. Over the last five years, U.S. oil and natural gas reserves have increased significantly due to, among other factors, advances in extracting shale oil and gas, as well as relatively high oil and gas prices. More recently, European and Asian natural gas prices have increased significantly since 2020 due to reduced production volumes and higher global demand, as economies began to recover from the global COVID-19 pandemic. In Europe, the increase in natural gas prices as a feedstock has caused multiple fertilizer plant shut-ins, and certain European countries have curtailed industrial natural gas usage, resulting in deteriorated economics for producing fertilizers in the region. In addition, China and Russia have restricted exports of fertilizers in order to ensure domestic availability. In North America, natural gas prices also increased throughout 2021, but higher nitrogen fertilizer prices more than offset the rise in natural gas costs. As a result, North America continues to be the low-cost region for nitrogen fertilizer production.

Raw Material Supply

Coffeyville Facility - During the past five years, just under 48% of the Coffeyville Facility’s pet coke requirements on average were supplied by CVR Energy’s adjacent Coffeyville, Kansas refinery pursuant to a multi-year agreement. Historically, our Coffeyville Facility has obtained the remainder of its pet coke requirements through third-party contracts typically priced at a discount to the spot market. In 2021, 2020, and 2019, our supply of pet coke from the Coffeyville refinery declined to approximately 43%, 33%, and 40%, respectively, generally attributable to increased processing of shale crude oil, which reduced the amount of pet coke produced by the Coffeyville refinery and increased the amount of third-party purchases made at spot prices. With increased reliance on third-party pet coke, we have contracts with four vendors, which could be delivered by truck, railcar or barge.

Additionally, our Coffeyville Facility relies on a third-party air separation plant at its location that provides contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Facility gasifiers. The reliability of the air separation plant can have a significant impact on our Coffeyville Facility operations. In 2020, to mitigate future impacts, we executed a new product supply agreement that obligates the counterparty to invest funds to upgrade its facility to reduce downtime over the next several years. Should the oxygen volume fall below a specified level, the on-site vendor will provide excess oxygen through its own mechanism or through third-party purchases.

East Dubuque Facility - Our East Dubuque Facility uses natural gas to produce nitrogen fertilizer. Our East Dubuque Facility is generally able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to our East Dubuque Facility. As of December 31, 2021, we had commitments to purchase approximately 0.7 million MMBtus of natural gas supply for planned use in our East Dubuque Facility for each of January and February of 2022 at a weighted average rate per MMBtu of approximately $5.96 and $5.95, respectively, exclusive of transportation cost.

Marketing and Distribution

We primarily market UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 65% and 28%, respectively, of total net sales for the year ended December 31, 2021.

UAN and ammonia are primarily distributed by truck or railcar. If delivered by truck, products are most commonly sold on a free-on-board (“FOB”) shipping point basis, and freight is normally arranged by the customer. We operate a fleet of railcars

December 31, 2021 | 7

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

Customers

Retailers and distributors are the main customers for UAN and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and most have terms of less than one year. Some of our industrial sales include long-term purchase contracts. For the year ended December 31, 2021, our top customer represented 13% of net sales.

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

Environmental Matters

Our business is subject to extensive and frequently changing federal, state, and local environmental laws and regulations governing the emission and release of hazardous substances into the environment, the transportation, storage, and disposal of waste, the treatment and discharge of wastewater and stormwater, the storage, handling, use, and transportation of our nitrogen fertilizer products, and the characteristics and composition of UAN and ammonia. These laws and regulations and the enforcement thereof impact us by imposing:
•restrictions on operations or the need to install enhanced or additional control and monitoring equipment;

December 31, 2021 | 8

•liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and
•specifications for the products we market, primarily UAN and ammonia.

Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties, or other sanctions or a revocation of our permits, licenses, or authorizations. In addition, the laws and regulations to which we are subject are often evolving and many of them have or could become more stringent or become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating, and compliance costs.

The Federal Clean Air Act (“CAA”)

The CAA and its implementing regulations, as well as corresponding state laws and regulations governing air emissions, affect us both directly and indirectly. Direct impacts may occur through the CAA’s permitting requirements and/or emission control and monitoring requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The CAA affects the Partnership by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides, and other substances. Some or all of the regulations promulgated pursuant to the CAA, or any future promulgations of regulations, may require the installation of controls or changes to our nitrogen fertilizer facilities (collectively referred to as the “Facilities”) to maintain compliance. If new controls or changes to operations are needed, the costs could be material.

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

The EPA regulates greenhouse gas (“GHG”) emissions under the CAA. In October 2009, the U.S. Environmental Protection Agency (the “EPA”) finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, our Facilities monitor and report our GHG emissions to the EPA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established GHG emissions thresholds that determine when stationary sources, such as the nitrogen fertilizer plants, must obtain permits under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as “best available control technology,” to reduce GHG emissions.

The Biden Administration has signaled that it will take steps to address climate change. On January 20, 2021, the White House issued its Executive Order titled “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” as well as a formal notification re-accepting entry of the United States into the Paris Agreement. On January 27, 2021, the White house issued another climate-related Executive Order, titled “Tackling the Climate Crisis at Home and Abroad.” On April 22, 2021, the Biden Administration announced a new target for the United States to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG emissions in 2030.

The EPA’s approach to regulating GHG emissions may change, including under future administrations. Therefore, the impact on our Facilities due to GHG regulation is unknown.

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

The Partnership previously entered into a Joint Development Agreement with ClimeCo, a developer of emission-reduction projects for nitric acid plants, to jointly design, install and operate a tertiary abatement system at one of its nitric acid plants in Coffeyville. The system was designed to abate 94% of all N2O in the unit while preventing the release of approximately 450,000 metric tons of carbon dioxide equivalent on an annualized basis. The N2O abatement systems at the East Dubuque

December 31, 2021 | 9

Facility’s two nitric acid plants have abated, on average, the annual release of approximately 265,000 metric tons of CO2e during the past five years.

CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs high-quality standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.

The Partnership also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Facility by capturing and purifying the CO2 as part of its manufacturing process and then transfers it to its partner, CapturePoint LLC (formerly Perdure Petroleum LLC), that compresses and ships the CO2 for sequestration through Enhanced Oil Recovery (“EOR”). In January 2021, the Internal Revenue Service published final regulations under Section 45Q which provides tax credits to encourage CO2 sequestration. We believe that our process for CO2 sequestration would qualify for tax credits under Section 45Q and intend to pursue a claim of those credits starting in 2022.

Combining our nitrous oxide abatement and CO2 sequestration activities should reduce our CO2e footprint by over 1 million metric tons per year. In addition, our Coffeyville Facility is uniquely qualified to produce hydrogen and ammonia that could be certified ‘blue’ to a market that is increasingly demanding reduced carbon footprints. These greenhouse gas footprint reduction efforts support our core Values of Environment and Continuous Improvement, and our goal of continuing to produce nitrogen fertilizers that feed the world’s growing population in the most environmentally responsible way possible.

The Federal Clean Water Act (“CWA”)

The CWA and its implementing regulations, as well as the corresponding state laws and regulations that govern the discharge of pollutants into the water, affect the Partnership. The CWA’s permitting requirements establish discharge limitations that may be based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants allowed to enter a particular water body based on its use. In addition, water resources are becoming more scarce. The Coffeyville Facility has contracts in place to receive water during certain water shortage conditions, but these conditions could change over time depending on the scarcity of water.

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

Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of, or released. The Coffeyville Facility has entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and comingled with legacy groundwater contamination from the adjacent Coffeyville Resources Refining & Marketing, LLC (“CRRM”) refinery. The cleanup provisions of our agreement with KDHE are held in abeyance so long as CRRM conducts corrective action for these comingled historical releases in accordance with its Resource Conservation and Recovery Act Permit. There is no assurance that CRRM will comply with its Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE. There is no assurance that we will not become involved in future proceedings related to the release of hazardous or extremely hazardous substances for which we have potential liability or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

December 31, 2021 | 10

Environmental Insurance

We are covered by CVR Energy’s site pollution legal liability insurance policies, which include business interruption coverage. The policies insure any location owned, leased, rented, or operated by the Partnership, including our Facilities. The policies insure certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities, and business interruption.

In addition to the site pollution legal liability insurance policy, we maintain umbrella and excess casualty insurance policies which include sudden and accidental pollution coverage policies maintained by CVR Energy. This insurance provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

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

Health, Safety, and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act, which created the Occupational Safety and Health Administration (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. We are committed to safe, reliable operations of our facilities to protect the health and safety of our employees, our contractors, and the communities in which we operate. Our health and safety management system provides a comprehensive approach to injury, illness and incident prevention, risk assessment and mitigation, and emergency management. Despite our efforts to achieve excellence in our health and safety performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. We routinely audit our programs and seek to continually improve our management systems.

Our Facilities are subject to the Chemical Facility Anti-Terrorism Standards (“CFATS”), a regulatory program designed to ensure facilities have security measures in place to reduce the risk that certain hazardous chemicals are weaponized by terrorists. In addition, the East Dubuque Facility is regulated under the Maritime Transportation Security Act (the “MTSA”). We implement and maintain comprehensive security programs designed to comply with regulatory requirements and protect our assets and employees.

We routinely assess risk and conduct audits of our programs and seek to continually improve our health, safety, and security management systems.

Human Capital

Core Values

At CVR Partners, our core Values define the way we do business every day. We put Safety first, care for our Environment, require high business ethics and Integrity consistent with our Code of Ethics and Business Conduct, and are proud members of and good neighbors to the communities where we operate, and are committed to Corporate Citizenship. We believe in Continuous Improvement for individuals to achieve their maximum potential through teamwork, diversity and personal development. Our employees provide the energy behind our core Values to achieve excellence for all our key stakeholders – employees, communities and unitholders. See “Management’s Discussion and Analysis” in Part II, Item 7 of this Report for further discussion on our core Values.

Workforce & Benefits

As of December 31, 2021, we had 296 employees across both Facilities and related marketing and logistics operations, all of which are located in the United States. Of these, 93 employees are covered by collective bargaining agreements with various labor unions. We may engage independent contractors to provide flexibility for our business and operating needs. We also rely

December 31, 2021 | 11

on the services of employees of CVR Energy and its subsidiaries pursuant to a services agreement between us, CVR Energy, and our general partner.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We are committed to providing wages and benefits that are competitive with a market-based, pay-for-performance compensation philosophy. We provide paid time off and paid holidays, a 401(k) Company match program, dependent care flexible spending accounts, and an employee assistance program. In furtherance of our core Value of continuous improvement, we also offer programs for tuition reimbursement and dependent scholarships. We also offer a remote work policy for eligible employees to provide our employees with the flexibility that is key to a work-life balance. We encourage all employees to live our core Value of corporate citizenship by making a positive impact in our communities by taking advantage of our volunteerism policy pursuant to which eligible employees are provided paid time off from work to volunteer at 501(c)(3) non-profit entities.

Diversity

We are an equal opportunity employer and strive to maintain a diverse and inclusive work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation or any other protected class. Our commitment to diversity and inclusion helps us attract and retain the best talent, enables employees to realize their full potential, and drives high performance through innovation and collaboration. We offer diversity training that focuses on unconscious bias where employees learn to recognize and address the effects thereof by encouraging diversity of experience and opinion. Also, our Diversity & Inclusion Committee fosters innovative actions and promotes inclusiveness throughout our organization.

Health & Safety

We have an unwavering commitment to providing as safe and healthy of a workplace as possible for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety, engaging employee input, and maintaining robust training and emergency response and disaster recovery plans. We monitor and assess our safety performance by measuring and evaluating injuries, process safety incidents, environmental events, and other events, as well as by performing compliance audits and risk assessments. We believe these efforts reinforce our safety culture; promote a safe workplace, accountability, and stronger community relations; and reduce impact to personal safety, process safety, and the environment.

Our commitment to workplace safety was highlighted during the COVID-19 pandemic. Our leadership took immediate action aimed at maintaining a safe and healthy workplace for our employees and contractors, while continuing operations to meet the needs of our customers. Our cross-functional CVR Crisis Response Team was immediately activated, and we implemented a variety of policies and practices, including our enhanced entry requirements and return to the workplace clearance policy. We provided masks, barriers, additional sanitation, and supplies in all common areas and for employee personal use, implemented social distancing requirements and occupancy limits, and other protective measures. As the pandemic continues to evolve, our Crisis Response Team remains ready to respond quickly to protect our workforce.

Available Information

Our website address is www.CVRPartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investor Relations,” as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the “SEC”) at www.sec.gov. In addition, our Corporate Governance Guidelines, Codes of Ethics and Business Conduct, and the charters of the Audit Committee, the Compensation Committee, and the Environmental, Health and Safety Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies, and charters are also available in print without charge to any unitholder requesting them. Information on our website is not a part of, and is not incorporated into, this Report or any other report we may file with or furnish to the SEC, whether before or after the date of this Report and irrespective of any general incorporation language therein.

December 31, 2021 | 12

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

The COVID-19 pandemic and actions of governments and others in response thereto continues to negatively impact worldwide economic and commercial activity and financial markets. The COVID-19 pandemic has also resulted in significant business and operational disruptions, including closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. Further, if general economic conditions continue to remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be harmed. The full impact of the COVID-19 pandemic is unknown and is continuously evolving. The extent to which the COVID-19 pandemic negatively impacts our business and operations, including the availability and pricing of feedstocks, will depend on the severity, location, and duration of the effects and spread of COVID-19 and variants thereof, the actions undertaken by national, regional, and local governments and health officials to contain such virus or remedy its effects, and if, how quickly and to what extent economic conditions recover and normal business and operating conditions resume.

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

Our business is subject to intense price competition from both U.S. and foreign sources. With little or no product differentiation, customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities that may have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. In addition, imports of fertilizer from other countries may be unfairly subsidized, as was found to be the case on November 30, 2021 by the U.S. Department of Commerce (the “USDOC”) with respect to UAN imports from Russia and Trinidad. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability and cash flows and, therefore, have a material adverse effect on our results of operations and financial condition.

December 31, 2021 | 13

The dynamic pricing environment for nitrogen fertilizer products, as well as any changes to government policy regarding fertilizer pricing in response thereto, could negatively affect our results of operations.

In light of the recent strong pricing environment, farmers may shift preference to other types of fertilizer products or shift crop rotation to minimize purchases of nitrogen fertilizer, both of which would negatively affect our sales volumes and revenue. Recent calls for governmental action related to fertilizer pricing conditions, including related to an investigation of market manipulation and proposals to limit price increases or place a maximum price ceiling or cap on fertilizer product pricing, would add complexity to the already dynamic global market for nitrogen fertilizer, and if such initiatives were adopted, our product sales, business and results of operations may be negatively impacted.

Our business is geographically concentrated and is therefore subject to regional economic downturns and seasonal variations, which may affect our production levels, transportation costs and inventory and working capital levels.

Our sales to agricultural customers are concentrated in the Great Plains and Midwest states, and nitrogen fertilizer demand is seasonal. Our quarterly results may vary significantly from one year to the next due to weather-related shifts in planting schedules and purchase patterns. Because we build inventory during low demand periods, the accumulation of inventory to be available for seasonal sales creates significant seasonal working capital and storage capacity requirements. The degree of seasonality can change significantly from year-to-year due to conditions in the agricultural industry and other factors. As a consequence of this seasonality, distributions of available cash, if any, may be volatile and may vary quarterly and annually.

Our sales volumes depend on significant customers, and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and cash flows.

We have a significant concentration of customers. Our largest customer represented approximately 13% of net sales for the year ended December 31, 2021. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

We depend on internal and third-party information technology systems to manage and support our operations, and we collect, process, and retain sensitive and confidential customer information in the normal course of business. To protect our facilities and systems against and mitigate cyber risk, we have implemented several programs, including externally performed cyber risk monitoring, audits and penetration testing and an information security training program, and we are actively engaged in evaluating the implementation of applicable Cybersecurity and Infrastructure Security Agency security standard guidelines. On an as needed basis, but no less than quarterly, we brief the Audit Committee of the Board on information security matters. Despite these measures (or those we may implement in the future), our facilities and these systems could be vulnerable to

December 31, 2021 | 14

security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any disruption of these systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

Risks Related to Our Plant Operations

Failure by CVR Energy’s Coffeyville refinery to continue to supply us with pet coke could negatively impact our results of operations.

Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from CVR Energy’s Coffeyville refinery pursuant to a long-term agreement. Our Coffeyville Facility has historically obtained a majority of its pet coke from CVR Energy’s Coffeyville refinery over the past five years, although this percentage has decreased to 43% in 2021. However, should CVR Energy’s Coffeyville refinery fail to perform in accordance with the existing agreement or to the extent pet coke from CVR Energy’s Coffeyville refinery is insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase 100% of the pet coke CVR Energy’s Coffeyville refinery produces. However, we are still required to procure additional pet coke from third parties to maintain our production rates. We are currently party to pet coke supply agreements with multiple third-party refineries to provide a significant amount of pet coke at fixed prices. The terms of these agreements currently end in December 2022.

The market for natural gas has been volatile, and fluctuations in natural gas prices could affect our competitive position.

Low natural gas prices benefit our competitors that rely on natural gas as their primary feedstock and disproportionately impact our operations at our Coffeyville Facility by making us less competitive with natural gas-based nitrogen fertilizer manufacturers. Low natural gas prices could result in nitrogen fertilizer pricing reductions and impair the ability of the Coffeyville Facility to compete with other nitrogen fertilizer producers who use natural gas as their primary feedstock, which, therefore, would have a material adverse impact on our results of operations, financial condition and ability to make cash distributions.

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

Our East Dubuque Facility depends on the availability of natural gas. We have two agreements for pipeline transportation of natural gas with expiration dates in 2022. We typically purchase natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas to our East

December 31, 2021 | 15

Dubuque Facility could restrict our ability to continue to make products at the facility and have a material adverse effect on our results of operations and financial condition.

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

December 31, 2021 | 16

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

The Coffeyville Facility has entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and comingled with legacy groundwater contamination from CVR Energy’s adjacent Coffeyville refinery. The cleanup provisions of our agreement with KDHE are held in abeyance so long as the Coffeyville refinery conducts corrective action for these comingled historical releases in accordance with its Resource Conservation and Recovery Act Permit. There is no assurance that the Coffeyville refinery will comply with its Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE.

We may be unable to obtain or renew permits or approvals necessary for our operations, which could inhibit our ability to do business.

December 31, 2021 | 17

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

Critical infrastructure such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other businesses in the U.S. As a result, the chemical industry is subject to security regulations relating to physical and cyber security. The costs of compliance therewith may have a material adverse effect on our financial condition.

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

There is finite capacity in the commercial insurance industry engaged in underwriting chemical industry risk, and factors impacting cost and availability include: (i) losses in our industries, (ii) natural disasters, (iii) specific losses incurred by us, and (iv) inadequate investment returns earned by the insurance industry. If the supply of commercial insurance is curtailed, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks.

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

As of December 31, 2021, approximately 31% of our employees were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent

December 31, 2021 | 18

a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

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

Our ability to satisfy debt obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; and our future ability to obtain other financing. We cannot offer any assurance that our business will generate sufficient cash flow from operations or that we will be able to draw funds under our ABL Credit Facility or from other sources of financing, in an amount sufficient to fund our liquidity needs. If cash flows and capital resources are insufficient to service our indebtedness, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance indebtedness, or seek bankruptcy protection. These alternative measures may not be successful and may not permit us to meet scheduled debt service and other obligations. Our ability to restructure or refinance debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives.

December 31, 2021 | 19

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

December 31, 2021 | 20

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

December 31, 2021 | 21

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

December 31, 2021 | 22

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Although we have received favorable private letter rulings from the IRS with respect to certain of our operations, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law (which could be retroactive) could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation at the corporate tax rate and distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, or deductions would flow through to our common unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our common unitholders would be substantially reduced and result in a material reduction in the anticipated cash flow and after-tax return to our common unitholders, likely causing a substantial reduction in the value of our common units. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. We currently own assets and conduct business in several states, many of which impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions that we may expand could substantially reduce our cash available for distribution to our common unitholders.

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

December 31, 2021 | 23

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

December 31, 2021 | 24

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

From time to time, we may consider pursuing acquisitions and expansion projects (“Expansion Projects”) to continue to grow and increase profitability. However, we may not be able to consummate such Expansion Projects due to intense competition for suitable acquisition targets; the potential unavailability of necessary financial resources; difficulties in identifying suitable Expansion Projects or in completing them on sufficiently favorable terms; and the failure to obtain requisite regulatory approvals. In addition, any Expansion Projects may entail significant transaction costs and risks associated with entry into new markets and lines of business, including but not limited to, new regulatory obligations and risks.

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

December 31, 2021 | 25

support our short-term and long-term capital requirements, we may be unable to meet our debt obligations, pursue our business strategies, or comply with certain environmental standards, which would have a material adverse effect on our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Refer to Part I, Item 1, “Facilities” of this Report for more information on our core business properties. CVR Energy also leases property for our executive and marketing offices in Sugar Land, Texas and Kansas City, Kansas, respectively.

Item 3.    Legal Proceedings

In the ordinary course of business, we may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Refer to Part II, Item 8, Note 2 (“Summary of Significant Accounting Policies”), Loss Contingencies for further discussion on current litigation matters. Although we cannot provide assurance, we believe that an adverse resolution of the matters described therein would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

December 31, 2021 | 26

PART II

Item 5.    Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of the Partnership’s common units to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of The Mosaic Company, CF Industries Holdings, Inc., Intrepid Potash, Inc., and Arcadia Biosciences, Inc. The graph assumes that the value of the investment in common units and each index was $100 on December 31, 2016 and that all distributions were reinvested. Investment is weighted on the basis of market capitalization.
The unit price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Yahoo! Finance (finance.yahoo.com). The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Market Information

CVR Partners’ common units are listed under the symbol “UAN” on the New York Stock Exchange (“NYSE”). The Partnership has 27 holders of record of the outstanding units as of December 31, 2021.

Equity Compensation Plan

The CVR Partners Long-Term Incentive Plan (“CVR Partners LTIP”) provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Individuals who are eligible to receive awards under the CVR Partners LTIP include employees, officers, consultants and directors of CVR Partners and the general partner and their respective subsidiaries and parents. A maximum of 500,000 common units are issuable under the CVR Partners LTIP.

December 31, 2021 | 27

The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2021.

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

Item 6.    [Reserved]

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

This discussion and analysis covers the years ended December 31, 2021 and 2020 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2019 and year-to-year comparisons between the years ended December 31, 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 23, 2021, and such discussions are incorporated by reference into this Report.

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

December 31, 2021 | 28

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

Achievements

We successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing despite the challenges experienced by the industry during 2021 as a result of the continuing COVID-19 pandemic:

	Safety	Reliability	Market Capture	Financial Discipline
Operated both facilities safely and reliably and at high utilization rates	✓	✓	✓
Achieved reductions in environmental events and process safety management tier 1 incidents of 67% and 73%, respectively, compared to 2020	✓
Achieved record truck shipments from the Coffeyville Facility in March 2021		✓	✓	✓
Achieved record ammonia production at the Coffeyville Facility in September 2021 and at the East Dubuque Facility in November 2021		✓	✓

December 31, 2021 | 29

	Safety	Reliability	Market Capture	Financial Discipline
Utilized downtime throughout the year to proactively complete maintenance work at the Coffeyville Facility, enabling the deferral of the planned turnaround from Fall 2021 to Summer 2022		✓	✓	✓
Increased UAN production capacity at Coffeyville by 100 tons per day through the installation of a CO2 compressor and ammonia pump			✓
Reduced CVR Partners’ annual cash interest expense by over 33% through refinancing a substantial portion of the 2023 Notes and subsequently redeeming $30 million of the remaining balance of the 2023 Notes				✓
Declared total cash distributions of $9.89 per common unit related to 2021				✓

Environmental, Social & Governance (“ESG”) Highlights

In the past year, we achieved numerous milestones through our commitment to sustainability, including environmental and safety stewardship, diversity and inclusion, community outreach and sound corporate governance. We have also established our ESG priorities, which will serve as a guide to the development of our ESG strategy and our first ESG report, which we target for publication in 2022 based on the Sustainability Accounting Standards Board standards. The following highlights some key achievements of 2021:

Environmental & Safety Stewardship
✓ Mitigated >1mm metric tons of carbon dioxide equivalents (CO2e)/year
✓ Manufactured hydrogen and ammonia that qualifies as “blue” with carbon capture and sequestration through enhanced oil recovery
✓ Reduced process safety Tier 1 incident rate by 73%

Building Inclusive Communities
✓ Diversity is key component of our Mission & Values
✓ Site-Level Community Impact Committees steer local contributions, sponsorships and volunteer activities
✓ Paid time off pursuant to Volunteerism Policy
✓ Launched Company-wide Diversity & Inclusion training
✓ Implemented Remote Work Policy supporting employee engagement and retention

Leadership Accountability
✓ Board-level ESG oversight
✓ Average tenure of directors is less than 8 years
✓ Standing EH&S Committee with a majority of independent members
✓ Annual Code of Ethics & Business Conduct Acknowledgement
✓ More than 75% of CEO compensation is variable and tied to the Partnership’s performance

We make modern life possible through the products we manufacture while contributing to the economic well-being of our employees and the communities where we operate.

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

December 31, 2021 | 30

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

General Business Environment

Throughout 2020, the COVID-19 pandemic and actions taken by governments and others in response thereto negatively impacted the worldwide economy, financial markets, and the agricultural industry, resulting in significant business and operational disruptions. Consequently, the U.S. demand for liquid transportation fuels, including ethanol (the production of which is a significant driver of demand for corn), declined, causing many refineries and plants to reduce production or idle. During 2021, government restrictions eased, vaccines became available, and demand for transportation fuels increased. Demand for ethanol for fuels blending has largely recovered to pre-COVID-19 levels, although an increase in outbreaks of any variant of COVID-19 could reverse this recovery. Concerns over the long-term negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and grain price volatility and have diminished expectations for the global economy.

The Partnership believes the general business environment in which it operates will continue to remain volatile into 2022, driven by uncertainty around the availability and prices of its feedstocks, demand for its products, and global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively impacted if economic conditions decline, remain volatile, and do not return to pre-pandemic levels. Due to the uncertainty of the global recovery, including its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.
Market Indicators

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle, the Partnership believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn and soybeans as feedstock for the domestic production of ethanol and other renewable fuels, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the U.S. over the longer term.

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident through the chart presented below for 2021, 2020, and 2019.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 11 billion pounds of soybean oil is expected to be used in producing cleaner biodiesel in marketing year 2021/2022. Multiple refiners have announced renewable diesel expansion projects for 2022 and beyond, which will only increase the demand for soybeans and potentially for corn and canola. Due to the uncertainty of how these factors will truly affect the grain markets, it is not yet known how the nitrogen business will be impacted.

The 2021 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers planted 93.4 million acres of corn, representing an increase of 3.0% in corn acres planted as compared to 90.7 million corn acres in 2020. Planted soybean acres are estimated to be 87.2 million acres, representing a 4.6% increase in soybean acres planted as compared to 83.4 million soybean acres in 2020. The combined corn and soybean planted acres of 180.6 million is

December 31, 2021 | 31

the highest in history. Based on current grain inventories and crop prices, farm economics are expected to continue to be very attractive in 2022.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. There was a decline in ethanol demand that began in 2020 and continued through 2021 due to decreased demand for transportation fuels as a result of the COVID-19 pandemic. However, the lower ethanol demand did not alter the spring 2021 planting decisions by farmers as evidenced in the charts below.

U.S. Plant Production of Fuel Ethanol (1)
1,200
1,000
800
600
Barrels per day
(in thousands)
1,067
2019
2020
2021
Fuel Ethanol

Corn and Soybean Grown Acres (2)
100%
50%
46%
48%
48%
54%
52%
52%
2019
2020
2021
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”).
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services.

Weather continues to be a critical variable for crop production. Grain prices rose significantly from the summer of 2020 into the spring of 2021, leading to higher planted acreage for corn and soybeans. Even with higher planted acres and trendline yields per acre, inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. The higher grain prices and historically low crop inventories are leading to strong farm economics in advance of spring 2022. These conditions are expected to drive strong demand for nitrogen fertilizer, as well as other crop inputs.

Fertilizer prices have risen significantly since January 1, 2021 due to strong grain prices, the strong spring 2021 planting season, and lower fertilizer supply due to nitrogen fertilizer production outages during Winter Storm Uri and Hurricane Ida and significant escalation in global feedstock costs for nitrogen fertilizer production. While natural gas prices were at historical lows across the world in 2020, they have escalated significantly since the summer of 2021, causing nitrogen fertilizer production to be reduced or shut-in in Europe. In addition to escalating coal and LNG prices in China, nitrogen fertilizer exports have been reduced significantly in the second half of 2021 and are expected to continue to be reduced through the first half of 2022.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). In August 2021, USDOC decided to pursue an investigation to determine the extent of dumping and unfair subsidies associated with imports from Russia and Trinidad, and the ITC initiated a concurrent investigation to determine whether such imports materially injure the U.S. industry. On November 30, 2021, USDOC determined that UAN imports from Russia are unfairly subsidized at rates ranging from 9.66% to 9.84% and UAN imports from Trinidad are unfairly subsidized at a rate of 1.83%. On January 27, 2022, USDOC found that Russian UAN imports are sold at less than fair value into the U.S. market at rates ranging from 9.15% to 127.19% and that Trinidadian UAN imports at a rate of 63.08%. As a result of these determinations, USDOC will impose cash deposit requirements on imports of UAN from Russia and Trinidad based on the preliminary rates of antidumping duties. We believe that if the antidumping and countervailing duty preliminary determinations are confirmed by USDOC, there will likely be lower amounts of imported UAN from Russia and Trinidad.

December 31, 2021 | 32

The tables below show relevant market indicators by month through December 31, 2021:

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.
Results of Operations

The following should be read in conjunction with the information outlined within the previous sections of this Part II, Item 7, and the financial statements and related notes thereto in Part II, Item 8 of this Report.
The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the years ended December 31, 2021, 2020, and 2019. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.

Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

December 31, 2021 | 33

On a consolidated basis, utilization decreased 6% to 92% for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to downtime associated with the Messer air separation plant at the Coffeyville Facility in January, June, August, October, and November of 2021 (the “Messer Outages”), downtime at the East Dubuque Facility due to Winter Storm Uri in February 2021, downtime at the Coffeyville Facility and East Dubuque Facility in July and September 2021, respectively, due to externally driven power outages (the “Power Outages”), and downtime at the East Dubuque Facility in October 2021 for an R2 repair (the “R2 Outage”).

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were unfavorable, driven by lower production due to the Messer Outages, Winter Storm Uri, Power Outages, and the R2 Outage. For the year ended December 31, 2021, the lower sales volumes were more than offset by improved prices of 92% for ammonia and 74% for UAN. Ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply driven by production outages from Winter Storm Uri in February 2021 and Hurricane Ida in August and September 2021, as well as increased industry turnaround activity and lower global fertilizer production due to higher natural gas prices in Europe and Asia. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.
Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. Production for the year ended December 31, 2021 was impacted by the Messer Outages, Winter Storm Uri, the Power Outages, and the R2 Outage. The table below presents these metrics for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
(in thousands of tons)	2021	2020	2019
Ammonia (gross produced)	807	852	766
Ammonia (net available for sale)	275	303	223
UAN	1,208	1,303	1,255

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the years ended December 31, 2021, 2020, and 2019.

December 31, 2021 | 34

	Year Ended December 31,
	2021	2020	2019
Pet coke used in production (thousand tons)	514	523	535
Pet coke (dollars per ton)	$44.69	$35.25	$37.47
Natural gas used in production (thousands of MMBtu) (1)	8,049	8,611	6,856
Natural gas used in production (dollars per MMBtu) (1)	$3.95	$2.31	$2.88
Natural gas in cost of materials and other (thousands of MMBtu) (1)	7,848	9,349	6,961
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.83	$2.35	$3.08

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of natural gas used for fuel is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights

Overview - For the year ended December 31, 2021, the Partnership’s operating income and net income were $134.5 million and $78.2 million, respectively, a $169.4 million increase from an operating loss and a $176.4 million increase from a net loss, respectively, compared to the year ended December 31, 2020. Beyond the goodwill impairment of $41.0 million negatively impacting the 2020 period, these income improvements were driven primarily by higher ammonia and UAN sales prices in 2021, partially offset by higher feedstock costs and operating expenses.

Net Sales
$ (in millions)
550
500
450
400
350
300
$532.6
$350.0
$404.2
2021
2020
2019

Operating Income (Loss)
$ (in millions)
150
100
50
0
(50)
$134.5
$(34.9)
$27.4
2021
2020
2019

Net Income (Loss)
$ (in millions)
100
50
0
(50)
(100)
$78.2
$(98.2)
$(35.0)
2021
2020
2019

EBITDA (1)

250
200
150
100
50
$ (in millions)
$212.7
$41.4
$107.5
2021
2020
2019

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measure shown above.

December 31, 2021 | 35

Net Sales - Net sales increased by $182.6 million to $532.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to favorable sales pricing contributing $205.1 million in higher revenue, offset by decreased sales volumes resulting in $35.4 million of lower revenue as compared to the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, net sales included $31.4 million and $33.3 million in freight revenue, respectively, and $10.3 million and $10.1 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

(in thousands)	Price Variance	Volume Variance
UAN	$135,191	$(17,448)
Ammonia	69,943	(17,920)

For the year ended December 31, 2021 compared to the year ended December 31, 2020, ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply driven by production outages from Winter Storm Uri in February 2021 and Hurricane Ida in August and September 2021, as well as increased industry turnaround activity and lower global fertilizer production due to higher natural gas prices in Europe and Asia during 2021. Total product sales volumes were unfavorable driven by lower production due to the Messer Outages, Winter Storm Uri, the Power Outages, and the R2 Outage.

Cost of Materials and Other
110
100
90
80
70
$ (in millions)
$98.3
$91.1
$94.1
2021
2020
2019

Direct Operating Expenses (1)
$198.7
$157.9
$173.6
200
175
150
125
$ (in millions)
2021
2020
2019

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - Cost of materials and other for the year ended December 31, 2021 was $98.3 million, compared to $91.1 million for the year ended December 31, 2020. The $7.2 million increase was comprised primarily of a $12.0 million increase in natural gas costs at our East Dubuque Facility due to higher natural gas prices, $4.5 million increase in pet coke costs at our Coffeyville Facility related to higher third-party coke pricing caused by higher crude oil prices and higher related party pet coke pricing due to the UAN-indexed pricing formula, and $1.5 million increase in purchases of hydrogen. These increases were offset by a decrease in freight expenses and distribution costs of $4.0 million due to downtime in October and November 2021 and a discontinuation of the Gavilon Railcar Lease in April 2021, a decrease related to a build in our ammonia and UAN inventories contributing $3.5 million, and a decrease in ammonia purchases of $3.3 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the year ended December 31, 2021, direct operating expenses (exclusive of depreciation and amortization) were $198.7 million as compared to $157.9 million for the year ended December 31, 2020. The $40.8 million increase was primarily due to higher personnel costs for labor of $4.6 million and share-based compensation expenses of $15.6 million as a result of higher market prices for CVR Partners’ units, higher electrical provider pricing and usage of $13.7 million, higher natural gas prices of $9.9 million, higher insurance costs of $2.4 million, and increased turnaround expenses of $2.2 million. These costs were partially offset by a decrease related to a build in ammonia and UAN inventories of $7.8 million.

December 31, 2021 | 36

Depreciation and Amortization

$ (in millions)
80
70
60
$73.5
$76.1
$79.8
2021
2020
2019

Selling, General and Administrative Expenses, and Other

30
25
20
15
10
$ (in millions)
$27.6
$18.8
$29.2
2021
2020
2019

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $2.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of inventory changes offset by increases in accelerated depreciation related to projects to be completed by 2025 that will retire assets earlier than their original expected useful life.

Selling, General, and Administrative Expenses, and Other - Selling, general and administrative expenses and other increased approximately $8.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to higher personnel costs in 2021 due to an increase in share-based compensation expenses resulting from the increase in CVR Partners’ unit price.

Other Income, Net - Other income, net for the year ended December 31, 2021 was $4.7 million, compared to $0.2 million for the year ended December 31, 2020. The increase was due to sales of natural gas volumes at the East Dubuque Facility in February 2021.

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

Beginning with the second quarter of 2021, management began reporting Adjusted EBITDA, as defined below. We believe the presentation of this non-GAAP measure is meaningful to compare our operating results between periods and peer companies. All prior periods presented have been conformed to the definition below. The following are non-GAAP measures we present for the year ended December 31, 2021:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted for certain significant non-cash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA - Net cash provided by operating activities reduced by (i) interest expense, net, (ii) income tax expense (benefit), (iii) change in working capital, and (iv) other non-cash adjustments.

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

December 31, 2021 | 37

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

Major Scheduled Turnaround Activities

Coffeyville Facility - The next planned turnaround at the Coffeyville Facility is expected to commence in the summer of 2022. Additionally, the Coffeyville Facility had planned downtime which was completed during the fourth quarter of 2021 at a cost of $2.0 million. For the year ended December 31, 2021, we also incurred turnaround expense of $0.3 million, related to planning for the Coffeyville Facility’s expected turnaround in the summer of 2022.

East Dubuque Facility - The next planned turnaround at the East Dubuque Facility is expected to occur in the summer of 2022. For the year ended December 31, 2021, we incurred turnaround expense of $0.6 million, related to planning for the East Dubuque Facility’s expected turnaround in the summer of 2022.

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

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$78,155	$(98,181)	$(34,969)
Interest expense, net	60,978	63,428	62,636
Income tax expense (benefit)	57	30	(18)
Depreciation and amortization	73,480	76,077	79,839
EBITDA	212,670	41,354	107,488
Goodwill impairment	—	40,969	—
Adjusted EBITDA	$212,670	$82,323	$107,488

December 31, 2021 | 38

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$188,725	$19,740	$39,157
Non-cash items:
Loss on extinguishment of debt	(8,462)	—	—
Goodwill impairment	—	(40,969)	—
Other	(26,958)	(6,630)	(10,503)
Adjustments:
Interest expense, net	60,978	63,428	62,636
Income tax expense (benefit)	57	30	(18)
Change in assets and liabilities	(1,670)	5,755	16,216
EBITDA	212,670	41,354	107,488
Goodwill impairment	—	40,969	—
Adjusted EBITDA	$212,670	$82,323	$107,488

Reconciliation of EBITDA to Available Cash for Distribution

	Year Ended December 31,
(in thousands)	2021	2020	2019
EBITDA	$212,670	$41,354	$107,488
Non-cash items:
Goodwill impairment	—	40,969	—
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(50,562)	(59,995)	(59,997)
Debt service	(30,000)	—	—
Financing fees	(4,627)	—	—
Maintenance capital expenditures	(16,226)	(11,649)	(18,247)
Utility pass-through	4,013	—	—
Common units repurchased	(529)	(7,076)	—
Other (reserves) releases:
Reserve for recapture of prior negative available cash	(14,980)	(5,917)	—
Future turnaround	(10,750)	(4,500)	—
Previously established cash reserves	—	—	25,433
Reserve for repayment of current portion of long-term debt	—	(2,240)	—
Cash reserves for future operating needs	5,308	(5,308)	(28,000)
Major scheduled expenditures	2,240	2,567	—
Available cash for distribution (1) (2)	$96,557	$(11,795)	$26,677

Common units outstanding	10,681	10,706	11,328

(1)Amount represents the cumulative available cash based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership did not declare a cash distributions for the first quarter of 2021, declared and paid a $1.72 and $2.93 cash distribution related to the second and third quarter of 2021, respectively, and declared a cash distribution of $5.24 per common unit related to the fourth quarter of 2021.

December 31, 2021 | 39

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

The effects of the COVID-19 pandemic resulted in a reduction in U.S. economic activity in 2020 and 2021. These effects caused significant volatility and disruption of the financial markets, and we have observed adverse impacts to our business and financial performance, of which the nature and extent of such impacts remains uncertain. In early 2021, as the impacts of the COVID-19 pandemic started to recover, Winter Storm Uri and Hurricane Ida caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, leading to lower fertilizer supply due to production outages which increased the price of fertilizer. This period of extreme economic disruption may continue to have an impact on our business, results of operations, and access to sources of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as COVID-19 vaccines are distributed and countries and states continue to monitor their efforts against the virus, and variants thereof, and weigh further lock-down measures. In executing financial discipline, we have successfully implemented and are maintaining the following measures:

•Taking advantage of downtime to perform maintenance activities which enabled us to defer the East Dubuque Facility turnaround from 2021 to 2022; and
•Reducing the amount of maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which we consider are critical to support future activities.

When paired with the actions outlined above, we believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs and other inflationary pressures. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or otherwise refinance our existing debt. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

On June 23, 2021, the Partnership and certain of its subsidiaries completed a private offering of $550.0 million aggregate principal amount of 6.125% Senior Unsecured Notes due June 2028 (the “2028 Notes”), which mature on June 15, 2028, and partially redeemed the Partnership’s 9.25% Senior Notes due June 2023 (the “2023 Notes”) in the amount of $550.0 million. On September 23, 2021 and December 22, 2021, the Partnership redeemed an additional $15.0 million and $15.0 million, respectively, in aggregate principal of the 2023 Notes. On February 22, 2022, the Partnership redeemed the remaining $65 million in aggregate principal amount of the 2023 Notes. Collectively, these transactions represent a significant and favorable change in the Partnership’s cash flow and liquidity position, with an annual savings of approximately $26.0 million in future interest expense, as compared to our 2020 Form 10-K. Additionally, on September 30, 2021, the Partnership entered into a new credit agreement with an aggregate principal amount of up to $35.0 million with a maturity date of September 30, 2024 (the “ABL Credit Facility”) and terminated its $35.0 million ABL Credit Agreement, dated as of September 30, 2016, as amended (the “2016 ABL Credit Agreement”). The Partnership and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of December 31, 2021. Refer to Part II, Item 8, Note 5 (“Long-Term Debt”) of this Report for further information.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

December 31, 2021 | 40

Cash and Other Liquidity

As of December 31, 2021, we had cash and cash equivalents of $112.5 million, including $34.2 million of customer advances. Combined with $35.0 million available under our ABL Credit Agreement, we had total liquidity of $147.5 million as of December 31, 2021. As of December 31, 2020, we had $30.6 million in cash and cash equivalents, including $7.6 million of customer advances.

	December 31,
(in thousands)	2021	2020
9.25% Senior Secured Notes, due June 2023 (1)	$65,000	$645,000
6.125% Senior Notes, due June 2028	550,000	—
Unamortized discount and debt issuance costs	(4,358)	(11,058)
Total long-term debt	610,642	633,942
Current portion of long-term debt (2)	—	2,240
Total long-term debt, including current portion	$610,642	$636,182

(1)The call price of the 9.25% Senior Secured Notes due June 2023 (the “2023 Notes”) decreased to par on June 15, 2021. On June 23, 2021, September 23, 2021, and December 22, 2021, the Partnership redeemed $550 million, $15 million, and $15 million, respectively, of the 2023 Notes, at par, plus accrued and unpaid interest. The remaining balance of $65 million was outstanding as of December 31, 2021. The $65 million outstanding balance of the 2023 Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.
(2)The $2.2 million outstanding balance of the 6.5% Notes, due April 2021 (the “2021 Notes”) was paid in full on April 15, 2021.

On June 23, 2021, the Partnership and its subsidiary, CVR Nitrogen Finance Corporation (“Finance Co.” and, together with CVR Partners, the “Issuers”), completed a private offering of $550 million aggregate principal amount of 6.125% Senior Secured Notes due 2028 (the “2028 Notes”). The net proceeds from the 2028 Notes, plus cash on hand, were used to redeem $550 million aggregate principal amount of the 2023 Notes. On September 23, 2021 and December 22, 2021, the Partnership redeemed $15 million and $15 million aggregate principal amount of the outstanding 2023 Notes, respectively. On September 30, 2021, the Partnership entered into the ABL Credit Agreement and terminated its 2016 ABL Credit Agreement. As of December 31, 2021, the Partnership had the remaining portion of the 2023 Notes, the 2028 Notes, and the ABL Credit Agreement, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. On February 22, 2022, the Partnership redeemed the remaining $65 million in aggregate principal amount of the 2023 Notes. Refer to Part II, Item 8, Note 5 (“Long-Term Debt”) of this Report for further information.

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

Our total capital expenditures for the years ended December 31, 2021 and 2020, along with our estimated expenditures for 2022 are as follows:

	Year Ended December 31,		Estimated
(in thousands)	2021	2020	2022
Maintenance capital	$16,226	$11,651	$32,000 - 34,000
Growth capital	9,460	4,780	4,000 - 5,000
Total capital expenditures	$25,686	$16,431	$36,000 - 39,000

Our estimated capital expenditures are subject to change due to unanticipated changes in the cost, scope, and completion time for capital projects. For example, we may experience unexpected changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined

December 31, 2021 | 41

by the Board. We will continue to monitor market conditions and make adjustments, if necessary, to our current capital spending or turnaround plans.

The next planned turnaround is at the Coffeyville Facility and is expected to occur in the summer of 2022, with an estimated cost of $10 to $13 million. The turnaround at our East Dubuque Facility is expected to commence in the summer of 2022, with an estimated cost of $13 to $15 million. Additionally, the Coffeyville Facility had planned downtime for certain maintenance activities, which was completed in the fourth quarter of 2021 at a cost of $2.0 million. For the year ended December 31, 2021, we also incurred approximately $0.3 million and $0.6 million, in turnaround expense related to planning for the Coffeyville Facility’s and East Dubuque Facility’s expected turnarounds in 2022, respectively.

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

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of December 31, 2021.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 22, 2021	2.93	19,893	11,404	31,297
Total distributions		$4.65	$31,571	$18,098	$49,669

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020. During the year ended December 31, 2019, CVR Partners paid distributions totaling $4.00 per common unit on a split-adjusted basis, or $45.3 million. Of these distributions, CVR Energy received $15.6 million.

For the fourth quarter of 2021, the Partnership, upon approval by the Board on February 21, 2022, declared a distribution of $5.24 per common unit, or $56.0 million, which is payable March 14, 2022 to unitholders of record as of March 7, 2022. Of this amount, CVR Energy will receive approximately $20.4 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the year ended December 31, 2021, the Partnership repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the year ended December 31, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, the Partnership repurchased 623,177 common units, respectively, at a cost of $7.1 million, inclusive of transaction costs, or an average price of $11.35 per common unit. As of December 31, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

December 31, 2021 | 42

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$188,725	$19,740	$39,157
Investing activities	(20,342)	(18,550)	(18,529)
Financing activities	(86,426)	(7,625)	(45,410)
Net increase (decrease) in cash and cash equivalents and restricted cash	$81,957	$(6,435)	$(24,782)

Operating Activities

The change in net cash flows from operating activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily due to a $171.3 million increase in EBITDA, a $22.0 million net increase in non-cash share based compensation as a result of higher market prices for CVR Partners’ units, favorable changes in working capital of $6.7 million, and a $8.5 million loss on extinguishment of debt primarily associated with the partial redemption of the 2023 Notes in June 2021. This activity is partially offset by a non-cash impairment of goodwill of $41.0 million recognized in 2020.

Investing Activities

The change in net cash used in investing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to increased capital expenditures during 2021 of $2.0 million due to deferring certain capital projects from 2020 to 2021.

Financing Activities

The change in net cash used in financing activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the partial redemptions of the 2023 Notes of $580.0 million, cash distributions paid of $49.7 million, the payment of $3.9 million in deferred financing costs during the second and third quarters of 2021 related to the offering of the 2028 Notes and the ABL Credit Facility, and the redemption of the remaining 2021 Notes of $2.2 million. These decreases were partially offset by the Partnership’s June 2021 offering of $550.0 million of the 2028 Notes, coupled with a reduction of $6.5 million in repurchases of the Partnership’s common units in 2021 compared to 2020.

Recent Accounting Pronouncements

Refer to Part II, Item 8, Note 2 (“Summary of Significant Accounting Policies”) of this Report for a discussion of recent accounting pronouncements applicable to the Partnership.

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

Inventory Valuation

The cost of our fertilizer product inventories is determined under the first-in, first-out (FIFO) method. Our FIFO inventories are carried at the lower of cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product at each of our facilities. Depending on inventory levels, the per-ton realizable value of our fertilizer

December 31, 2021 | 43

products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in each facility’s market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. During the year ended December 31, 2021 and December 31, 2019, there was no adjustment. For the year ended December 31, 2020, we recognized a loss on inventory to reflect net realizable value of $0.7 million. Due to the amount and variability in volume of fertilizer product inventories maintained, changes in production costs, and the volatility of market pricing for fertilizer products, losses recognized to reflect fertilizer product inventories at the lower of cost or net realizable value could have a material impact on the Partnership’s results of operations.

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

The Partnership tests goodwill for impairment annually on November 1 of each year, or more frequently if events or changes in circumstances indicate the asset might be impaired. One of our reporting units, the Coffeyville Facility, had a goodwill balance of $41.0 million at December 31, 2019. During the second quarter of 2020, following completion of the spring planting season, the market pricing for ammonia and UAN, which are the facility’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which had negatively impacted demand. Therefore, in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of our near-term economic recovery assumptions, including management’s revised forecasts for product pricing in 2020 and beyond, and market price performance of our common units, we concluded an impairment indicator was present and a triggering event under Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, had occurred as of June 30, 2020 and an interim quantitative impairment assessment was performed. Significant assumptions inherent in the valuation methodologies for goodwill included, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, we recorded a non-cash impairment charge of $41.0 million during 2020. There was no goodwill remaining as of December 31, 2020.

We performed our annual impairment reviews of goodwill for 2019, on November 1 and concluded no impairments. For the period ended December 31, 2019, we performed a qualitative assessment and concluded there were no events or circumstances which would trigger the performance of a quantitative analysis after reviewing all factors impacting the Coffeyville Facility reporting unit, including improved market conditions and financial results in 2019 as compared to the financial forecasts from those used in the fair value analysis at December 31, 2018, where the estimated fair value of the Coffeyville Facility reporting unit exceeded its carrying value by approximately 36% based upon the results of our quantitative goodwill impairment test.

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

December 31, 2021 | 44

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

December 31, 2021 | 45

Item 8.    Financial Statements and Supplementary Data

CVR Partners, LP and Subsidiaries

December 31, 2021 | 46

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2022 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2013.

Dallas, Texas
February 22, 2022

December 31, 2021 | 47

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2021, and our report dated February 22, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 22, 2022

December 31, 2021 | 48

CVR Partners, LP and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$112,516	$30,559
Accounts receivable	88,351	36,896
Inventories	52,270	42,349
Prepaid expenses and other current assets	9,108	8,410
Total current assets	262,245	118,214
Property, plant, and equipment, net	850,462	897,847
Other long-term assets	14,351	16,819
Total assets	$1,127,058	$1,032,880
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$—	$2,240
Accounts payable	41,504	19,544
Accounts payable to affiliates	8,895	5,217
Deferred revenue	87,060	30,631
Other current liabilities	24,401	18,709
Total current liabilities	161,860	76,341
Long-term liabilities:
Long-term debt, net of current portion	610,642	633,942
Other long-term liabilities	12,358	8,356
Total long-term liabilities	623,000	642,298
Commitments and contingencies (See Note 8)
Partners’ capital:
Common unitholders, 10,681,332 and 10,705,710 units issued and outstanding as of December 31, 2021 and 2020, respectively	342,197	314,240
General partner interest	1	1
Total partners’ capital	342,198	314,241
Total liabilities and partners’ capital	$1,127,058	$1,032,880

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2021 | 49

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per unit data)	2021	2020	2019
Net sales	$532,581	$349,953	$404,177
Operating costs and expenses:
Cost of materials and other	98,345	91,117	94,103
Direct operating expenses (exclusive of depreciation and amortization)	198,714	157,916	173,629
Depreciation and amortization	73,480	76,077	79,839
Cost of sales	370,539	325,110	347,571
Selling, general and administrative expenses	26,615	18,174	25,829
Loss on asset disposals	948	582	3,397
Goodwill impairment	—	40,969	—
Operating income (loss)	134,479	(34,882)	27,380
Other (expense) income:
Interest expense, net	(60,978)	(63,428)	(62,636)
Other income, net	4,711	159	269
Income (loss) before income tax expense	78,212	(98,151)	(34,987)
Income tax expense (benefit)	57	30	(18)
Net income (loss)	$78,155	$(98,181)	$(34,969)

Basic and diluted earnings (loss) per common unit	$7.31	$(8.77)	$(3.09)
Distributions declared per common unit	4.65	—	4.00

Weighted-average common units outstanding:
Basic and Diluted	10,685	11,195	11,328

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2021 | 50

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)	Common Units		General Partner Interest	Total Partners’ Capital
	Issued	Amount
Balance at December 31, 2018	11,328,297	$499,825	$1	$499,826
Cash distributions to common unitholders – Affiliates	—	(15,568)	—	(15,568)
Cash distributions to common unitholders – Non-affiliates	—	(29,745)	—	(29,745)
Net loss	—	(34,969)	—	(34,969)
Balance at December 31, 2019	11,328,297	419,543	1	419,544
Net loss	—	(98,181)	—	(98,181)
Repurchase of common units	(623,177)	(7,076)	—	(7,076)
Fractional unit impact of reverse unit split	590	—	—	—
Other	—	(46)	—	(46)
Balance at December 31, 2020	10,705,710	314,240	1	314,241
Cash distributions to common unitholders – Affiliates	—	(18,098)	—	(18,098)
Cash distributions to common unitholders – Non-affiliates	—	(31,571)	—	(31,571)
Net income	—	78,155	—	78,155
Repurchase of common units	(24,378)	(529)	—	(529)
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2021 | 51

CVR Partners, LP and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$78,155	$(98,181)	$(34,969)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,480	76,077	79,839
Amortization of deferred financing costs and original issue discount	2,799	4,049	3,666
Goodwill impairment	—	40,969	—
Loss on asset disposals	948	582	3,397
Loss on debt extinguishment	8,462	—	—
Share-based compensation	23,069	1,035	3,445
Other adjustments	142	964	(5)
Changes in assets and liabilities:
Accounts receivable	(21,877)	2,892	936
Inventories	(7,508)	538	9,914
Prepaid expenses and other current assets	(785)	(4,514)	1,582
Accounts payable	11,367	(1,635)	(8,077)
Deferred revenue	26,658	(1,612)	(14,575)
Accrued expenses and other current liabilities	(7,182)	(1,726)	(6,542)
Other long-term assets and liabilities	997	302	546
Net cash provided by operating activities	188,725	19,740	39,157
Cash flows from investing activities:
Capital expenditures	(20,594)	(18,598)	(18,656)
Proceeds from the sale of assets	252	48	127
Net cash used in investing activities	(20,342)	(18,550)	(18,529)
Cash flows from financing activities:
Principal payments on senior secured notes	(582,240)	—	—
Proceeds on issuance of senior secured notes	550,000	—	—
Payment of deferred financing costs	(3,892)	(448)	—
Repurchase of common units	(529)	(7,076)	—
Cash distributions to common unitholders – Affiliates	(18,098)	—	(15,568)
Cash distribution to common unitholders – Non-affiliates	(31,571)	—	(29,745)
Other financing activities	(96)	(101)	(97)
Net cash used in financing activities	(86,426)	(7,625)	(45,410)
Net increase (decrease) in cash and cash equivalents and restricted cash	81,957	(6,435)	(24,782)
Cash and cash equivalents, beginning of period	30,559	36,994	61,776
Cash and cash equivalents, end of period	$112,516	$30,559	$36,994

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2021 | 52

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, which are located in Coffeyville, Kansas (the “Coffeyville Facility”) and East Dubuque, Illinois (the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s products are sold on a wholesale basis in the United States. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

Interest Holders

As of December 31, 2021, public common unitholders held approximately 64% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held approximately 36% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of December 31, 2021, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”). The Unit Repurchase Program enables the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized an additional $10 million for the Unit Repurchase Program. During the year ended December 31, 2021, the Partnership repurchased 24,378 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $0.5 million, inclusive of transaction costs, or an average price of $21.70 per common unit. During the year ended December 31, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, the Partnership repurchased 623,177 common units, respectively, at a cost of $7.1 million, inclusive of transaction costs, or an average price of $11.35 per common unit. As of December 31, 2021, the Partnership had $12.4 million in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Management and Operations

The Partnership, including CVR GP, is led by the Board and its committees and managed by the general partner’s executive officers, CVR Services (as sole member of the general partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements between the Partnership, CVR GP, CVR Energy, and certain of their respective subsidiaries, including a service agreement. See Note 9 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

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

December 31, 2021 | 53

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

Reclassifications

Certain reclassifications have been made within the consolidated financial statements for prior periods to conform with current presentation.

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

Allowances for doubtful accounts are generally recorded when it becomes probable the receivable will not be collected and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 22% and 20% of the net accounts receivable balance at December 31, 2021 and 2020, respectively. Bad debt expense was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Inventories

Inventories consist of fertilizer products which are valued at the lower of FIFO cost, or net realizable value. Inventories also include raw materials (primarily gauze, natural gas, and pet coke) and parts and supplies that are valued at the lower of moving-average cost, which approximates FIFO, or net realizable value. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	December 31,
(in thousands)	2021	2020
Finished goods	$17,141	$9,815
Raw materials	833	152
Parts, supplies and other	34,296	32,382
Total inventories	$52,270	$42,349

At December 31, 2021 and 2020, inventories included depreciation of approximately $3.1 million and $2.0 million, respectively.

December 31, 2021 | 54

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

Asset	Range of Useful Lives, in Years
Land and improvements	10 to 30
Buildings and improvements	3 to 30
Automotive equipment	5 to 30
Machinery and equipment	1 to 30
Other	3 to 10

Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Machinery and equipment	$1,410,203	$1,388,735
Buildings and improvements	17,598	17,598
Automotive equipment	16,433	16,608
Land and improvements	14,199	14,132
Construction in progress	14,167	12,098
Other	2,221	1,721
	1,474,821	1,450,892
Less: Accumulated depreciation	(624,359)	(553,045)
Total property, plant and equipment, net	$850,462	$897,847

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

As of December 31, 2021, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

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

ROU assets represent the Partnership’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of minimum lease payments over the lease term using an incremental borrowing rate with a maturity similar to the lease term, as our leases do not generally provide an implicit rate. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably

December 31, 2021 | 55

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation and interest is recorded as interest expense.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the assets acquired less liabilities assumed. Intangible assets are assets that lack physical substance (excluding financial assets). Goodwill acquired in a business combination and intangible assets with indefinite useful lives are not amortized, while intangible assets with finite useful lives are amortized. Goodwill and intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired. The Partnership uses November 1 of each year as its annual valuation date for its goodwill impairment test.

One of the Partnership’s reporting units, the Coffeyville Facility, had a goodwill balance of $41.0 million at December 31, 2019. During the second quarter of 2020, following completion of the spring planting season, the market pricing for ammonia and UAN, which are the facility’s two primary products, experienced significant pricing declines driven by updated market expectations around supply and demand fundamentals which were expected to continue into the second half of 2020. Additionally, significant uncertainty remained as to the nature and extent of impacts to be seen on the overall demand for corn and soybean given reduced ethanol production and broader economic conditions which may negatively impacted demand. Therefore, in connection with the preparation of the financial statements for the three months ended June 30, 2020, given the pricing declines experienced in the second quarter of 2020, further muting of the Partnership’s near-term economic recovery assumptions, and market price performance of the Partnership’s common units, the Partnership concluded an impairment indicator was present and a triggering event under ASC Topic 350, Intangibles-Goodwill and Other, had occurred as of June 30, 2020. Significant assumptions inherent in the valuation methodologies are goodwill include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the interim quantitative analysis, it was determined that the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As a result, the Partnership recorded a full non-cash impairment charge of $41.0 million during the year ended December 31, 2020.
As there was no goodwill remaining as of December 31, 2021 and 2020, no annual impairment review was performed. The Partnership performed the annual impairment review of goodwill for 2019 associated with the Coffeyville Facility reporting unit and concluded there were no impairments. For the period ended December 31, 2019, no events or circumstances were identified which would trigger the performance of a quantitative analysis after reviewing all qualitative factors impacting the reporting unit including improved market conditions, financial results, and financial forecasts from those used in the fair value analysis for December 31, 2018, which resulted in the fair value of the Coffeyville Facility reporting unit exceeding its carrying value by approximately 36%.

Loss Contingencies

In the ordinary course of business, CVR Partners may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. Accrued amounts are reflected in Other current liabilities or Other long-term liabilities depending on when the Company expects to expend such amounts. As of December 31, 2021 and 2020, there are no matters or contingencies that require recognition or disclosure.

December 31, 2021 | 56

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental, Health & Safety (“EHS”) Matters

The Partnership is subject to various stringent federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Management periodically reviews and, as appropriate, revises its environmental accruals. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. Accrued amounts are reflected in Other current liabilities or Other long-term liabilities depending on when the Company expects to expend such amounts. As of December 31, 2021 and 2020, no liabilities have been recognized for environmental remediation matters as no matters have been identified that are considered to be probable or estimable.

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

December 31, 2021 | 57

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

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2022, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Partnership is currently evaluating the impact of adopting this new accounting standard, but does not expect it to have a material impact on its consolidated financial statements and related disclosures.

(3) Leases

Lease Overview

We lease railcars and certain facilities and equipment to support the Partnership’s operations. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 20 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase

December 31, 2021 | 58

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option reasonably certain of exercise. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

Balance Sheet Summary at December 31, 2021 and 2020

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$4,570	$—	$7,327	$—
Real estate and other	2,755	34	3,040	101
Lease liability
Railcars	$4,570	$—	$7,696	$—
Real estate and other	665	—	867	105

Lease Expense Summary for the Years Ended December 31, 2021, 2020, and 2019

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the years ended December 31, 2021, 2020, and 2019, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease expense	$3,827	$4,113	$3,122
Finance lease expense:
Amortization of ROU asset	$102	$101	$322
Interest expense on lease liability	2	6	10
Short-term lease expense	$552	$372	$417

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities:

	December 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	2.1 years	0.0 years	2.9 years	1.3 years
Weighted-average discount rate	5.1%	—%	5.1%	4.0%

December 31, 2021 | 59

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s ROU assets and liabilities at December 31, 2021. There were no finance lease payments remaining at December 31, 2021.

(in thousands)	Operating Leases
Year Ending December 31,
2022	$3,220
2023	1,359
2024	676
2025	261
2026	—
Thereafter	—
Total lease payments	5,516
Less: imputed interest	(281)
Total lease liability	$5,235

On July 31, 2020, the Partnership and Messer LLC (“Messer”) entered into an On-Site Product Supply Agreement (the “Messer Agreement”). On February 21, 2022, the Partnership entered into the First Amendment to the On-Site Product Supply Agreement (the “Messer Amendment”, and collectively, the “Amended Messer Agreement”) with Messer. Under the Amended Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Amended Messer Agreement, and the Partnership is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for the Partnership’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under FASB Accounting Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”), as the Partnership does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Amended Messer Agreement. The Amended Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as the Partnership will receive all output associated with the Vessel. Based on terms outlined in the Amended Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an amount of approximately $25 million being capitalized upon lease commencement when the Vessel is placed in service.

(4) Other Current Liabilities

Other current liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Personnel accruals	$7,920	$7,475
Share-based compensation	5,888	442
Operating lease liabilities	3,052	3,309
Accrued taxes other than income taxes	1,744	1,769
Accrued interest	1,654	2,506
Sales incentives	1,555	2,215
Prepaid revenue contracts	954	197
Other accrued expenses and liabilities	1,634	796
Total other current liabilities	$24,401	$18,709

December 31, 2021 | 60

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Long-Term Debt

Long-term debt consists of the following:

	December 31,
(in thousands)	2021	2020
9.25% Senior Secured Notes, due June 2023 (1) (2)	$65,000	$645,000
6.125% Senior Notes, due June 2028 (1)	550,000	$—
Unamortized discount and debt issuance costs (3)	(4,358)	(11,058)
Total long-term debt	610,642	633,942
Current portion of long-term debt and finance lease obligations (4)	—	2,240
Total long-term debt, including current portion	$610,642	$636,182

(1)The estimated fair value of the 9.25% Senior Secured Notes due June 2023 (the “2023 Notes”) was approximately $65.1 million and $645.7 million as of December 31, 2021 and December 31, 2020, respectively. The estimated fair value of the 6.125% Senior Secured Notes due June 2028 was approximately $580.3 million as of December 31, 2021. This estimate of fair value is a Level 2 measurement as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(2)The call price of the 2023 Notes decreased to par on June 15, 2021. On June 23, 2021, September 23, 2021, and December 22, 2021, the Partnership redeemed $550 million, $15 million, and $15 million, respectively, of the 2023 Notes, at par, plus accrued and unpaid interest on the redeemed portion. The remaining balance of $65 million was outstanding as of December 31, 2021. The $65 million outstanding balance of the 2023 Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.
(3)For the years ended December 31, 2021, 2020, and 2019, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $2.5 million, $3.8 million, and $3.4 million, respectively.
(4)The $2.2 million outstanding balance of the 6.5% Notes, due April 2021, was paid in full on April 15, 2021.

Credit Agreements

(in thousands)	Total Capacity	Amount borrowed as of December 31, 2021	Outstanding Letters of Credit	Available capacity as of December 31, 2021	Maturity Date
ABL Credit Agreement (1) (2) (3)	$35,000	$—	$—	$35,000	September 30, 2024

(1)On September 30, 2021, the Partnership entered into a senior secured asset based credit agreement with an aggregate principal amount of up to $35.0 million with a maturity date of September 30, 2024 (the “ABL Credit Facility”) and terminated its $35.0 million ABL Credit Agreement, dated as of September 30, 2016, as amended (the “2016 ABL Credit Agreement”).
(2)Beginning September 30, 2021, loans under the Partnership’s ABL Credit Facility bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if our quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if our quarterly excess availability is greater than or equal to 50% but less than 75%, or (iii) (a) 2.115% plus SOFR or (b) 1.115% plus a base rate, otherwise.
(3)For the years ended December 31, 2021, 2020, and 2019, amortization expense for deferred financing costs were approximately $0.3 million, $0.2 million, and $0.2 million, respectively.

6.125% Senior Secured Notes due June 2028

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

December 31, 2021 | 61

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

9.25% Senior Secured Notes due June 2023

On June 10, 2016, CVR Partners and Finance Co. (together the “2023 Notes Issuers”), certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes mature on June 15, 2023, unless earlier redeemed or repurchased by the issuers. Interest on the 2023 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 2023 Notes are guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

On or after June 15, 2021, the 2023 Notes Issuers may redeem all or part of the 2023 Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest to the applicable redemption date. The 2023 Notes contain customary covenants for a financing of this type that, among other things, restrict CVR Partners’ ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnerships’ restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnerships’ assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. In addition, the indenture contains customary events of default, the occurrence of which would result in or permit the trustee or the holders of at least 25% of the 2023 Notes to cause the acceleration of the 2023 Notes, in addition to the pursuit of other available remedies.

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

On September 23, 2021 and December 22, 2021, the Partnership redeemed $15 million and $15 million, respectively, in aggregate principal amount of the outstanding 2023 Notes at par and settled accrued interest of approximately $0.4 million and less than $0.1 million, respectively, through the date of each redemption. As a result of these redemptions and for the year ended December 31, 2021, the Partnership recognized in Interest expense, net a $0.3 million loss on extinguishment of debt, which includes the write-off of unamortized deferred financing costs and discount of $0.1 million and $0.2 million, respectively.

On February 22, 2022, the Partnership redeemed all of the outstanding 2023 Notes at par and settled accrued interest of approximately $1.1 million through the date of redemption. As a result of this transaction, the Partnerships will recognize a loss on extinguishment of debt of $0.6 million in the first quarter of 2022, which includes the write-off of unamortized deferred financing costs and discount of $0.2 million and $0.4 million, respectively.

December 31, 2021 | 62

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ABL Credit Agreement

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

Loans under the ABL Credit Facility initially bear interest at an annual rate equal to, at the option of the borrowers, (i) 1.615% plus SOFR or (ii) 0.615% plus a base rate. Based on the previous quarter’s excess availability, such annual rate could increase to, at the option of the borrowers, (i) 2.115% plus SOFR or (ii) 1.115% plus a base rate. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

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

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2021.

(6) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Ammonia	$146,140	$94,117	$94,467
UAN	316,014	198,258	251,199
Urea products	28,746	14,115	17,430
Net sales, exclusive of freight and other	490,900	306,490	363,096
Freight revenue	31,419	33,329	33,436
Other revenue	10,262	10,134	7,645
Net sales	$532,581	$349,953	$404,177

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

December 31, 2021 | 63

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

Transaction Price - Allocation to Remaining Performance Obligations

As of December 31, 2021, the Partnership had approximately $10.2 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $6.0 million of these performance obligations as revenue by the end of 2022, an additional $4.0 million in 2023, and the remaining balance thereafter. The Partnership has elected to not disclose the amount of transaction price allocated to remaining performance obligations for contracts with an original expected duration of less than one year. The Partnership has elected to not disclose variable consideration allocated to wholly unsatisfied performance obligations that are based on market prices that have not yet been determined.

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

A summary of the deferred revenue activity during the year ended December 31, 2021 is presented below:

(in thousands)
Balance at December 31, 2020	$30,631
Add:
New prepay contracts entered into during the period (1)	146,598
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(29,724)
Revenue recognized related to contracts entered into during the period	(59,914)
Other changes	(531)
Balance at December 31, 2021	$87,060

(1)Includes $93.7 million where payment associated with prepaid contracts was collected as of December 31, 2021.

December 31, 2021 | 64

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers

CVR Partners had one customer who comprised 13% of net sales for the year ended December 31, 2021 and two customers who comprised 26% and 28% of net sales for the years ended December 31, 2020 and 2019, respectively.

(7) Share-Based Compensation

Overview

CVR Partners has a Long-Term Incentive Plan (“CVR Partners LTIP”) which permits the granting of options, stock and unit appreciation rights (“SARs”), restricted shares, restricted stock units, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, dividend and distribution equivalent rights, share awards, and performance awards (including performance share units, performance units, and performance-based restricted stock). Individuals who are eligible to receive awards under or in connection with the CVR Partners LTIP include any director, officer, employee, employee candidate, consultant or advisor of the Partnership, its subsidiaries, or its parent.

CVR Partners’ Phantom Unit Awards and Compensation Expense

Phantom unit awards have been granted to officers, employees, and directors (the “Share-Based Awards”). As a result, Share-Based Awards that reflect the value and distributions of CVR Partners, as applicable, have been granted and remain outstanding as of December 31, 2021. Each Share-Based Award and the related distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit, in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid, as applicable, from the grant date through the vesting date. The Share-Based Awards are generally graded-vesting awards, which vest over three years with one-third of the award vesting each year the grantee remains employed by the Partnership and its subsidiaries. Compensation expense is recognized ratably, based on service provided to the Partnership and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being re-measured to fair value at the end of each reporting period due to their liability-award classification.

A summary of phantom unit award activity during the year ended December 31, 2021 is presented below:

(in thousands, except per unit data)	Units (1)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2020	518,881	$14.70	$8,312
Granted	46,581	80.61
Vested	(189,177)	14.21
Forfeited	(14,445)	11.67
Non-vested at December 31, 2021	361,840	$18.89	$29,921

(1)As of December 31, 2021, there are no outstanding awards under the CVR Partners LTIP, and the only outstanding and unvested phantom awards are issued in connection with, not under, the CVR Partners LTIP.

Unrecognized compensation expense associated with the phantom units at December 31, 2021 was approximately $19.0 million, which is expected to be recognized over a weighted average period of 2.0 years. Compensation expense recorded for the years ended December 31, 2021, 2020, and 2019 related to these awards was approximately $27.0 million, $0.6 million, and $2.3 million, respectively.

As of December 31, 2021 and 2020, the Partnership had a liability of $9.1 million and $0.6 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights and, for the years ended December 31, 2021, 2020, and 2019, paid cash of $11.1 million, $0.5 million, and $0.8 million, respectively, to settle liability-classified awards upon vesting.

As of December 31, 2021 and 2020, CVR Energy had a liability associated with the CVR Partners LTIP of $3.3 million and $0.3 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights

December 31, 2021 | 65

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, for the years ended December 31, 2021, 2020, and 2019, paid cash of $4.4 million, $0.3 million, and $0.9 million, respectively, to settle liability-classified awards upon vesting under the CVR Partners LTIP.

Incentive Unit Awards — CVR Energy

CVR Energy grants awards of incentive units and dividend equivalent rights to certain of its employees and those of its subsidiaries, including CVR GP, who provide shared services for CVR Energy and its subsidiaries, including the Partnership. Costs related to these incentive unit awards are allocated to the Partnership based on time spent on Partnership business. Total compensation expense allocated to the Partnership for the years ended December 31, 2021, 2020, and 2019 related to the incentive units was $2.3 million, $0.4 million and $1.0 million, respectively.

The Partnership had no separate liabilities related to these incentive unit awards as of December 31, 2021 and 2020, as the allocation of compensation expense for incentive unit awards is part of the amount charged to the Partnership under the Corporate MSA. For the years ended December 31, 2021 and 2019, the Partnership had no reimbursements related to its allocated portion of CVR Energy’s incentive unit awards payments, respectively, and for the year ended December 31, 2020, the Partnership made reimbursements to CVR Energy of $2.2 million. See Note 9 (“Related Party Transactions”) for further discussion of the Corporate MSA.

Performance Unit Awards

Pursuant to the employment agreement, as amended, with the Partnership’s Executive Chairman, CVR Energy entered into a performance unit award agreement (the “2017 Performance Unit Award Agreement”) on November 1, 2017 with our Executive Chairman representing the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy’s common stock over the 30 day trading period from January 4, 2022 to February 15, 2022 is equal to or greater than $60 per share. Effective as of December 22, 2021, CVR Energy and our Executive Chairman entered into an amendment to the 2017 Performance Unit Award Agreement, which extended the end of the performance period thereunder to December 31, 2024, and changed the 30 day trading period on which the average closing price of CVR Energy’s common stock is based to January 6, 2025 through February 20, 2025. Under the 2017 Performance Unit Award Agreement, for the year ended December 31, 2021, the Partnership recognized a benefit of $0.6 million. No compensation costs were recognized for the years ended December 31, 2020 and 2019. Under the 2017 Performance Unit Award Agreement, as of December 31, 2021 and 2020, the Partnership had no outstanding liability. Once the performance parameters are probable of being met under the 2017 Performance Unit Award Agreement, the Partnership’s allocated portion of unrecognized compensation costs would be approximately $2.3 million.

Other Benefit Plans

CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (the “Plans”), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR Partners provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership’s matching contributions and contain a provision to count service with predecessor organizations. The Partnership did not have contributions under the Plans for the year ended December 31, 2021, as the Partnership’s matching contributions for the Plans were suspended effective January 1, 2021, and had approximately $1.9 million, and $1.8 million for the years ended December 31, 2020 and 2019, respectively. The Partnership’s matching contributions for the Plans resumed effective January 1, 2022.

December 31, 2021 | 66

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Commitments

Supply Commitments

The minimum required payments for unconditional purchase obligations, including the natural gas purchases outlined below, are as follows:

(in thousands)	Unconditional Purchase Obligations
Year Ending December 31,
2022	$41,351
2023	9,261
2024	8,778
2025	8,779
2026	8,779
Thereafter	37,599
$114,547

Supply Commitments - The Partnership is a party to various supply agreements with both related and third parties which commit the Partnership to purchase minimum volumes of hydrogen, oxygen, nitrogen, pet coke, and natural gas to run its plants’ operations.

The Partnership is also party to a natural gas supply agreement with various third-parties. Natural gas expense for the years ended December 31, 2021, 2020, and 2019 totaled approximately $52.9 million, $32.4 million, and $33.1 million, respectively, and is included in Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization).

The Partnership entered into the Coffeyville Master Service Agreement (“Coffeyville MSA”) with Coffeyville Resources Refining & Marketing, LLC, an indirect, wholly-owned subsidiary of CVR Energy (“CRRM”), pursuant to which, it agrees to pay a monthly fee for pet coke purchases. The Partnership’s Coffeyville Facility obtains a significant amount (48% on average during last five years, 43% in 2021) of the pet coke it needs from the Coffeyville MSA. Any remaining pet coke needs are required to be purchased from various third parties. The price paid pursuant to the Coffeyville MSA is based on the lesser of a pet coke price derived from the price received for UAN (the “UAN-based Price”) or a pet coke price index. The UAN-based Price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost (“netback price”) of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton. See Note 9 (“Related Party Transactions”) for further discussion of the Coffeyville MSA.

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

The Partnership, with respect to the Coffeyville Facility, is also party to the Messer Agreement, pursuant to which, it is required to take as available and pay for the supply of oxygen and nitrogen to the plant. This agreement was renewed and commenced in July 2020 for an initial term of 15 years with annual renewals thereafter. Expenses associated with this agreement are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2021, 2020, and 2019, totaled approximately $3.9 million, $4.2 million, and $4.2 million, respectively.

In addition to the related party Coffeyville MSA, the Coffeyville Facility has pet coke supply agreements with multiple third-party refineries to purchase approximately 327,000 tons of pet coke at a fixed price for delivery at different dates through

December 31, 2021 | 67

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2022. The Coffeyville Facility has historically purchased third-party pet coke based on spot purchases and supply agreements in place at the time. The delivered cost of third-party pet coke purchases is included in Cost of materials and other and totaled approximately $17.4 million, $17.9 million, and $10.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

During 2019, the Partnership, with respect to the East Dubuque Facility, entered into a utility service agreement with a new third-party energy cooperative. The new utility service agreement does not contain purchase commitments. The cost of utilities, including natural gas purchases, is included in Direct operating expenses (exclusive of depreciation and amortization). Prior to entering into the new utility service agreement, the East Dubuque Facility had a utility service agreement with a third-party energy cooperative which included certain charges on a take-or-pay basis and amounts associated with this agreement totaled approximately $3.7 million for the year ended December 31, 2019.

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

Omnibus Agreement

We are party to an omnibus agreement with CVR Energy and our general partner, pursuant to which we have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or the unitholders whatsoever. These obligations will continue so long as CVR Energy owns at least 50% of our general partner. There was no activity reported under this agreement during the years ended 2021, 2020, and 2019.

Coffeyville MSA

Effective January 1, 2020, the Conflicts Committee of the Board and the audit committee of CVR Energy approved, and CRNF and CRRM entered into, the Coffeyville MSA which is comprised of various supply and service agreements effectively replacing, on substantially equivalent terms, other related party agreements in place during 2019 (the “Replaced Coffeyville Agreements”). In addition to affirming the terms and services described in the Replaced Coffeyville Agreements and resetting the durations thereof, as applicable, commencing January 1, 2020, the Coffeyville MSA provides for monthly payments, subject to netting, for all goods and services supplied under the Coffeyville MSA. The Coffeyville MSA will continue in effect until terminated in writing, in whole or in part, by either party, or until terminated automatically in the event a party falls out of common control with the other party. The Coffeyville MSA provides the following services:

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

December 31, 2021 | 68

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

Corporate MSA

Also effective January 1, 2020, the Conflicts Committee of the Board and the audit committee of CVR Energy approved, and the parties entered into the Corporate MSA between CVR Services and certain of its affiliates, including CVR Energy, CVR GP and the Partnership and its subsidiaries, which is comprised of various management and service agreements effectively replacing other related party agreements, on substantially equivalent terms, in place for 2019 (the “Replaced Corporate Agreements”). In addition to affirming the terms and services described in the Replaced Corporate Agreements and resetting the durations thereof, as applicable, commencing January 1, 2020, the Corporate MSA provides for payment by each service recipient under the Corporate MSA of a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup. Either CVR Services or CVR GP may terminate the Corporate MSA upon at least 90 days notice.

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
•managing or providing advice for other projects, including acquisitions, as may be agreed by the general partner and CVR Services from time to time; and
•permitting the use of the CVR Energy and CVR Partners trademarks by CVR GP and the Partnership at no cost.

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation (refer to Note 7 (“Share-Based Compensation”)), of $8.1 million, $6.6 million, and $7.3 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

December 31, 2021 | 69

CVR Partners, LP and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Activity

Activity associated with the Partnership’s related party arrangements for the years ended December 31, 2021, 2020, and 2019 is summarized below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales to related parties (1)	$308	$993	$119
Purchases from related parties (2)	41,717	26,276	30,876

	December 31,
	2021	2020
Due to related parties (3)	$3,580	$694

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
(3)Due to related parties, included in Accounts payable to affiliates, consist primarily of amounts payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and Corporate MSA.

Environmental Agreement

Our Coffeyville Facility is a party to an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting CVR Energy’s Coffeyville refinery and our Coffeyville Facility. To the extent that liability arises from environmental contamination that is caused by CRRM but is also commingled with environmental contamination caused by our Coffeyville Facility, CRRM may elect, in its sole discretion and at its own cost and expense, to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that CRRM will not waive any rights to indemnification or compensation otherwise provided for in the agreement. No liability under this agreement was recorded as of December 31, 2021 and 2020.

Terminal and Operating Agreement

Our Coffeyville Facility entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC, an indirect wholly owned subsidiary of CVR Energy (“CRT”), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, we may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that we may terminate the agreement during any renewal term with at least 180 days written notice. Under the terms of this agreement, we will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal, and $4.00 per ton of UAN taken out of the terminal.

Property Exchange

On October 18, 2019, the Conflicts Committee of the Board and on October 22, 2019, the audit committee of CVR Energy each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the ASC Topic 805-50, Business Combinations (“ Topic 805-50”), guidance on transferring assets between entities under common control. This transaction had a net impact to the Partnership’s partners’ capital of less than $0.1 million.

December 31, 2021 | 70

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

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of December 31, 2021.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 22, 2021	2.93	19,893	11,404	31,297
Total distributions		$4.65	$31,571	$18,098	$49,669

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020, and no distributions were declared or paid during 2020. During the year ended December 31, 2019, the Partnership paid distributions totaling $4.00 per common unit on a split-adjusted basis, or $45.3 million. Of these distributions, CVR Energy received $15.6 million.

For the fourth quarter of 2021, the Partnership, upon approval by the Board on February 21, 2022, declared a distribution of $5.24 per common unit, or $56.0 million, which is payable March 14, 2022 to unitholders of record as of March 7, 2022. Of this amount, CVR Energy will receive approximately $20.4 million, with the remaining amount payable to public unitholders.

(10) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures and deferred financing costs included in accounts payable are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$27	$69	$40
Cash paid for interest	51,369	59,850	60,057
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,652	4,117	4,019
Operating cash flows from finance leases	2	6	20
Financing cash flows from finance leases	96	100	321
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	5,092	(2,167)	1,618
Change in deferred financing costs included in accounts payable	675	—	—

December 31, 2021 | 71

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting.

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2021. The Partnership’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Item 8, has issued a report on the effectiveness of the Partnership’s internal control over financial reporting. This report can be found under Item 8.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that materially affected or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

During the fourth quarter of 2021, the Compensation Committee of our Board adopted and approved an amendment to extend the term of the CVR Energy, Inc. Change in Control and Severance Plan (the “CVI Severance Plan”), which was to expire by its terms on January 1, 2022. The CVI Severance Plan, as amended, now provides that the plan will continue until the occurrence of specified change in control events or until it is terminated by the Compensation Committee of our Board. The CVI Severance Plan provides for severance benefits to certain officers of our general partner, including its chief executive officer, principal financial officer, and other named executive officers, in the event of a termination of his or her employment under certain circumstances. The description of the amendment to the CVI Severance Plan herein is qualified in its entirety by the text of the amended CVI Severance Plan, filed as Exhibit 10.19.1 to this Annual Report on Form 10-K.

On February 21, 2022, the Compensation Committee of our Board adopted the CVR Partners, LP 2022 Performance Based Bonus Plan (the “2022 UAN Plan”), which applies to all eligible employees of our subsidiaries and contains terms equivalent to the CVR Partners, LP 2021 Performance Based Bonus Plan. The 2022 UAN Plan will be filed with the Partnership’s Quarterly Report on Form 10-Q for the period ending March 31, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

December 31, 2021 | 72

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management of CVR Partners, LP

As a publicly traded partnership, we are managed by our general partner, CVR GP, LLC (“General Partner”), either directly by its board of directors (the “Board”), by its executive officers (who are appointed by the Board) or by its sole member, CVR Services, LLC (“CVR Services”) an indirect wholly owned subsidiary of CVR Energy, Inc. (“CVR Energy”) subject to the terms and conditions specified in our partnership agreement. Limited partners are not entitled to directly or indirectly participate in our management or operations. Neither our General Partner nor the members of its Board are elected by our unitholders, and none are subject to re-election on a regular basis in the future.

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

The Board

As of December 31, 2021, the Board consisted of three directors affirmatively determined by the Board to be independent, non-employee directors (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea); two non-management directors who are also officers or employees of Icahn Enterprises L.P. (“IEP”) (Kapiljeet Dargan and David Willetts); as well as two directors who are executive officers of our General Partner (David L. Lamp, our Executive Chairman, and Mark A. Pytosh, our President and Chief Executive Officer). Four other non-management directors who are currently or were previously officers or employees of IEP also served as directors during 2021 (Patricia A. Agnello (until December 28, 2021), Jonathan Frates (until June 28, 2021), Hunter C. Gary (until March 19, 2021) and Andrew Langham (until March 19, 2021)). The Board is led by its Chairman of the Board, Mr. Lamp. As required by our Corporate Governance Guidelines, the Board oversees the business of the Partnership, including its fundamental financial and business strategies and major corporate actions, significant risks facing the Partnership and its risk management activities, and the Partnership’s Environmental, Social and Governance (“ESG”) initiatives. The Board also periodically evaluates its composition, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board believes its current structure and composition is best for the Partnership and its unitholders at this time. All actions of the Board, other than any matters delegated to a committee, will require approval by majority vote of the directors, with each director having one vote. The directors of our General Partner hold office until the earlier of their death, resignation or removal. In 2021, the Board met four times and acted nine times by written consent. All of the directors who served during 2021 attended 100% of the total meetings of the Board and each of the committees on which such director served during their respective tenure, except for Mr. Willetts who during his tenure attended 75% of the meetings of the Board and the committees on which he served.

December 31, 2021 | 73

The following table sets forth the names, positions, ages, and a description of the backgrounds, experience, and qualifications of our directors, as of February 22, 2022:

Name, Position and Age	Principal Occupation, Experience and Qualifications (1)
David L. Lamp Executive Chairman and Chairman of the Board Age 64 Current Public Company Directorships: CVR Partners, LP (January 2018 to Current) CVR Energy, Inc. (January 2018 to Current)
Mr. Lamp has served as our director and Chairman of the Board since January 2018. Mr. Lamp has served as the Executive Chairman of our general partner and as President and Chief Executive Officer of CVR Energy since December 2017, and as a Director of CVR Energy, since January 2018. Mr. Lamp has more than forty years of technical, commercial and operational experience in the refining and chemical industries. He previously served as a director of the general partner of CVR Refining, LP (“CVRR”), an independent downstream energy limited partnership, from January 2018 to February 2019; as president and chief operating officer of Western Refining, Inc. (“WNR”), formerly an independent refining and marketing company, from July 2016 until its sale to Andeavor in June 2017; and as president and chief executive officer and a director of the general partner of Northern Tier Energy, L.P. (“NTI”), formerly an independent refining and marketing company, from 2013 until its merger with WNR in July 2016. Mr. Lamp serves on the Board of Directors of the American Fuel & Petrochemical Manufacturers Association and is a past Chairman. Mr. Lamp graduated from Michigan State University with a Bachelor of Science in Chemical Engineering. We believe Mr. Lamp's extensive knowledge and experience in the refining and chemical industries, as well as his significant background serving in key executive roles at public and private companies and strong leadership skills make him well qualified to serve as our director.

Former Public Company Directorships: CVR Refining, LP (2018 to 2019); Northern Tier Energy, LP (2013 to 2016)

Mark A. Pytosh President and Chief Executive Officer and Director Age 57 Current Public Company Directorships: CVR Partners, LP (2011 to Current)
Mr. Pytosh has served as a Director and the President and Chief Executive Officer of our general partner, since 2011 and 2014, respectively, as well as the Executive Vice President – Corporate Services for CVR Energy since January 2018. Mr. Pytosh has over thirty years of experience in senior executive roles, including as chief financial officer, with various companies in the fertilizer, petroleum refining, environmental, power, solid waste and investment banking industries. Mr. Pytosh has served as a director of the University of Illinois Foundation since 2007 and The Fertilizer Institute since 2015. Mr. Pytosh received a Bachelor of Science degree in chemistry from the University of Illinois, Urbana-Champaign. Based on Mr. Pytosh’s extensive business and financial experience and significant background serving in key executive roles, we believe that he is well qualified to serve as our director.

December 31, 2021 | 74

Kapiljeet Dargan Director Age 40 Current Public Company Directorships: CVR Partners, LP (March 2021 to Current) CVR Energy, Inc. (April 2021 to Current)
Mr. Dargan has served as our director since March 2021. Mr. Dargan has served as Senior Tax Counsel for IEP and its affiliates since January 2022. Mr. Dargan previously served as Tax Counsel for IEP and its affiliates from June 2018 until December 2021. Mr. Dargan previously was an associate in the tax department of the law firm Willkie Farr & Gallagher from October 2013 to June 2018. Since April 2021, Mr. Dargan has served as a director of CVR Energy. Previously, Mr. Dargan served as a director of Viskase Companies, Inc. (“Viskase”), a meat-casing company from March 2021 to January 2022. Mr. Dargan received a B.S. in Computer Science and Quantitative Economics from Tufts University, a J.D. from UCLA School of Law, and an LL.M. in Taxation from New York University School of Law. We believe Mr. Dargan’s experience in complex tax and legal matters make him well qualified to serve as our director.

Former Public Company Directorships: Viskase Companies, Inc. (2021 to 2022)

Donna R. Ecton Director Age 74 Current Public Company Directorships: CVR Partners, LP (2008 to Current)
Ms. Ecton has served as our director since 2008. Ms. Ecton is chairman and chief executive officer of EEI Inc. which she founded in 1998. EEI is a management consulting practice which provides private equity and sub debt firms with turnaround assistance, due diligence through market/operational assessments of companies being considered for acquisition, as well as mentoring and coaching for executive officers. Prior to this, she served on the board of directors of PetSmart, Inc. where she was asked to take over the role of chief operating officer. Other operating experience includes serving as chief executive officer of Business Mail Express, Inc., Van Houten North America and Andes Candies, Inc. Ms. Ecton has also served as a corporate officer of Nutri/System, Inc. and Campbell Soup Company, as well as running the upper Manhattan middle-market lending business and the midtown Manhattan banks for Citibank, N.A. Ms. Ecton has previously served as a member of the following boards of directors: Mellon Bank Corporation and Mellon Bank N.A., Mellon PSFS, H&R Block, Inc., Tandy Corporation, Barnes Group Inc., Vencor, Inc., Body Central Corp., and KAR Auction Services, Inc. Ms. Ecton has also served as a board member or chairman of numerous privately held companies and non-profit organizations. Ms. Ecton earned her MBA from the Harvard Graduate School of Business Administration, and received her BA in economics from Wellesley College, graduating as a Durant Scholar. Ms. Ecton was elected and served on the Harvard Board of Overseers, and as president of the Harvard Business School Association’s Executive Council. She also served on the Business Advisory Council of the Carnegie Mellon Graduate School of Industrial Administration. Ms. Ecton serves on the Board of Trustees of Hillsdale College. We believe Ms. Ecton's significant background as both an executive officer and director of public companies and extensive experience in finance is an asset to our Board. Her knowledge and experience, as well as risk oversight expertise, provide the audit committee with valuable perspective in managing the relationship with our independent accountants and in the performance of financial auditing oversight.

Former Public Company Directorships: Body Central Corp (2011 to 2014); KAR Auction Services, Inc. (2013 to 2019); Mellon Bank Corporation and Mellon Bank N.A., Mellon PSFS; H&R Block, Inc.; Tandy Corporation; Barnes Group Inc.; Vencor, Inc.; and PetSmart, Inc.

December 31, 2021 | 75

Frank M. Muller, Jr. Director Age 79 Current Public Company Directorships: CVR Partners, LP (2008 to Current)
Mr. Muller has served as our director since 2008. Mr. Muller is currently the president of Toby Enterprises, which he founded in 1999 to invest in startup companies, and until 2018, served as the chairman of Topaz Technologies, LTD., a software engineering company. Until August 2009, Mr. Muller served as chairman and chief executive officer of the technology design and manufacturing from TenX Technology, Inc., which he founded in 1985. Mr. Muller was a senior vice president of the Coastal Corporation from 1989 to 2001, focusing on business acquisitions and joint ventures, and general manager of the Kensington Company, Ltd. from 1984 to 1989. Mr. Muller started his business career in the oil and chemical industries with PepsiCo, Inc. and Agrico Chemical Company. Mr. Muller served in the United States Army from 1965 to 1973. Mr. Muller received a BS and MBA from Texas A&M University. Mr. Muller's experience in the chemical industry and expertise in developing and growing new businesses make him well qualified to serve as our director.

Peter K. Shea Director Age 70 Current Public Company Directorships: CVR Partners, LP (2014 to Current) Viskase Companies, Inc. (2006 to Current)
Mr. Shea has been our director since 2014. Mr. Shea served as an operating partner of Snow Phipps, a private equity firm, from 2013 to 2021 and as an operating advisor for OMERS Private Equity from 2011 to 2016. He has served as a director of Viskase, since October 2006, and currently serves as its audit committee chair. Mr. Shea previously served as a director of Voltari Corporation, a company in the business of acquiring, financing and leasing commercial real properties, and as its chairman, from September 2015 to July 2019; Trump Entertainment Resorts (“TER”) from January 2017 to June 2017; and Hennessy Capital Acquisition Company I from January 2014 to February 2015, Hennessy Capital Acquisition Company II from July 2016 to February 2017, Hennessy Capital Acquisition Company III from July 2017 to October 2018, and Hennessy Capital Acquisition Company IV from February 2019 to December 2020, all four of which were special purpose acquisition companies. He has also served as a director of DecoPac, Inc., a privately-held supplier of bakery goods, and as its chairman, from 2017 to 2021; FeraDyne Outdoors, LLC, a privately-held manufacturer of sporting goods products, and as its chairman from May 2014 to February 2019; Teasdale Foods Inc., a privately-held provider of Hispanic food products, and as its chairman from November 2014 to February 2019; Give and Go Prepared Foods, a bakery manufacturer, from January 2012 to July 2016; and Sitel Worldwide Corporation, a customer care solutions provider, from November 2011 to April 2015. Mr. Shea was President of Icahn Enterprises G.P. Inc. and Head of Icahn Associates Portfolio Operations from October 2006 to June 2009. He was previously on the Boards of Roncadin Gmbh, Premium Standard Farms, Sabert Company, and New Energy Company of Indiana. Mr. Shea was chairman, chief executive officer, president or managing director of H.J. Heinz in Europe, R&R Foods in Europe, John Morrell & Company and Grupo Polymer United SA. Previously, he was Head of Global Corporate Development for United Brands Company, a Fortune 50 Company. Mr. Shea began his career with General Foods Corporation. He has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. We believe Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience will be an asset to our board and qualify him to serve as our director.

Former Public Company Directorships: Hennessy Capital lV (2019 to 2020); Voltari Corporation (2015 to 2019); Trump Entertainment Resorts (2016 to 2017); Hennessy Capital I (2014 to 2015); Hennessy Capital II (2016 to 2017); Hennessy Capital III (2017 to 2018).

December 31, 2021 | 76

David Willetts Director Age 46 Current Public Company Directorships: CVR Partners, LP (July 2021 to Current) CVR Energy, Inc. (July 2021 to Current) Viskase Companies, Inc. (June 2021 to Current)	Mr. Willetts has served as our director since July 2021. Mr. Willetts has been the Chief Executive Officer and a director of IEP since November 2021 and June 2021, respectively, and also previously served as IEP’s chief financial officer from June to November 2021. Prior to IEP, he served as a managing director at AlixPartners, a global consulting firm which specializes in improving corporate financial and operational performance and executing corporate turnarounds. Since 2012, Mr. Willetts has worked continuously with Private Equity firms and public companies in the industrial, automotive, consumer products, retail and energy sectors. Mr. Willetts has been a director of CVR Energy, since July 2021; and a director and chairman of the board of Viskase, since June 2021. Mr. Willetts graduated from Franklin and Marshall College in 1997 Summa Cum Laude, with a B.A. in business, with a double concentration in accounting and finance. Mr. Willett’s leadership skills and extensive experience driving financial and operational improvements make him well qualified to serve as our director.

(1) Each of CVR Energy, CVRR, Icahn Associates, IEP, TER, Viskase and Voltari are each indirectly controlled by Mr. Icahn.

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

December 31, 2021 | 77

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

Donna R. Ecton, Chair (1) (3) Frank M. Muller, Jr. (2) (3) Peter K. Shea (2) (3)
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

Meetings in 2021: 4 Acted by Written Consent in 2021: 1

(1) Audit Committee Financial Expert (2) Financially Literate (3) Independent, Non-Employee Director

December 31, 2021 | 78

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

Frank M. Muller, Jr., Chair (3) Kapiljeet Dargan David Willetts
Meetings in 2021: 3
Acted by Written Consent in 2021: 1

(3) Independent, Non-Employee Director
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

Peter K. Shea, Chair (3) Donna R. Ecton (3) Frank M. Muller, Jr. (3) Mark A. Pytosh
Meetings in 2021: 1 (3) Independent, Non-Employee Director

December 31, 2021 | 79

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

Donna R. Ecton, Chair (3) Frank M. Muller, Jr. (3)
Acted by Written Consent in 2021: 1

(3) Independent, Non-Employee Director

Special Committee

Members:
➢ Evaluates and approves matters arising during the intervals between meetings of the Board that did not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of that Board.

➢ Exercises approval authority delegated to it by the Board.

Kapiljeet Dargan David L. Lamp David Willetts
Acted by Written Consent in 2021: 8

Executive Sessions of Independent and Non-Management Directors

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our non-management directors meet without management participation, as well as when our independent directors meet without management or any directors affiliated with IEP. During 2021, six of our eight directors were non-management and three of our eight directors were independent. Our non-management and independent directors met during six and eight executive sessions, respectively, in 2021. Ms. Ecton presided over the executive sessions held by our non-management and independent directors.

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

December 31, 2021 | 80

Compensation Committee Interlocks and Insider Participation

As of December 31, 2021, the Compensation Committee was comprised of Messrs. Muller, Dargan and Willetts. During 2021, three other non-management directors who were officers and/or employees of IEP also served at various times on the Compensation Committee (Patricia A. Agnello (until December 28, 2021), Jonathan Frates (until June 28, 2021), and Andrew Langham (until March 19, 2021)). None of the members of the Compensation Committee during 2021 has, at any time, been an officer or employee of the Partnership or our General Partner and none has any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

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

Executive Officers

While the Board provides high-level strategy and guidance for the Partnership, our day-to-day activities are carried out by the executive officers of our General Partner, who are appointed by the Board and act within the authorities granted by the Board and our organizational documents. Limited partners are not entitled to appoint the executive officers or directly or indirectly participate in our management or operations. In this report, we refer to the executive officers of our General Partner as “our executive officers.” The following table sets forth the names, positions, ages, background, experience and qualifications (as of February 22, 2022) of the executive officers of our General Partner, other than Messrs. Lamp and Pytosh, who are listed under “The Board” above.

Name	Principal Occupation, Experience and Qualifications
Dane J. Neumann Age: 37 Executive Vice President and Chief Financial Officer (since October 2021)
Mr. Neumann has served as the Executive Vice President and Chief Financial Officer of our general partner, and in that same role for CVR Energy since October 2021. Mr. Neumann most recently served as Interim Chief Financial Officer of our general partner from August to October 2021, and as Vice President – Finance & Treasurer of our general partner from June 2020 to October 2021, and in those same roles for CVR Energy. Prior to that, he served in various other roles within our finance organization since June 2018, including Vice President of Financial Planning & Analysis and Director of Projects & Controls. Mr. Neumann has nearly 15 years of experience in the refining and petrochemicals industry in areas relating to finance, accounting, business development, planning and analytics. Before joining the Partnership, Mr. Neumann served in various roles of increasing responsibility for several formerly publicly traded refining and marketing entities, including Andeavor and its affiliates from March 2011 until June 2018, including as Director of Commercial Business Planning and Analytics from June 2017 until June 2018; Director of Financial Planning and Analysis for WNR from 2017 until its acquisition by Andeavor (then Tesoro Corp.) in June 2017; and Corporate Finance Manager for the general partner of NTI, a WNR affiliate, from 2012 until its acquisition by WNR in June 2016. Mr. Neumann obtained a Bachelor of Science in Finance and Political Science and a Master of Business Administration from the University of Minnesota and is a Certified Public Accountant.

December 31, 2021 | 81

Melissa M. Buhrig Age: 46 Executive Vice President, General Counsel and Secretary (since July 2018)	Ms. Buhrig has served as our Executive Vice President, General Counsel and Secretary and in that same role for CVR Energy, since July 2018. Prior to joining the Partnership, Ms. Buhrig served as executive vice president, general counsel and secretary of Delek US Holdings, Inc. and the general partner of Delek Logistics Partners, LP from October 2017 to June 2018 and held various positions with WNR from November 2005 until June 2017 including senior vice president - services and compliance officer from August 2016 until WNR’s acquisition by Andeavor in July 2017, and executive vice president, general counsel, secretary and compliance officer of the general partner of NTI from March 2014 until August 2016. Ms. Buhrig received a Bachelor of Arts in Political Science from the University of Michigan and a Juris Doctor with honors from the University of Miami School of Law.
Jeffrey D. Conaway Age: 47 Vice President, Chief Accounting Officer & Corporate Controller (since August 2021)
Mr. Conaway has served as the Vice President, Chief Accounting Officer & Corporate Controller of our general partner, and in that same role for CVR Energy, Inc. since August 2021. Mr. Conaway has nearly 25 years of experience in finance, accounting and auditing services. Mr. Conaway previously served as Director – Commercial & Operations Accounting for an affiliate of the Partnership since August 2020. Prior to joining the Partnership, Mr. Conaway served as Assistant Controller of Patterson-UTI Energy, Inc., an oilfield services company, since February 2019 and in various roles of increasing responsibility at CITGO Petroleum Corporation since August 2010, including Senior Advisor from November 2017 to February 2019 and Assistant Controller – Manufacturing & Operations Accounting from July 2014 until November 2017. Mr. Conaway obtained a Bachelor of Business Administration with a concentration in Accounting and a Master of Business Administration from Angelo State University and is a Certified Public Accountant.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements (the “Compensation Discussion and Analysis”) of our named executive officers (defined below) for 2021 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation actions. Our actual compensation actions may differ materially from the currently planned programs and payouts summarized in this discussion. This Compensation Discussion and Analysis provides unitholders with an understanding of our compensation philosophy, objectives, policies, and practices in place during 2021, as well as the factors considered by our Compensation Committee in making compensation decisions for 2021.

Named Executive Officers

This Compensation Discussion and Analysis focuses on the compensation of persons who served as our principal executive officers, our chief financial officer, our next two other most highly compensated executive officers for 2021, including the individuals who were executive officers during 2021, but were not serving at December 31, 2021 (collectively, the “named executive officers”):

David L. Lamp	Executive Chairman
Mark A. Pytosh	President and Chief Executive Officer
Dane J. Neumann	Executive Vice President and Chief Financial Officer
Melissa M. Buhrig	Executive Vice President, General Counsel and Secretary
Jeffrey D. Conaway	Vice President, Chief Accounting Officer and Corporate Controller

December 31, 2021 | 82

Tracy D. Jackson	Former Executive Vice President and Chief Financial Officer
Matthew W. Bley	Former Chief Accounting Officer and Corporate Controller

Neither the Partnership nor our General Partner directly employ or compensate our named executive officers. All of our named executive officers are employed by CVR Services, and all of our named executive officers divide their time between working for us and working for CVR Energy and its other subsidiaries.

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2021 were as follows: David L. Lamp (10%); Mark A. Pytosh (60%); Dane J. Neumann (18%); Melissa M. Buhrig (20%); and Jeffrey D. Conaway (20%). The approximate weighted-average percentages of the amount of time that the named executive officers who no longer served as executive officers of the Company as of December 31, 2021, dedicated to the management of our business in 2021 were as follows: Tracy D. Jackson (18%) and Matthew W. Bley (20%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its other subsidiaries.

Our named executive officers provide services to us under a Corporate Master Service Agreement (the “Corporate MSA”) between us and certain of our subsidiaries, and CVR Services and certain of its affiliates, which was effective January 1, 2020, and was approved by the Conflicts Committee of the Board. Under the Corporate MSA:
•CVR Services makes available to our General Partner the services of certain CVR Energy executive officers and employees, some of whom serve as executive officers of our General Partner;
•We, our General Partner and our operating subsidiaries, as the case may be, are obligated to reimburse CVR Services for any portion of the costs that CVR Services incurs in providing compensation and benefits to such CVR Energy executive officers and employees while they are providing services to us, as well as our allocated portion of performance-based performance plans and incentive and performance units issued by CVR Energy and its subsidiaries to those employees providing services to us under the Corporate MSA; and
•We pay CVR Services a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup.

For more information on the Corporate MSA, see “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy.”

Compensation Philosophy, Objectives and Processes

Our Compensation Committee approves compensation only for Mr. Pytosh (other than 40% of his base salary and annual bonus and equity-based incentives attributable to his service for CVR Energy and its subsidiaries, which are set by the compensation committee of the board of directors of CVR Energy (the “CVI Compensation Committee”)). Although our Compensation Committee generally engages in discussions with the CVI Compensation Committee regarding compensation for our named executive officers and the performance of such named executive officers, it does not determine any part of the compensation of those named executive officers other than Mr. Pytosh, and has no control over and does not establish or direct the compensation policies or practices of CVR Energy. Accordingly, while the compensation philosophies, objectives and processes described below are generally applicable to both the Partnership and CVR Energy, the remainder of this Compensation Discussion and Analysis discusses CVR Partners’ compensation programs in which references to our named executive officers refer solely to Mr. Pytosh, except where otherwise indicated.

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

December 31, 2021 | 83

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
•Market data and peer comparisons. The Compensation Committee may utilize market data derived from the executive pay practices and levels of industry companies supplemented with broad-based compensation survey data, survey data from the fertilizer, energy, refining and chemical industries that influence the competitive market for executive talent and/or from companies comparable to the Partnership in terms of size and scale.
•The analysis, judgment and expertise of an independent compensation consultant. The Compensation Committee may engage an independent outside compensation consultant periodically to provide a comprehensive analysis and recommendations regarding named executive officer compensation, although a compensation consultant was not engaged in 2021.

Compensation Risk Assessment

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
•Our compensation is balanced among (i) fixed components like salary and benefits, (ii) variable incentives tied to a mix of financial and operational performance, and (iii) variable long-term incentives;
•The Compensation Committee has discretion to adjust performance-based awards when appropriate based on our interests and the interests of our unitholders; and
•Certain elements of our compensation contain claw-back provisions.

Compensation Process for 2021

In setting named executive officer compensation for 2021, while the Compensation Committee considered the philosophies and objectives described above, it did not engage an independent compensation consultant or reference any reports from an independent compensation consultant. Instead, the Compensation Committee utilized their own knowledge, experience and judgment in assessing reasonable compensation and ensuring compensation levels remain competitive in the marketplace, and considered input from management including the Executive Chairman. The Compensation Committee further considered the structure it utilized for 2020 compensation, and because CVR Energy’s compensation philosophies, objectives and processes are generally aligned with ours, the vote of CVR Energy’s stockholders from its 2021 Annual Meeting, in which CVR Energy

December 31, 2021 | 84

stockholders overwhelmingly approved, on an advisory basis, its named executive officer compensation for 2020, including for Mr. Pytosh. As a result, the Compensation Committee determined no material changes to such structure was appropriate at the time, and elected to keep the compensation structure for 2021 compensation, the same as 2020.

2021 Named Executive Officer Compensation - CVR Partners

2021 Target Compensation Mix. The 2021 target compensation mix for our CEO, Mr. Pytosh, was predominantly variable or “at risk” at 75.7%.

(1)Comprised of the sum of our CEO’s 2021 base salary, target annual performance-based bonus, and long-term incentive phantom awards.

Compensation Elements. As with 2020, the three primary components of CVR Partners’ compensation program for 2021 included base salary, an annual performance-based cash bonus, and an annual equity-based long-term incentive award vesting ratably over three years. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation.

Base Salary. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives and to enhance the executive’s motivation in a highly competitive and dynamic environment. Rather than establishing compensation solely on a formula-driven basis, decisions by our Compensation Committee are made using an approach that considers several important factors in developing compensation levels. In determining base salary levels, the Compensation Committee takes into account the following factors: (i) CVR Partners’ financial and operational performance for the year; (ii) the previous years’ compensation level for each executive; (iii) recommendations of the Executive Chairman based on individual responsibilities and performance, (iv) the directors’ own common sense, knowledge, experience, judgment and views of the skills necessary for long-term performance; (v) whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair; and (vi) each named executive officer’s commitment and ability to strategically meet business challenges, achieve financial results, promote legal and ethical compliance, lead their own business or business team for which they are responsible and diligently and effectively respond to immediate needs of the volatile industry and business environment. In February 2021, considering the factors set forth above, the Compensation Committee established 2021 base salary for Mr. Pytosh of $354,171, making Mr. Pytosh’s total 2021 base salary, including time dedicated to CVR Energy, $590,284.

2020 Annual Performance-Based Bonus. During 2021, the Compensation Committee evaluated the metrics included in CVR Partners’ annual performance-based bonus program for 2020 (the “2020 UAN Plan”), which applies to all eligible employees of the Partnership’s subsidiaries (including Mr. Pytosh), and the Partnership’s Mission and Values described in Management’s Discussion and Analysis above, and further considered the Compensation Committee’s objectives of rewarding employees (including named executive officers) for measured performance, aligning employees’ interests with those of its unitholders, encouraging employees to focus on targeted performance, and providing employees with the opportunity to earn additional compensation based on their and the Partnership’s performance. In February 2021, the Compensation Committee

December 31, 2021 | 85

approved payout to Mr. Pytosh under the 2020 UAN Plan of $535,700, approximately 116% of his respective target annual bonus based on his base salary for the Partnership.

2021 Annual Performance-Based Bonus. In February 2021, the Compensation Committee considered the same factors it evaluated in connection with the 2020 UAN Plan, and following consultation with our Executive Chairman, established the 2021 CVR Partners, LP Performance-Based Bonus Plan (the “2021 UAN Plan”), which applies to all eligible employees of the Partnership’s subsidiaries (including Mr. Pytosh), and contains terms generally equivalent to the 2020 UAN Plan, subject to adjustment of the definition of the Adjusted EBITDA Threshold under the 2021 UAN Plan to reflect an adjustment to turnaround reserve from $8 million to $7 million.

As was the case with the 2020 UAN Plan, payout under the 2021 UAN Plan was dependent first on achievement of an Adjusted EBITDA threshold1 and following achievement thereof, based upon the achievement of the Partnership under the performance measures specified below, followed by an adjustment based on employees’ individual performance. These performance measures, including the threshold, target and maximum performance goals for each such performance measure, were determined by the Compensation Committee based on its discussions with management including the Executive Chairman and the Directors’ knowledge and experience, and were selected with the goals of enforcing the Partnership’s Mission and Values, optimizing operations, maintaining financial stability and providing a safe and environmentally responsible workplace intended to maximize CVR Partners’ overall performance resulting in increased unitholder value. The Partnership performance measures in the 2021 UAN Plan were substantially the same as the 2020 UAN Plan, and included the following:

Environmental Health & Safety (“EH&S”) Measures (25%)
Three measures evenly weighted (33-1/3% each): Total Recordable Incident Rate (TRIR), Process Safety Tier I Incident Rate (PSIR), and Environmental Events (EE):

Percentage Change (over the prior year)	Bonus Achievement
Increase in Incident Rate or Incidents	Zero
0%	50% of Target Percentage (Threshold)
Decrease > 0% and < 3%	Linear Interpolation between Threshold and Target
Decrease of 3%	Target Percentage
Decrease > 3% and < 10%	Linear Interpolation between Target and Maximum
Decrease of 10% or more, or if TRIR is maintained at or below 1.0, PSIR at or below 0.2 and EE at or below 20	150% of Target (Maximum)

Financial Measures (75%)
Four measures evenly weighted (25% each):

Reliability	Bonus Achievement
Greater than 8.0%	Zero
8.00%	50% of Target Percentage (Threshold)
6.01% to 7.99%	Linear Interpolation between Threshold and Target
6.00%	Target Percentage
5.0% to 5.99%	Linear Interpolation between Target and Maximum
Less than 5.0%	150% of Target (Maximum)
1 Per the 2021 UAN Plan, “Adjusted EBITDA Threshold” means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt for the given Performance Period, and board-directed actions.

December 31, 2021 | 86

Equipment Utilization	Bonus Achievement
Less than 95%	Zero
95%	50% of Target Percentage (Threshold)
95.01% to 99.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
100.01% to 104.99%	Linear Interpolation between Target and Maximum
Greater than 105%	150% of Target (Maximum)

Operating Expense	Bonus Achievement
Greater than 103.0%	Zero
103%	50% of Target Percentage (Threshold)
100.1% to 102.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
95.0% to 99.99%	Linear Interpolation between Target and Maximum
Less than 95%	150% of Target (Maximum)

ROCE (Ranking vs. Peer Group*)	Bonus Achievement
First (highest)	150% of Target (Maximum)
Second	125% of Target Percentage
Third	112.5% of Target Percentage
Fourth	Target Percentage (100%)
Fifth	75% of Target Percentage
Sixth	50% of Target Percentage (Minimum)
Seventh	Zero

The Peer Group utilized in the 2021 UAN Plan for determination of ROCE was selected by the Compensation Committee based on discussions with the Executive Chairman and the President and Chief Executive Officer and the Directors’ knowledge of the fertilizer industry, and was intended to include companies in the fertilizer industry with similar operations to the Partnership and those with which the Partnership competes for executive talent. The Compensation Committee elected to keep the Peer Group for 2021 the same as 2020, including CF Industries Holdings, Inc.; LSB Industries, Inc.; Nutrien Ltd.; The Andersons, Inc.; Green Plains Partners LP; and Flotek Industries Inc.

The 2021 UAN Plan includes a target bonus percentage for each participant, with possible payout between 0% and 150% of target based on achievement under the measures set forth in the 2021 UAN Plan. In setting Mr. Pytosh’s target bonus percentage for 2021, the Compensation Committee considered his bonus target for 2020, the total cash compensation to which Mr. Pytosh may be eligible in 2021, the expected ratio of salary to bonus and the Compensation Committee’s belief that a significant portion of its named executive officers’ compensation should be at risk based on individual and entity performance, and elected to keep his bonus target for 2021 the same as 2020, at 135% of base salary.

2021 Annual Performance-Based Bonus Results

In February 2022, the Compensation Committee evaluated the metrics included in the 2021 UAN Plan. Pursuant to its evaluation of the performance of the Partnership under the 2021 UAN Plan, the Compensation Committee determined that the Partnership had achieved Adjusted EBITDA under the 2021 UAN Plan in excess of the Adjusted EBITDA Threshold, and

December 31, 2021 | 87

thereafter determined that the Partnership’s achievement of the metrics under the 2021 UAN Plan resulted in payout of 102% of target, based on the following:

	Measure	2021 Actual	Bonus Achievement
EH&S:	TRIR	Decrease of 1%	63%
	PSIR	Decrease of 73%	150%
	EE	Decrease of 67%	150%

		Overall EH&S	121%

Financial:	Reliability	2.2%	150%
	Equipment Utilization	101.8%	118%
	Operating Expenses	110.2%	0%
	ROCE	14% (Third)	113%

		Overall Financial	95%

As a result, in February 2022, the Compensation Committee approved payout to Mr. Pytosh under the 2021 UAN Plan of $482,200, approximately 102% of his respective target annual bonus based on his base salary for the Partnership. The CVI Compensation Committee also awarded a payout to Mr. Pytosh under the 2021 performance-based bonus plan for CVR Energy (the “2021 CVI Plan”), resulting in a total performance-based bonus payout of $834,100.

Long-Term Incentive Awards. The Compensation Committee believes long-term incentive compensation is one of the most crucial elements of its compensation program. The amount of a long-term incentive award is made after consideration of various relevant factors including the named executives’ overall compensation package, the compensation philosophies and objectives described above, the Partnership’s interest in rewarding long-term performance of, and in retaining, its named executive officers and the ability to generate greater future value if the value of CVR Partners increases for all of its unitholders. CVR Partners established its long-term incentive plan in March 2011 (the “CVR Partners LTIP”) in connection with the completion of its initial public offering in April 2011. The Compensation Committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the Compensation Committee in its discretion. Effective December 2020, the Compensation Committee awarded Mr. Pytosh 93,288 phantom units of the Partnership, as part of his 2021 compensation, which phantom units vest ratably over three years, subject to the terms and conditions of the award agreement.

Perquisites. The total value of all perquisites and personal benefits provided to each of its named executive officers in 2021 was less than $10,000.

Benefits. During 2021, all of the named executive officers participated in the health and welfare benefit and retirement plans of CVR Energy.

Other Forms of Compensation. Mr. Lamp has provisions in his employment agreements with CVR Energy that provide for severance benefits in the event a termination of his employment under certain circumstances. Additionally, all of our other named executive officers are subject to a Change in Control Severance Plan (the “CVI Severance Plan”), which provides for severance benefits in the event of employment termination under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.”

2021 Named Executive Officer Compensation - CVR Energy

The objectives, considerations and process utilized by the CVI Compensation Committee in general, as well as in setting 2021 compensation for named executive officers of CVR Energy was virtually identical to the objectives, considerations, process, and structure used by the Compensation Committee. Related to 2021, the CVI Compensation Committee approved:
•2021 Compensation Structure. Compensation structure consistent with the compensation structure approved by the Compensation Committee including a mix of base salary, performance-based bonus compensation, and long-term incentives.

December 31, 2021 | 88

•2021 Base Salaries. Base salaries for Messrs. Lamp, Pytosh (as to 40% of his base salary), Neumann, Conaway and Bley and Mses. Buhrig and Jackson, of $1,000,000; $236,113; $400,000 $290,000; $171,547; $570,413; and $299,356, respectively.2
•2020 Performance-Based Bonus Plan Results. The 2020 performance-based bonus plan for CVR Energy (the “2020 CVI Plan”), including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mses. Buhrig and Jackson, and 60% for Mr. Bley, contained terms and performance measures substantially similar to the performance-based bonus plan of CVI for 2019 and the 2020 UAN Plan subject to adjustment of Adjusted EBITDA and Adjusted EBITDA Threshold to reflect changed inventory accounting treatment. In February 2021, the CVI Compensation Committee evaluated the performance metrics contained in the 2020 CVI Plan and determined that, due to market conditions including the significant impact of the COVID-19 pandemic on the refining industry, CVR Energy did not meet the Adjusted EBITDA Threshold contained in the 2020 CVI Plan. As a result, the CVI Compensation Committee awarded no payouts to the named executive officers, including Mr. Pytosh, under the 2020 CVI Plan. However, based on individual performance, significant achievements and related factors, the CVI Compensation Committee approved discretionary bonuses to Messrs. Pytosh and Bley and to Mses. Buhrig and Jackson of $21,000, $7,700, and $25,500, and $19,600, respectively. Although Messrs. Neumann and Conaway were employed by an indirect subsidiary of CVR Energy at the time of the adoption of or payout under the 2020 CVI Plan, they were not executive officers of CVR Energy. The target payouts for Messrs. Neumann and Conaway under the 2020 CVI Plan as a percentage of base salary was 60% and 40%, respectively, and like the named executive officers at the time, they did not receive a payout under the 2020 CVI Plan.
•2021 Performance-Based Bonus Plan Results. The 2021 CVI Plan, including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Mses. Buhrig and Jackson, and 60% for Messrs. Conaway and Bley, contained terms and performance measures substantially similar to the 2020 CVI Plan and the 2021 UAN Plan subject to adjustment of Adjusted EBITDA and the Adjusted EBITDA Threshold.3 The peer group in the 2021 CVI Plan is the same as in the 2020 CVI Plan, and included six publicly traded petroleum refining and marketing companies the CVI Compensation Committee considered to be similar to CVR Energy with respect to operations and also competitive with CVR Energy for executive talent (Valero Energy Corp.; Marathon Petroleum Corp.; PBF Energy Inc.; Delek US Holdings, Inc.; HollyFrontier Corp.; and Par Pacific Holdings, Inc.). In February 2022, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig under the 2021 CVI Plan of $1,710,000, $351,900, $250,400, $128,000, and $793,500, respectively.
•2021 Long-Term Incentive Awards. In December 2020, as part of 2021 compensation, incentive units in connection with the long-term incentive plan of CVR Energy (the “CVI LTIP”) were granted to Messrs. Lamp, Pytosh, Neumann, Conaway and Bley and Mses. Buhrig and Jackson of 134,168; 40,608; 13,506; 7,334; 15,563; 57,781; and 50,536, respectively, which vest in one-third increments each December following the date of award, subject to the terms and conditions of the award agreement.4

2 2021 Base Salaries listed here for Messrs. Neumann and Conaway reflect the amounts approved by the CVI Compensation Committee upon their appointments as named executive officers, in October and August 2021, respectively. The amounts listed here for Ms. Jackson and Mr. Bley are pro-rated through the date of their resignations in August and July 2021, respectively.
3 The target payouts as a percentage of base salary listed here for Messrs. Neumann and Conaway are those effective upon their appointments as named executive officers, in October and August 2021, respectively.
4 Although they were not one of our named executive officers on the date of award, in December 2020, as a component of their 2021 compensation, Messrs. Neumann and Conaway received long-term incentive unit awards of 13,506 and 7,334 units, respectively, which vest in one-third increments in December in each of the three years following the date of award, subject to the terms and conditions of the award agreement. Although the CVI Compensation Committee approved the award to Mr. Neumann, it did not, and was not required to, approve Mr. Conaway’s award. No additional long-term incentive unit awards were made at the time of their appointments. These incentive unit awards to Ms. Jackson and Mr. Bley were, pursuant to the terms of the award agreements, automatically forfeited upon their resignations and rescinded by the CVI Compensation Committee.

December 31, 2021 | 89

Equity Ownership Requirements. CVR Partners has not established equity ownership requirements for its executive officers, and all long-term incentive or phantom awards, as applicable, are generally settled in cash. The Compensation Committee believes that cash-settled awards provide the executive officers with a more attractive compensation package and are less burdensome for the Partnership to administer than equity-settled awards. Additionally, equity-settled compensation in the form of Partnership common units or CVR Energy common stock would dilute the ownership interests of existing unit/stockholders.

Hedging. We have a policy that prohibits our directors and named executive officers from engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of CVR Partners securities by selling securities of CVR Partners “short,” and we recommend all employees follow this practice. We also strongly recommend that directors, named executive officers and employees, as well as persons residing in their households, not trade in exchange-traded or other third-party options, warrants, puts and calls or similar instruments on CVR Partners securities, hold securities of CVR Partners in margin accounts, or conduct “sales against the box” (i.e., selling of borrowed securities without ownership of sufficient shares to cover the sale).

Recoupment of Compensation. In addition to any claw-back provisions applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act, NYSE listing standards or other applicable laws and regulations, our long-term incentive plan award agreements and performance-based bonus plan contain provisions providing for cancellation, forfeiture, rescission, repayment, recoupment or claw-back, as applicable, of certain compensation paid to our employees, including our named executive officers, under certain circumstances, including in the event of (i) a restatement of the financial results of CVR Partners that would reduce (or would have reduced) the amount of any previously awarded phantom units, (ii) a determination by the Board or the Compensation Committee that the grantee of an award has engaged in misconduct (including by omission) or that an event or condition has occurred, which, in each case, would have given the Partnership or its subsidiaries the right to terminate the grantee’s employment for cause, (iii) misconduct or gross dereliction of duty resulting in a violation of law or Partnership policy that causes significant harm to the Company, or (iv) other triggering events defined in the long-term incentive plan award agreements and the CVR Partners’ performance-based bonus plan.

December 31, 2021 | 90

Compensation Committee Report

The Compensation Committee of our General Partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee

Frank M. Muller, Jr. (Chair)
Kapiljeet Dargan
David Willetts

February 22, 2022

December 31, 2021 | 91

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2021, 2020, and 2019. All compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

David L. Lamp, Executive Chairman	2021	$1,000,000	$—	$1,196,795	$1,710,000	$3,564	$3,910,359
	2020	1,000,000	—	2,144,005	—	20,801	3,164,806
	2019	1,000,000	—	1,500,000	1,770,000	20,364	4,290,364
Mark A. Pytosh, President and Chief Executive Officer	2021	$590,284	$—	$1,041,190	$834,100	$2,322	$2,467,896
	2020	567,582	21,000	1,772,104	535,700	19,511	2,915,897
	2019	551,050	457,300	1,102,000	818,000	20,364	2,948,714
Dane J. Neumann, Executive Vice President and Chief Financial Officer	2021	$286,961	$—	$382,965	$250,400	$440	$920,766
Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary	2021	$570,413	$—	$545,738	$793,500	$810	$1,910,461
	2020	538,125	25,500	923,340	—	17,941	1,504,906
	2019	512,500	236,100	615,000	737,000	99,410	2,200,010
Jeffrey D. Conaway, Vice President, Chief Accounting Officer and Corporate Controller	2021	$238,849	$—	$138,815	$128,000	$279	$505,943
Tracy D. Jackson, Former Executive Vice President and Chief Financial Officer	2021	$299,356	$—	$—	$—	$225,448	$524,804
	2020	470,459	19,600	807,565	—	18,390	1,316,014
	2019	456,756	200,800	548,000	621,300	17,865	1,844,721
Matthew W. Bley, Former Chief Accounting Officer and Corporate Controller	2021	$171,547	$—	$—	$—	$33,924	$205,471
	2020	289,626	7,700	248,697	—	17,561	563,584
	2019	281,190	96,100	169,000	189,200	17,044	752,534

(1)For 2021, amounts in the “Salary” column for Messrs. Neumann and Conaway reflect total compensation received, including for time periods prior to their appointment to Chief Financial Officer and Chief Accounting Officer, in October and August, 2021 respectively, and for Ms. Jackson and Mr. Bley for time periods prior to their resignation dates in August and July 2021, respectively.
(2)Amounts in this column include a discretionary bonus amount, if any, paid based on individual performance, significant achievements and related factors.
(3)Amounts in this column reflect the aggregate grant date fair value, as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”), of incentive units granted to each named executive officer during the periods specified in connection with the CVI LTIP, and for Mr. Pytosh, incentive units granted in connection with the CVI LTIP plus phantom units granted in connection with the CVR Partners LTIP.
(4)Amounts in this column reflect: (a) for 2021, amounts earned under the 2021 CVI Plan, and for Mr. Pytosh, amounts earned under the 2021 UAN Plan plus amounts earned under the 2021 CVI Plan, which are expected to be paid in March 2022; (b) for 2020, for Mr. Pytosh, amounts earned under the 2020 UAN Plan; and (c) for 2019, amounts earned under the 2019 CVI Plan, and for Mr. Pytosh, amounts earned under the 2019 UAN Plan plus amounts earned under the 2019 CVI Plan.
(5)Amounts in this column for 2021 include the following: (a) a company contribution under the CVR Energy basic life insurance program of $3,564 for Mr. Lamp, $2,322 for Mr. Pytosh, $440 for Mr. Neumann, $810 for Ms. Buhrig, $279 for Mr. Conaway, $717 for Ms. Jackson, and $291 for Mr. Bley; (b) $35,731 and $33,633 in accrued and unused paid time off for Ms. Jackson and Mr. Bley, respectively, which was payable upon their departures in August 2021 and July 2021, respectively; and (c) $189,000 in severance for Ms. Jackson in accordance with her severance agreement. Amounts in this column for 2020 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $17,100 for each of Messrs. Lamp and Pytosh and Mses. Buhrig and Jackson; and (b) a company contribution under the CVR Energy basic life insurance program of $3,701 for Mr. Lamp, $2,411 for Mr. Pytosh, $841 for Ms. Buhrig, and $1,290 for Ms. Jackson. Amounts in this column for 2019 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $16,800 for each of Messrs. Lamp and Pytosh and Ms. Jackson and $8,577 for Ms. Buhrig; (b) a company contribution under the CVR Energy basic life insurance program of $3,564 for Messrs. Lamp and Pytosh, $540 for Ms. Buhrig, and $1,065 for Ms. Jackson; and (c) a Company relocation contribution of $90,293 for Ms. Buhrig.

December 31, 2021 | 92

As described in more detail in the Compensation Discussion and Analysis, the named executive officers, including Mr. Pytosh, are employed by CVR Services and dedicated only a portion of their time to our business in 2021, with the remainder dedicated to the business of CVR Energy and its subsidiaries.

The following table outlines 2021 compensation paid or granted to the named executive officers who are employed by CVR Services and was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated to our business during 2021 (10%, 60%, 18%, 20% and 20% for Messrs. Lamp, Pytosh, Neumann, Conaway and Bley, respectively, and 20% and 18% for Mses. Buhrig and Jackson, respectively), including the Stock Award and Non-Equity Incentive Compensation for Mr. Pytosh granted to him by the Compensation Committee.

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Compensation	All Other Compensation
David L. Lamp	$100,000	$—	$119,680	$171,000	$356
Mark A. Pytosh	354,171	—	664,280	482,200	1,393
Dane J. Neumann	51,653	—	68,934	45,072	79
Melissa M. Buhrig	114,083	—	109,148	158,700	162
Jeffrey D. Conaway	47,770	—	27,763	25,600	56
Tracy D. Jackson	53,884	—	—	—	40,581
Matthew W. Bley	34,309	—	—	—	6,785

Grants of Plan-Based Awards

The following table sets forth information concerning amounts that could have been earned by our named executive officers under the 2021 UAN Plan and the 2021 CVI Plan, as well as granted in connection with the CVR Partners LTIP and the CVI LTIP, as applicable, during 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts under Equity Incentive Plan Awards (2)

Name	Bonus Plan / Award Type	Grant Date	Threshold (3)	Target	Maximum	Number of Shares of Stock or Units	Grant Date Fair Value
David L. Lamp	2021 CVI Plan	n/a	$62,500	$1,500,000	$2,250,000	—	—
	Incentive Units	12/8/21	—	—	—	72,533	$1,196,795
Mark A. Pytosh	2021 CVI Plan	n/a	$13,281	$318,753	$478,129	—	—
	2021 UAN Plan	n/a	19,922	478,131	717,196	—	—
	Incentive Units	12/8/21	—	—	—	22,843	$376,910
	Phantom Units	12/8/21	—	—	—	8,774	664,280
Dane J. Neumann	2021 CVI Plan	n/a	$20,000	$480,000	$720,000	—	—
	Incentive Units	12/8/21	—	—	—	23,210	$382,965
Melissa M. Buhrig	2021 CVI Plan	n/a	$28,251	$684,496	$1,026,743	—	—
	Incentive Units	12/8/21	—	—	—	33,075	$545,738
Jeffrey D. Conaway	2021 CVI Plan	n/a	$7,250	$174,000	$261,000	—	—
	Incentive Units	12/8/21	—	—	—	8,413	$138,815

(1)Amounts in these columns reflect amounts that could have been earned by the named executive officers under the 2021 UAN Plan (with respect to Mr. Pytosh) or under the 2021 CVI Plan (with respect to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig) in respect of 2021 performance with respect to each performance measure, excluding the impact of any individual discretionary performance adjustments. Amounts for Messrs. Neumann and Conaway reflect amounts that could have been earned based on their respective base salaries and target bonus percentages in effect upon their appointment as named executive officers. The performance measures for 2021 were set by the Compensation Committee and the CVI Compensation Committee, as applicable, as described in the “Compensation Discussion and Analysis.” As of December 31, 2021, Ms. Jackson and Mr. Bley were no longer employed by CVR Services, and thus were not eligible to and did not and will not receive a payout under the 2021 CVI Plan.
(2)Amounts in these columns reflect the number of and grant date fair value, as calculated in accordance with ASC 718, of (i) phantom units awarded to Mr. Pytosh during 2021 as part of 2022 compensation in connection with the UAN LTIP; and (ii) incentive units

December 31, 2021 | 93

awarded to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig by CVR Energy during 2021 as part of 2022 compensation in connection with the CVI LTIP. Ms. Jackson and Mr. Bley did not receive an award of Phantom Units or Incentive Units in 2021.
(3)For the 2021 UAN Plan and the 2021 CVI Plan, ‘Threshold’ represents the minimum payout under the 2021 UAN Plan and the 2021 CVI Plan, as applicable, assuming the Partnership and CVR Energy, as applicable, have satisfied the Adjusted EBITDA Thresholds and have achieved performance under one of the EH&S measures equal to the prior year performance, resulting in a payout of 50% of the 8.33% measure value, or 4.167% of total target payout. For more information and full description of the 2021 CVI Plan and the 2021 UAN Plan, see “Compensation Discussion and Analysis.” However, in certain circumstances, including in the event the Adjusted EBITDA threshold is not achieved, the named executive officers may receive payout that is less than the Threshold or zero.

Employment Agreements

Employment Agreements with CVR Partners. None of our named executive officers have an employment agreement with the Partnership, our General Partner or their subsidiaries.

Employment Agreements with CVR Energy. None of our named executive officers have an employment agreement with CVR Energy or its subsidiaries other than Mr. Lamp. On December 22, 2021, CVR Energy and Mr. Lamp entered into a new employment agreement (the “2021 Employment Agreement”), which was effective immediately and superseded and replaced in the entirety, the Original Employment Agreement (as hereinafter defined). The 2021 Employment Agreement has an approximate three-year term, which expires on December 31, 2024, unless otherwise terminated by CVR Energy or Mr. Lamp. Under the 2021 Employment Agreement, in addition to the ability to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy in effect from time to time on the same basis as other senior executives of CVR Energy, Mr. Lamp is also eligible to receive:
•An annual base salary of $1,100,000;
•A performance-based annual cash bonus with a target payment equal to 150% of his annual base salary, to be based upon individual and/or performance criteria as established by the CVI Compensation Committee; and
•For each fiscal year during the Term, an incentive unit award equal to 150% of his base salary (or such other amount as agreed to by the CVR Energy and Mr. Lamp) granted in connection with the CVI LTIP.

The 2021 Employment Agreement provides for the payment of certain severance payments to Mr. Lamp that may have been due following termination of his employment under certain circumstances and are described below under “Change-in-Control and Termination Payments,” and requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, as well as covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment.

Mr. Lamp is also eligible to receive an incentive payment of $10 million (the “Incentive Payment”) payable if either the conditions set forth in the 2021 Employment Agreement or the conditions set forth in a separate Performance Unit Award Agreement, as amended on December 22, 2021 (as amended, the “PU Award Agreement”), are fulfilled, as follows:

Agreement	Conditions	Measurement Period
2021 Employment Agreement
•a transaction is consummated that constitutes a Change-in-Control,(1) or
•the Board approves a transaction which, if consummated, would constitute a Change-in-Control(1) and such transaction is consummated on or prior to December 31, 2025
Prior to December 31, 2024
PU Award Agreement	The average closing price of CVR Energy’s common stock is equal to or greater than $60.00 per share (subject to any equitable adjustments required to account for splits, dividends, combinations, acquisitions, dispositions, recapitalizations and the like)	30-trading day period: January 6, 2025 - February 20, 2025

(1)Change-in-Control as defined in the 2021 Employment Agreement.

Payment of the Incentive Payment under the 2021 Employment Agreement or the PU Award Agreement is conditioned upon Mr. Lamp remaining employed with CVR Energy through December 30, 2024 (unless terminated by CVR Energy without cause or by Mr. Lamp for good reason (as defined in the 2021 Employment agreement) on or after the satisfaction of

December 31, 2021 | 94

the foregoing conditions and prior to December 30, 2024). Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of the 2021 Employment Agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement.

The original employment agreement between CVR Energy and Mr. Lamp that was effective on January 1, 2018 (the “Original Employment Agreement”), was superseded in the entirety by the 2021 Employment Agreement. Although substantially similar in content, the 2021 Employment Agreement includes changes to (i) adjust Mr. Lamp’s base salary from $1,00,000 to $1,100,00; (ii) provide for full vesting of certain outstanding incentive units held by Mr. Lamp following termination of employment under certain circumstances; and (iii) extend the Incentive Achievement Date (as defined in the 2021 Employment Agreement) to align with the extended term of the 2021 Employment Agreement.

The descriptions of these agreements are qualified in their entirety by the text of such agreements, each as referenced in previous filings with the SEC and as exhibits to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding phantom unit awards granted in connection with the CVR Partners LTIP that were held by certain of the named executive officers, as well as outstanding incentive unit awards made by CVR Energy granted in connection with the CVI LTIP and for which the Partnership will share in the expense, both as of December 31, 2021. This table also includes information regarding outstanding incentive unit awards made by CVR Energy to Mr. Pytosh for which the Partnership does not share in the expense. All of the outstanding units or shares reflected below are subject to accelerated vesting under certain circumstances as described in more detail in the section titled “Change-in-Control and Termination Payments.” Any outstanding phantom or incentive unit awards held Ms. Jackson and Mr. Bley were, pursuant to the terms of the award agreements, automatically forfeited upon their resignations and rescinded by the CVI Compensation Committee, and therefore neither Ms. Jackson nor Mr. Bley had any phantom or incentive unit awards outstanding as of December 31, 2021.

			Equity Awards That Have Not Vested
Name	Award Type (1)	Grant Date	Number of Shares or Units		Market Value of Shares or Units (2)
David L. Lamp	Incentive Units	12/13/19	10,912	(3)	$249,885
	Incentive Units	12/9/20	89,445	(3)	1,940,957
	Incentive Units	12/8/21	72,533	(3)	$1,219,280
Mark A. Pytosh	Phantom Units	12/13/19	6,397		$558,714
	Incentive Units	12/13/19	3,206		73,417
	Phantom Units	12/9/20	62,192		5,431,849
	Incentive Units	12/9/20	27,072		587,462
	Phantom Units	12/8/21	8,774		725,522
	Incentive Units	12/8/21	22,843		383,991
Dane J. Neumann	Incentive Units	12/13/19	953	(3)	$21,824
	Incentive Units	12/9/20	9,004	(3)	195,387
	Incentive Units	12/8/21	23,210	(3)	390,160
Melissa M. Buhrig	Incentive Units	12/13/19	4,474	(3)	$102,455
	Incentive Units	12/9/20	38,520	(3)	835,884
	Incentive Units	12/8/21	33,075	(3)	555,991
Jeffrey D. Conaway	Incentive Units	8/19/20	930	(3)	$20,181
	Incentive Units	12/9/20	4,889	(3)	106,091
	Incentive Units	12/8/21	8,413	(3)	141,423

(1)These incentive and phantom units vest ratably in annual installments in each of the three years following the date of grant, subject to the terms of the applicable award agreement.

December 31, 2021 | 95

(2)This column represents the number of unvested units outstanding on December 31, 2021, multiplied by: (a) for incentive units issued on December 8, 2021, $16.81 (the December 31, 2021, closing price of CVR Energy common stock (the “CVI Closing Price”)); (b) for incentive units issued on August 19, 2020 and December 9, 2020, $21.70 (equal to the CVI Closing Price plus $4.89 in accrued dividends); (c) for incentive units issued on December 13, 2019, $22.90 (equal to the CVI Closing Price plus $6.09 in accrued dividends); (d) for phantom units issued on December 8, 2021, $82.69 (equal to the December 31, 2021 closing price of Partnership common units (the “UAN Closing Price”)); and (e) for phantom units issued on December 13, 2019 and December 9, 2020, $87.34 (equal to the UAN Closing Price, plus $4.65 in accrued distributions which has been adjusted to reflect the Reverse Unit Split of the Partnership’s common units that was effective as of November 23, 2020 (the “Reverse Unit Split”)).
(3)The Partnership will share in a pro-rated portion of the costs associated with these awards based on the percentage of time that the named executive officer dedicates to our business during the year of vesting.

Equity Awards Vested During Fiscal Year 2021

This table sets forth information concerning phantom units awarded by us that vested during 2021, as well as incentive unit awards made by CVR Energy that vested during 2021, for which the Partnership shared in the expense. This table also includes incentive unit awards made by CVR Energy to Mr. Pytosh that vested during 2021 and for which the Partnership does not share in the expense. Neither Ms. Jackson nor Mr. Bley had any equity-based awards that vested in 2021.

		Equity Awards
Name	Award Type	Number of Shares or Units Acquired on Vesting	Value Realized on Vesting
David L. Lamp	Incentive Units	13,217	$333,201	(1)
	Incentive Units	10,912	243,665	(2)
	Incentive Units	44,723	944,997	(3)
Mark A. Pytosh	Incentive Units	3,771	$95,067	(1)
	Phantom Units	5,661	483,619	(4) (5)
	Incentive Units	3,207	71,612	(2)
	Phantom Units	6,398	527,515	(6) (5)
	Incentive Units	13,536	286,016	(3)
	Phantom Units	31,096	2,563,865	(6) (5)
Dane J. Neumann	Incentive Units	855	$21,555	(1)
	Incentive Units	953	21,280	(2)
	Incentive Units	4,502	95,127	(3)
Melissa M. Buhrig	Incentive Units	5,287	$133,285	(1)
	Incentive Units	4,474	99,904	(2)
	Incentive Units	19,261	406,985	(3)
Jeffrey D. Conaway	Incentive Units	465	$8,235	(3)
	Incentive Units	2,445	51,663	(3)

(1)For incentive units for Messrs. Lamp, Pytosh, and Neumann and Ms. Buhrig that vested during fiscal year 2021, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the agreement, and (ii) $9.14 in accrued dividends.
(2)For incentive units for Messrs. Lamp, Pytosh, and Neumann and Ms. Buhrig that vested during fiscal year 2021, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the agreement, and (ii) $6.09 in accrued dividends.
(3)For incentive units for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig that vested during fiscal year 2021, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the agreement, and (ii) $4.89 in accrued dividends.
(4)For phantom units that vested during fiscal year 2021, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the agreement, and (ii) accrued distributions of $8.65 per unit.
(5)Accrued distributions have been adjusted to reflect the Reverse Unit Split.
(6)For phantom units that vested during fiscal year 2021, the amount reflected includes a per unit value equal to the average closing price of CVR Partners’ common units in accordance with the agreement, and (ii) accrued distributions of $4.65 per unit.

December 31, 2021 | 96

Reimbursement of Expenses of Our General Partner

Our General Partner and its affiliates are reimbursed for expenses incurred on our behalf under the Corporate MSA. See “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy and its Subsidiaries.” These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the Corporate MSA, including a pro-rata portion of the compensation of CVR Energy’s executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2021, the total amount paid to our General Partner and its affiliates (including amounts paid to CVR Energy pursuant to the Corporate MSA) was approximately $15.5 million.

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

Change-in-Control and Termination Payments

Our named executive officers are entitled to severance and other benefits from CVR Energy following the termination of their employment under certain circumstances as follows:

David L. Lamp, Executive Chairman. If Mr. Lamp’s employment is terminated he is entitled to the following benefits as more fully described in the 2021 Employment Agreement:

Reason for Employment Termination	Accrued Amounts (1)	Severance Payments (2)	LTIP Payout (3)	Incentive Payment (4)
Death, Disability or Termination other than for cause not in connection with a change-in-control	✓	✓	✓
Resignation for good reason	✓	✓	✓
Resignation or Retirement	✓
Termination without cause in connection with a change-in-control(5)	✓		✓	✓
Resignation for good reason in connection with a change-in-control(5)	✓		✓	✓

(1)Includes base salary earned but unpaid through date of termination or resignation, earned but unpaid Annual Bonus for completed fiscal years, unused accrued paid time off, unreimbursed expenses, accrued and vested rights or benefits under any CVR Energy sponsored employee benefit plans.
(2)Includes continuation of base salary for the lesser of (i) six months, and (ii) the remainder of the term, plus a pro-rata Annual Bonus for the fiscal year of termination based on individual achievement and/or performance criteria for such fiscal year, and/or in the case of termination due to disability payments under CVR Energy’s disability plan(s).
(3)Includes the value of full vesting of any unvested incentive units (and accumulated dividend equivalent rights) but only if such incentive units were granted more than one year prior to the date of termination of employment.
(4)$10 million.
(5)Change-in-Control Related Termination (as defined in his 2021 Employment Agreement), occurring within the 120-day period prior to the change of control and payable within 30 days following the consummation of the change in control. For the avoidance of doubt, such benefits are conditioned upon the consummation of a change in control on or prior to December 31, 2025.

As a condition to receiving these severance benefits, Mr. Lamp must execute, deliver and not revoke a general release of claims and abide by restrictive covenants relating to non-solicitation and non-competition during Mr. Lamp’s employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for

December 31, 2021 | 97

six months following the end of the term (if no severance or disability payments are payable), as well as a perpetual restrictive covenant relating to non-disclosure and non-disparagement and covenants relating to non-solicitation and noncompetition. If any payments or distributions due to Mr. Lamp under his 2021 Employment Agreement would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be “cut back” only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The meaning of all terms used, but not defined in this description of these benefits to which Mr. Lamp is entitled upon employment termination, are as defined in the 2021 Employment Agreement and are qualified thereby in the entirety.

Other Named Executive Officers. Ms. Buhrig and Messrs. Pytosh, Neumann, and Conaway do not have employment agreements. However, under the CVI Severance Plan, Ms. Buhrig and Messrs. Pytosh, Neumann, and Conaway are generally eligible for certain payments in the event of their involuntary termination (other than for cause, as defined in the CVI Severance Plan) or their resignation for good reason (as defined in the CVI Severance Plan), as follows:

Reason for Employment Termination	Accrued Amounts (1)	Severance Payments (2)	Vesting Acceleration (3)
Involuntary termination (other than for cause) in connection with a change-in-control (4)	✓	✓	✓
Resignation for good reason in connection with a change-in-control (4)	✓	✓	✓

(1)The sum of any base pay earned but unpaid through the date of termination, any unused accrued paid time off in accordance with the applicable paid time off policy, any unreimbursed expenses in accordance with the applicable expense reimbursement policy, and any accrued and vested rights or benefits under any CVR Energy sponsored employee benefits plans.
(2)The sum of (a) twelve (12) months of base pay, and (b) the average of the annual bonuses actually paid during the three calendar years immediately preceding (or for such shorter period of time or 100% of target bonus, if applicable).
(3)Accelerated vesting as to 100% of the unvested incentive awards, calculated based on the 20-day average closing price of a share or common unit of CVR Energy or the Partnership, as applicable.
(4)Occurring within the 120 days preceding or the 24 months following a change-in-control (as defined in the CVI Severance Plan).

Payout of these amounts are subject to various conditions including the execution of a release agreement, a perpetual restrictive covenant relating to non-disclosure and non-disparagement and covenants relating to non-solicitation and non-competition for a period of 12 months. Ms. Jackson and Mr. Bley, while employed with CVR Services, were also eligible for certain payments in the event of their involuntary termination. Based on the circumstances of their resignations, however, neither Ms. Jackson nor Mr. Bley were eligible for nor received any payments under the CVI Severance Plan upon the termination of their employment.

Accrued Amounts and Severance Payments

The amounts of potential post-employment payments and benefits in the table below assume that the triggering event took place on December 31, 2021. Pursuant to the Corporate MSA, we are responsible for the payment of our proportionate share of severance benefits under the 2021 Employment Agreement and the CVI Severance Plan and other benefits costs following the termination of employment of the named executive officers that are employed by CVR Services. The actual payments to which a named executive officer would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

	Cash Severance					Benefit Continuation
	Death	Disability	Retirement	Termination without Cause or with Good Reason		Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)				(1)	(2)
David L. Lamp (3)	$4,146,885	$4,146,885	$1,886,885	$4,146,885	$11,886,885	$—	$—	$—	$—	$—
Mark A. Pytosh (4)	—	—	—	—	1,401,081	—	—	—	—	—
Dane J. Neumann (5)	—	—	—	—	943,827	—	—	—	—	—
Melissa M. Buhrig (4)	—	—	—	—	1,162,954	—	—	—	—	—
Jeffrey D. Conaway (5)	—	—	—	—	483,714	—	—	—	—	—

(1)Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.

December 31, 2021 | 98

(2)Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
(3)For Mr. Lamp, payments upon (a) death, disability, or termination without cause or resignation for good reason not in connection with a change in control include: (i) Accrued Amounts, plus (ii) a Pro-Rata Bonus under the applicable bonus plan based on actual achievement; (b) resignation or retirement not in connection with a change in control include Accrued Amounts; and (c) termination without cause or resignation for good reason in connection with a change in control include: (i) the Incentive Payment, plus (ii) Accrued Amounts. Mr. Lamp is also entitled to the “LTIP Payout,” a payment associated with the accelerated vesting of certain incentive awards following termination of employment, which amounts are itemized in the table entitled “Value of Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards.” The terms Accrued Amounts, Pro-Rata Bonus, LTIP Payout and Incentive Payment are all as defined in the 2021 Employment Agreement.
(4)For Mr. Pytosh and Ms. Buhrig, payments in the termination without cause or resignation for good reason column include, as defined under the CVI Severance Plan, (a) Accrued Amounts, plus (b) a lump sum of twelve months’ base pay plus a sum equal to the average of the annual bonuses actually paid during the immediately preceding three calendar years.
(5)For Messrs. Neumann and Conaway, payments in the termination without cause or resignation for good reason column include, as defined under the CVI Severance Plan, (a) Accrued Amounts, plus (b) a lump sum of twelve months’ base pay plus a sum equal to 100% of their current target bonus based on such shorter period of time during which they served as a named executive officer.

Accelerated Vesting of Restricted Stock Unit and Incentive Unit Awards

Certain of our named executive officers have received phantom unit awards in connection with the CVR Partners LTIP, as well as incentive unit awards in connection the CVI LTIP, each of which generally represents the right to receive, upon vesting, a cash payment equal to (i) the number of units times the average closing price of a common unit of Partnership or a common share of CVR Energy, as applicable, for the ten trading days preceding the vest, plus (ii) distributions declared and paid by the Partnership and the per unit cash value of all dividends declared and paid by CVR Energy, as applicable, from the grant date to and including the vest date. These awards generally provide for acceleration upon certain termination events, as follows:
•If the phantom units or incentive units, as applicable, are cancelled or if such named executive officer (a) is terminated other than for cause or (b) is terminated due to death or disability, then the portion of the award scheduled to vest in the year in which such event occurs becomes immediately vested and the remaining portion is forfeited.
•If such named executive officer is terminated other than for cause or resigns for good reason in connection with a change in control all unvested awards accelerate.

The following table reflects the value of accelerated vesting of the unvested phantom units and incentive units held by the named executive officers assuming the triggering event took place on December 31, 2021. For the purposes of phantom units awarded by us to Mr. Pytosh, the value is based on the 20-day average closing price for the Partnership common units for the 20 trading days preceding December 31, 2021, or $78.98 per unit. For the purposes of the incentive units awarded by CVR Energy to all named executive officers other than Mr. Lamp, the value is based on the 20-day average closing price for the CVR Energy common stock for the 20-trading days preceding December 31, 2021, or $16.12 per share. Ms. Jackson and Mr. Bley, prior to their resignations, were also eligible for accelerated vesting of outstanding incentive unit awards in the event of their involuntary termination. However, based on the circumstances of their resignations, the outstanding incentive unit awards held by Ms. Jackson and Mr. Bley at the time of their resignations did not accelerate, and neither received any payments in connection with any accelerated vestings upon the termination of their employment.

	Death	Disability	Retirement	Termination without Cause or with Good Reason
				(1)	(2)
David L. Lamp (3)	$2,141,666	$2,141,666	$—	$2,141,666	$2,141,666
Mark A. Pytosh	—	—	—	—	7,437,286
Dane J. Neumann	—	—	—	—	584,485
Melissa M. Buhrig	—	—	—	—	1,441,842
Jeffrey D. Conaway	—	—	—	—	257,875

(1)Termination without cause or resignation for good reason not in connection with a change in control.
(2)Termination without cause or resignation for good reason in connection with a change in control.
(3)The amounts reflected for Mr. Lamp represent the value of full vesting of any unvested incentive units (and any accumulated but unvested dividend equivalents) held by Mr. Lamp as of December 31, 2021, that were granted more than one year prior thereto, as defined in the 2021 Employment Agreement calculated pursuant to the award agreements upon the average closing price of a common share of CVR Energy for the ten trading days before vest, plus accrued dividends declared and paid through the vest date.

December 31, 2021 | 99

Pay Ratio

For 2021, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Principal Executive Officers, Mr. Lamp, our Executive Chairman, and Mr. Pytosh, our President and Chief Executive Officer (collectively,“PEOs”), we used the following methodology and made the following material assumptions, adjustments, and estimates:
(1)We determined that, as of December 31, 2021, the employee population of the Partnership and its consolidated subsidiaries consisted of 297 individuals, excluding our PEOs who are employed by CVR Services.
(2)To identify the “median employee” from the employee population, we compared the amount of annual total compensation of such employees for 2021 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We “annualized” the compensation of our full-time and part-time permanent employees as of December 31, 2021, to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the “median employee.”
(3)To identify the annual total compensation of our median employee, we included the elements of such employee’s compensation for 2021 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
(4)To identify the annual total compensation of our PEOs, we used the amounts reported in the “Total” column of our 2021 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to Mr. Lamp’s and Mr. Pytosh’s service to the Partnership, of ten percent (10%) and sixty percent (60%), respectively, and as further described in the table immediately following our 2021 Summary Compensation Table.

Based on this methodology, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2021 was as follows:

Annual total compensation of Median Employee (1)	$125,857
Annual total compensation of Executive Chairman (2)	$391,036
CEO Pay Ratio (Executive Chairman)	3:1
Annual total compensation of President & CEO (2)	$1,502,044
CEO Pay Ratio (President & CEO)	12:1

(1)Excludes our PEOs.
(2)Adjusted to reflect the portion of such compensation attributable to service to the Partnership.

The totals and pay ratios described above are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K.

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

In November 2020, the Board considered these goals and the compensation paid to such directors for 2020, and upon recommendation of the Compensation Committee, elected to keep such compensation for 2021 the same as 2020. During 2021, independent directors received an annual director fee of $35,000. The Audit Committee chair received an additional fee of $15,000 per year, while independent directors serving on the Audit Committee received an additional fee of $7,500 per year. The Compensation Committee and EH&S Committee chairs received an additional fee of $8,000 per year, while independent directors serving on the Compensation Committee received an additional fee of $5,000 per year. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and

December 31, 2021 | 100

committees thereof) of our General Partner and for other director-related education expenses. Each member of the Committee is eligible to receive an additional $1,500 per meeting for all meetings in excess of the following threshold:

Board/Committee Meeting	Threshold Per Year
Board	6
Audit Committee	12
Compensation Committee	6
EH&S Committee	6

The following table sets forth the compensation earned by or paid to each independent director of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (1)	Unit Awards	Total Compensation
Donna R. Ecton	$55,000	$—	$55,000
Frank M. Muller, Jr.	55,500	—	55,500
Peter K. Shea	50,500	—	50,500

(1)Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including the chair positions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of our common units as of February 22, 2022 by:
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

December 31, 2021 | 101

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent

CVR Services, LLC (1)	3,892,000	36.4%
Goldman Sachs Group, Inc. (2)	954,430	8.9%
Barclays Plc (3)	621,054	5.8%
CVR GP, LLC (4)	—	—
Kapiljeet Dargan	—	—
Donna R. Ecton	1,250	*
David L. Lamp	—	—
Frank M. Muller, Jr.	3,512	*
Mark A. Pytosh	30,593	*
Peter K. Shea	59	*
David Willetts	—	—
Melissa M. Buhrig	2,200	*
Jeffrey D. Conaway	—	—
Dane J. Neumann	—	—
All directors and executive officers of our General Partner as a group (10 persons) (5)	37,614	*

*Less than 1%

(1)CVR Services is an indirect wholly-owned subsidiary of CVR Energy, with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479. CVR Energy may be deemed to have direct beneficial ownership of the common units held by CVR Services by virtue of its control of CVR Services. The directors of CVR Energy are Kapiljeet Dargan, Jaffrey A. Firestone, Hunter C. Gary, David L. Lamp, Stephen Mongillo, James M. Strock and David Willetts.
(2)Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 2, 2022 by Goldman Sachs Group, Inc. with an address of 200 West Street, New York, New York 10282. Goldman Sachs Group, Inc. has shared voting power with respect to 954,430 units and shared dispositive power of 954,430 units.
(3) Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 11, 2022, which indicates that Barclays Plc and Barclays Bank Plc, both with an address of 1 Churchill Place, London, X0 E14 5HP, have sole voting power and sole dispositive power with respect to 621,054 units.
(4) CVR GP, LLC, a wholly-owned subsidiary of CVR Services, is our General Partner and manages and operates CVR Partners and has a non-economic general partner interest with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479.
(5) The number of common units owned by all of the directors and executive officers of our General Partner, as a group, reflects the sum of (i) the 30,593 common units owned by Mr. Pytosh, (ii) the 2,200 common units owned by Ms. Buhrig, (iii) the 1,250 common units owned by Ms. Ecton, (iv) the 3,512 common units owned by Mr. Muller, and (v) the 59 common units owned by Mr. Shea.

December 31, 2021 | 102

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CVR Services owns (i) 3,892,000 common units, representing approximately 36% of our outstanding units, and (ii) 100 % of our General Partner with its non-economic general partner interest (which does not entitle it to receive distributions).

Agreements with CVR Services and Its Subsidiaries

The General Partner and the Partnership and its subsidiaries are party to, or otherwise subject to certain agreements with CVR Services and its subsidiaries that govern the business relations among each party. The Partnership is party to the Limited Partnership Agreement, the Corporate Master Service Agreement, and the Omnibus Agreement. Our Coffeyville Facility is party to the Coffeyville Master Service Agreement, the Terminal and Operating Agreement, and the Environmental Agreement. Further, some of these agreements were not the result of arm’s-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. Refer to Part II, Item 8, Note 9 (“Related Party Transactions”) of this Report for additional information related to these agreements. Refer also to Part IV, Item 15 of this Report for the filed agreements.

Agreements with IEP

Insight Portfolio Group

Insight Portfolio Group LLC (“ISG”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship by negotiating with a wide range of suppliers of goods, services, and tangible and intangible property at negotiated rates. For 2021 and 2020, the Partnership did not pay any fees to ISG. However, we indirectly received services from certain of CVR Energy’s negotiated agreements with third parties, certain of which were initiated through the ISG. On January 23, 2020, CVR Energy assigned its minority equity interest in ISG to a third party, terminated its agreement relating to ISG, and is no longer expected to transact with ISG.

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

December 31, 2021 | 103

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

Director Independence

The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of our General Partner. The Board consists of seven directors, three of whom the Board has affirmatively determined are independent in accordance with the rules of the NYSE. For a discussion of the independence of the Board, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Item 14.    Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) has served as the Partnership’s independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2022.

The charter of the Audit Committee of the Board, which is available on our website at www.cvrpartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de-minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Audit Committee pre-approved all fees incurred in fiscal year 2021.

The following table represents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Audit fees (1)	$805	$654
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$805	$654

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

December 31, 2021 | 104

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
INDEX TO EXHIBITS

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

4.8**	Form of 6.125% Senior Secured Note due 2028 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on June 23, 2021).

10.1**
Environmental Agreement, dated as of October 25, 2007, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed by CVR Energy, Inc. on December 6, 2007 (Commission File No. 001-33492)).

10.1.1**
Supplement to Environmental Agreement, dated as of February 15, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.17.1 of the Form 10-K filed by CVR Energy, Inc. on March 28, 2008 (Commission File No. 001-33492)).

10.1.2**
Second Supplement to Environmental Agreement, dated as of July 23, 2008, by and between Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed by CVR Energy, Inc. on August 14, 2008 (Commission File No. 001-33492)).

December 31, 2021 | 105

10.2**
Amended and Restated Omnibus Agreement, dated as of April 13, 2011, among CVR Energy, Inc., CVR GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.3**
Amended and Restated Contribution, Conveyance and Assumption Agreement, dated as of April 7, 2011, among Coffeyville Resources, LLC, CVR GP, LLC, Coffeyville Acquisition III LLC, CVR Special GP, LLC and CVR Partners, LP (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed by CVR Energy, Inc. on May 23, 2011 (Commission File No. 001-33492)).

10.4**
Lease and Operating Agreement, dated as of May 4, 2012, by and between Coffeyville Resources Terminal, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on August 2, 2012).

10.5**
Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC, dated February 19, 2020 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on February 20, 2020).

10.6**	Master Service Agreement among CVR Services, LLC and subsidiaries of CVR Energy, dated February 19, 2020 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on February 20, 2020).

10.7**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.7.1**+	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.17.5 of the Form 10-K filed on February 20, 2015).

10.7.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.15.2 of the Form 10-K filed on February 20, 2020).

10.7.3**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.15.3 of the Form 10-K filed on February 20, 2020).

10.7.4*+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive).

10.7.5*+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement.

10.8**+
Employment Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.20 to the Partnership’s Form 10-K filed on February 23, 2018 (Commission File No. 001-35120)).

10.9**+
Performance Unit Award Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.22 to the Partnership’s Form 10-K filed on February 23, 2018 (Commission File No. 001-35120)).

10.10**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).

10.11**+	CVR Energy, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 of CVR Energy, Inc.’s Form 10-Q filed on October 25, 2018).

10.11.1*+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective January 1, 2022.

10.12**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 16, 2016).

10.13**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 16, 2016).

10.14**
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

December 31, 2021 | 106

10.15**
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

10.16**
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

10.17**
On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 4, 2020).

10.17.1*	Amendment No. 1 to On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of February 21, 2022.

10.18**+	CVR Partners, LP 2019 Performance-Based Bonus Plan, approved March 19, 2019 (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on April 25, 2019).

10.19**+	CVR Partners, LP 2020 Performance-Based Bonus Plan, approved February 19, 2020 (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 20, 2020).

10.20**+	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.27 of the Form 10-K filed on February 23, 2021).

10.21**
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

10.22**
Collateral Trust Joinder, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 23, 2021).

10.23**
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

10.24**	Offer Letter, dated as of October 7, 2021, by and between CVR Services, LLC and Dane J. Neumann (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 2, 2021).

10.25**	Offer Letter, dated as of August 9, 2021, by and between CVR Services, LLC and Jeffrey D. Conaway (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on November 2, 2021).

10.26**
Severance and Release Agreement, effective as of August 29, 2021, by and between CVR Services, LLC, and Tracy D. Jackson (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on November 2, 2021).

10.27**
Credit Agreement, dated as of September 30, 2021, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 30, 2021).

10.28**
Guaranty and Security Agreement, dated as of September 30, 2021, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, and Wells Fargo Bank, National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 30, 2021).

December 31, 2021 | 107

10.29**
Joinder Agreement (Other Parity Lien Obligations), dated as of September 30, 2021, among Wilmington Trust, National Association (“WTNA”), as an other applicable parity obligations representative, UBS AG, Stamford Branch (“UBS”), as collateral agent under the existing ABL Facility, WTNA, as applicable parity lien representative, WTNA, as parity lien collateral trustee, Wells Fargo, as collateral agent under the ABL Credit Facility and CVR Partners (on behalf of itself and its subsidiaries) to that certain intercreditor agreement dated as of September 30, 2016 (as amended, supplemented or otherwise modified to date), among the Credit Parties, certain of their subsidiaries from time to time party thereto, UBS as trustee and collateral trustee for the secured parties in respect of the outstanding senior secured notes and other parity lien obligations and other parity lien representative from time to time party thereto (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on September 30, 2021).

10.30**	Employment Agreement, dated as of December 22, 2021, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 27, 2021).

10.31**
Amendment to Performance Unit Award Agreement, dated as of December 22, 2021, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on December 27, 2021).

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

101*
The following financial information for CVR Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners’ Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

December 31, 2021 | 108

Item 16.    Form 10-K Summary

None.

December 31, 2021 | 109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 22, 2022
David L. Lamp

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2022
Mark A. Pytosh

/s/ DANE J. NEUMANN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Dane J. Neumann

/s/ JEFFREY D. CONAWAY	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 22, 2022
Jeffrey D. Conaway

/s/ KAPILJEET DARGAN	Director	February 22, 2022
Kapiljeet Dargan

/s/ DONNA R. ECTON	Director	February 22, 2022
Donna R. Ecton

/s/ FRANK M. MULLER, JR.	Director	February 22, 2022
Frank M. Muller, Jr.

/s/ PETER K. SHEA	Director	February 22, 2022
Peter K. Shea

/s/ DAVID WILLETTS	Director	February 22, 2022
David Willetts

December 31, 2021 | 110