Form 10-Q
period 2022-03-31
CVR PARTNERS, LP
filed 2022-05-03
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at April 29, 2022.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
March 31, 2022

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	32
	Condensed Consolidated Balance Sheets - March 31, 2022 and December 31, 2021 (unaudited)	5	Item 1A.	Risk Factors	32
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2022 and 2021 (unaudited)	6	Item 5.	Other Information	33
	Condensed Consolidated Statements of Partners’ Capital - Three Months Ended March 31, 2022 and 2021 (unaudited)	7	Item 6.	Exhibits	33
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2022 and 2021 (unaudited)	8	Signatures		34
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2022 | 2

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
•changes in market conditions and market volatility arising from the COVID-19 pandemic or inflation, including fertilizer, natural gas, and other commodity prices and the impact of such changes on our operating results and financial position;
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
•the supply, availability, and prices of essential raw materials and the effects of inflation thereupon;
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
•competition in the nitrogen fertilizer business and foreign wheat and coarse grain production, including impacts thereto as a result of farm planting acreage, domestic and global supply and demand, and domestic or international duties tariffs or similar costs;
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
•political disturbances, geopolitical instability and tensions, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with Russia’s invasion of Ukraine in February 2022 and any ongoing conflicts in the region;
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

March 31, 2022 | 3

•control of our general partner by CVR Energy;
•our ability to continue to license the technology used in our operations;
•the potential inability to successfully implement our business strategies at all or on time and within our anticipated budgets, including significant capital programs or projects and turnarounds at our fertilizer facilities;
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
•instability and volatility in the capital, credit and commodities markets and in the global economy, including due to the ongoing Russia-Ukraine conflict;
•competition with CVR Energy and its affiliates;
•transactions and/or conflicts with CVR Energy’s controlling shareholder;
•the value of payouts under our equity and non-equity incentive plans; and
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission (the “SEC”).
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

March 31, 2022 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$137,347	$112,516
Accounts receivable	43,577	88,351
Inventories	65,192	52,270
Prepaid expenses and other current assets	7,623	9,108
Total current assets	253,739	262,245
Property, plant, and equipment, net	835,713	850,462
Other long-term assets	13,249	14,351
Total assets	$1,102,701	$1,127,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,241	$41,504
Accounts payable to affiliates	6,081	8,895
Deferred revenue	80,877	87,060
Other current liabilities	37,007	24,401
Total current liabilities	173,206	161,860
Long-term liabilities:
Long-term debt, net of current portion	546,439	610,642
Other long-term liabilities	15,565	12,358
Total long-term liabilities	562,004	623,000
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,681,332 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively	367,490	342,197
General partner interest	1	1
Total partners’ capital	367,491	342,198
Total liabilities and partners’ capital	$1,102,701	$1,127,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per unit data)	2022	2021
Net sales	$222,873	$60,921
Operating costs and expenses:
Cost of materials and other	30,246	17,766
Direct operating expenses (exclusive of depreciation and amortization)	60,318	37,075
Depreciation and amortization	19,465	14,123
Cost of sales	110,029	68,964
Selling, general and administrative expenses	8,744	5,891
Loss on asset disposal	173	72
Operating income (loss)	103,927	(14,006)
Other (expense) income:
Interest expense, net	(10,036)	(15,916)
Other income, net	28	4,557
Income (loss) before income tax expense	93,919	(25,365)
Income tax expense	258	19
Net income (loss)	$93,661	$(25,384)

Basic and diluted earnings (loss) per unit	$8.78	$(2.37)
Distributions declared per common unit	$5.24	$—

Weighted-average common units outstanding:
Basic and Diluted	10,665	10,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198
Cash distributions to common unitholders - Affiliates	—	(20,394)	—	(20,394)
Cash distributions to common unitholders - Non-affiliates	—	(35,576)	—	(35,576)
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Net income	—	93,661	—	93,661
Balance at March 31, 2022	10,569,637	$367,490	$1	$367,491

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241
Repurchase of common units	(24,378)	(529)	—	(529)
Net loss	—	(25,384)	—	(25,384)
Balance at March 31, 2021	10,681,332	$288,327	$1	$288,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$93,661	$(25,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,465	14,123
Share-based compensation	12,074	3,592
Loss on extinguishment of debt	628	—
Other adjustments	613	1,259
Change in assets and liabilities:
Current assets and liabilities	39,991	33,782
Non-current assets and liabilities	495	(1,821)
Net cash provided by operating activities	166,927	25,551
Cash flows from investing activities:
Capital expenditures	(7,899)	(2,994)
Net cash used in investing activities	(7,899)	(2,994)
Cash flows from financing activities:
Repurchase of common units	(12,398)	(529)
Principal payments on senior secured notes	(65,000)	—
Cash distributions to common unitholders - Affiliates	(20,394)	—
Cash distributions to common unitholders - Non-affiliates	(35,576)	—
Payment of deferred financing costs	(829)	—
Other financing activities	—	(26)
Net cash used in financing activities	(134,197)	(555)
Net increase in cash and cash equivalents	24,831	22,002
Cash and cash equivalents, beginning of period	112,516	30,559
Cash and cash equivalents, end of period	$137,347	$52,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2022 | 8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Nature of Business

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, one located in Coffeyville, Kansas operated by our wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by our wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade such ammonia to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s products are sold on a wholesale basis in the United States of America. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

Interest Holders

As of March 31, 2022, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of March 31, 2022, Icahn Enterprises L.P. and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended March 31, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of March 31, 2022, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to repurchase any common units and may be cancelled or terminated by the Board at any time.

Management and Operations

The Partnership, including CVR GP, is managed by a combination of the Board, the general partner’s executive officers, CVR Services (as sole member of the general partner), and certain officers of CVR Energy, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, CVR GP, CVR Energy, and certain of their respective subsidiaries, including a services agreement. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the December 31, 2021 audited consolidated financial statements and notes thereto included in the 2021 Form 10-K.

March 31, 2022 | 9

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

Certain reclassifications have been made within the condensed consolidated financial statements for prior periods to conform with current presentation.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2022 or any other interim or annual period.

(3) Recent Accounting Pronouncements

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because, by the end of 2022, banks will no longer be required to report information that is used to determine London Interbank Offered Rate (“LIBOR”), which is used globally by all types of entities. As a result, LIBOR could be discontinued, as well as other interest rates used globally. ASU 2020-04 provides companies with optional expedients for contract modifications under Topics 310, 470, 842, and 815-15, excluded components of certain hedging relationships, fair value hedges, and cash flow hedges, as well as certain exceptions, which are intended to help ease the potential accounting burden associated with transitioning away from these reference rates. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies certain optional expedients and exceptions for contract modifications and hedge accounting. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Partnership is currently evaluating the impact of adopting this new accounting standard, but does not currently expect it to have a material impact on its consolidated financial statements and related disclosures.

(4) Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Finished goods	$21,124	$17,141
Raw materials	1,734	833
Parts, supplies and other	42,334	34,296
Total inventories	$65,192	$52,270

March 31, 2022 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Machinery and equipment	$1,412,633	$1,410,203
Buildings and improvements	17,598	17,598
Automotive equipment	16,429	16,433
Land and improvements	14,604	14,199
Construction in progress	16,803	14,167
Other	2,220	2,221
	1,480,287	1,474,821
Less: Accumulated depreciation and amortization	(644,574)	(624,359)
Total property, plant and equipment, net	$835,713	$850,462

As of March 31, 2022, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

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

Balance Sheet Summary as of March 31, 2022 and December 31, 2021

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating and finance leases at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$3,767	$—	$4,570	$—
Real estate and other	2,659	8	2,755	34
Lease liability
Railcars	$3,767	$—	$4,570	$—
Real estate and other	614	—	665	—

March 31, 2022 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Lease Expense Summary for the Three Months Ended March 31, 2022 and 2021

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2022 and 2021, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease expense	$1,059	$916
Finance lease expense:
Amortization of ROU asset	$26	$22
Interest expense on lease liability	—	1
Short-term lease expense	$766	$160

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and liabilities at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	2.0 years	0.0 years	2.1 years	0.0 years
Weighted-average discount rate	5.1%	—%	5.1%	—%

Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s ROU assets and liabilities at March 31, 2022. There were no finance lease payments remaining at March 31, 2022.

(in thousands)	Operating Leases
Remainder of 2022	$2,307
2023	1,359
2024	676
2025	260
2026	—
Thereafter	—
Total lease payments	4,602
Less: imputed interest	(221)
Total lease liability	$4,381

On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for CRNF’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel

March 31, 2022 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to be classified as a financing lease with an amount of approximately $25 million being capitalized upon lease commencement when the Vessel is placed in service.

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Share-based compensation	$12,123	$5,888
Accrued interest	9,826	1,654
Personnel accruals	5,252	7,920
Sales incentives	2,643	1,555
Operating lease liabilities	2,578	3,052
Accrued taxes other than income taxes	1,642	1,744
Prepaid revenue contracts	140	954
Other accrued expenses and liabilities	2,803	1,634
Total other current liabilities	$37,007	$24,401

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2022	December 31, 2021
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028 (1)	550,000	550,000
Unamortized discount and debt issuance costs (2)	(3,561)	(4,358)
Total long-term debt	$546,439	$610,642

(1)The $65 million outstanding balance of the 9.25% Senior Secured Notes, due June 2023 (the “2023 Notes”) was paid in full on February 22, 2022 at par, plus accrued and unpaid interest. The estimated fair value of the 2023 Notes was approximately $65.1 million as of December 31, 2021. The estimated fair value of the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) was approximately $549.8 million and $580.3 million as of March 31, 2022 and December 31, 2021, respectively. These estimates of fair value are a Level 2 measurement as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(2)For the three months ended March 31, 2022 and 2021, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $0.2 million and $1.0 million, respectively.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2022	Outstanding Letters of Credit	Available Capacity as of March 31, 2022	Maturity Date
ABL Credit Facility (1) (2)	$35,000	$—	$—	$35,000	September 30, 2024

(1)Beginning September 30, 2021, loans under the Partnership’s ABL Credit Facility bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if our quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if our quarterly excess availability is greater than or equal to 50% but less than 75%, or (iii) (a) 2.115% plus SOFR or (b) 1.115% plus a base rate, otherwise.
(2)Amortization expense was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

9.25% Senior Secured Notes due June 2023

On February 22, 2022, the Partnership redeemed all of the outstanding 2023 Notes at par and settled accrued and unpaid interest of approximately $1.1 million through the date of redemption. As a result of this transaction, the Partnership recognized a loss on extinguishment of debt of $0.6 million, which includes the write-off of unamortized deferred financing costs and discount of $0.2 million and $0.4 million, respectively.

March 31, 2022 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2022.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended March 31,
(in thousands)	2022	2021
Ammonia	$42,011	$9,534
UAN	159,607	38,062
Urea products	9,223	4,758
Net sales, exclusive of freight and other	210,841	52,354
Freight revenue	9,214	6,114
Other revenue	2,818	2,453
Net sales	$222,873	$60,921

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022, the Partnership had approximately $10.0 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $5.8 million of these performance obligations as revenue by the end of 2022, an additional $4.0 million in 2023, and the remaining balance thereafter.

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

A summary of the deferred revenue activity for the three months ended March 31, 2022 is presented below:

(in thousands)
Balance at December 31, 2021	$87,060
Add:
New prepay contracts entered into during the period (1)	15,246
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(16,968)
Revenue recognized related to contracts entered into during the period	(4,277)
Other changes	(184)
Balance at March 31, 2022	$80,877

(1) Includes $14.2 million where payment associated with prepaid contracts was collected as of March 31, 2022.

March 31, 2022 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Share-Based Compensation

A summary of compensation expense for the three months ended March 31, 2022 and 2021 is presented below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Phantom Units	$9,912	$3,145
Other Awards (1)	2,162	447
Total share-based compensation expense	$12,074	$3,592

(1)Other awards include the allocation of compensation expense for certain employees of CVR Energy and certain of its subsidiaries who perform services for the Partnership under the services agreement with CVR Energy and the Limited Partnership Agreement, respectively, and participate in equity compensation plans of CVR Partners’ affiliates.

(11) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies disclosed in the 2021 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact on its consolidated financial statements.

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic, the Russia-Ukraine conflict, or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of March 31, 2022, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

(12) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures and deferred financing costs included in accounts payable are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Supplemental disclosures:
Cash paid for interest	$1,164	$45
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$898	$918
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	—	26
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	$(2,250)	$131

March 31, 2022 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three months ended March 31, 2022 and 2021 is summarized below.

Related Party Activity

	Three Months Ended March 31,
(in thousands)	2022	2021
Sales to related parties (1)	$48	$219
Purchases from related parties (2)	14,534	6,693

	March 31, 2022	December 31, 2021
Due to related parties (3)	$4,933	$3,580

(1)Sales to related parties, included in Net sales, consist primarily of sales of feedstocks and services to Coffeyville Resources Refining & Marketing, LLC (“CRRM”) under the Master Service Agreement with CRNF (the “Coffeyville MSA”).
(2)Purchases from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses, consist primarily of pet coke and hydrogen purchased from CRRM under the Coffeyville MSA.
(3)Due to related parties, included in Accounts payable to affiliates, consists primarily of amounts payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and the Corporate Master Service Agreement effective January 1, 2020, by and among CVR Services and certain of its affiliates, including the Partnership and our subsidiaries, as amended by that certain Amendment to Corporate Master Service Agreement dated April 12, 2022 (as amended, the “Corporate MSA”).

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2022 and 2021.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 23, 2021	2.93	19,893	11,404	31,297
Total distributions		$4.65	$31,571	$18,098	$49,669

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020.

For the first quarter of 2022, the Partnership, upon approval by the Board on May 2, 2022, declared a distribution of $2.26 per common unit, or $23.9 million, which is payable May 23, 2022 to unitholders of record as of May 13, 2022. Of this amount, CVR Energy will receive approximately $8.8 million, with the remaining amount payable to public unitholders.

March 31, 2022 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “2021 Form 10-K”). Results of operations for the three months ended March 31, 2022 and cash flows for the three months ended March 31, 2022 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Partnership Overview

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, one located in Coffeyville, Kansas operated by its wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by its wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”). Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum refining, marketing, and logistics operations.

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

March 31, 2022 | 17

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

Strategic Objectives

We have outlined the following strategic objectives to drive the accomplishment of our mission:

Environmental, Health & Safety (“EH&S”) - We aim to achieve continuous improvement in all EH&S areas through ensuring our people’s commitment to environmental, health and safety comes first, the refinement of existing policies, continuous training, and enhanced monitoring procedures.

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

Achievements

During the first three months of 2022, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in environmental events, process safety management tier 1 incidents and total recordable incident rate of 50%, 100% and 100%, respectively, compared to the first three months of 2021	✓
Operated both facilities safely	✓
Achieved record UAN production volumes at the Coffeyville Facility in March 2022		✓	✓
Declared a distribution of $2.26 per common unit related to the first three months of 2022 to be paid in May 2022			✓	✓
Completed targeted $95 million debt reduction plan with the repayment of the remaining $65 million balance of the 9.25% Senior Secured Notes, due 2023 (the “2023 Notes”) in the first quarter of 2022 for a total reduction in annual cash interest expense of approximately $9 million
✓
Repurchased over 111,000 common units for $12.4 million				✓

March 31, 2022 | 18

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

General Business Environment

COVID-19 - Throughout 2020 and into 2021, the COVID-19 pandemic disrupted the worldwide economy, financial markets, and the energy and fertilizer industries. Actions taken by the U.S. government to provide stimulus to individuals and businesses have helped mitigate the impacts of the downturn caused by COVID-19, and we continue to see businesses resuming operations and the lifting of governmental restrictions. However, despite worldwide advances in containment of the virus and economic market recovery in 2021 and 2022, COVID-19 remains a dynamic and continuously evolving situation with unknown short and long-term economic challenges that could reverse any recent improvements. Further, the spread of variants of COVID-19 could cause restrictions to be reinstated, and the extent to which the pandemic may impact our business, financial condition, liquidity, or results of operations cannot be determined at this time.

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, significantly impacting global fertilizer and agriculture markets. The Black Sea is a major export point for nitrogen fertilizer and grains from Russia and Ukraine. Since the invasion began, the Black Sea has been closed to exports which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and for wheat and corn availability, as Russia and Ukraine are major wheat exporters and Ukraine is a major corn exporter. Expectations are that the planted acres in Ukraine will be much lower in 2022 due to lack of planting inputs, fuel, and workers to complete the planting of crops. Additionally, many Western countries have formally or informally adopted sanctions on a number of Russian exports and individuals affiliated with Russian government leadership. While fertilizers have not been formally sanctioned, many Western customers are either unwilling to purchase Russian fertilizers or logistics make it too costly to import Russian fertilizers. Additionally, natural gas supplied from Russia to Western Europe has been constrained and prices have remained elevated since September 2021, causing a significant portion of European nitrogen fertilizer production capacity to be curtailed. Overall, these events have caused grain and fertilizer prices to rise, and we currently expect these conditions to persist for the remainder of 2022. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may affect our business in unforeseen ways.

The Partnership believes the general business environment in which it operates will continue to remain volatile in 2022, driven by uncertainty around the availability and prices of its feedstocks, demand for its products, inflation, and global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively impacted if economic conditions decline and remain volatile. Due to the uncertainty of the global recovery, including its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

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

March 31, 2022 | 19

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of March 31, 2022.

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

The preliminary 2022 United States Department of Agriculture (“USDA”) reports on corn and soybean acres planted indicated farmers’ intentions to plant 89.5 million acres of corn, representing a decrease of 4.1% in corn acres planted as compared to 93.4 million corn acres in 2021. Planted soybean acres are estimated to be 91.0 million acres, representing a 4.3% increase in soybean acres planted as compared to 87.2 million soybean acres in 2021. The combined corn and soybean planted acres of 180.5 million is in line with the acreage planted in 2021, which was the highest in history. Due to higher input costs for corn planting and increased demand for soybeans, particularly for renewable diesel production, it was more favorable for farmers to plant soybeans compared to corn. The lower planted corn acres in 2022 is expected to be supportive of corn prices for 2022 and 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below, through March 31, 2022

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day
(in thousands)
1,033
2020
2021
2022
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2022.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2022.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains and fertilizers are expected to remain elevated throughout 2022. These conditions are driving strong demand for nitrogen fertilizer, as well as other crop inputs, for the spring 2022 planting season.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade

March 31, 2022 | 20

Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). Following investigations by both USDOC and ITC, on November 30, 2021, USDOC determined that UAN imports from Russia are unfairly subsidized at rates ranging from 9.66% to 9.84% and UAN imports from Trinidad are unfairly subsidized at a rate of 1.83%. On January 27, 2022, USDOC found that Russian UAN imports are sold at less than fair value into the U.S. market at rates ranging from 9.15% to 127.19% and that Trinidadian UAN imports at a rate of 63.08%. As a result of these determinations, USDOC will impose cash deposit requirements on imports of UAN from Russia and Trinidad based on the preliminary rates of antidumping duties. We believe that if the antidumping and countervailing duty preliminary determinations are confirmed by USDOC, there will likely be lower amounts of imported UAN from Russia and Trinidad for the next several years.

The charts below show relevant market indicators by month through March 31, 2022:

Ammonia and UAN Market Pricing (1)	Natural Gas and Pet Coke Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

Results of Operations

The following should be read in conjunction with the information outlined in the previous sections of this Part I, Item 2 and the financial statements and related notes thereto in Part I, Item 1 of this Report.
The charts presented below summarize our ammonia utilization rates on a consolidated basis for the three months ended March 31, 2022 and 2021. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.
Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

March 31, 2022 | 21

Consolidated Ammonia Utilization
On a consolidated basis, utilization remained unchanged at 88% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The depressed utilization for 2022 was primarily a result of unplanned downtime associated with the Messer air separation plant (“Messer”) at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility. The depressed utilization for 2021 was primarily related to downtime associated with Messer at the Coffeyville Facility in January 2021 and Winter Storm Uri in February 2021.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were favorable, driven by higher production at the Coffeyville Facility due to reduced downtime from Messer outages in 2022 as compared to 2021. For the three months ended March 31, 2022, total product sales were favorable, driven by higher overall production and sales in 2022, along with product sales price increases of 252% for ammonia and 212% for UAN. Ammonia and UAN sales prices were favorable primarily due to higher crop pricing coupled with lower fertilizer supply driven by production outages from Hurricane Ida in August and September 2021, increased industry turnaround activity, and the impacts from the Russia-Ukraine conflict. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended March 31, 2022 versus March 31, 2021

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
40
322
32
239
40
20
0
350
300
250
200
150
Ammonia
UAN
2022
2021

Ammonia
UAN
1,200
800
400
600
400
200
Ammonia
UAN
$1,055
$496
$300
$159
2022
2021

March 31, 2022 | 22

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands of tons)	2022	2021
Ammonia (gross produced)	187	188
Ammonia (net available for sale)	52	70
UAN	317	272

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Petroleum coke used in production (thousand tons)	108	128
Petroleum coke (dollars per ton)	$56.46	$42.91
Natural gas used in production (thousands of MMBtu) (1)	1,761	1,882
Natural gas used in production (dollars per MMBtu) (1)	$5.54	$3.10
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,528	940
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$5.62	$2.94

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, the Partnership’s operating income and net income were $103.9 million and $93.7 million, respectively, representing improvements of $117.9 million and $119.1 million, respectively, compared to the three months ended March 31, 2021. These increases were driven by higher product sales prices and sales volumes for UAN and ammonia compared to the three months ended March 31, 2021.

Net Sales	Operating Income (Loss)

300
200
100
0
$ (in millions)
$222.9
$60.9
2022
2021

$103.9
100
50
0
(50)
$ (in millions)
$(14.0)
2022
2021

March 31, 2022 | 23

Net Income (Loss)	EBITDA (1)

$93.7
$(25.4)
100
50
0
(50)
$ (in millions)
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2022, net sales increased by $162.0 million to $222.9 million compared to the three months ended March 31, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions and sales volumes which contributed $138.5 million and $15.6 million, respectively, in higher revenues, as compared to the three months ended March 31, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$108,378	$13,167
Ammonia	30,073	2,404

The $755 and $337 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were primarily attributable to continued improvement in market conditions as supplies of nitrogen fertilizer remained tight following the production outages related to Hurricane Ida in 2021, heightened turnaround activity during the summer of 2021, energy shortages in Europe and Asia, and further supply concerns due to the Russia-Ukraine conflict. The increase in UAN sales volumes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to higher production at the Coffeyville Facility due to reduced downtime from Messer outages in 2022.

March 31, 2022 | 24

Cost of Materials and Other	Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three months ended March 31, 2022, cost of materials and other was $30.2 million, compared to $17.8 million for the three months ended March 31, 2021. The $12.4 million increase was comprised primarily of a $4.1 million increase in natural gas pricing and usage at the East Dubuque Facility, a $2.8 million increase in distribution costs driven by freight, a $1.8 million increase in purchases of ammonia, a $1.3 million increase in pet coke and hydrogen feedstock costs at the Coffeyville Facility, and a lower build in inventories contributing $2.5 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended March 31, 2022, direct operating expenses (exclusive of depreciation and amortization) were $60.3 million compared to $37.1 million for the three months ended March 31, 2021. The $23.2 million increase was primarily due to higher personnel costs for share-based compensation expenses of $5.7 million as a result of higher market prices for CVR Partners’ common units, a lower build in inventories contributing $5.5 million, higher electricity pricing and usage of $2.7 million, rising natural gas prices of $4.0 million, increased repairs and maintenance expenses due to outages of $3.1 million, increased insurance costs of $1.6 million, and incurring turnaround expenses of $0.6 million.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other
Depreciation and Amortization Expense - For the three months ended March 31, 2022, depreciation and amortization expense increased $5.4 million compared to the three months ended March 31, 2021. The increase was primarily due to inventory changes and an increase in accelerated depreciation related to projects to be completed by 2025 that will retire assets earlier than their original expected useful life, coupled with additions to property, plant, and equipment during the current year.

March 31, 2022 | 25

Selling, General, and Administrative Expenses, and Other - For the three months ended March 31, 2022, selling, general and administrative expenses and other increased approximately $2.9 million compared to the three months ended March 31, 2021. The increase was primarily related to increased personnel costs contributing $2.3 million and increased outside services expenses for consulting, audit services, and legal contributing $0.5 million.

Other Income, Net - For the three months ended March 31, 2022, other income, net was nominal compared to approximately $4.6 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022 was due to sales of natural gas volumes at the East Dubuque Facility in February 2021.

Non-GAAP Measures

Our management uses certain non-GAAP performance measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the performance and liquidity measures defined below.

The following are non-GAAP measures we present for the period ended March 31, 2022:

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

Available Cash for Distribution - EBITDA for the quarter excluding non-cash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the board of directors of our general partner (the “Board”) in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available cash for distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

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

Coffeyville Facility - The next planned turnaround at the Coffeyville Facility is currently expected to commence in the summer of 2022. For the three months ended March 31, 2022, we incurred turnaround expense of $0.1 million related to planning for this turnaround.

March 31, 2022 | 26

East Dubuque Facility - The next planned turnaround at the East Dubuque Facility is currently expected to occur in the summer of 2022. For the three months ended March 31, 2022, we incurred turnaround expense of $0.5 million related to planning for this turnaround.

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income (loss)	$93,661	$(25,384)
Interest expense, net	10,036	15,916
Income tax expense	258	19
Depreciation and amortization	19,465	14,123
EBITDA and Adjusted EBITDA	$123,420	$4,674

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$166,927	$25,551
Non-cash items:
Loss on extinguishment of debt	(628)	—
Share-based compensation	(12,074)	(3,592)
Other	(613)	(1,259)
Adjustments:
Interest expense, net	10,036	15,916
Income tax expense	258	19
Change in assets and liabilities	(40,486)	(31,961)
EBITDA and Adjusted EBITDA	$123,420	$4,674

March 31, 2022 | 27

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2022	2021
EBITDA	$123,420	$4,674
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(9,334)	—
Debt service	(65,000)	(14,996)
Financing fees	(815)	—
Maintenance capital expenditures	(5,128)	(2,459)
Utility pass-through	(675)	—
Common units repurchased	(12,397)	(529)
Other (reserves) releases:
Future turnaround	(6,875)	(1,500)
Previously established cash reserves	—	5,331
Reserve for maintenance capital expenditures	639	—
Available Cash for distribution (1) (2)	$23,835	$(9,479)

Common units outstanding	10,570	10,681

(1)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership declared and paid a $5.24 cash distribution related to the fourth quarter of 2021, and declared a cash distribution of $2.26 per common unit related to the first quarter of 2022 to be paid in May 2022.
Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

Fertilizer market conditions improved steadily throughout 2021 and into 2022 driven by a combination of increased demand for products amid a series of supply disruptions, including the Russia-Ukraine conflict, that led to tight fertilizer inventories and concerns around availability of product. In early 2021, as the impacts of the COVID-19 pandemic started to recover, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, leading to lower fertilizer supply due to production outages which increased the price of fertilizer. In the summer of 2021, numerous U.S. nitrogen fertilizer facilities underwent turnarounds, several of which extended longer than planned due to start-up issues. Additionally, in August 2021, Hurricane Ida caused additional fertilizer facility disruptions in the Gulf Coast, while the energy crunch in Europe and Asia reduced available supplies of nitrogen fertilizers further and caused prices to increase once more. In the first quarter of 2022 following the Russian invasion of Ukraine, fertilizer prices increased further and have been volatile over concerns of a reduction in global supply of fertilizers due to restrictions on supply of Russian fertilizers and Russia’s decision to restrict fertilizer exports through the end of 2022. Despite the volatility in recent commodity pricing, the increase in fertilizer product pricing has had a favorable impact to our business and has not significantly impacted our primary source of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as countries and states continue to monitor their efforts against COVID-19, and variants thereof, and weigh potential impacts of the ongoing Russia-Ukraine conflict. In executing financial discipline, we successfully implemented the following measures:

•Deferred the planned turnarounds at the Coffeyville and East Dubuque Facilities after taking advantage of downtime in 2021 to complete maintenance activities; and
•Focused maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which are considered critical to support future activities.

March 31, 2022 | 28

When considering the market conditions and actions described above, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs and other inflationary pressures. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or refinance or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

On February 22, 2022, the Partnership redeemed the remaining $65 million in aggregate principal amount of the 2023 Notes. This transaction represents a significant and favorable change in the Partnership’s cash flow and liquidity position, with an annual savings of approximately $6.0 million in future interest expense. See Note 8 (“Long-Term Debt”) for further discussion. The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2022, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of March 31, 2022, we had cash and cash equivalents of $137.3 million, including $79.8 million of customer advances. Combined with $35.0 million available under our ABL Credit Facility, we had total liquidity of $172.3 million. As of December 31, 2021, we had $112.5 million in cash and cash equivalents, including $34.2 million of customer advances.

	March 31, 2022	December 31, 2021
(in thousands)
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028	550,000	550,000
Unamortized discount and debt issuance costs	(3,561)	(4,358)
Total long-term debt	$546,439	$610,642

(1)The $65 million outstanding balance of the 2023 Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

As of March 31, 2022, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part I, Item 1, Note 8 (“Long-Term Debt”) of this Report and Part II, Item 8, Note 5 (“Long-Term Debt”) of our 2021 Form 10-K for further information.

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

March 31, 2022 | 29

Our total capital expenditures for the three months ended March 31, 2022, along with our estimated expenditures for 2022 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2022	2022
Maintenance capital	$5,128	$36,000 - 39,000
Growth capital	521	2,000 - 3,000
Total capital expenditures	$5,649	$38,000 - 42,000

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
The next planned turnaround at the Coffeyville Facility is currently expected to occur in the summer of 2022, with an estimated cost of $12 to $15 million. The turnaround at our East Dubuque Facility is also currently expected to commence in the summer of 2022, with an estimated cost of $14 to $16 million. For the three months ended March 31, 2022, we incurred turnaround expense of $0.1 million and $0.5 million related to planning for the Coffeyville Facility’s and the East Dubuque Facility’s expected turnarounds, respectively. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.
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

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following tables present distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2022 and 2021.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 23, 2021	2.93	19,893	11,404	31,297
Total distributions		$4.65	$31,571	$18,098	$49,669

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020.

For the first quarter of 2022, the Partnership, upon approval by the Board on May 2, 2022, declared a distribution of $2.26 per common unit, or $23.9 million, which is payable May 23, 2022 to unitholders of record as of May 13, 2022. Of this amount, CVR Energy will receive approximately $8.8 million, with the remaining amount payable to public unitholders.

March 31, 2022 | 30

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended March 31, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of March 31, 2022, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to repurchase any common units and may be cancelled or terminated by the Board at any time.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Net cash flow provided by (used in):
Operating activities	$166,927	$25,551	$141,376
Investing activities	(7,899)	(2,994)	(4,905)
Financing activities	(134,197)	(555)	(133,642)
Net increase in cash and cash equivalents	$24,831	$22,002	$2,829

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to a $118.7 million increase in EBITDA, a $8.5 million increase in non-cash share-based compensation as a result of higher market prices for CVR Partners’ units, favorable changes in working capital of $6.2 million, a $2.3 million increase in our change in non-current assets and liabilities associated with the long-term portion of our share-based compensation, and a $0.6 million loss on extinguishment of debt primarily associated with the redemption of the remaining balance of 2023 Notes in February 2022.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was due to increased capital expenditures during 2022 of $4.9 million resulting from fixed asset additions.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the redemption of the remaining balance of the 2023 Notes of $65.0 million in 2022, cash distributions paid of $56.0 million in 2022 compared to no distributions in 2021, an increase of $11.9 million in repurchases of the Partnership’s common units in 2022, and the payment of $0.8 million in deferred financing costs during the first quarter of 2022 related to the offering of the 2028 Notes and the ABL Credit Facility.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2021 Form 10-K. No modifications have been made during the three months ended March 31, 2022 to these estimates.

March 31, 2022 | 31

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2022 as compared to the risks discussed in Part II, Item 7A of our 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 11 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2021 Form 10-K, which risk factors could be affected by the potential effects of the Russia-Ukraine conflict. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases of the Partnership’s equity securities during the three months ended March 31, 2022 were as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2022	—	$—	—	$12,407,324
February 1 to February 28, 2022	—	—	—	12,407,324
March 1 to March 31, 2022	111,695	110.98	111,695	11,003
Total	111,695		111,695

(1)On May 6, 2020, the Board, on behalf of the Partnership, authorized the Partnership to repurchase up to $10 million of the Partnership’s common units. On February 22, 2021, the Board authorized the Partnership to repurchase an additional $10 million of the Partnership’s common units. Repurchases may be made through open market transactions, block trades, privately negotiated transactions, or otherwise in accordance with applicable securities laws. Through March 31, 2022, the Partnership has repurchased approximately $20.0 million of its common units under these authorizations and a nominal amount of authority remains.

March 31, 2022 | 32

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

10.1**
Amendment No. 1 to On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of February 21, 2022 (incorporated by reference to Exhibit 10.17.1 to the Partnership’s Form 10-K filed on February 23, 2022).

10.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.7.4 to the Partnership’s Form 10-K filed on February 23, 2022).
10.3**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.7.5 to the Partnership’s Form 10-K filed on February 23, 2022).
10.4**+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective January 1, 2022 (incorporated by reference to Exhibit 10.11.1 to the Partnership’s Form 10-K filed on February 23, 2022).
10.5*+	CVR Partners, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022.
10.6*	Amendment to Master Service Agreement, dated as of April 12, 2022, among CVR Services, LLC and the Partnership and its subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2022 | 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

May 3, 2022	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

May 3, 2022	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2022 | 34