Form 10-Q
period 2022-06-30
CVR PARTNERS, LP
filed 2022-08-02
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 29, 2022.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
June 30, 2022

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	33
	Condensed Consolidated Balance Sheets - June 30, 2022 and December 31, 2021 (unaudited)	5	Item 1A.	Risk Factors	34
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	6	Item 5.	Other Information	34
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	7	Item 6.	Exhibits	34
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2022 and 2021 (unaudited)	8	Signatures		35
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2022 | 2

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
•Environmental, Social and Governance (“ESG”) including but not limited to compliance with ESG-related recommendations or directives and risks or impacts relating thereto, whether from regulators, rating agencies, lenders, investors, litigants, customers, vendors, the public or others;
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

June 30, 2022 | 3

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
•the value of payouts under our equity and non-equity incentive plans; and
•our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

June 30, 2022 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$156,312	$112,516
Accounts receivable	35,998	88,351
Inventories	85,402	52,270
Prepaid expenses and other current assets	5,659	9,108
Total current assets	283,371	262,245
Property, plant, and equipment, net	820,940	850,462
Other long-term assets	14,489	14,351
Total assets	$1,118,800	$1,127,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$49,928	$41,504
Accounts payable to affiliates	11,713	8,895
Deferred revenue	4,196	87,060
Other current liabilities	29,960	24,401
Total current liabilities	95,797	161,860
Long-term liabilities:
Long-term debt, net	546,558	610,642
Other long-term liabilities	15,259	12,358
Total long-term liabilities	561,817	623,000
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,681,332 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively	461,185	342,197
General partner interest	1	1
Total partners’ capital	461,186	342,198
Total liabilities and partners’ capital	$1,118,800	$1,127,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2022	2021	2022	2021
Net sales	$244,000	$138,025	$466,874	$198,945
Operating costs and expenses:
Cost of materials and other	40,984	26,094	71,230	43,860
Direct operating expenses (exclusive of depreciation and amortization)	48,767	53,291	109,084	90,366
Depreciation and amortization	21,220	21,119	40,686	35,242
Cost of sales	110,971	100,504	221,000	169,468
Selling, general and administrative expenses	7,008	6,802	15,752	12,692
Loss on asset disposal	93	405	267	477
Operating income	125,928	30,314	229,855	16,308
Other (expense) income:
Interest expense, net	(8,308)	(23,334)	(18,343)	(39,251)
Other income, net	81	40	108	4,598
Income (loss) before income tax expense	117,701	7,020	211,620	(18,345)
Income tax expense	119	—	377	19
Net income (loss)	$117,582	$7,020	$211,243	$(18,364)

Basic and diluted earnings (loss) per unit	$11.12	$0.66	$19.90	$(1.72)
Distributions declared per common unit	$2.26	$—	$7.50	$—

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,681	10,617	10,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198
Cash distributions to common unitholders - Affiliates	—	(20,394)	—	(20,394)
Cash distributions to common unitholders - Non-affiliates	—	(35,576)	—	(35,576)
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Net income	—	93,661	—	93,661
Balance at March 31, 2022	10,569,637	367,490	$1	367,491
Cash distributions to common unitholders - Affiliates	—	(8,796)	—	(8,796)
Cash distributions to common unitholders - Non-affiliates	—	(15,091)	—	(15,091)
Net income	—	117,582	—	117,582
Balance at June 30, 2022	10,569,637	$461,185	$1	$461,186

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241
Repurchase of common units	(24,378)	(529)	—	(529)
Net loss	—	(25,384)	—	(25,384)
Balance at March 31, 2021	10,681,332	288,327	$1	288,328
Net income	—	7,020	—	7,020
Balance at June 30, 2021	10,681,332	$295,347	$1	$295,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$211,243	$(18,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,686	35,242
Share-based compensation	11,353	9,971
Loss on extinguishment of debt	628	7,763
Other adjustments	958	2,808
Change in assets and liabilities:
Current assets and liabilities	(48,892)	(15,852)
Non-current assets and liabilities	(365)	1,411
Net cash provided by operating activities	215,611	22,979
Cash flows from investing activities:
Capital expenditures	(13,771)	(5,386)
Proceeds from sale of assets	41	42
Net cash used in investing activities	(13,730)	(5,344)
Cash flows from financing activities:
Repurchase of common units	(12,398)	(529)
Proceeds from issuance of senior secured notes	—	550,000
Principal payments on senior secured notes	(65,000)	(552,240)
Cash distributions to common unitholders - Affiliates	(29,190)	—
Cash distributions to common unitholders - Non-affiliates	(50,667)	—
Payment of deferred financing costs	(830)	(2,554)
Other financing activities	—	(52)
Net cash used in financing activities	(158,085)	(5,375)
Net increase in cash and cash equivalents	43,796	12,260
Cash and cash equivalents, beginning of period	112,516	30,559
Cash and cash equivalents, end of period	$156,312	$42,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2022 | 8

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

Interest Holders

As of June 30, 2022, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of June 30, 2022, Icahn Enterprises L.P. and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended June 30, 2022 and 2021, the Partnership did not repurchase any common units. During the six months ended June 30, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of June 30, 2022, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to repurchase any common units and may be cancelled or terminated by the Board at any time.

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

June 30, 2022 | 9

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

(3) Recent Accounting Pronouncements

Recent Accounting Pronouncements - New Accounting Standards Issued But Not Yet Implemented

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through the sunset date of Topic 848, which is currently expected to occur on December 31, 2022. The Partnership has not utilized any of the optional expedients or exceptions available under this guidance and will continue to assess whether this guidance is applicable throughout the effective period.

(4) Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Finished goods	$38,930	$17,141
Raw materials	1,803	833
Parts, supplies and other	44,669	34,296
Total inventories	$85,402	$52,270

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Machinery and equipment	$1,413,757	$1,410,203
Buildings and improvements	17,598	17,598
Automotive equipment	16,403	16,433
Land and improvements	14,604	14,199
Construction in progress	23,889	14,167
Other	1,914	2,221
	1,488,165	1,474,821
Less: Accumulated depreciation and amortization	(667,225)	(624,359)
Total property, plant and equipment, net	$820,940	$850,462

During the six months ended June 30, 2022, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

June 30, 2022 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Most of our leases include one or more renewal options to extend the lease term from one to 20 years or more, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

Balance Sheet Summary as of June 30, 2022 and December 31, 2021

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating and finance leases at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$4,152	$—	$4,570	$—
Real estate and other	2,565	—	2,755	34
Lease liability
Railcars	4,152	—	4,570	—
Real estate and other	562	—	665	—

Lease Expense Summary for the Three and Six Months Ended June 30, 2022 and 2021

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and six months ended June 30, 2022 and 2021, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$1,098	$1,004	$2,157	$1,920
Finance lease expense:
Amortization of ROU asset	8	29	34	51
Interest expense on lease liability	—	—	—	1
Short-term lease expense	767	430	1,532	590

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and lease liabilities at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	2.6 years	0.0 years	2.1 years	0.0 years
Weighted-average discount rate	4.8%	—%	5.1%	—%

June 30, 2022 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s liabilities at June 30, 2022. There were no finance lease payments remaining at June 30, 2022.

(in thousands)	Operating Leases
Remainder of 2022	$1,590
2023	1,621
2024	937
2025	522
2026	261
Thereafter	65
Total lease payments	4,996
Less: imputed interest	(282)
Total lease liability	$4,714

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

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Share-based compensation	$10,605	$5,888
Personnel accruals	5,915	7,920
Sales incentives	3,681	1,555
Accrued insurance	2,969	718
Operating lease liabilities	2,387	3,052
Accrued taxes other than income taxes	1,871	1,744
Accrued interest	1,404	1,654
Other accrued expenses and liabilities	1,128	1,870
Total other current liabilities	$29,960	$24,401

June 30, 2022 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028 (1)	550,000	550,000
Unamortized discount and debt issuance costs (2)	(3,442)	(4,358)
Total long-term debt	$546,558	$610,642

(1)The $65 million outstanding balance of the 9.25% Senior Secured Notes, due June 2023 (the “2023 Notes”) was paid in full on February 22, 2022 at par, plus accrued and unpaid interest. The estimated fair value of the 2023 Notes was approximately $65.1 million as of December 31, 2021. The estimated fair value of the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) was approximately $486.6 million and $580.3 million as of June 30, 2022 and December 31, 2021, respectively. These estimates of fair value are a Level 2 measurement, as defined by ASC Topic 820 - Fair Value Measurements and Disclosures, as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(2)For the three and six months ended June 30, 2022, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2021, Interest expense, net totaled approximately $1.0 million and $2.0 million, respectively.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2022	Outstanding Letters of Credit	Available Capacity as of June 30, 2022	Maturity Date
ABL Credit Facility (1) (2)	$35,000	$—	$—	$35,000	September 30, 2024

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
(2)Amortization expense was $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

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

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2022.

June 30, 2022 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Ammonia	$60,942	$32,097	$102,953	$41,630
UAN	159,399	87,585	319,006	125,647
Urea products	10,544	6,820	19,767	11,578
Net sales, exclusive of freight and other	230,885	126,502	441,726	178,855
Freight revenue	9,856	8,870	19,071	14,985
Other revenue	3,259	2,653	6,077	5,105
Net sales	$244,000	$138,025	$466,874	$198,945

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2022, the Partnership had approximately $7.7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $3.6 million of these performance obligations as revenue by the end of 2022, an additional $3.9 million in 2023, and the remaining balance thereafter.

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

A summary of the deferred revenue activity for the six months ended June 30, 2022 is presented below:

(in thousands)
Balance at December 31, 2021	$87,060
Add:
New prepay contracts entered into during the period (1)	15,556
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(84,015)
Revenue recognized related to contracts entered into during the period	(13,668)
Other changes	(737)
Balance at June 30, 2022	$4,196

(1) Includes $15.5 million where payment associated with prepaid contracts was collected as of June 30, 2022.

June 30, 2022 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Share-Based Compensation

A summary of compensation expense for the three and six months ended June 30, 2022 and 2021 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Phantom Unit Awards	$(2,259)	$5,388	$7,653	$8,533
Other Awards (1)	1,538	991	3,700	1,438
Total share-based compensation expense	$(721)	$6,379	$11,353	$9,971

(1)Other awards include the allocation of compensation expense for certain employees of CVR Energy and its subsidiaries who perform services for the Partnership under the Corporate Master Services Agreement effective January 1, 2020, as amended on April 12, 2022, with certain subsidiaries of CVR Energy (as amended, the “Corporate MSA”) and the Limited Partnership Agreement and participate in equity compensation plans of CVR Energy.

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

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic, the Russia-Ukraine conflict, the current global and domestic economic environment, or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2022, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

(12) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures and deferred financing costs included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Supplemental disclosures:
Cash paid for interest	$18,113	$32,872
Cash paid for income taxes, net of refunds	27	31
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,790	1,832
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	—	52
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	(109)	1,470

June 30, 2022 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and six months ended June 30, 2022 and 2021 is summarized below.

Related Party Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Sales to related parties (1)	$124	$82	$172	$301
Purchases from related parties (2)	14,590	9,819	29,122	17,823

	June 30, 2022	December 31, 2021
Due to related parties (3)	$7,612	$3,580

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
(3)Due to related parties, included in Accounts payable to affiliates, consists primarily of amounts payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and the Corporate MSA.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2022 and 2021.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
Total 2022 distributions		$7.50	$50,667	$29,190	$79,857

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 23, 2021	2.93	19,893	11,404	31,297
Total 2021 distributions		$4.65	$31,571	$18,098	$49,669

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020.

For the second quarter of 2022, the Partnership, upon approval by the Board on August 1, 2022, declared a distribution of $10.05 per common unit, or $106.2 million, which is payable August 22, 2022 to unitholders of record as of August 12, 2022. Of this amount, CVR Energy will receive approximately $39.1 million, with the remaining amount payable to public unitholders.

June 30, 2022 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “2021 Form 10-K”). Results of operations for the three and six months ended June 30, 2022 and cash flows for the six months ended June 30, 2022 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Partnership Overview

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, one located in Coffeyville, Kansas operated by its wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by its wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”). Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum and renewables refining, marketing, and logistics operations.

Strategy and Goals

The Partnership has adopted Mission and Values, which articulate the Partnership’s expectations for how it and its employees do business each and every day.

Mission and Values

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

June 30, 2022 | 17

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

Achievements

During the first six months of 2022, we successfully executed a number of achievements in support of our strategic objectives shown below through the date of this filing:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in environmental events, process safety management tier 1 incidents and total recordable incident rate of 50%, 100% and 77%, respectively, compared to the first six months of 2021	✓
Operated both facilities safely	✓
Achieved record UAN production volumes at the Coffeyville Facility in March 2022 through facility upgrades completed in October 2021		✓	✓
Declared cash distribution of $10.05 per common unit for the second quarter of 2022, bringing cumulative distributions declared to date of $12.31 per common unit related to the first six months of 2022
			✓	✓
Generated over 1 million carbon offset credits related to voluntary Nitrous Oxide abatement at the Coffeyville Facility since 2020	✓

June 30, 2022 | 18

	Safety	Reliability	Market Capture	Financial Discipline
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

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, significantly impacting global fertilizer and agriculture markets. The Black Sea is a major export point for nitrogen fertilizer and grains from Russia and Ukraine. Since the invasion began, the Black Sea has been closed to exports which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and for wheat and corn availability, as Russia and Ukraine are major wheat exporters and Ukraine is a major corn exporter. Expectations are that planted acres in Ukraine will be much lower in 2022 due to lack of planting inputs, fuel, and workers to complete the planting of crops. The ability to export grains from the Ukraine, particularly wheat, continue to be restricted due to lack of access to export terminals in the Black Sea and limited rail or trucking capacity. Additionally, many Western countries have formally or informally adopted sanctions on a number of Russian exports and individuals affiliated with Russian government leadership. While fertilizers have not been formally sanctioned, many Western customers are either unwilling to purchase Russian fertilizers or logistics make it too costly to import Russian fertilizers. Additionally, natural gas supplied from Russia to Western Europe has been constrained and prices have remained elevated since September 2021, causing a significant portion of European nitrogen fertilizer production capacity to be curtailed or costs to be elevated compared to competitors in other regions of the world. Overall, these events have caused grain and fertilizer prices to rise, and we currently expect these conditions to persist for the remainder of 2022. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may affect our business in unforeseen ways.

The Partnership believes the general business environment in which it operates will continue to remain volatile throughout 2022, driven by uncertainty around the availability and prices of its feedstocks, demand for its products, inflation, and global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively

June 30, 2022 | 19

impacted if economic conditions decline and remain volatile. Due to the uncertainty of the global recovery, including its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of June 30, 2022.

The relationship between the total acres planted for both corn and soybean has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 12 billion pounds of soybean oil is expected to be used in producing cleaner renewables in marketing year 2022/2023. Multiple refiners have announced renewable diesel expansion projects for 2022 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2022 farmers planted 89.9 million corn acres, representing a decrease of 3.7% as compared to 93.4 million corn acres in 2021. Planted soybean acres are estimated to be 88.3 million, representing a 1.3% increase as compared to 87.2 million soybean acres in 2021. The combined corn and soybean planted acres of 178.2 million is in line with the acreage planted in 2021, which was the highest in history. Due to higher input costs for corn planting and increased demand for soybeans, particularly for renewable diesel production, it was more favorable for farmers to plant soybeans compared to corn. The lower planted corn acres in 2022 is expected to be supportive of corn prices for 2022 and 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below, through June 30, 2022.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (in thousands)
1,051
2020
2021
2022
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2022.

June 30, 2022 | 20

(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2022.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains and fertilizers are expected to remain elevated throughout 2022. While the weather conditions were difficult early in spring 2022, farmers were able to complete the crop planting later than normal. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2022 planting season.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). Following investigations by both USDOC and the ITC, on November 30, 2021, USDOC determined that UAN imports from Russia are unfairly subsidized at rates ranging from 9.66% to 9.84% and UAN imports from Trinidad are unfairly subsidized at a rate of 1.83%. On January 27, 2022, USDOC found that Russian UAN imports are sold at less than fair value into the U.S. market at rates ranging from 9.15% to 127.19% and that Trinidadian UAN imports at a rate of 63.08%. On June 21, 2022, USDOC issued its final affirmative determinations in anti-dumping and countervailing duty investigations where it found that imports from Russia are dumped at rates ranging from 8.16% to 122.93% and unfairly subsidized at rates ranging from 6.27% to 9.66%. Additionally, USDOC found that imports from Trinidad are dumped at a rate of 111.71% and unfairly subsidized at a rate of 1.83%. On July 18, 2022, the ITC made a negative final injury determination concerning its investigation of imports from Russia and Trinidad despite USDOC’s final determination in June that UAN is subsidized and dumped in the U.S. market by producers in both countries. As the result of this decision, we expect world trade flows of UAN to return to pre-investigation patterns.

The charts below show relevant market indicators by month through June 30, 2022:

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

June 30, 2022 | 21

The charts presented below summarize our ammonia utilization rates on a consolidated basis for the three and six months ended June 30, 2022 and 2021. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.

Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With efforts primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

Consolidated Ammonia Utilization	Consolidated Ammonia Utilization
On a consolidated basis for the three and six months ended June 30, 2022, utilization decreased to 89% and 88%, respectively. The decreases during the current periods were primarily due to unplanned downtime in 2022 associated with the Messer air separation plant (“Messer”) at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were unfavorable, driven by lower production at the Coffeyville Facility due to reduced downtime from Messer outages and various pieces of equipment at the East Dubuque Facility in 2022, as compared to 2021. For the three and six months ended June 30, 2022, total product sales were favorable, driven by sales price increases of 193% and 202%, respectively, for ammonia and 134% and 154%, respectively, for UAN. Ammonia and UAN sales prices were favorable primarily due to lower fertilizer supply driven by production outages from Hurricane Ida in August and September 2021, increased industry turnaround activity, energy shortages in Europe and Asia, and the impacts from the Russia-Ukraine conflict, coupled with higher crop pricing. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

June 30, 2022 | 22

Operating Highlights for the Three Months Ended June 30, 2022 versus June 30, 2021

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
80
40
Ammonia
400
300
200
UAN
52
287
80
370
2022
2021

Ammonia
UAN
$1,182
$555
$403
$237
1,200
800
400
600
400
200
Ammonia
UAN
2022
2021

Operating Highlights for the Six Months Ended June 30, 2022 versus June 30, 2021

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
200
100
0
Ammonia
91
609
112
609
600
400
200
UAN
2022
2021

Ammonia
UAN
1,200
800
400
600
400
200
Ammonia
UAN
$1,127
$524
$373
$206
2022
2021

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2022	2021	2022	2021
Ammonia (gross produced)	193	217	380	404
Ammonia (net available for sale)	50	70	102	140
UAN	331	334	648	606

June 30, 2022 | 23

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Petroleum coke used in production (thousand tons)	116	134	224	262
Petroleum coke (dollars per ton)	$49.91	$36.69	$53.06	$39.73
Natural gas used in production (thousands of MMBtu) (1)	1,936	2,154	3,697	4,036
Natural gas used in production (dollars per MMBtu) (1)	$7.34	$3.04	$6.48	$3.07
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,707	2,711	3,235	3,650
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$5.98	$3.06	$5.81	$3.03

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Six Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, the Partnership’s operating income and net income were $125.9 million and $117.6 million, respectively, representing improvements of $95.6 million and $110.6 million, respectively, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, the Partnership’s operating income and net income were $229.9 million and $211.2 million, respectively, representing a $213.6 million and $229.6 million increase in operating income and net income, respectively, compared to the six months ended June 30, 2021. These increases for both periods were primarily driven by higher product sales prices for UAN and ammonia compared to the prior periods.

Net Sales	Operating Income

$ (in millions)
450
300
150
0
$244.0
$138.0
$466.9
$198.9
Q2
YTD
2022
2021

$229.9
225
150
$125.9
$ (in millions)
75
$30.3
$16.3
0
Q2
YTD
2022
2021

June 30, 2022 | 24

Net Income (Loss)	EBITDA (1)

225
150
75
0
$ (in millions)
$117.6
$7.0
$211.2
$(18.4)
Q2
YTD
2022
2021

300
150
0
$ (in millions)
$147.2
$51.5
$270.6
$56.1
Q2
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2022, net sales increased by $106.0 million to $244.0 million compared to the three months ended June 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $131.6 million in higher revenues, partially offset by decreased sales volumes which contributed $31.0 million in lower revenues, as compared to the three months ended June 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$91,454	$(19,640)
Ammonia	40,191	(11,345)

The $779 and $318 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were primarily attributable to continued tight market conditions following the production outages related to Hurricane Ida in 2021, heightened turnaround activity during the summer of 2021, energy shortages in Europe and Asia, and further supply concerns due to the Russia-Ukraine conflict, coupled with higher crop pricing. The decrease in UAN and ammonia sales volumes for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to lower production due to unplanned downtime associated with the Messer outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022.

For the six months ended June 30, 2022, net sales increased by $268.0 million to $466.9 million compared to the six months ended June 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $262.3 million in higher revenues, partially offset by decreased sales volumes which contributed $7.6 million in lower revenues, as compared to the six months ended June 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$193,428	$(69)
Ammonia	68,847	(7,524)

June 30, 2022 | 25

The $754 and $318 per ton increases in ammonia and UAN sales pricing, respectively, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 were primarily attributable to continued tight market conditions following the production outages related to Hurricane Ida in 2021, heightened turnaround activity during the summer of 2021, energy shortages in Europe and Asia, and further supply concerns due to the Russia-Ukraine conflict, coupled with higher crop pricing. The depressed ammonia sales volumes for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to a higher rate of ammonia production converted to UAN for sale, along with lower ammonia production due to unplanned downtime associated with the Messer outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022.

Cost of Materials and Other	Direct Operating Expenses (1)

75
50
25
0
$ (in millions)
$41.0
$26.1
$71.2
$43.9
Q2
YTD
2022
2021

$ (in millions)
100
50
0
$48.8
$53.3
$109.1
$90.4
Q2
YTD
2022
2021

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three and six months ended June 30, 2022, cost of materials and other was $41.0 million and $71.2 million, respectively, compared to $26.1 million and $43.9 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022, increased costs were comprised primarily of $11.5 million and $13.3 million increases in purchases of nitrogen and ammonia, respectively, $7.7 million and $11.8 million increases in natural gas pricing and usage at the East Dubuque Facility, respectively, $1.6 million and $4.6 million increases in distribution costs driven by freight, respectively, and $1.0 million and $2.3 million increases in pet coke and hydrogen feedstock costs at the Coffeyville Facility, respectively. The increases were partially offset by a higher build in inventories contributing $7.1 million and $4.6 million, respectively.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended June 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $48.8 million, compared to $53.3 million for the three months ended June 30, 2021. The decrease was primarily due to lower personnel costs, mostly attributable to share-based compensation, of $4.7 million, as a result of a decrease in market prices for CVR Partners’ common units during the current period, and a higher build in inventories contributing $13.7 million. These decreases were partially offset by rising natural gas prices of $7.2 million, increased repairs and maintenance expenses due to outages of $4.0 million, increased operating materials, office costs and rent of $1.1 million, incurring turnaround expenses of $0.9 million, and increased insurance costs of $0.8 million.

For the six months ended June 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $109.1 million, compared to $90.4 million for the six months ended June 30, 2021. The increase was primarily due to rising natural gas prices of $11.2 million, increased repairs and maintenance expenses due to outages of $7.1 million, higher electricity pricing and usage of $2.4 million, increased insurance costs of $2.4 million, incurring turnaround expenses of $1.5 million, increased operating materials of $1.3 million, and higher personnel costs, mostly attributable to share-based compensation, of $1.0 million, as a result of an increase in market prices for CVR Partners’ common units during the current period. These increases are partially offset by a higher build in inventories contributing $8.1 million.

June 30, 2022 | 26

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other

50
25
0
$ (in millions)
$21.2
$21.1
$40.7
$35.2
Q2
YTD
2022
2021

20
10
0
$ (in millions)
$7.1
$7.2
$16.0
$13.2
Q2
YTD
2022
2021

Depreciation and Amortization Expense - For the three and six months ended June 30, 2022, depreciation and amortization expense was $21.2 million and $40.7 million, respectively, compared to $21.1 million and $35.2 million for the three and six months ended June 30, 2021, respectively. These increases were primarily due to inventory changes and an increase in accelerated depreciation related to projects to be completed by 2025 that will retire assets earlier than their original expected useful life, coupled with additions to property, plant, and equipment during the current year.

Selling, General, and Administrative Expenses, and Other - For the three months ended June 30, 2022, selling, general and administrative expenses and other was $7.1 million, compared to $7.2 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, selling, general and administrative expenses and other was $16.0 million, compared to $13.2 million for the six months ended June 30, 2021. The increase was primarily related to increased personnel costs, mostly attributable to share-based compensation, contributing $2.0 million and increased expenses for outside services, public relations, insurance, and rentals contributing $1.1 million, partially offset by a decrease in losses on asset disposal and impairments of $0.2 million.

Other Income, Net - For the three and six months ended June 30, 2022, other income, net was $0.1 million for both periods, compared to less than $0.1 million and $4.6 million for the three and six months ended June 30, 2021, respectively. The decrease for the six months ended June 30, 2022 was due to sales of natural gas volumes at the East Dubuque Facility in February 2021.

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

The following are non-GAAP measures we present for the period ended June 30, 2022:

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

June 30, 2022 | 27

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

Coffeyville Facility - A planned turnaround at the Coffeyville Facility commenced in July 2022 and is expected to be completed in early to mid-August 2022. For the three and six months ended June 30, 2022, we incurred turnaround expense of $0.2 million and $0.3 million, respectively, related to planning for this turnaround.

East Dubuque Facility - The next planned turnaround at the East Dubuque Facility is expected to commence during August 2022. For the three and six months ended June 30, 2022, we incurred turnaround expense of $0.8 million and $1.3 million, respectively, related to planning for this turnaround.

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$117,582	$7,020	$211,243	$(18,364)
Interest expense, net	8,308	23,334	18,343	39,251
Income tax expense	119	—	377	19
Depreciation and amortization	21,220	21,119	40,686	35,242
EBITDA and Adjusted EBITDA	$147,229	$51,473	$270,649	$56,148

June 30, 2022 | 28

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$48,684	$(2,572)	$215,611	$22,979
Non-cash items:
Loss on extinguishment of debt	—	(7,763)	(628)	(7,763)
Share-based compensation	721	(6,379)	(11,353)	(9,971)
Other	(345)	(1,549)	(958)	(2,808)
Adjustments:
Interest expense, net	8,308	23,334	18,343	39,251
Income tax expense	119	—	377	19
Change in assets and liabilities	89,742	46,402	49,257	14,441
EBITDA and Adjusted EBITDA	$147,229	$51,473	$270,649	$56,148

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
EBITDA	$147,229	$51,473	$270,649	$56,148
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(8,466)	—	(17,800)	—
Debt service	—	(14,725)	(65,000)	(29,721)
Financing fees	—	(3,244)	(815)	(3,244)
Maintenance capital expenditures	(7,981)	(2,855)	(13,109)	(4,939)
Utility pass-through	(675)	4,145	(1,350)	4,145
Common units repurchased	—	—	(12,397)	(529)
Other (reserves) releases:
Reserve for recapture of prior negative available cash	—	(14,980)	—	(14,980)
Future turnaround	(9,875)	(1,403)	(16,750)	(2,880)
Previously established cash reserves	—	—	—	5,308
Cash reserves for future operating needs	(15,000)	—	(15,000)	—
Reserve for maintenance capital expenditures	974	—	1,613	—
Available Cash for distribution (1) (2)	$106,206	$18,411	$130,041	$9,308

Common units outstanding	10,570	10,681	10,570	10,681

(1)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership declared and paid a $5.24 and $2.26 cash distribution related to the fourth quarter of 2021 and first quarter of 2022, respectively, and declared a cash distribution of $10.05 per common unit related to the second quarter of 2022 to be paid in August 2022.
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

June 30, 2022 | 29

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

On February 22, 2022, the Partnership redeemed the remaining $65 million in aggregate principal amount of its 2023 Notes at par, plus accrued and unpaid interest. This transaction represents a significant and favorable change in the Partnership’s cash flow and liquidity position, with annual savings of approximately $6 million in future interest expense. See Note 8 (“Long-Term Debt”) of this Report for further discussion. The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2022, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of June 30, 2022, we had cash and cash equivalents of $156.3 million, including $4.2 million of customer advances. Combined with $35.0 million available under our ABL Credit Facility, we had total liquidity of $191.3 million. As of December 31, 2021, we had $112.5 million in cash and cash equivalents, including $34.2 million of customer advances.

June 30, 2022 | 30

(in thousands)	June 30, 2022	December 31, 2021
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028	550,000	550,000
Unamortized discount and debt issuance costs	(3,442)	(4,358)
Total long-term debt	$546,558	$610,642

(1)The $65 million outstanding balance of the 2023 Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

As of June 30, 2022, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part I, Item 1, Note 8 (“Long-Term Debt”) of this Report and Part II, Item 8, Note 5 (“Long-Term Debt”) of our 2021 Form 10-K for further information.

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

Our total capital expenditures for the six months ended June 30, 2022, along with our estimated expenditures for 2022 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2022	2022
Maintenance capital	$13,109	$43,000 - 45,000
Growth capital	553	1,000 - 2,000
Total capital expenditures	$13,662	$44,000 - 47,000

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
A planned turnaround at the Coffeyville Facility commenced in July 2022 and is expected to be completed in early to mid-August 2022, with an estimated cost of $12 to $15 million. The planned turnaround at our East Dubuque Facility is expected to commence during August 2022, with an estimated cost of $19 to $21 million. For the three and six months ended June 30, 2022, we incurred turnaround expense of $0.2 million and $0.3 million, respectively, related to planning for the Coffeyville Facility’s expected turnaround, and $0.8 million and $1.3 million, respectively, related to planning for the East Dubuque Facility’s expected turnaround. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.
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

June 30, 2022 | 31

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following tables present distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2022 and 2021.

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
Total 2022 distributions		$7.50	$50,667	$29,190	$79,857

			Distributions Paid (in thousands)
Related Period	Date Paid	Distribution Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 23, 2021	2.93	19,893	11,404	31,297
Total 2021 distributions		$4.65	$31,571	$18,098	$49,669

There were no distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020.

For the second quarter of 2022, the Partnership, upon approval by the Board on August 1, 2022, declared a distribution of $10.05 per common unit, or $106.2 million, which is payable August 22, 2022 to unitholders of record as of August 12, 2022. Of this amount, CVR Energy will receive approximately $39.1 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended June 30, 2022 and 2021, the Partnership did not repurchase any common units. During the six months ended June 30, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of June 30, 2022, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to repurchase any common units and may be cancelled or terminated by the Board at any time.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Net cash flow provided by (used in):
Operating activities	$215,611	$22,979	$192,632
Investing activities	(13,730)	(5,344)	(8,386)
Financing activities	(158,085)	(5,375)	(152,710)
Net increase in cash and cash equivalents	$43,796	$12,260	$31,536

June 30, 2022 | 32

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to a $214.5 million increase in EBITDA, a favorable change of $7.1 million in loss on extinguishment of debt, and a $1.4 million increase in non-cash share-based compensation as a result of higher market prices for CVR Partners’ units. These are partially offset by unfavorable changes in working capital of $33.0 million and a reduction of $1.7 million in non-cash amortization of deferred financing costs.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was due to an increase in capital expenditures during 2022 of $8.4 million resulting from fixed asset additions.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the cash distributions paid of $79.9 million in 2022 compared to no distributions in 2021, a change of $62.8 million in the redemption of the remaining balance of the 2023 Notes in 2022 and the 6.5% Notes due April 2021 in 2021, and an increase of $11.9 million in repurchases of the Partnership’s common units in 2022 compared to 2021. This is partially offset by a $1.7 million reduction in the payment of deferred financing costs during 2022 compared to 2021. Additionally, in June 2021, the Partnership completed a private offering of $550 million aggregate principal amount of the 2028 UAN Notes and used the proceeds, plus cash on hand, to redeem a portion of the 2023 UAN Notes.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2021 Form 10-K. No modifications have been made during the three and six months ended June 30, 2022 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2022 as compared to the risks discussed in Part II, Item 7A of our 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 11 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

June 30, 2022 | 33

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

10.1 **
Amendment to Master Service Agreement, dated as of April 12, 2022, among CVR Services, LLC and the Partnership and its subsidiaries (incorporated by reference to Exhibit 10.6 to the Partnership’s Form 10-Q filed on May 3, 2022).

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2022 | 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

August 2, 2022	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

August 2, 2022	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2022 | 35