Form 10-Q
period 2022-09-30
CVR PARTNERS, LP
filed 2022-11-01
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 28, 2022.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2022

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	34
	Condensed Consolidated Balance Sheets - September 30, 2022 and December 31, 2021 (unaudited)	5	Item 1A.	Risk Factors	34
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	6	Item 5.	Other Information	34
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	7	Item 6.	Exhibits	34
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2022 and 2021 (unaudited)	8	Signatures		35
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2022 | 2

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
•the effects of inflation;
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
•capital expenditures;
•changes in our credit profile and the effects of higher interest rates;
•existing and future laws, rulings and regulations, including but not limited to those relating to the environment, climate change, and/or the transportation or production of hazardous chemicals like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, or regulations;
•erosion of demand for our products due to increasing focus on climate change and environmental, social and governance (“ESG”) initiatives;
•ESG including but not limited to compliance with ESG-related recommendations or directives and risks or impacts relating thereto, whether from regulators, rating agencies, lenders, investors, litigants, customers, vendors, the public or others;
•alternative energy or fuel sources and impacts on corn prices (ethanol), and the end-use and application of fertilizers;

September 30, 2022 | 3

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

September 30, 2022 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$119,041	$112,516
Accounts receivable	54,497	88,351
Inventories	65,030	52,270
Prepaid expenses and other current assets	2,752	9,108
Total current assets	241,320	262,245
Property, plant, and equipment, net	826,277	850,462
Other long-term assets	14,971	14,351
Total assets	$1,082,568	$1,127,058

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$72,464	$41,504
Accounts payable to affiliates	6,341	8,895
Deferred revenue	64,658	87,060
Other current liabilities	40,309	24,401
Total current liabilities	183,772	161,860
Long-term liabilities:
Long-term debt, net	546,678	610,642
Other long-term liabilities	16,965	12,358
Total long-term liabilities	563,643	623,000
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,681,332 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively	335,152	342,197
General partner interest	1	1
Total partners’ capital	335,153	342,198
Total liabilities and partners’ capital	$1,082,568	$1,127,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2022	2021	2022	2021
Net sales	$156,478	$144,715	$623,352	$343,660
Operating costs and expenses:
Cost of materials and other	29,081	26,114	100,311	69,974
Direct operating expenses (exclusive of depreciation and amortization)	109,103	48,260	218,187	138,626
Depreciation and amortization	22,127	17,406	62,813	52,648
Cost of sales	160,311	91,780	381,311	261,248
Selling, general and administrative expenses	8,104	6,619	23,857	19,310
Loss on asset disposal	—	—	267	477
Operating (loss) income	(11,937)	46,316	217,917	62,625
Other (expense) income:
Interest expense, net	(7,897)	(11,313)	(26,241)	(50,564)
Other income, net	54	26	163	4,623
(Loss) Income before income tax expense	(19,780)	35,029	191,839	16,684
Income tax expense	29	—	404	19
Net (loss) income	$(19,809)	$35,029	$191,435	$16,665

Basic and diluted (loss) earnings per unit	$(1.87)	$3.28	$18.06	$1.56

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,681	10,601	10,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198
Cash distributions to common unitholders - Affiliates	—	(20,394)	—	(20,394)
Cash distributions to common unitholders - Non-affiliates	—	(35,576)	—	(35,576)
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Net income	—	93,661	—	93,661
Balance at March 31, 2022	10,569,637	367,490	1	367,491
Cash distributions to common unitholders - Affiliates	—	(8,796)	—	(8,796)
Cash distributions to common unitholders - Non-affiliates	—	(15,091)	—	(15,091)
Net income	—	117,582	—	117,582
Balance at June 30, 2022	10,569,637	461,185	1	461,186
Cash distributions to common unitholders - Affiliates	—	(39,115)	—	(39,115)
Cash distributions to common unitholders - Non-affiliates	—	(67,109)	—	(67,109)
Net loss	—	(19,809)	—	(19,809)
Balance at September 30, 2022	10,569,637	$335,152	$1	$335,153

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241
Repurchase of common units	(24,378)	(529)	—	(529)
Net loss	—	(25,384)	—	(25,384)
Balance at March 31, 2021	10,681,332	288,327	1	288,328
Net income	—	7,020	—	7,020
Balance at June 30, 2021	10,681,332	295,347	1	295,348
Cash distributions to common unitholders - Affiliates	—	(6,694)	—	(6,694)
Cash distributions to common unitholders - Non-affiliates	—	(11,678)	—	(11,678)
Net income	—	35,029	—	35,029
Balance at September 30, 2021	10,681,332	$312,004	$1	$312,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$191,435	$16,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,813	52,648
Share-based compensation	18,626	15,459
Loss on extinguishment of debt	628	8,299
Other adjustments	1,125	3,142
Change in assets and liabilities:
Current assets and liabilities	31,071	21,009
Non-current assets and liabilities	(1,463)	3,046
Net cash provided by operating activities	304,235	120,268
Cash flows from investing activities:
Capital expenditures	(33,441)	(10,248)
Proceeds from sale of assets	40	42
Net cash used in investing activities	(33,401)	(10,206)
Cash flows from financing activities:
Repurchase of common units	(12,398)	(529)
Proceeds from issuance of senior secured notes	—	550,000
Principal payments on senior secured notes	(65,000)	(567,240)
Cash distributions to common unitholders - Affiliates	(68,305)	(6,694)
Cash distributions to common unitholders - Non-affiliates	(117,776)	(11,678)
Payment of deferred financing costs	(830)	(3,733)
Other financing activities	—	(78)
Net cash used in financing activities	(264,309)	(39,952)
Net increase in cash and cash equivalents	6,525	70,110
Cash and cash equivalents, beginning of period	112,516	30,559
Cash and cash equivalents, end of period	$119,041	$100,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2022 | 8

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

Interest Holders

As of September 30, 2022, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of September 30, 2022, Icahn Enterprises L.P. and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended September 30, 2022 and 2021, the Partnership did not repurchase any common units. During the nine months ended September 30, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of September 30, 2022, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to repurchase any common units and may be cancelled or terminated by the Board at any time.

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

September 30, 2022 | 9

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of certain assets and liabilities. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2022 or any other interim or annual period.

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

(4) Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Finished goods	$19,569	$17,141
Raw materials	3,082	833
Parts, supplies and other	42,379	34,296
Total inventories	$65,030	$52,270

(5) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Machinery and equipment	$1,447,032	$1,410,203
Buildings and improvements	17,598	17,598
Automotive equipment	16,403	16,433
Land and improvements	14,604	14,199
Construction in progress	16,220	14,167
Other	1,767	2,221
	1,513,624	1,474,821
Less: Accumulated depreciation and amortization	(687,347)	(624,359)
Total property, plant and equipment, net	$826,277	$850,462

During the nine months ended September 30, 2022, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

September 30, 2022 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Most of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Additionally, we do not have any material lessor or sub-leasing arrangements.

Balance Sheet Summary as of September 30, 2022 and December 31, 2021

The following tables summarize the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating and finance leases at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$3,386	$—	$4,570	$—
Real estate and other	2,468	—	2,755	34
Lease liability
Railcars	3,386	—	4,570	—
Real estate and other	510	—	665	—

Lease Expense Summary for the Three and Nine Months Ended September 30, 2022 and 2021

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three and nine months ended September 30, 2022 and 2021, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$1,089	$956	$3,246	$2,876
Finance lease expense:
Amortization of ROU asset	—	26	34	77
Interest expense on lease liability	—	1	—	2
Short-term lease expense	583	276	2,116	866

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and lease liabilities at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	2.6 years	0.0 years	2.1 years	0.0 years
Weighted-average discount rate	4.8%	—%	5.1%	—%

September 30, 2022 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s liabilities at September 30, 2022. There were no finance lease payments remaining at September 30, 2022.

(in thousands)	Operating Leases
Remainder of 2022	$721
2023	1,621
2024	937
2025	522
2026	261
Thereafter	65
Total lease payments	4,127
Less: imputed interest	(231)
Total lease liability	$3,896

On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for, oxygen, nitrogen, and compressed dry air from Messer’s facility. This arrangement for CRNF’s purchase of oxygen, nitrogen, and dry air from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an amount of approximately $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected within the next 12 months.

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Share-based compensation	$14,587	$5,888
Accrued interest	9,826	1,654
Personnel accruals	8,425	7,920
Accrued taxes other than income taxes	2,175	1,744
Operating lease liabilities	1,983	3,052
Accrued insurance	1,877	718
Sales incentives	773	1,555
Other accrued expenses and liabilities	663	1,870
Total other current liabilities	$40,309	$24,401

September 30, 2022 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028 (1)	550,000	550,000
Unamortized discount and debt issuance costs (2)	(3,322)	(4,358)
Total long-term debt	$546,678	$610,642

(1)The $65 million outstanding balance of the 9.25% Senior Secured Notes, due June 2023 (the “2023 Notes”) was paid in full on February 22, 2022 at par, plus accrued and unpaid interest. The estimated fair value of the 2023 Notes was approximately $65.1 million as of December 31, 2021. The estimated fair value of the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) was approximately $479.5 million and $580.3 million as of September 30, 2022 and December 31, 2021, respectively. These estimates of fair value are a Level 2 measurement, as defined by ASC Topic 820 - Fair Value Measurements and Disclosures, as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
(2)For the three and nine months ended September 30, 2022, amortization of the discount on debt and amortization of deferred financing costs reported as Interest expense, net totaled approximately $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2021, Interest expense, net totaled approximately $0.2 million and $2.2 million, respectively.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2022	Outstanding Letters of Credit	Available Capacity as of September 30, 2022	Maturity Date
ABL Credit Facility (1) (2)	$35,000	$—	$—	$35,000	September 30, 2024

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
(2)Amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

9.25% Senior Secured Notes due June 2023

On February 22, 2022, the Partnership redeemed all of the outstanding 2023 Notes at par and settled accrued and unpaid interest of approximately $1.1 million through, but not including, the date of redemption. As a result of this transaction, the Partnership recognized a loss on extinguishment of debt of $0.6 million, which includes the write-off of unamortized deferred financing costs and discount of $0.2 million and $0.4 million, respectively.

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2022.

September 30, 2022 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Ammonia	$22,218	$26,550	$125,171	$68,180
UAN	119,000	98,312	438,006	223,972
Urea products	6,052	8,168	25,819	19,746
Net sales, exclusive of freight and other	147,270	133,030	588,996	311,898
Freight revenue	7,441	9,249	26,512	24,234
Other revenue	1,767	2,436	7,844	7,528
Net sales	$156,478	$144,715	$623,352	$343,660

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2022, the Partnership had approximately $6.5 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $2.4 million of these performance obligations as revenue by the end of 2022, an additional $3.9 million in 2023, and the remaining balance thereafter.

Contract Balances

The Partnership’s deferred revenue is a contract liability that primarily relates to nitrogen fertilizer sales contracts requiring customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts. Contracts requiring prepayment are short-term in nature and, as discussed above, revenue is recognized at the point in time in which the customer obtains control of the product.

A summary of the deferred revenue activity for the nine months ended September 30, 2022 is presented below:

(in thousands)
Balance at December 31, 2021	$87,060
Add:
New prepay contracts entered into during the period (1)	80,230
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(85,840)
Revenue recognized related to contracts entered into during the period	(16,027)
Other changes	(765)
Balance at September 30, 2022	$64,658

(1) Substantially all of the payments associated with prepaid contracts were collected as of September 30, 2022.

September 30, 2022 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Share-Based Compensation

A summary of compensation expense for the three and nine months ended September 30, 2022 and 2021 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Phantom Unit Awards	$6,260	$4,563	$13,913	$13,096
Other Awards (1)	1,013	925	4,713	2,363
Total share-based compensation expense	$7,273	$5,488	$18,626	$15,459

(1)Other awards include the allocations, pursuant to the Corporate Master Services Agreement effective January 1, 2020, as amended (the “Corporate MSA”) and the Limited Partnership Agreement, of compensation expense for certain employees of CVR Energy and its subsidiaries who perform services for the Partnership and participate in equity compensation plans of CVR Energy.

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

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the COVID-19 pandemic, the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2022, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

(12) Supplemental Cash Flow Information

Cash flows related to interest, income taxes, leases, and capital expenditures and deferred financing costs included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Supplemental disclosures:
Cash paid for interest	$18,217	$31,547
Cash paid for income taxes, net of refunds	110	27
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,680	2,745
Operating cash flows from finance leases	—	2
Financing cash flows from finance leases	—	78
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	5,813	3,279
Change in deferred financing costs included in accounts payable	—	677

September 30, 2022 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2022 and 2021 is summarized below.

Related Party Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Sales to related parties (1)	$138	$7	$310	$308
Purchases from related parties (2)	11,006	11,286	40,129	29,109

	September 30, 2022	December 31, 2021
Due to related parties (3)	$5,185	$3,580

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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2022 and 2021 (amounts presented in table below may not add to totals presented due to rounding).

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
Total 2022 quarterly distributions		$17.55	$117,776	$68,305	$186,082

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 23, 2021	2.93	19,893	11,404	31,297
Total 2021 quarterly distributions		$4.65	$31,571	$18,098	$49,669

There were no quarterly distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020.

For the third quarter of 2022, the Partnership, upon approval by the Board on October 31, 2022, declared a distribution of $1.77 per common unit, or $18.7 million, which is payable November 21, 2022 to unitholders of record as of November 14, 2022. Of this amount, CVR Energy will receive approximately $6.9 million, with the remaining amount payable to public unitholders.

September 30, 2022 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2022 (the “2021 Form 10-K”). Results of operations for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

September 30, 2022 | 17

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

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in process safety management tier 1 incidents and total recordable incident rate of 100% and 79%, respectively, compared to the first nine months of 2021	✓
Operated both facilities safely	✓
Safely completed the planned turnarounds at both facilities on time and on budget, as well as inspected, repaired and replaced major equipment as necessary during this downtime	✓	✓	✓	✓
Achieved record UAN production volumes at the Coffeyville Facility in March 2022		✓	✓
Declared cash distribution of $1.77 per common unit for the third quarter of 2022, bringing cumulative distributions declared to date of $14.08 per common unit related to the first nine months of 2022			✓	✓
Achieved average reduction in CO2e emissions of over 1 million metric tons per year since 2020	✓

September 30, 2022 | 18

	Safety	Reliability	Market Capture	Financial Discipline
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

General Business Environment

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, significantly impacting global fertilizer and agriculture markets. The Black Sea is a major export point for nitrogen fertilizer and grains from Russia and Ukraine. Since the invasion began, the Black Sea has been closed to exports which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and for wheat and corn availability, as Russia and Ukraine are major wheat exporters and Ukraine is a major corn exporter. Expectations are that planted acres in Ukraine were much lower in 2022 due to lack of planting inputs, fuel, and workers to complete the planting of crops. The ability to export grains from Ukraine, particularly wheat, have improved but continue to be restricted due to lack of access to export terminals in the Black Sea and limited rail or trucking capacity. Additionally, many countries have formally or informally adopted sanctions on a number of Russian exports and individuals affiliated with Russian government leadership. While fertilizers have not been formally sanctioned, many customers are either unwilling to purchase Russian fertilizers or logistics make it too costly to import Russian fertilizers. Additionally, natural gas supplied from Russia to Western Europe has been further reduced and prices have remained elevated since September 2021, causing a significant portion of European nitrogen fertilizer production capacity to be curtailed or costs to be elevated compared to competitors in other regions of the world. Overall, these events have caused grain and fertilizer prices to rise, and we currently expect these conditions to persist through the spring of 2023. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may affect our business in unforeseen ways.

COVID-19 - The COVID-19 pandemic remains a dynamic and continuously evolving situation with unknown short and long-term economic challenges that could reverse any recent improvements. Further, the spread of variants of COVID-19 could cause restrictions to be reinstated, and the extent to which the pandemic may impact our business, financial condition, liquidity, or results of operations cannot be determined at this time.

The Partnership believes the general business environment in which it operates will continue to remain volatile through the spring of 2023, driven by uncertainty around the availability and prices of its feedstocks, demand for its products, inflation, and global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively impacted if economic conditions decline and remain volatile. Due to the uncertainty of the global recovery, including

September 30, 2022 | 19

its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of September 30, 2022.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 11.8 billion pounds of soybean oil is expected to be used in producing cleaner renewables in marketing year 2022/2023. Multiple refiners have announced renewable diesel expansion projects for 2022 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2022 farmers planted 88.6 million corn acres, representing a decrease of 5.0% as compared to 93.3 million corn acres in 2021. Planted soybean acres are estimated to be 87.5 million, representing a 0.3% increase as compared to 87.2 million soybean acres in 2021. The combined corn and soybean planted acres of 176.1 million is in line with the acreage planted in 2021, which was the highest in history. Due to higher input costs for corn planting and increased demand for soybeans, particularly for renewable diesel production, it was more favorable for farmers to plant soybeans compared to corn. The lower planted corn acres in 2022 is expected to be supportive of corn prices for the remainder of 2022 and 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 35% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below, through September 30, 2022.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day
(in thousands)
919
2020
2021
2022
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2022.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2022.

September 30, 2022 | 20

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains and fertilizers are expected to remain elevated through the spring of 2023. While the weather conditions were difficult early in spring 2022, farmers were able to complete the crop planting later than normal. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2022 planting season. During the summer 2022 growing season, severe drought conditions were experienced in Asia, Europe, and parts of the U.S. As a result, crop yields are projected to be below expectations and grain inventories are projected to be at the low end of historical levels, causing grain prices to rise during the three months ended September 30, 2022. We expect tight grain inventories to positively impact planted acreage for the spring of 2023 and boost the demand for nitrogen fertilizer.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). On July 18, 2022, the ITC made a negative final injury determination concerning its investigation of imports from Russia and Trinidad despite USDOC’s final determination in June that UAN is subsidized and dumped in the U.S. market by producers in both countries. Since the decision in July 2022, we have observed minimal impact on the supply or demand for nitrogen fertilizer.

The charts below show relevant market indicators by month through September 30, 2022:

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

The charts presented below summarize our ammonia utilization rates on a consolidated basis for the three and nine months ended September 30, 2022 and 2021. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity adjusted for planned maintenance and turnarounds.

September 30, 2022 | 21

Utilization is presented solely on ammonia production rather than each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how well we operate.

Consolidated Ammonia Utilization	Consolidated Ammonia Utilization
On a consolidated basis for the three and nine months ended September 30, 2022, utilization decreased to 52% and 76%, respectively. The decreases during the current periods were primarily due to the completion of planned turnarounds at both facilities in the third quarter of 2022, along with unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were unfavorable driven by lower production at both facilities due to the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022, as compared to 2021. For the three and nine months ended September 30, 2022, total product sales were favorable, driven by sales price increases of 65% and 155%, respectively, for ammonia and 42% and 107%, respectively, for UAN. Ammonia and UAN sales prices were favorable primarily due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

September 30, 2022 | 22

Operating Highlights for the Three Months Ended September 30, 2022 versus September 30, 2021

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
40
0
300
200
27
275
52
322
2022
2021
Ammonia
UAN

$837
$433
$507
$305
800
400
400
200
Ammonia
UAN
2022
2021
Ammonia
UAN

Operating Highlights for the Nine Months Ended September 30, 2022 versus September 30, 2021

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

200
100
0
Ammonia
UAN
800
400
118
884
164
931
2022
2021
Ammonia
UAN

1,200
800
400
Ammonia
$1,062
$496
$416
$240
600
400
200
UAN
2022
2021
Ammonia
UAN

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2022	2021	2022	2021
Ammonia (gross produced)	114	205	494	610
Ammonia (net available for sale)	36	65	137	205
UAN	184	314	832	920

September 30, 2022 | 23

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Petroleum coke used in production (thousand tons)	74	129	298	390
Petroleum coke (dollars per ton)	$51.54	$50.35	$52.68	$43.23
Natural gas used in production (thousands of MMBtu) (1)	1,120	2,043	4,817	6,079
Natural gas used in production (dollars per MMBtu) (1)	$7.19	$4.29	$6.65	$3.48
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,330	1,786	4,566	5,436
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$7.84	$3.78	$6.40	$3.27

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Nine Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, the Partnership’s operating loss and net loss were $11.9 million and $19.8 million, respectively, representing reductions of $58.2 million and $54.8 million, respectively, compared to the three months ended September 30, 2021. These decreases were primarily driven by lower production and sales volumes and higher direct operating expenses as a result of the two planned turnarounds during the third quarter of 2022 compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Partnership’s operating income and net income were $217.9 million and $191.4 million, respectively, representing a $155.3 million and $174.7 million increase in operating income and net income, respectively, compared to the nine months ended September 30, 2021. These increases were primarily driven by higher product sales prices for UAN and ammonia, partially offset by increased costs associated with the two turnarounds during the third quarter of 2022, compared to the nine months ended September 30, 2021.

Net Sales	Operating (Loss) Income

$ (in millions)
600
450
300
150
0
$156.5
$144.7
$623.4
$343.7
Q3
YTD
2022
2021

$ (in millions)
225
150
75
0
$217.9
$46.3
$62.6
$(11.9)
Q3
YTD
2022
2021

September 30, 2022 | 24

Net (Loss) Income	EBITDA (1)

225
150
75
0
$ (in millions)
$191.4
$35.0
$16.7
$(19.8)
Q3
YTD
2022
2021

300
150
0
$ (in millions)
$280.9
$119.9
$63.7
$10.2
Q3
YTD
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2022, net sales increased by $11.8 million to $156.5 million compared to the three months ended September 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $43.8 million in higher revenues, partially offset by decreased sales volumes which reduced revenues by $27.5 million, compared to the three months ended September 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$35,092	$(14,438)
Ammonia	8,754	(13,086)

The $330 and $128 per ton increases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were primarily attributable to continued tight market conditions due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing. The decreases in UAN and ammonia sales volumes for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were primarily attributable to lower production due to the planned turnarounds at both facilities during the third quarter of 2022.

For the nine months ended September 30, 2022, net sales increased by $279.7 million to $623.4 million compared to the nine months ended September 30, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $301.6 million in higher revenues, partially offset by decreased sales volumes which reduced revenues by $30.6 million, compared to the nine months ended September 30, 2021.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$225,465	$(11,452)
Ammonia	76,111	(19,120)

September 30, 2022 | 25

The $646 and $256 per ton increases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were primarily attributable to continued tight market conditions due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing. The decreases in UAN and ammonia sales volumes for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were primarily attributable to lower production due to unplanned downtime associated with the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022, along with the completion of the planned turnarounds at both facilities during the third quarter of 2022.

Cost of Materials and Other	Direct Operating Expenses (1)

$ (in millions)
100
50
0
$29.1
$26.1
$100.3
$70.0
Q3
YTD
2022
2021

$ (in millions)
200
100
0
$109.1
$48.3
$218.2
$138.6
Q3
YTD
2022
2021

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three months ended September 30, 2022, cost of materials and other was $29.1 million compared to $26.1 million for the three months ended September 30, 2021. The increase was driven primarily by an inventory draw contributing $5.3 million and an increase in purchases of ammonia of $3.6 million, partially offset by lower petroleum coke, natural gas, and hydrogen feedstock costs of $3.9 million and reduced distribution costs of $1.5 million.

For the nine months ended September 30, 2022, cost of materials and other was $100.3 million compared to $70.0 million for the nine months ended September 30, 2021. The increase was driven primarily by increases in purchases of nitrogen and ammonia of $16.9 million, increased natural gas and hydrogen feedstock costs of $11.5 million, higher distribution costs of $2.8 million, and an inventory draw contributing $0.6 million. These increases were partially offset by lower petroleum coke costs of $1.3 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended September 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $109.1 million compared to $48.3 million for the three months ended September 30, 2021. The increase was primarily due to increased costs associated with the planned turnarounds at both facilities during 2022, which increased turnaround expenses by $30.7 million, drew down inventory of $16.2 million, increased repair and maintenance expenses by $8.2 million, and increased personnel costs by $4.6 million, a portion of which was attributable to share-based compensation as a result of an increase in market prices for CVR Partners’ common units during the current period.

For the nine months ended September 30, 2022, direct operating expenses (exclusive of depreciation and amortization) were $218.2 million compared to $138.6 million for the nine months ended September 30, 2021. The increase was primarily due to increased turnaround costs associated with the planned turnarounds at both facilities during 2022, which increased turnaround expenses by $32.2 million, increased repair and maintenance expenses by $15.2 million, drew down inventory of $8.1 million, and increased personnel costs by $5.5 million, partially attributable to share-based compensation as a result of an increase in market prices for CVR Partners’ common units during the current period. In addition to these turnaround related increases, there were $11.9 million in higher prices for natural gas, $2.8 million of increased operating materials and office costs, $1.8 million of higher insurance costs, and $1.0 million related to higher electricity pricing and usage.

September 30, 2022 | 26

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other

75
50
25
0
$ (in millions)
$22.1
$17.4
$62.8
$52.6
Q3
YTD
2022
2021

30
15
0
$ (in millions)
$8.1
$6.6
$24.1
$19.8
Q3
YTD
2022
2021

Depreciation and Amortization Expense - For the three and nine months ended September 30, 2022, depreciation and amortization expense was $22.1 million and $62.8 million, respectively, compared to $17.4 million and $52.6 million for the three and nine months ended September 30, 2021, respectively. These increases were primarily due to inventory changes and an increase in accelerated depreciation related to projects to be completed by 2025 that will retire assets earlier than their original expected useful life, coupled with additions to property, plant, and equipment during the current year.

Selling, General, and Administrative Expenses, and Other - For the three months ended September 30, 2022, selling, general and administrative expenses and other were $8.1 million compared to $6.6 million for the three months ended September 30, 2021. The increase was primarily related to increased personnel costs, mostly attributable to share-based compensation, contributing $0.8 million and increased expenses for outside services and insurance contributing $0.6 million. For the nine months ended September 30, 2022, selling, general and administrative expenses and other were $24.1 million compared to $19.8 million for the nine months ended September 30, 2021. The increase was primarily related to increased personnel costs, mostly attributable to share-based compensation, contributing $2.8 million and increased expenses for outside services, public relations, insurance, and rentals contributing $1.5 million, partially offset by a decrease in loss on asset disposals of $0.2 million.

Other Income, Net - For the three and nine months ended September 30, 2022, other income, net was $0.1 million and $0.2 million, respectively, compared to less than $0.1 million and $4.6 million for the three and nine months ended September 30, 2021, respectively. The decrease for the nine months ended September 30, 2022 was due to sales of natural gas volumes at the East Dubuque Facility in February 2021.

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

The following are non-GAAP measures we present for the period ended September 30, 2022:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted for certain significant non-cash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

September 30, 2022 | 27

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

Coffeyville Facility - A planned turnaround at the Coffeyville Facility commenced in July 2022 and was completed in mid-August 2022. For the three and nine months ended September 30, 2022, we incurred turnaround expense of $11.6 million and $12.0 million, respectively, related to this turnaround. For the three and nine months ended September 30, 2021, we incurred turnaround expense of $0.3 million and $0.4 million, respectively, related to planning for the Coffeyville Facility’s 2022 turnaround.

East Dubuque Facility - A planned turnaround at the East Dubuque Facility commenced in August 2022 and was completed in mid-September 2022. For the three and nine months ended September 30, 2022, we incurred turnaround expense of $19.6 million and $20.9 million, respectively, related to this turnaround. For the three and nine months ended September 30, 2021, we incurred turnaround expense of $0.2 million and $0.3 million, respectively, related to planning for the East Dubuque Facility’s 2022 turnaround.

Non-GAAP Reconciliations

Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(19,809)	$35,029	$191,435	$16,665
Interest expense, net	7,897	11,313	26,241	50,564
Income tax expense	29	—	404	19
Depreciation and amortization	22,127	17,406	62,813	52,648
EBITDA and Adjusted EBITDA	$10,244	$63,748	$280,893	$119,896

September 30, 2022 | 28

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net cash provided by operating activities	$88,624	$97,289	$304,235	$120,268
Non-cash items:
Loss on extinguishment of debt	—	(536)	(628)	(8,299)
Share-based compensation	(7,273)	(5,488)	(18,626)	(15,459)
Other	(167)	(334)	(1,125)	(3,142)
Adjustments:
Interest expense, net	7,897	11,313	26,241	50,564
Income tax expense	29	—	404	19
Change in assets and liabilities	(78,866)	(38,496)	(29,608)	(24,055)
EBITDA and Adjusted EBITDA	$10,244	$63,748	$280,893	$119,896

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
EBITDA	$10,244	$63,748	$280,893	$119,896
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(8,467)	(10,637)	(26,267)	(40,357)
Debt service	—	(15,000)	(65,000)	(15,000)
Financing fees	—	(1,382)	(815)	(4,627)
Maintenance capital expenditures	(25,543)	(2,484)	(38,652)	(7,423)
Utility pass-through	(675)	543	(2,025)	4,688
Common units repurchased	—	—	(12,397)	(529)
Other (reserves) releases:
Reserve for recapture of prior negative available cash	—	—	—	(14,980)
Future turnaround	—	(3,496)	(16,750)	(6,375)
Cash reserves for future operating needs	15,000	—	—	5,308
Reserve for maintenance capital expenditures	28,147	—	29,760	—
Available Cash for distribution (1) (2)	$18,706	$31,292	$148,747	$40,601

Common units outstanding	10,570	10,681	10,570	10,681

(1)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership declared and paid a $5.24, $2.26, and $10.05 cash distribution related to the fourth quarter of 2021, first quarter of 2022, and second quarter of 2022, respectively, and declared a cash distribution of $1.77 per common unit related to the third quarter of 2022 to be paid in November 2022.
Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

Fertilizer market conditions improved steadily throughout 2021 and into 2022 driven by a combination of increased demand for products amid a series of supply disruptions, including the Russia-Ukraine conflict, that led to tight fertilizer

September 30, 2022 | 29

inventories and concerns around availability of product. In early 2021, as the impacts of the COVID-19 pandemic started to recover, Winter Storm Uri caused unprecedented disruptions to natural gas and electricity supply throughout the Midwest and Gulf Coast regions, leading to lower fertilizer supply due to production outages which increased the price of fertilizer. In the summer of 2021, numerous U.S. nitrogen fertilizer facilities underwent turnarounds, several of which extended longer than planned due to start-up issues. Additionally, in August 2021, Hurricane Ida caused additional fertilizer facility disruptions in the Gulf Coast, while the energy crunch in Europe and Asia reduced available supplies of nitrogen fertilizers further and caused prices to increase once more. In the first quarter of 2022 following the Russian invasion of Ukraine, fertilizer prices increased further and have been volatile over concerns of a reduction in global supply of fertilizers due to restrictions on supply of Russian fertilizers and Russia’s decision to restrict fertilizer exports through the end of 2022. Further, the disruption in natural gas flows to Europe following the shutdown of the Nordstream pipeline in the summer of 2022 resulted in a spike in European natural gas and electricity prices, causing many nitrogen fertilizer production facilities in Europe to cease or curtail operations. As a result nitrogen fertilizer exports from the U.S. to Europe have increased, thereby reducing the domestic availability of nitrogen fertilizers in the U.S. and causing prices to move higher. Despite the volatility in recent commodity pricing, the increase in fertilizer product pricing has had a favorable impact to our business and has not significantly impacted our primary source of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as countries and states continue to monitor their efforts against COVID-19, and variants thereof, and weigh potential impacts of the ongoing Russia-Ukraine conflict. In executing financial discipline, we successfully implemented the following measures:

•Deferred the planned turnarounds at the Coffeyville and East Dubuque Facilities until 2022, both of which have been completed as of September 30, 2022, after taking advantage of downtime in 2021 to complete maintenance activities; and
•Focused maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which are considered critical to support future activities.

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

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or redeem, repurchase, refinance, or retire our outstanding debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise, but we are under no obligation to do so. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

On February 22, 2022, the Partnership redeemed the remaining $65 million in aggregate principal amount of its 2023 Notes at par, plus accrued and unpaid interest. This transaction represents a significant and favorable change in the Partnership’s cash flow and liquidity position, with annual savings of approximately $6 million in future interest expense. See Note 8 (“Long-Term Debt”) of this Report for further discussion. The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2022, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of September 30, 2022, we had cash and cash equivalents of $119.0 million, including $51.8 million of customer advances. Combined with $35.0 million available under our ABL Credit Facility, we had total liquidity of $154.0 million. As of December 31, 2021, we had $112.5 million in cash and cash equivalents, including $34.2 million of customer advances.

September 30, 2022 | 30

(in thousands)	September 30, 2022	December 31, 2021
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028	550,000	550,000
Unamortized discount and debt issuance costs	(3,322)	(4,358)
Total long-term debt	$546,678	$610,642

(1)The $65 million outstanding balance of the 2023 Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

As of September 30, 2022, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part I, Item 1, Note 8 (“Long-Term Debt”) of this Report and Part II, Item 8, Note 5 (“Long-Term Debt”) of our 2021 Form 10-K for further information.

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

Our total capital expenditures for the nine months ended September 30, 2022, along with our estimated expenditures for 2022 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2022	2022
Maintenance capital	$38,652	$43,000 - 45,000
Growth capital	602	1,000 - 2,000
Total capital expenditures	$39,254	$44,000 - 47,000

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
A planned turnaround at the Coffeyville Facility commenced in July 2022 and was completed in mid-August 2022. The planned turnaround at our East Dubuque Facility commenced in August 2022 and was completed in mid-September 2022. For the three and nine months ended September 30, 2022, we incurred turnaround expense of $11.6 million and $12.0 million, respectively, related to the Coffeyville Facility’s turnaround, and $19.6 million and $20.9 million, respectively, related to the East Dubuque Facility’s turnaround. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.
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

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including

September 30, 2022 | 31

amounts paid to CVR Energy, during 2022 and 2021 (amounts presented in table below may not add to totals presented due to rounding).

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
Total 2022 quarterly distributions		$17.55	$117,776	$68,305	$186,082

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 23, 2021	2.93	19,893	11,404	31,297
Total 2021 quarterly distributions		$4.65	$31,571	$18,098	$49,669

There were no quarterly distributions declared or paid by the Partnership related to the first quarter of 2021 and fourth quarter of 2020.

For the third quarter of 2022, the Partnership, upon approval by the Board on October 31, 2022, declared a distribution of $1.77 per common unit, or $18.7 million, which is payable November 21, 2022 to unitholders of record as of November 14, 2022. Of this amount, CVR Energy will receive approximately $6.9 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended September 30, 2022 and 2021, the Partnership did not repurchase any common units. During the nine months ended September 30, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of September 30, 2022, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to repurchase any common units and may be cancelled or terminated by the Board at any time.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net cash flow provided by (used in):
Operating activities	$304,235	$120,268	$183,967
Investing activities	(33,401)	(10,206)	(23,195)
Financing activities	(264,309)	(39,952)	(224,357)
Net increase in cash and cash equivalents	$6,525	$70,110	$(63,585)

September 30, 2022 | 32

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to a $174.8 million increase in net income in 2022 primarily due to stronger sales related to the higher price environment in which our products are sold in 2022 compared to 2021, favorable changes in working capital of $10.1 million, and a $3.2 million increase in non-cash share-based compensation as a result of higher market prices for CVR Partners’ units in 2022 compared to 2021. These are partially offset by a decrease of $4.5 million in long term assets and liabilities.

Cash Flows Used in Investing Activities

The change in net cash used in investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to an increase in capital expenditures during 2022 of $23.2 million resulting from fixed asset additions related to both facilities’ turnarounds in 2022.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in cash distributions paid of $167.7 million in 2022 compared to 2021, a change of $47.8 million in the redemption of the remaining balance of the 2023 Notes in 2022 compared to partial redemption of the 2023 Notes and the 6.5% Notes due April 2021 in 2021, and an increase of $11.9 million in unit repurchases of the Partnership’s common units in 2022 compared to 2021. This is partially offset by a $2.9 million reduction in the payment of deferred financing costs for the ABL Credit Facility during 2022 compared to the 2028 Notes in 2021. Additionally, in June 2021, the Partnership completed a private offering of $550 million aggregate principal amount of the 2028 Notes and used the proceeds, plus cash on hand, to redeem a portion of the 2023 Notes.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2021 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2022 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2022 as compared to the risks discussed in Part II, Item 7A of our 2021 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

September 30, 2022 | 33

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
†    Furnished herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we may file or incorporate by reference agreements as exhibits to the reports that we file with or furnish to the SEC. The agreements are filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Partnership, its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Partnership’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Partnership, its business or operations on the date hereof.

September 30, 2022 | 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

November 1, 2022	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

November 1, 2022	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2022 | 35