Form 10-K
period 2022-12-31
CVR PARTNERS, LP
filed 2023-02-22
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2022, the aggregate market value of the voting common units held by non-affiliates of the registrant was approximately $663.0 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. As of February 17, 2023, there were 10,569,637 of the registrant’s common units outstanding.

CVR Partners, LP
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	7	Item 10.	Directors, Executive Officers and Corporate Governance	77
Item 1A.	Risk Factors	16	Item 11.	Executive Compensation	84
Item 1B.	Unresolved Staff Comments	31	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	105
Item 2.	Properties	31	Item 13.	Certain Relationships and Related Transactions, and Director Independence	106
Item 3.	Legal Proceedings	31	Item 14.	Principal Accounting Fees and Services	107
Item 4.	Mine Safety Disclosures	31

PART II			PART IV
Item 5.	Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	32	Item 15.	Exhibits, Financial Statement Schedules	108
Item 6.	[Reserved]	33	Item 16.	Form 10-K Summary	111
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	76
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	76

December 31, 2022 | 1

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Report”).
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

Turnaround — A periodically performed standard procedure to inspect, refurbish, repair, and maintain the plant assets. This process involves the shutdown and inspection of major processing units and occurs every two to three years. A turnaround will typically extend the operating life of a facility and return performance to desired operating levels.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

Utilization — Measurement of the annual production of UAN and ammonia expressed as a percentage of the facilities’ nameplate production capacity.

December 31, 2022 | 2

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, projected costs, prospects, plans, and objectives of management are forward looking statements. The words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar terms and phrases are intended to identify forward-looking statements.

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
•changes in market conditions and market volatility arising from the COVID-19 pandemic, or inflation, including fertilizer, natural gas, and other commodity prices and the impact of such changes on our operating results and financial position;
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
•operational upsets or changes in laws that could impact the amount and receipt of credits under Section 45Q of the Internal Revenue Code of 1986, as amended;
•our ability to obtain, retain, or renew permits, licenses and authorizations to operate our business;
•competition in the nitrogen fertilizer business and foreign wheat and coarse grain production, including impacts thereto as a result of farm planting acreage, domestic and global supply and demand, and domestic or international duties, tariffs, or similar costs;
•capital expenditures;
•changes in our credit profile and the effects of higher interest rates;
•existing and future laws, rulings and regulations, including but not limited to those relating to the environment, climate change, and/or the transportation or production of hazardous chemicals, materials or substances, like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, or regulations;
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

December 31, 2022 | 3

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
•restrictions in our debt agreements;
•asset useful lives and impairments and impacts thereof;
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
•risks related to the potential spin-off of our general and limited partner interests owned by CVR Energy, including disruptions to, and negative impacts to our relationships with, our customers and other business partners;
•competition, transactions, and/or conflicts with CVR Energy and its affiliates, including CVR Energy’s controlling shareholder;
•the value of payouts under our equity and non-equity incentive plans; and
•the cost and/or availability of insurance and our ability to recover under our insurance policies for damages or losses in full or at all.

All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

Information About Us

Investors should note that we make available, free of charge on our website at www.CVRPartners.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

December 31, 2022 | 4

Risk Factor Summary

This summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed in this Annual Report on Form 10-K.

Risks Related to Our Business
•The cyclical and highly volatile nature of our business and nitrogen fertilizer prices.
•Nitrogen fertilizer products and our business face intense competition.
•The dynamic pricing environment for nitrogen fertilizer products, as well as any changes to government policy regarding fertilizer pricing in response thereto.
•Our business is geographically concentrated and subject to regional economic downturns and seasonal variations.
•The loss of several significant customers may have a material adverse impact on our business.
•Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes.
•Any previous or future pandemic, and actions taken in response thereto, could materially adversely affect our business.
•We are subject to cybersecurity risks and other cyber incidents resulting in disruption to our business.
•An increase in inflation could have adverse effects on our results of operations.

Risks Related to Our Plant Operations
•Failure by CVR Energy’s Coffeyville refinery to continue to supply us with pet coke.
•The market for natural gas has been volatile, and fluctuations in natural gas prices could affect our competitive position.
•Any interruption in the supply of natural gas to our East Dubuque Facility.
•If licensed technology were no longer available, our business may be adversely affected.
•Compliance with and changes in environmental laws and regulations could adversely affect our business.
•Our operations are dependent on third-party suppliers, which could have a material adverse effect on our business.
•We rely on third-parties for transportation services and equipment.
•Any liability for accidents involving ammonia or other products we produce or transport that cause severe damage to property or injury to the environment and human health could have a material adverse effect on our business.
•We could incur significant costs in cleaning up contamination.
•We may be unable to obtain or renew permits or approvals necessary for our operations.
•Regulations concerning the transportation, storage and handling of hazardous chemicals, materials or substances, risks of terrorism, and the security of chemical manufacturing facilities could result in higher operating and/or capital costs.
•Adverse weather conditions or other unforeseen developments could damage our facilities or logistics assets and impact our ability to produce and deliver our nitrogen fertilizer products.
•Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns which could cause property damage and a material decline in production which are not fully insured.
•A failure to comply with laws and regulations regarding employee and process safety.
•A portion of our workforce is unionized, and we are subject to the risk of labor disputes, slowdowns or strikes, which may disrupt our business and increase our costs.

Risks Related to Our Capital Structure
•Instability and volatility in the capital, credit, and commodity markets in the global economy.
•Our level of indebtedness may affect our ability to operate our business..
•Covenants in our debt agreements could limit our ability to incur additional indebtedness and engage in certain transactions, as well as limit operational flexibility.
•We may not be able to generate sufficient cash to service all of our indebtedness.
•Mr. Carl C. Icahn’s controlling ownership of CVR Energy, and his interests may conflict with our interests.
•An increase in interest rates will cause our debt service obligations to increase.

December 31, 2022 | 5

•The potential spin-off of CVR Energy’s nitrogen fertilizer business may result in disruptions to, and negatively impact our relationships with, our customers and other business partners and could also significantly increase our costs.

Risks Related to Our Limited Partnership Structure
•We may not have sufficient “available cash” to pay any quarterly distribution on common units or the Board may elect to distribute less than all of our available cash.
•Our partnership agreement has limited our general partner’s liability, replaces default fiduciary duties, and restricts the remedies available to common unitholders for actions that, without these limitations and reductions, might otherwise constitute breaches of fiduciary duty.
•Our general partner’s interests may conflict with the interests of our public common unitholders.
•We qualify for certain exemptions from many of the NYSE’s corporate governance requirements.
•Our public common unitholders have limited voting rights and are not entitled to elect our general partner or our general partner’s directors and do not have sufficient voting power to remove our general partner without CVR Energy’s consent.
•Common unitholders may have liability to repay distributions.

Tax Risks Related to Common Unitholders
•If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or we become subject to entity-level taxation for state tax purposes.
•If the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us.
•Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us.
•Common unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•Non-U.S. common unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.
•Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences.
•The IRS may challenge our treatment of each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased, which could adversely affect the value of our common units.
•Our proration methods may be challenged by the IRS.
•IRS challenge of certain valuation methodologies we have adopted to determine a unitholder’s allocations of income, gain, loss, and deduction, could adversely affect the value of our common units.
•Our common unitholders will likely be subject to state and local taxes, as well as income tax return filing requirements, in jurisdictions where they do not live as a result of investing in our common units.

General Risks Related to the Partnership
•The acquisition and expansion strategy of our business involves significant risks.
•Internally generated cash flows and other sources of liquidity may not be adequate for our capital needs.

December 31, 2022 | 6

PART I

Part I should be read in conjunction with “Management’s Discussion and Analysis” in Part II, Item 7, and our consolidated financial statements and related notes thereto in Part II, Item 8 of this Report.

Item 1.    Business

Overview

CVR Partners, LP (referred to as “CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, one located in Coffeyville, Kansas operated by our wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF” or the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by our wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF” or the “East Dubuque Facility”). Both facilities manufacture ammonia and are able to further upgrade such ammonia to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s products are sold on a wholesale basis in the United States. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

Organizational Structure and Related Ownership

The following chart illustrates the organizational structure of the Partnership as of December 31, 2022.

December 31, 2022 | 7

Facilities

Coffeyville Facility - We own and operate a nitrogen fertilizer production facility in Coffeyville, Kansas that includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit and a 3,100 ton per day capacity UAN unit. The Coffeyville Facility is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. The Coffeyville Facility’s largest raw material cost used in the production of ammonia is pet coke, which it purchases from CVR Energy and third parties. For the years ended December 31, 2022, 2021, and 2020, the Partnership purchased approximately $22.5 million, $23.0 million, and $18.4 million, respectively, of pet coke, which equaled an average cost per ton of $52.88, $44.69, and $35.25, respectively. For the years ended December 31, 2022, 2021, and 2020, we upgraded approximately 94%, 87%, and 87%, respectively, of our ammonia production into UAN, a product that generated greater profit per ton than ammonia for both 2022 and 2021, but not for 2020. When the economics are favorable, we expect to continue upgrading substantially all of our ammonia production into UAN.

East Dubuque Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois that includes a 1,075 ton per day capacity ammonia unit and a 950 ton per day capacity UAN unit. The East Dubuque Facility has the flexibility to vary its product mix, thereby enabling it to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid, and liquid and granulated urea, depending on market demand, pricing, and storage availability. The East Dubuque Facility’s largest raw material cost used in the production of ammonia is natural gas, which it purchases from third parties. For the years ended December 31, 2022, 2021, and 2020, the East Dubuque Facility incurred approximately $46.0 million, $31.8 million, and $19.9 million for feedstock natural gas used in production, respectively, which equaled an average cost of $6.66, $3.95, and $2.31 per MMBtu, respectively.

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

Agriculture

Nutrients are depleted in soil over time and, therefore, must be replenished through fertilizer application. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts, and it accounts for approximately 56% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Association (“IFA”).

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

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to the IFA, from 1976 to 2020, global fertilizer demand grew 2% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potash, is projected to increase by 3% through 2023 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 40% between 2011 and 2022, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,307% over the same period, according to the United States Department of Agriculture (“USDA”).

December 31, 2022 | 8

The United States is the world’s largest exporter and producer of coarse grains, accounting for 24% of world exports and 25% of world production for the fiscal year ended December 31, 2022, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2022 estimates, the United States is the world’s third largest consumer and importer of nitrogen fertilizer. Fertecon is an agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that the United States represented 11% of total global nitrogen fertilizer consumption for 2022, with China and India as the top consumers representing 22% and 17% of total global nitrogen fertilizer consumption, respectively.

North American nitrogen fertilizer producers predominantly use natural gas as their primary feedstock. Over the last five years, U.S. oil and natural gas reserves have increased significantly due to, among other factors, advances in extracting shale oil and gas, as well as relatively high oil and gas prices. During February 2022, Russia invaded Ukraine, tightening global supply conditions for nitrogen fertilizers as economies began to recover from the global COVID-19 pandemic. Following the invasion of Ukraine, Russia also began restricting supplies of natural gas to Europe in response to European sanctions against Russia. As a result, costs for natural gas as a feedstock in Europe increased significantly and caused multiple fertilizer plant shut-ins. Certain European countries also curtailed industrial natural gas usage, resulting in deteriorated economics for producing fertilizers in the region. In addition, China and Russia restricted exports of fertilizers for much of 2022 in order to ensure domestic availability. In North America, natural gas prices also increased throughout 2022, but decreased in January 2023. However, higher nitrogen fertilizer prices more than offset the rise in natural gas costs throughout 2022. As a result, North America continues to be a low-cost region for nitrogen fertilizer production.

Raw Material Supply

Coffeyville Facility - During the past five years, approximately 44% of the Coffeyville Facility’s pet coke requirements, on average, were supplied by CVR Energy’s adjacent Coffeyville, Kansas refinery pursuant to a supply agreement between one of our subsidiaries and a subsidiary of CVR Energy (the “Coffeyville MSA”). Historically, our Coffeyville Facility has obtained the remainder of its pet coke requirements through third-party contracts typically priced at a discount to the spot market. In 2022, 2021, and 2020, our supply of pet coke from the Coffeyville refinery was approximately 47%, 43%, and 33%, respectively. We have contracts with several vendors to supply third-party pet coke, which could be delivered by truck, railcar, or barge.

Additionally, our Coffeyville Facility relies on a third-party air separation plant at its location that provides contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Facility gasifiers. The reliability of the air separation plant can have a significant impact on our Coffeyville Facility’s operations. In 2020, we executed a new product supply agreement that obligates the counterparty to invest funds to upgrade its facility to reduce downtime over the next several years. Should the oxygen volume fall below a specified level, the on-site vendor is contractually obligated to provide excess oxygen through its own mechanism or through third-party purchases.

East Dubuque Facility - Our East Dubuque Facility uses natural gas to produce nitrogen fertilizer. Our East Dubuque Facility is generally able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to our East Dubuque Facility. As of December 31, 2022, we had commitments to purchase approximately 0.7 million and 0.6 million MMBtus of natural gas supply for planned use in our East Dubuque Facility in January and February of 2023, respectively, at a weighted average rate per MMBtu of approximately $9.50 and $9.72, respectively, exclusive of transportation costs.

Marketing and Distribution

We primarily market UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 70% and 24%, respectively, of total net sales for the year ended December 31, 2022.

UAN and ammonia are primarily distributed by truck or railcar. If delivered by truck, products are most commonly sold on a shipping point basis, and freight is normally arranged by the customer. We also utilize a fleet of railcars for use in product

December 31, 2022 | 9

delivery. If delivered by railcar, products are most commonly sold on a destination point basis, and we typically arrange the freight.

The nitrogen fertilizer products leave our Coffeyville Facility either in railcars for destinations located principally on the Union Pacific or Burlington Northern Santa Fe railroads or in trucks for direct shipment to customers. Our East Dubuque Facility primarily sells product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at our East Dubuque Facility and arrange to transport them to their final destinations by truck. Additionally, our East Dubuque Facility has direct access to a barge dock on the Mississippi River, as well as a nearby rail spur serviced by the Canadian National Railway Company, both of which are used from time to time to sell and distribute our products.

Customers

Retailers and distributors are the main customers for UAN, and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and have terms of less than one year. Our top two customers represented 30% and 26% of net sales for the years ended December 31, 2022 and 2020, respectively, and our top customer represented 13% of net sales for the year ended December 31, 2021.

Competition

Nitrogen fertilizer production is a global market with competitors in every region of the world. The industry is dominated by price considerations, which are driven by raw material and transportation costs, currency fluctuations, trade barriers, and regulators. Our business has experienced, and expects to continue to experience, significant levels of competition from domestic and foreign nitrogen fertilizer producers, many of whom have significantly greater financial and other resources. Farming activities intensify in the United States during the spring and fall fertilizer application periods, and geographic proximity to these activities is also a significant competitive advantage for domestic producers. We manage our manufacturing and distribution operations to best serve our customers during these critical periods.

Subject to location and other considerations, our major competitors in the nitrogen fertilizer business generally includes CF Industries Holdings, Inc., which sells significantly more nitrogen fertilizers in the United States than other industry participants; Nutrien Ltd.; Koch Fertilizer Company, LLC; OCI N.V.; and LSB Industries, Inc. Domestic customers generally demonstrate sophisticated buying tendencies that include a focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries, including the threat of increased production capacity. In certain cases, foreign producers of fertilizer that export to the United States may be subsidized by their respective governments.

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

Environmental Matters

Our business is subject to extensive and frequently changing federal, state, and local environmental laws and regulations governing the emission and release of regulated substances into the environment, the transportation, storage, and disposal of waste, the treatment and discharge of wastewater and stormwater, the storage, handling, use, and transportation of our nitrogen fertilizer products, and the characteristics and composition of UAN and ammonia. These laws and regulations and the enforcement thereof impact us by imposing:
•restrictions on operations or the need to install enhanced or additional control and monitoring equipment;

December 31, 2022 | 10

•liability for the investigation and remediation of contaminated soil and groundwater at current and former facilities (if any) and for off-site waste disposal locations; and
•specifications for the products we market, primarily UAN and ammonia.

Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits or environmental laws and regulations could result in fines, penalties, or other sanctions or a revocation of our permits, licenses, or authorizations. In addition, the laws and regulations to which we are subject are often evolving and many of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating, and compliance costs.

The Federal Clean Air Act (“CAA”)

The CAA and its implementing regulations, as well as state laws and regulations governing air emissions, affect us both directly and indirectly. Direct impacts may occur through the CAA’s permitting requirements and/or emission control and monitoring requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The CAA affects the Partnership by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides, and other substances. Some or all of the regulations promulgated pursuant to the CAA, or any future promulgations of regulations, may require the installation of controls or changes to our nitrogen fertilizer facilities (collectively referred to as the “Facilities”) to maintain compliance. If new controls or changes to operations are needed, the costs could be material.

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

The U.S. Environmental Protection Agency (the “EPA”) regulates greenhouse gas (“GHG”) emissions under the CAA. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, our Facilities monitor and report our GHG emissions to the EPA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule,” which established GHG emissions thresholds that determine when stationary sources, such as the nitrogen fertilizer facilities, must obtain permits under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as “best available control technology,” to reduce GHG emissions.

The Biden Administration has signaled that it will pursue regulations intended to address climate change. On January 20, 2021, the White House issued its Executive Order titled “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis,” as well as a formal notification re-accepting entry of the United States into the Paris Agreement. On January 27, 2021, the White House issued another climate-related Executive Order, titled “Tackling the Climate Crisis at Home and Abroad.” On April 22, 2021, the Biden Administration announced a new target for the United States to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG emissions in 2030.

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

December 31, 2022 | 11

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

The Partnership also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Facility by capturing and purifying the CO2 as part of its manufacturing process and then transfers it to CapturePoint LLC, an unaffiliated third-party (“CapturePoint”), which then compresses and ships the CO2 for sequestration through Enhanced Oil Recovery (“EOR”). We believe that certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, we entered into a series of agreements with CapturePoint and certain unaffiliated third-party investors intended to qualify under the Internal Revenue Service safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030. In January 2023, we received an initial upfront payment, net of expenses, of approximately $18.1 million and could receive up to an additional $60 million in payments through March 31, 2030, if certain carbon oxide capture and sequestration milestones are met, subject to the terms of the applicable agreements. The foregoing summaries of the agreements do not purport to be complete and are qualified in their entirety by the terms of the relevant agreements, which will be filed with the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Combining our nitrous oxide abatement and CO2 sequestration activities should reduce our CO2e footprint by an average of over 1 million metric tons per year. In addition, our Coffeyville Facility is uniquely qualified to produce hydrogen and ammonia that could be certified ‘blue’ to a market that is increasingly demanding reduced carbon footprints. These greenhouse gas footprint reduction efforts support our core Values of Environment and Continuous Improvement and our goal of continuing to produce nitrogen fertilizers that produce crops that help to feed the world’s growing population in the most environmentally responsible way possible.

The Federal Clean Water Act (“CWA”)

The CWA and its implementing regulations, as well as state laws and regulations that govern the discharge of pollutants into the water, affect the Partnership. The CWA’s permitting requirements establish discharge limitations that may be based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants allowed to enter a particular water body based on its use. In addition, water resources are becoming more scarce. The Coffeyville Facility has contracts in place to receive water during certain water shortage conditions, but these conditions could change over time depending on the scarcity of water.

In January 2021, the U. S. Environmental Protection Agency (the “EPA”) announced that is undertaking a plan to review, and update effluent standards for many industries. EPA is prioritizing those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA’s review eventually could result in different regulations governing the Partnership.

Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”)

The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our Facilities also periodically experience releases of hazardous and extremely hazardous substances from their equipment. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with reporting requirements under the CERCLA and the EPCRA. If we fail to timely or properly report a release, or if a release violates the law or our permits, we could become the subject of a governmental enforcement action or third-party claims. Government enforcement or third-party claims relating to releases of hazardous or extremely hazardous substances could result in significant expenditures and liability.

December 31, 2022 | 12

Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of, or released. The Coffeyville Facility has entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and comingled with legacy groundwater contamination from the adjacent Coffeyville Resources Refining & Marketing, LLC (“CRRM”) refinery. The cleanup provisions of our agreement with KDHE are held in abeyance so long as CRRM conducts corrective action for these comingled historical releases in accordance with its Resource Conservation and Recovery Act (“RCRA”) Permit. There is no assurance that CRRM will comply with its Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE. There is no assurance that we will not become involved in future proceedings related to the release of hazardous or extremely hazardous substances for which we have potential liability or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

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

Health, Safety, and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act, which created the Occupational Safety and Health Administration (“OSHA”), and comparable state statutes, the purposes of which are to protect the health and safety of workers. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. We are committed to safe, reliable operations of our facilities to protect the health and safety of our employees, our contractors, and the communities in which we operate. Our health and safety management system provides a comprehensive approach to injury, illness and incident prevention, risk assessment and mitigation, and emergency management. Despite our efforts to achieve excellence in our health and safety performance, there can be no assurances that there will not be accidents resulting in injuries or even fatalities. We periodically audit our programs and seek to continually improve our management systems.

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

We periodically assess risk and conduct audits of our programs and seek to continually improve our health, safety, and security management systems.

December 31, 2022 | 13

Human Capital

Core Values

At CVR Partners, our core Values define the way we do business every day. We put Safety first, care for our Environment, and require high business ethics and Integrity consistent with our Code of Ethics and Business Conduct. We are proud members of and good neighbors to the communities where we operate and are committed to Corporate Citizenship. We believe in Continuous Improvement for individuals to achieve their maximum potential through teamwork, diversity and personal development. Our employees provide the energy behind our core Values to achieve excellence for all our key stakeholders – employees, communities and unitholders. See “Management’s Discussion and Analysis” in Part II, Item 7 of this Report for further discussion on our core Values.

Workforce & Benefits

As of December 31, 2022, we had 300 employees across both Facilities and related marketing and logistics operations, all of which are located in the United States. Of these, 87 employees are covered by collective bargaining agreements with various labor unions. We may engage independent contractors from time to time based on business needs. We also rely on the services of employees of CVR Energy and its subsidiaries pursuant to a services agreement between us, our general partner, and CVR Energy and certain of its subsidiaries.

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

Diversity & Inclusion

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

December 31, 2022 | 14

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

December 31, 2022 | 15

Item 1A.    Risk Factors

The following risks should be considered together with the other information contained in this Report and all of the information set forth in our filings with the SEC. If any of the following risks or uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected. References to “CVR Partners”, the “Partnership”, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

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

Our business is subject to intense price competition from both U.S. and foreign sources. With little or no product differentiation, customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities that may have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. In addition, imports of fertilizer from other countries may be unfairly subsidized, as was found to be the case on November 30, 2021 by the U.S. Department of Commerce (the “USDOC”) with respect to UAN imports from Russia and Trinidad. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability, and cash flows and, therefore, have a material adverse effect on our results of operations and financial condition.

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

December 31, 2022 | 16

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

We have a significant concentration of customers. Our two largest customers represented approximately 30% of net sales for the year ended December 31, 2022. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Public health crises such as the COVID-19 pandemic have had, and may continue to have, adverse impacts on our business, financial condition, results of operations, and liquidity.

The economic effects from the COVID-19 pandemic on our business were and may again be significant. Although our business has recovered since the onset of the pandemic in March 2020, there continues to be uncertainty and unpredictability about the lingering impacts to the worldwide economy that could negatively affect our business, financial condition, results of operations, and liquidity in future periods. The extent to which the pandemic and its effects may adversely impact our future business, financial, and operating results, and for what duration and magnitude, depends on factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond our control. The ultimate outcome of these and other factors may result in many adverse consequences including, but not limited to, reduced availability of critical staff, disruption or delays to supply chains for critical equipment or feedstock, inflation, increased interest rates, reduced economic activity that negatively impacts demand for our products, and increased administrative, compliance, and operational costs. In addition, future public health crises could also result in significant economic disruption and other effects that adversely impact our business, financial condition, results of operations, and liquidity in future periods in ways similar to the COVID-19 pandemic and its effects. The adverse impacts of the COVID-19 pandemic had, and may continue to have, the effect of precipitating or heightening many of the other risks described in this section.

December 31, 2022 | 17

Any previous or future pandemic, and actions taken in response thereto, could materially adversely affect our business, operations, financial condition, liquidity, and results of operations.

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

We depend on internal, related-party, and third-party information technology systems to manage and support our operations, and we collect, process, and retain sensitive and confidential customer information in the normal course of business. To protect our facilities and systems against and mitigate cyber risk, we have implemented several programs, including externally performed cyber risk monitoring, audits and penetration testing and an information security training program, and we are actively engaged in evaluating the implementation of applicable Cybersecurity and Infrastructure Security Agency security standard guidelines. On an as needed basis, but no less than quarterly, we brief the Audit Committee of the Board on information security matters. Despite these measures (or those we may implement in the future), our facilities and these systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations. Although we implement controls on third-party connectivity to our systems, we have limited control in ensuring their systems consistently enforce strong cybersecurity controls. Any disruption of these systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

An increase in inflation could have adverse effects on our results of operations.

Inflation in the United States increased beginning in the second half of 2021 and has continued into 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine conflict, and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. Inflation rose from 5.4% in June 2021 to 7.0% in December 2021 to 8.2% in September 2022. As of December 31, 2022, inflation was at 6.5%. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect our customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.

Risks Related to Our Plant Operations

Failure by CVR Energy’s Coffeyville refinery to continue to supply us with pet coke could negatively impact our results of operations.

Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from CVR Energy’s Coffeyville refinery pursuant to a long-term agreement. Our Coffeyville Facility has historically obtained a majority of its pet coke from CVR Energy’s Coffeyville refinery over the past five years, although this percentage has decreased to 47% in 2022. However, should CVR Energy’s Coffeyville refinery fail to perform in accordance with the existing agreement or to the extent pet coke from CVR Energy’s Coffeyville refinery is insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively

December 31, 2022 | 18

impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase 100% of the pet coke CVR Energy’s Coffeyville refinery produces. However, we are still required to procure additional pet coke from third parties to maintain our production rates. We are currently party to pet coke supply agreements with multiple third-party refineries to provide a significant amount of pet coke at fixed prices. The terms of these agreements currently end in December 2023.

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

Our East Dubuque Facility depends on the availability of natural gas. We have two agreements for pipeline transportation of natural gas with expiration dates in 2023 and 2025. We typically purchase natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility and have a material adverse effect on our results of operations and financial condition.

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

December 31, 2022 | 19

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

Operations of our Coffeyville Facility depend in large part on the performance of third-party suppliers, including the adjacent third-party air separation plant under a contract through 2035 and a third-party electric service provider under a contract through June 30, 2029. Our East Dubuque Facility operations also depend in large part on the performance of third-party suppliers, including for the purchase of electricity, which we purchase under a utility service agreement that terminates on June 1, 2025 and will continue thereafter unless either party provides 30 days advance written notice of termination. Should these, or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should we otherwise lose the service of any third-party suppliers, our operations (or a portion thereof) could be forced to shutdown or suspend operations. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations (or a portion thereof), even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

December 31, 2022 | 20

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

In addition, we may incur significant losses or increased costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially hazardous nature of the cargo we carry, in particular ammonia, a railcar accident may result in fires, explosions, and releases of material which could lead to sudden, severe damage or injury to property, the environment, and human health. In the event of contamination, under environmental law, we may be held responsible even if we are not at fault, and we complied with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products we produce or transport may result in us being named as a defendant in lawsuits asserting claims for substantial damages, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

The Coffeyville Facility has entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and comingled with legacy groundwater contamination from CVR Energy’s adjacent Coffeyville refinery. The cleanup provisions of our agreement with KDHE are held in abeyance so long as the Coffeyville refinery conducts corrective action for these comingled historical releases in accordance with its RCRA Permit. There is no assurance that the Coffeyville refinery will comply with its Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE.

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

Regulations concerning the transportation, storage and handling of hazardous chemicals, materials or substances, risks of terrorism, and the security of chemical manufacturing facilities could result in higher operating and/or capital costs.

Critical infrastructure such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other businesses in the United States. As a result, the chemical industry is subject to security regulations relating to physical and cyber security. The costs of compliance therewith may have a material adverse effect on our financial condition.

Adverse weather conditions or other unforeseen developments could damage our facilities or logistics assets and impair our ability to produce and deliver our nitrogen fertilizer products.

The regions in which our facilities are located and in which our customers operate are susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms and snow, some of which we or our

December 31, 2022 | 21

customers have experienced in recent years. Such inclement weather conditions or other unforeseen developments could damage our facilities or logistics assets. If such weather conditions prevail near our facilities or logistics assets, they could interrupt or undermine our ability to produce and transport products or to manage our business. Regional occurrences, such as energy shortages or increases in commodity prices, and natural disasters, could also have a material adverse effect on our business, financial condition and results of operations. The physical effects of adverse weather conditions have the potential to directly affect our operations and result in increased costs related to our operations. Since climate change may change weather patterns and the severity of weather events, any such changes could consequently materially adversely affect our revenues and cash flows and the demand for our products by our customers. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks.

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

A portion of our workforce is unionized, and we are subject to the risk of labor disputes, slowdowns or strikes, which may disrupt our business and increase our costs.

As of December 31, 2022, approximately 29% of our employees were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

December 31, 2022 | 22

In addition, there continues to be a tight labor market. Increases in remote work opportunities have also amplified the competition for employees and contractors. An inability to recruit, train, and retain adequate personnel, or the loss or departure of personnel with key skills or deep institutional knowledge for whom we are unable to find adequate replacements, may negatively impact our business. Inflation has also caused and may in the future cause increases in employee-related costs, both due to higher wages and other compensation.

Risks Related to Our Capital Structure

Instability and volatility in the capital, credit, and commodity markets in the global economy could negatively impact our business, financial condition, results of operations and cash flows.

Our business, financial condition, and results of operations could be negatively impacted by difficult conditions and volatility in the capital, credit, and commodities markets and in the global economy. For example: there can be no assurance that funds under our credit facilities will be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all; market volatility could exert downward pressure on our common units, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow, which could in turn cause our unit price to drop; or customers experiencing financial difficulties may fail to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

Our level of indebtedness may affect our ability to operate our business and may have a material adverse effect on our financial condition and results of operations.

We have incurred significant indebtedness, and we may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as: (i) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions, or other purposes; (ii) requiring us to utilize a significant portion of our cash flows to service our indebtedness, thereby reducing available cash and our ability to make distributions on our common units; (iii) limiting our ability to use operating cash flow in other areas of the business because we must dedicate a substantial portion of additional funds to service debt; (iv) limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; (v) limiting our ability to make certain payments on debt that is subordinated or secured on a junior basis; (vi) restricting the way in which we conduct business because of financial and operating covenants, including regarding borrowing additional funds, disposing of assets, and the ability of subsidiaries to pay dividends or make other distributions; (vii) limiting our ability to enter into certain transactions with our affiliates; (viii) limiting our ability to designate our subsidiaries as unrestricted subsidiaries; (ix) exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our respective subsidiaries’ debt instruments; and (x) limiting our ability to react to changing market conditions.

Covenants in our debt agreements could limit our ability to incur additional indebtedness and engage in certain transactions, as well as limit operational flexibility, which could adversely affect our liquidity and ability to pursue our business strategies.

Our debt facilities and instruments contain, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on the ability, among other things, to: incur, assume, or guarantee additional indebtedness or issue redeemable or preferred stock; pay dividends or distributions in respect of equity securities or make other restricted payments; prepay, redeem, or repurchase certain debt; enter into agreements that restrict distributions from restricted subsidiaries; make certain payments on debt that is subordinated or secured on a junior basis; make certain investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; create liens on certain assets; consolidate, merge, sell, or otherwise dispose of all or substantially all assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict operating activities. Any failure to comply with these covenants could result in a default under existing debt facilities and instruments. Upon a default, unless waived, the lenders under such debt facilities and instruments would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against assets, and force bankruptcy or liquidation, subject to any applicable intercreditor agreements. In addition,

December 31, 2022 | 23

a default under existing debt facilities and instruments could trigger a cross default under other agreements and could trigger a cross default under the agreements governing future indebtedness. Our operating segments’ results may not be sufficient to service existing indebtedness or to fund other expenditures, and we may not be able to obtain financing to meet these requirements.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our debt obligations that may not be successful.

Our ability to satisfy debt obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control; future ability to borrow under our ABL Credit Facility, the availability of which depends on, among other things, complying with the covenants in the facility; and our future ability to obtain other financing. We cannot offer any assurance that our business will generate sufficient cash flow from operations or that we will be able to draw funds under our ABL Credit Facility or from other sources of financing, in an amount sufficient to fund our liquidity needs. If cash flows and capital resources are insufficient to service our indebtedness, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance indebtedness, or seek bankruptcy protection. These alternative measures may not be successful and may not permit us to meet scheduled debt service and other obligations. Our ability to restructure or refinance debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives.

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

In addition, in the event of a sale or transfer of some or all of Mr. Icahn’s interests in CVR Energy to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing our 6.125% Senior Secured Notes, which could require us to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued interest to the date of repurchase, and an event of default could be deemed to have occurred under our ABL Credit Facility, which could allow lenders to accelerate indebtedness owed to them. If such an event were to occur, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or repay amounts outstanding under our ABL Credit Facility, if any.

December 31, 2022 | 24

An increase in interest rates will cause our debt service obligations to increase.

Since March 2022, the Federal Reserve has raised its target range for the federal funds rate seven times, including by 25 basis points in March 2022, by 50 basis points in May 2022, by 75 basis points in each of June 2022, July 2022, September 2022 and November 2022 and by 50 basis points in December 2022. Furthermore, the Federal Reserve has signaled that additional rate increases are likely to occur for the foreseeable future. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

The potential spin-off of CVR Energy’s nitrogen fertilizer business may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

On November 21, 2022, CVR Energy announced that its board of directors had authorized its management to explore a plan to spin-off its interest in our nitrogen fertilizer business, which includes all of our general partner and approximately 37% of our limited partnership interests. Such a transaction would likely involve creating an independent publicly traded company which would hold such interests following the potential spin-off. Uncertainty related to the proposed spin-off may lead customers, vendors and other parties with which we currently do business or may do business in the future to attempt to negotiate changes in existing business relationships with us, or consider entering into business relationships with parties other than us. In addition, the potential spin could significantly increase our costs. These disruptions and other potential impacts could have a material and adverse effect on our business. The effect of such disruptions could be exacerbated by any delays in the completion of the potential spin-off. There can be no assurance that the potential spin-off transaction will be completed, and CVR Energy has not set a timetable for approval or completion of any such transaction.

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

December 31, 2022 | 25

As permitted under Delaware law, our partnership agreement, which applies to and binds common unitholders, limits the liability and replaces the fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Our partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law. For example: our partnership agreement (i) permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner, which entitles our general partner to consider only the interests and factors that it desires and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner; (ii) provides that our general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed the decision was in our best interest; (iii) provides that our general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including us, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in the case of a criminal matter, acted with knowledge that the conduct was criminal; (iv) generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of its general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including us; and (v) provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our general partner, an indirect wholly-owned subsidiary of CVR Energy, has fiduciary duties to CVR Energy and its stockholders, and the interests of CVR Energy and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.

Our general partner is responsible for managing us. Although our general partner has fiduciary duties to manage us in a manner that is in our best interests, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to CVR Energy and its stockholders. The interests of CVR Energy and its stockholders may conflict with the interests of our public common unitholders. In resolving these conflicts, our general partner may favor its own interests, the interests of CVR Services, its sole member, or the interests of CVR Energy and holders of CVR Energy’s common stock, including its majority stockholder, an affiliate of Icahn Enterprises L.P., over our interests and those of our common unitholders.

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

December 31, 2022 | 26

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

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions. Our common unit holders do not choose the Member(s) of the general partner nor do they elect directors of the Board or participate in other matters routinely conducted at annual meetings of stockholders, and have no practical ability to remove our general partner without the consent of CVR Energy. As a result of these limitations, the price at which the common units will trade could be diminished. Our partnership agreement restricts common unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the Board, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, and to influence the manner or direction of management.

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

December 31, 2022 | 27

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

If the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our common unitholders might be substantially reduced and our current and former common unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such common unitholders’ behalf.

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

A unitholder’s allocable share of our taxable income will be taxable to it, which may require the unitholder to pay U.S. federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives no cash distributions or cash distributions from us that are less than the actual tax liability that results from that income. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale, and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in

December 31, 2022 | 28

“cancellation of indebtedness income” being allocated to our common unitholders as taxable income without any increase in our cash available for distribution.

Common unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. In the case of taxable years beginning on or after January 1, 2022, our adjusted taxable income is computed by taking into account any deduction allowable for depreciation, amortization, or depletion.

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

In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a Non-U.S. common unitholder will also be subject to a 10% withholding tax on the amount realized with respect to any distribution. In the case of a distribution made through a broker, the amount realized is the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a Non-U.S. common unitholder that are made through a broker will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.

These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2023. Current and prospective Non-U.S. common unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

Tax-exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences.

Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, raises unique issues. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax will be unrelated business taxable income and will be taxable. Further, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa.

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

December 31, 2022 | 29

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

In the case of an acquisition, integration of acquired entities can involve significant difficulties, such as: disruption of the ongoing operations; failure to achieve cost savings or other financial or operating objectives contributing to the accretive nature of an acquisition; strain on operational and managerial controls, procedures and management; difficulties in the integration and retention of customers or personnel; assumption of unknown material liabilities or regulatory non-compliance issues; and amortization of acquired assets, which would reduce future reported earnings; and possible adverse short-term effects on our cash flows or operating results.

When considering potential Expansion Projects, will also consider impact on our tax treatment as a partnership for U.S. federal income tax purposes. If we are unable to conclude that the activities of the Expansion Project would not affect our treatment as a partnership for U.S. federal income tax purposes, we may elect to seek a ruling from the IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for U.S. federal income tax purposes and are unable or unwilling to obtain an IRS ruling, we may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income

December 31, 2022 | 30

related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to our common unitholders and could likely cause a substantial reduction in the value of our common units.

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

December 31, 2022 | 31

PART II

Item 5.    Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of the Partnership’s common units to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of CF Industries Holdings, Inc., LSB Industries, Inc., Nutrien Ltd., The Andersons, Inc., Green Plains Partners LP, and Flotek Industries Inc. The graph assumes that the value of the investment in common units and each index was $100 on December 31, 2017 and that all distributions were reinvested. Investment is weighted on the basis of market capitalization.
The unit price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Yahoo! Finance (finance.yahoo.com). The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Market Information

CVR Partners’ common units are listed under the symbol “UAN” on the New York Stock Exchange (“NYSE”). The Partnership has 30 holders of record of the outstanding units as of December 31, 2022.

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

December 31, 2022 | 32

The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2022:

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flow should be read in conjunction with our consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report. References to “CVR Partners”, the “Partnership”, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

This discussion and analysis covers the years ended December 31, 2022 and 2021 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2020 and year-to-year comparisons between the years ended December 31, 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on February 23, 2022, and such discussions are incorporated by reference into this Report.

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

Partnership Overview

CVR Partners is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, one located in Coffeyville, Kansas operated by its wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by its wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”). Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum and renewables refining, marketing, and logistics operations.

December 31, 2022 | 33

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

December 31, 2022 | 34

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	Safety	Reliability	Market Capture	Financial Discipline
Achieved reductions in process safety tier 1 incident rate and total recordable injury rate of 37% and 86%, respectively, compared to 2021	✓	✓
Safely completed the planned turnarounds at both facilities on time and on budget, as well as inspected, repaired and replaced major equipment as necessary during this downtime	✓	✓	✓	✓
Achieved record UAN production volumes at the Coffeyville Facility in March 2022		✓	✓
Achieved record ammonia production at the East Dubuque Facility in December 2022		✓	✓
Completed transaction intended to monetize 45Q tax credits and received an initial upfront payment, net of expenses, of $18.1 million in January 2023				✓
Declared cash distribution of $10.50 per common unit for the fourth quarter of 2022, bringing cumulative distributions declared to date of $24.58 per common unit related to 2022			✓	✓
Achieved average reduction in CO2e emissions of over 1 million metric tons per year since 2020	✓
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

Environmental, Social & Governance (“ESG”) Highlights

In the past year, we achieved numerous milestones through our commitment to sustainability, including environmental and safety stewardship, diversity and inclusion, community outreach and sound corporate governance. In December 2022, CVR Energy published its first public report based on the Sustainability Accounting Standards Board standards, which includes information regarding our ESG accomplishments. CVR Energy’s 2021 Environmental, Social & Governance Report (“2021 ESG Report”) is available at CVR Partner’s website at www.CVRPartners.com. CVR Energy’s 2021 ESG Report does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report we file with (or furnish to) the SEC, whether made before or after the date of this Annual Report on Form 10-K.

Industry Factors and Market Indicators

Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on, among other factors, world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, the availability and price of feedstocks to produce nitrogen fertilizer, and the extent of government intervention in agriculture markets.

Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, new facility development, political and economic developments, and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These

December 31, 2022 | 35

factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

General Business Environment

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, significantly impacting global fertilizer and agriculture markets. The Black Sea is a major export point for nitrogen fertilizer and grains from Russia and Ukraine. Since the invasion began, the Black Sea has been closed to exports which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, as Russia and Ukraine are major wheat exporters and Ukraine is a major corn exporter. In 2022, grain harvested in Ukraine was approximately 40% lower than 2021 due to lack of planting inputs, fuel, and workers to complete the planting of crops. The ability to export grains from Ukraine, particularly wheat, have improved but continue to be restricted due to lack of access to export terminals in the Black Sea and limited rail or trucking capacity. Additionally, many countries have formally or informally adopted sanctions on a number of Russian exports and individuals affiliated with Russian government leadership. While fertilizers have not been formally sanctioned by countries, many customers are either unwilling to purchase Russian fertilizers or logistics make it too costly to import Russian fertilizers. Additionally, natural gas supplied from Russia to Western Europe has been constrained and natural gas prices have remained elevated since September 2021, causing a significant portion of European nitrogen fertilizer production capacity to be curtailed or costs to be elevated compared to competitors in other regions of the world. Overall, these events have caused grain and fertilizer prices to rise, and we currently expect these conditions to persist through the spring of 2023. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may affect our business in unforeseen ways.

COVID-19 - The economic effects from the COVID-19 pandemic on our business were and may again be significant. Although our business has recovered since the onset of the pandemic in March 2020, there continues to be uncertainty and unpredictability about the lingering impacts to the worldwide economy, including in connection with the spread of variants of COVID-19 and resulting restrictions, that could negatively affect our business, financial condition, results of operations , and liquidity in future periods.

The Partnership believes the general business environment in which it operates will continue to remain volatile, driven by uncertainty around the availability and prices of its feedstocks, demand for its products, inflation, and global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively impacted if economic conditions decline and remain volatile. Due to the uncertainty of the global recovery, including its duration, timing, and strength, the Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.
Market Indicators

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle, the Partnership believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn and soybeans as feedstock for the domestic production of ethanol and other renewable fuels, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the United States over the longer term.

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below for 2022, 2021, and 2020.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 11.6 billion pounds of soybean oil is expected to be used in producing cleaner renewables in marketing year 2022/2023. Multiple refiners have announced renewable diesel expansion projects for 2023 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

December 31, 2022 | 36

The United States Department of Agriculture (“USDA”) estimates that in spring 2022 farmers planted 88.6 million acres of corn, representing a decrease of 5.1% in corn acres planted as compared to 93.4 million corn acres in 2021. Planted soybean acres were estimated to be 87.5 million acres, representing a 0.3% increase in soybean acres planted as compared to 87.2 million soybean acres in 2021. The estimated combined corn and soybean planted acres of 176.1 million in 2022 is a 2.5% decrease from the total acreage planted in 2021, which was the highest in history. Due to higher input costs for corn planting and increased demand for soybeans, particularly for renewable diesel production, it was more favorable for farmers to plant soybeans compared to corn. The lower planted corn acres in 2022 and lower corn production are expected to be supportive of corn prices for 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Since 2006, ethanol production has consumed approximately 36% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced in the charts below.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day
(in thousands)
995
2020
2021
2022
Fuel Ethanol

100%
50%
48%
52%
48%
52%
50%
50%
2020
2021
2022
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through December 31, 2022.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of December 31, 2022.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre, in the United States, inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the Russia-Ukraine conflict, prices for grains and fertilizers are expected to remain elevated through the spring of 2023. While the weather conditions were difficult early in spring 2022, farmers were able to complete the crop planting later than normal. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2022 planting season. During the summer 2022 growing season, severe drought conditions were experienced in Asia, Europe, and parts of the U.S. As a result, crop yields are projected to be below expectations and grain inventories are projected to be at the low end of historical levels, causing grain prices to rise. We expect tight grain inventories to positively impact planted acreage for the spring of 2023 and boost the demand for nitrogen fertilizer.

On June 30, 2021, CF Industries Nitrogen, L.L.C., Terra Nitrogen, Limited Partnership, and Terra International (Oklahoma) LLC filed petitions with the U.S. Department of Commerce (“USDOC”) and the U.S. International Trade Commission (the “ITC”) requesting the initiation of antidumping and countervailing duty investigations on imports of UAN from Russia and Trinidad and Tobago (“Trinidad”). On July 18, 2022, the ITC made a negative final injury determination concerning its investigation of imports from Russia and Trinidad despite USDOC’s final determination in June that UAN is subsidized and dumped in the U.S. market by producers in both countries. Since the decision in July 2022, we have observed minimal impact on the supply or demand for nitrogen fertilizer as a result of these actions.

December 31, 2022 | 37

The charts below show relevant market indicators by month through December 31, 2022:

Ammonia and UAN Market Pricing (1)	Natural Gas and Pet Coke Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.
Results of Operations

The following should be read in conjunction with the information outlined in the previous sections of this Part II, Item 7 and the financial statements and related notes thereto in Part II, Item 8 of this Report.
The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the years ended December 31, 2022, 2021, and 2020. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

Utilization is presented solely on ammonia production, rather than each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

December 31, 2022 | 38

Consolidated Ammonia Utilization
On a consolidated basis, utilization decreased 11% to 81% for the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to the completion of planned turnarounds at both facilities in the third quarter of 2022, along with unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility, compared to unplanned downtime at the Coffeyville Facility and the East Dubuque Facility in July and September 2021, respectively, due to externally driven power outages and downtime at the East Dubuque Facility in October 2021 for equipment repair.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Sales (thousand tons)	Product Pricing at Gate ($ per ton)
For the year ended December 31, 2022, total product sales volumes were unfavorable driven by lower production at both facilities due to the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022, as compared to 2021. For the year ended December 31, 2022, total product sales were favorable driven by sales price increases of 88% for ammonia and 84% for UAN. Ammonia and UAN sales prices were favorable primarily due to continued tight market conditions due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing.

December 31, 2022 | 39

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represent the ammonia available for sale that was not upgraded into other fertilizer products. Production for the year ended December 31, 2022 was impacted by unplanned downtime associated with the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022, along with the completion of the planned turnarounds at both facilities during the third quarter of 2022. The table below presents these metrics for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
(in thousands of tons)	2022	2021	2020
Ammonia (gross produced)	703	807	852
Ammonia (net available for sale)	213	275	303
UAN	1,140	1,208	1,303

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Petroleum coke used in production (thousand tons)	425	514	523
Petroleum coke (dollars per ton)	$52.88	$44.69	$35.25
Natural gas used in production (thousands of MMBtu) (1)	6,905	8,049	8,611
Natural gas used in production (dollars per MMBtu) (1)	$6.66	$3.95	$2.31
Natural gas in cost of materials and other (thousands of MMBtu) (1)	6,701	7,848	9,349
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$6.37	$3.83	$2.35

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights

Overview - For the year ended December 31, 2022, the Partnership’s operating income and net income were $319.9 million and $286.8 million, respectively, a $185.4 million increase in operating income and a $208.6 million increase in net income, respectively, compared to the year ended December 31, 2021. These increases were primarily driven by higher product sales prices for UAN and ammonia in 2022, partially offset by reduced sales volumes, increased costs associated with the two planned turnarounds during the third quarter of 2022, and increased feedstock prices in 2022.

Net Sales	Operating Income (Loss)

875
700
525
350
$ (in millions)
$835.6
$532.6
$350.0
2022
2021
2020

$319.9
$134.5
$(34.9)
300
200
100
0
$ (in millions)
2022
2021
2020

December 31, 2022 | 40

Net Income (Loss)	EBITDA (1)

$ (in millions)
300
200
100
0
(100)
$286.8
$78.2
$(98.2)
2022
2021
2020

$403.2
$212.7
$41.4
400
300
200
100
$ (in millions)
2022
2021
2020

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - Net sales increased by $303.0 million to $835.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to favorable UAN and ammonia pricing conditions which contributed $347.7 million in higher revenues, partially offset by decreased sales volumes which reduced revenues by $53.8 million compared to the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, net sales included $34.8 million and $31.4 million in freight revenue, respectively, and $11.3 million and $10.3 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2022 compared to the year ended December 31, 2021:

(in thousands)	Price Variance	Volume Variance
UAN	$254,225	$(13,708)
Ammonia	93,521	(40,138)

For the year ended December 31, 2022 compared to the year ended December 31, 2021, ammonia and UAN sales prices were favorable primarily due to continued tight market conditions due to lower fertilizer supply driven by ongoing impacts from the Russia-Ukraine conflict, including reduced production from Europe as a result of the high energy price environment, and higher crop pricing. Total product sales volumes were unfavorable driven by lower production due to unplanned downtime associated with the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022, along with the completion of the planned turnarounds at both facilities during the third quarter of 2022.

December 31, 2022 | 41

Cost of Materials and Other	Direct Operating Expenses (1)

150
125
100
75
$ (in millions)
$130.9
$98.3
$91.1
2022
2021
2020

$ (in millions)
300
250
200
150
$270.2
$198.7
$157.9
2022
2021
2020

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the year ended December 31, 2022, cost of materials and other was $130.9 million compared to $98.3 million for the year ended December 31, 2021. The $32.6 million increase was driven primarily by increases in purchases of nitrogen and ammonia of $16.8 million, increased natural gas costs of $14.3 million, and higher distribution costs of $3.8 million. These increases were partially offset by an inventory build contributing $2.3 million.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the year ended December 31, 2022, direct operating expenses (exclusive of depreciation and amortization) were $270.2 million compared to $198.7 million for the year ended December 31, 2021. The $71.5 million variance was primarily due to higher turnaround costs incurred during the planned turnarounds at both facilities during 2022, which increased turnaround expenses by $30.5 million, increased repair and maintenance expenses by $14.9 million, and increased personnel costs by $2.7 million. In addition to these turnaround related increases, there were $14.2 million of higher prices for natural gas for fuel purposes, $4.0 million of increased operating materials and office costs, $3.5 million related to higher electricity pricing, and $2.6 million of higher insurance costs. These increases were partially offset by an inventory build contributing $2.7 million.

Depreciation and Amortization	Selling, General, and Administrative Expenses and Other

$82.1
$73.5
$76.1
80
70
60
$ (in millions)
2022
2021
2020

$ (in millions)
40
30
20
10
$32.5
$27.6
$18.8
2022
2021
2020

Depreciation and Amortization Expense - Depreciation and amortization expense increased $8.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily as a result of $8.2 million of accelerated

December 31, 2022 | 42

depreciation related to various assets scheduled for retirement during our 2022 planned turnarounds, as well as depreciation on new projects placed into service during these turnarounds.

Selling, General, and Administrative Expenses, and Other - Selling, general, and administrative expenses and other increased approximately $4.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily related to increased personnel costs in 2022, mostly attributable to share-based compensation, contributing $3.6 million and increased expenses for outside services, public relations, and insurance contributing $1.7 million, partially offset by a decrease in loss on asset disposals of $0.7 million.

Other Income, Net - Other income, net for the year ended December 31, 2022 was $1.1 million, compared to $4.7 million for the year ended December 31, 2021. The decrease was due to sales of natural gas at the East Dubuque Facility in February 2021, partially offset by a $0.9 million settlement received in 2022 related to an outage at the Coffeyville Facility in July 2021.

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

The following are non-GAAP measures we present for the year ended December 31, 2022:

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

We present these measures because we believe they may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our GAAP results, including, but not limited to, our operating performance as compared to other publicly traded companies in the fertilizer industry, without regard to historical cost basis or financing methods, and our ability to incur and service debt and fund capital expenditures. Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable GAAP financial measures. Refer to the “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.

December 31, 2022 | 43

Factors Affecting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Major Scheduled Turnaround Activities

Coffeyville Facility - A planned turnaround at the Coffeyville Facility commenced in July 2022 and was completed in mid-August 2022. For the year ended December 31, 2022, we incurred turnaround expense of $12.1 million. For the year ended December 31, 2021, we incurred turnaround expense of $0.3 million related to planning for the Coffeyville Facility’s turnaround completed during the third quarter of 2022. During the planning and execution of this turnaround, the Partnership updated the estimated useful lives of certain assets, which resulted in additional depreciation expense of $6.2 million during the year ended December 31, 2022. Additionally, the Coffeyville Facility had planned downtime during the fourth quarter of 2021 at a cost of $2.0 million.

East Dubuque Facility - A planned turnaround at the East Dubuque Facility commenced in August 2022 and was completed in mid-September 2022. For the year ended December 31, 2022, we incurred turnaround expense of $21.3 million. For the year ended December 31, 2021, we incurred turnaround expense of $0.6 million related to planning for the East Dubuque Facility’s turnaround completed during the third quarter of 2022. During the planning and execution of this turnaround, the Partnership updated the estimated useful lives of certain assets, which resulted in additional depreciation expense of $6.4 million and $4.5 million during the years ended December 31, 2022 and 2021, respectively.

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income (loss)	$286,801	$78,155	$(98,181)
Interest expense, net	34,065	60,978	63,428
Income tax expense	160	57	30
Depreciation and amortization	82,137	73,480	76,077
EBITDA	403,163	212,670	41,354
Goodwill impairment	—	—	40,969
Adjusted EBITDA	$403,163	$212,670	$82,323

December 31, 2022 | 44

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$301,464	$188,725	$19,740
Non-cash items:
Loss on extinguishment of debt	(628)	(8,462)	—
Share-based compensation	(25,264)	(23,069)	(1,035)
Goodwill impairment	—	—	(40,969)
Other	(977)	(3,889)	(5,595)
Adjustments:
Interest expense, net	34,065	60,978	63,428
Income tax expense	160	57	30
Change in assets and liabilities	94,343	(1,670)	5,755
EBITDA	403,163	212,670	41,354
Goodwill impairment	—	—	40,969
Adjusted EBITDA	$403,163	$212,670	$82,323

Reconciliation of EBITDA to Available Cash for Distribution

	Year Ended December 31,
(in thousands)	2022	2021	2020
EBITDA	$403,163	$212,670	$41,354
Non-cash items:
Goodwill impairment	—	—	40,969
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(34,733)	(50,562)	(59,995)
Debt service	(65,000)	(30,000)	—
Financing fees	(815)	(4,627)	—
Maintenance capital expenditures	(40,793)	(16,226)	(11,649)
Utility pass-through	(2,700)	4,013	—
Common units repurchased	(12,398)	(529)	(7,076)
Other (reserves) releases:
Reserve for recapture of prior negative available cash	—	(14,980)	(5,917)
Future turnaround	(16,750)	(10,750)	(4,500)
Reserve for repayment of current portion of long-term debt	—	—	(2,240)
Cash reserves for future operating needs	—	5,308	(5,308)
Major scheduled expenditures	29,761	2,240	2,567
Available cash for distribution (1) (2)	$259,735	$96,557	$(11,795)

Common units outstanding	10,570	10,681	10,706

(1)Amount represents the cumulative available cash based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership declared and paid cash distributions of $5.24, $2.26, $10.05, and $1.77 per common unit related to the fourth quarter of 2021, and first, second, and third quarters of 2022, respectively, and declared a cash distribution of $10.50 per common unit related to the fourth quarter of 2022, to be paid in March 2023.

December 31, 2022 | 45

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

Fertilizer market conditions improved steadily throughout 2021 and into 2022 driven by a combination of increased demand for products amid a series of supply disruptions that led to tight fertilizer inventories and concerns around availability of product. In the first quarter of 2022 following the Russian invasion of Ukraine, fertilizer prices increased further and have been volatile over concerns of a reduction in global supply of fertilizers due to restrictions on supply of Russian fertilizers and Russia’s decision to restrict fertilizer exports through the end of 2022. Further, the disruption in natural gas flows to Europe following the shutdown of the Nordstream pipeline in the summer of 2022 resulted in a spike in European natural gas and electricity prices, causing many nitrogen fertilizer production facilities in Europe to cease or curtail operations. As a result nitrogen fertilizer exports from the U.S. to Europe have increased, thereby reducing the domestic availability of nitrogen fertilizers in the United States and causing prices to move higher. Despite the volatility in recent commodity pricing, the increase in fertilizer product pricing has had a favorable impact to our business and has not significantly impacted our primary source of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as countries weigh potential impacts of the ongoing Russia-Ukraine conflict. In executing financial discipline, we are continuing to focus maintenance capital expenditures to only include those projects which are a priority to support continuing safe and reliable operations, or which are considered critical to support future activities.

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

On February 22, 2022, the Partnership redeemed the remaining $65 million in aggregate principal amount of its 9.25% Senior Secured Notes, due June 2023 (the “2023 Notes”) at par, plus accrued and unpaid interest. This transaction represents a significant and favorable change in the Partnership’s cash flow and liquidity position with annual savings of approximately $6.0 million in future interest expense, as compared to our 2021 Form 10-K. Refer to Part II, Item 8, Note 5 (“Long-Term Debt”) of this Report for further information. The Partnership and its subsidiaries were in compliance with all applicable covenants under their respective debt instruments as of December 31, 2022 and through the date of filing.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of December 31, 2022, we had cash and cash equivalents of $86.3 million, including $13.7 million of customer advances. Combined with $35.0 million available under our ABL Credit Agreement, we had total liquidity of $121.3 million as of December 31, 2022. As of December 31, 2021, we had $112.5 million in cash and cash equivalents, including $34.2 million of customer advances.

December 31, 2022 | 46

	December 31,
(in thousands)	2022	2021
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028	550,000	550,000
Unamortized discount and debt issuance costs	(3,200)	(4,358)
Total long-term debt	$546,800	$610,642

(1)The $65 million outstanding balance of the 2023 Notes was paid in full on February 22, 2022 at par, plus accrued and unpaid interest.

As of December 31, 2022, the Partnership had the 2028 Notes and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 5 (“Long-Term Debt”) of this Report for further information.

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

Our total capital expenditures for the years ended December 31, 2022 and 2021, along with our estimated expenditures for 2023 are as follows:

	Year Ended December 31,		Estimated (1)
(in thousands)	2022	2021	2023
Maintenance capital	$40,793	$16,226	$31,000 - 33,000
Growth capital	653	9,460	2,000 - 3,000
Total capital expenditures	$41,446	$25,686	$33,000 - 36,000

(1)Total 2023 estimated capitalized costs include approximately $0.5 million of growth related projects that will require additional approvals before commencement.

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

The planned turnaround at the Coffeyville Facility commenced in July 2022 and was completed in mid-August 2022. The planned turnaround at the East Dubuque Facility commenced in August 2022 and was completed in mid-September 2022. For the years ended December 31, 2022 and 2021, we incurred turnaround expense of $12.1 million and $0.3 million, respectively, at the Coffeyville Facility and $21.3 million and $0.6 million, respectively, at the East Dubuque Facility. Additionally, the Coffeyville Facility had planned downtime for certain maintenance activities during the fourth quarter of 2021 at a cost of $2.0 million.

Distributions to Unitholders

The current policy of the Board is to distribute all Available Cash, as determined by the Board in its sole discretion, the Partnership generated on a quarterly basis. Available Cash for each quarter will be determined by the Board following the end of such quarter. Available Cash for each quarter is calculated as EBITDA for the quarter excluding non-cash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available cash for distribution

December 31, 2022 | 47

may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2022 and 2021 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 22, 2021	2.93	19,893	11,404	31,297
Total 2021 quarterly distributions		$4.65	$31,571	$18,098	$49,669

There were no quarterly distributions declared or paid by the Partnership related to the first quarter of 2021 and the fourth quarter of 2020. During the year ended December 31, 2020, there were no quarterly distributions declared or paid by the Partnership.

For the fourth quarter of 2022, the Partnership, upon approval by the Board on February 21, 2023, declared a distribution of $10.50 per common unit, or $111.0 million, which is payable March 13, 2023 to unitholders of record as of March 6, 2023. Of this amount, CVR Energy will receive approximately $40.9 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the years ended December 31, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of December 31, 2022, the Partnership had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

December 31, 2022 | 48

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$301,464	$188,725	$19,740
Investing activities	(44,623)	(20,342)	(18,550)
Financing activities	(283,018)	(86,426)	(7,625)
Net (decrease) increase in cash and cash equivalents	$(26,177)	$81,957	$(6,435)

Operating Activities

The change in net cash flows from operating activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily due to a $209 million increase in net income in 2022 as a result of stronger sales related to the higher price environment in which our products were sold in 2022 compared to 2021, and a $2.2 million net increase in non-cash share based compensation as a result of higher market prices for CVR Partners’ units. This is partially offset by an unfavorable change in working capital of $90.9 million primarily due to decreasing deferred revenues in 2022 compared to increasing deferred revenues in 2021 and increasing accounts payable in 2021 in preparation for the 2022 planned turnarounds as compared to 2022, and a $7.8 million reduction in the loss on extinguishment of debt primarily associated with the partial redemption of the 2023 Notes in June 2021.

Investing Activities

The change in net cash used in investing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to increased capital expenditures during 2022 of $24.1 million resulting from fixed asset additions related to both facilities’ turnarounds in 2022.

Financing Activities

The change in net cash used in financing activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an increase of $155.1 million in cash distributions paid in 2022 compared to 2021, a change of $32.8 million in the redemption of the remaining balance of the 2023 Notes during 2022 compared to the partial redemption of the 2023 Notes and the 6.5% Notes due April 2021 during 2021, and an increase of $11.9 million for unit repurchases in 2022 compared to 2021. These are partially offset by a $3.1 million decrease in deferred financing costs paid in 2022 compared to 2021. Additionally, in June 2021, the Partnership completed a private offering of $550.0 million aggregate principal amount of the 2028 Notes and used the proceeds, plus cash on hand, to redeem a portion of the 2023 Notes.

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

December 31, 2022 | 49

Inventory Valuation

The cost of our fertilizer product inventories is determined under the first-in, first-out (FIFO) method. Our FIFO inventories are carried at the lower of cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product at each of our facilities. Depending on inventory levels, the per-ton realizable value of our fertilizer products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in each facility’s market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. During the years ended December 31, 2022 and December 31, 2021, there were no adjustments. For the year ended December 31, 2020, we recognized a loss of $0.7 million in inventory to reflect its net realizable value. Due to the amount and variability in volume of fertilizer product inventories maintained, changes in production costs, and the volatility of market pricing for fertilizer products, losses recognized to reflect fertilizer product inventories at the lower of cost or net realizable value could have a material impact on the Partnership’s results of operations.

Impairment of Long-lived Assets

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future expected cash flows. If the sum of the undiscounted expected future cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to its estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets (for example, at a fertilizer facility level). In addition, when preparing the expected future cash flows or estimating the fair value of impaired assets, we make several estimates that include subjective assumptions related to future sales volumes, commodity prices, operating costs, discount rates, and capital expenditures, among others.

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

In the normal course of business, we produce nitrogen-based fertilizer products throughout the year to supply the needs of our customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Prices of nitrogen fertilizer products can be volatile. We believe that market prices of nitrogen products are affected by changes in grain prices, demand, natural gas prices, and other factors. In the opinion of our management, there is no derivative financial instrument that correlates effectively with, and has a trading volume sufficient to hedge, our firm commitments and forecasted commodity sales transactions.

December 31, 2022 | 50

Item 8.    Financial Statements and Supplementary Data

CVR PARTNERS, LP AND SUBSIDIARIES

December 31, 2022 | 51

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2023 expressed an unqualified opinion.

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
February 22, 2023

December 31, 2022 | 52

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2022, and our report dated February 22, 2023 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
February 22, 2023

December 31, 2022 | 53

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$86,339	$112,516
Accounts receivable, net	90,448	88,351
Inventories	77,518	52,270
Prepaid expenses and other current assets	11,399	9,108
Total current assets	265,704	262,245
Property, plant, and equipment, net	810,994	850,462
Other long-term assets	23,704	14,351
Total assets	$1,100,402	$1,127,058
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	45,522	41,504
Accounts payable to affiliates	5,302	8,895
Deferred revenue	47,516	87,060
Other current liabilities	27,717	24,401
Total current liabilities	126,057	161,860
Long-term liabilities:
Long-term debt, net	546,800	610,642
Other long-term liabilities	15,734	12,358
Total long-term liabilities	562,534	623,000
Commitments and contingencies (See Note 8)
Partners’ capital:
Common unitholders, 10,569,637 and 10,681,332 units issued and outstanding as of December 31, 2022 and 2021, respectively	411,810	342,197
General partner interest	1	1
Total partners’ capital	411,811	342,198
Total liabilities and partners’ capital	$1,100,402	$1,127,058

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2022 | 54

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per unit data)	2022	2021	2020
Net sales	$835,584	$532,581	$349,953
Operating costs and expenses:
Cost of materials and other	130,913	98,345	91,117
Direct operating expenses (exclusive of depreciation and amortization)	270,167	198,714	157,916
Depreciation and amortization	82,137	73,480	76,077
Cost of sales	483,217	370,539	325,110
Selling, general and administrative expenses	32,192	26,615	18,174
Loss on asset disposal	263	948	582
Goodwill impairment	—	—	40,969
Operating income (loss)	319,912	134,479	(34,882)
Other (expense) income:
Interest expense, net	(34,065)	(60,978)	(63,428)
Other income, net	1,114	4,711	159
Income (loss) before income tax expense	286,961	78,212	(98,151)
Income tax expense	160	57	30
Net income (loss)	$286,801	$78,155	$(98,181)

Basic and diluted earnings (loss) per common unit	$27.07	$7.31	$(8.77)

Weighted-average common units outstanding:
Basic and Diluted	10,593	10,685	11,195

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2022 | 55

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)	Common Units		General Partner Interest	Total Partners’ Capital
	Issued	Amount
Balance at December 31, 2019	11,328,297	$419,543	$1	$419,544
Net loss	—	(98,181)	—	(98,181)
Repurchase of common units	(623,177)	(7,076)	—	(7,076)
Fractional unit impact of reverse unit split	590	—	—	—
Other	—	(46)	—	(46)
Balance at December 31, 2020	10,705,710	314,240	1	314,241
Net income	—	78,155	—	78,155
Repurchase of common units	(24,378)	(529)	—	(529)
Cash distributions to common unitholders – Affiliates	—	(18,098)	—	(18,098)
Cash distributions to common unitholders – Non-affiliates	—	(31,571)	—	(31,571)
Balance at December 31, 2021	10,681,332	342,197	1	342,198
Net income	—	286,801	—	286,801
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Cash distributions to common unitholders – Affiliates	—	(75,193)	—	(75,193)
Cash distributions to common unitholders – Non-affiliates	—	(129,597)	—	(129,597)
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2022 | 56

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$286,801	$78,155	$(98,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,137	73,480	76,077
Amortization of deferred financing costs and original issue discount	821	2,799	4,049
Goodwill impairment	—	—	40,969
Loss on asset disposal	263	948	582
Loss on debt extinguishment	628	8,462	—
Share-based compensation	25,264	23,069	1,035
Other adjustments	(107)	142	964
Changes in assets and liabilities:
Accounts receivable	(21,139)	(21,877)	2,892
Inventories	(24,807)	(7,508)	538
Prepaid expenses and other current assets	(2,278)	(785)	(4,514)
Accounts payable	(6,577)	11,367	(1,635)
Deferred revenue	(20,502)	26,658	(1,612)
Accrued expenses and other current liabilities	(14,939)	(7,182)	(1,726)
Other long-term assets and liabilities	(4,101)	997	302
Net cash provided by operating activities	301,464	188,725	19,740
Cash flows from investing activities:
Capital expenditures	(44,668)	(20,594)	(18,598)
Proceeds from the sale of assets	45	252	48
Net cash used in investing activities	(44,623)	(20,342)	(18,550)
Cash flows from financing activities:
Principal payments on senior secured notes	(65,000)	(582,240)	—
Proceeds on issuance of senior secured notes	—	550,000	—
Payment of deferred financing costs	(829)	(3,892)	(448)
Repurchase of common units	(12,398)	(529)	(7,076)
Cash distributions to common unitholders – Affiliates	(75,193)	(18,098)	—
Cash distribution to common unitholders – Non-affiliates	(129,597)	(31,571)	—
Other financing activities	(1)	(96)	(101)
Net cash used in financing activities	(283,018)	(86,426)	(7,625)
Net (decrease) increase in cash and cash equivalents	(26,177)	81,957	(6,435)
Cash and cash equivalents, beginning of period	112,516	30,559	36,994
Cash and cash equivalents, end of period	$86,339	$112,516	$30,559

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2022 | 57

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

Interest Holders

As of December 31, 2022, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of December 31, 2022, Icahn Enterprises L.P. and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the years ended December 31, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. During the year ended December 31, 2020, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, the Partnership repurchased 623,177 common units at a cost of $7.1 million, inclusive of transaction costs, or an average price of $11.34 per common unit. As of December 31, 2022, the Partnership had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to purchase any common units and may be cancelled or terminated by the Board at any time.

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

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange

December 31, 2022 | 58

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commission (“SEC”), include the accounts of CVR Partners and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain immaterial reclassifications have been made within the consolidated financial statements for prior periods to conform with current presentation.

Use of Estimates

The consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are reviewed on an ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid money market accounts with original maturities of three months or less.

Accounts Receivable, net

Accounts receivable, net primarily consists of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Also included within Accounts receivable, net are uncollected fixed price contracts which are discussed further within Note 6 (“Revenue”).

Allowances for doubtful accounts are based on historical loss experience, expected credit losses from current economic conditions, and management’s expectations of future economic conditions. The allowance is recorded when the receivable is deemed uncollectible and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 45% and 22% of the Accounts receivable, net balance at December 31, 2022 and 2021, respectively. There was no bad debt expense for the year ended December 31, 2022. For the years ended December 31, 2021, and 2020, bad debt expenses were $0.2 million and $0.1 million, respectively.

Inventories

Inventories consist of fertilizer products and raw materials (primarily natural gas and pet coke), which are valued at the lower of GAAP First-In, First-Out (“FIFO”) cost or net realizable value. Inventories also include parts and supplies that are valued at the weighted moving-average cost, which approximates FIFO. The cost of inventories includes inbound freight costs.

Inventories consisted of the following:

	December 31,
(in thousands)	2022	2021
Finished goods	$28,630	$17,141
Raw materials	3,116	833
Parts, supplies and other	45,772	34,296
Total inventories	$77,518	$52,270

At December 31, 2022 and 2021, inventories included depreciation of approximately $4.4 million and $3.1 million, respectively.

December 31, 2022 | 59

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset	Range of Useful Lives, in Years
Land and improvements	10 to 30
Buildings and improvements	3 to 30
Automotive equipment	5 to 30
Machinery and equipment	1 to 30
Other	3 to 10

Property, plant, and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Machinery and equipment	$1,432,875	$1,410,203
Buildings and improvements	17,461	17,598
Automotive equipment	16,377	16,433
Land and improvements	14,604	14,199
Construction in progress	7,858	14,167
Other	3,035	2,221
	1,492,210	1,474,821
Less: Accumulated depreciation and amortization	(681,216)	(624,359)
Total property, plant and equipment, net	$810,994	$850,462

Leasehold improvements and assets held under finance leases are depreciated or amortized utilizing the straight-line method over the shorter of the contractual lease term or the estimated useful life of the asset. Expenditures for routine maintenance and repair costs are expensed when incurred and are reported in Direct operating expenses (exclusive of depreciation and amortization) in the Partnership’s Consolidated Statements of Operations. For the years ended December 31, 2022, 2021, and 2020, depreciation and amortization expenses were $81.3 million, $72.4 million, and $75.0 million, respectively. During the planning and execution of the turnarounds at the Coffeyville and East Dubuque Facilities in 2022 and 2021, the Partnership updated the estimated useful lives of certain assets, which resulted in additional depreciation expense of $12.7 million and $4.5 million during the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

Leases

At inception, the Partnership determines whether an arrangement is a lease and the appropriate lease classification. Operating leases are included as operating lease right-of-use (“ROU”) assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. When applicable, finance leases are included as ROU finance leases within Property, plant, and equipment, net, and finance lease liabilities within Other current liabilities and Long-term debt, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Partnership recognizes lease expense for these leases on a straight-line basis over the expected lease term.

ROU assets represent the Partnership’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement

December 31, 2022 | 60

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date based on the present value of minimum lease payments over the lease term using an incremental borrowing rate with a maturity similar to the lease term, as our leases do not generally provide an implicit rate. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation and interest is recorded as interest expense. A lease modification is assessed to conclude whether it is a separate new contract or a modified contract. If it is a modified contract, the Partnership reconsiders the lease classification and remeasures the lease.

Deferred Financing Costs

Lender and other third-party costs associated with debt issuances are deferred and amortized to interest expense and other financing costs using the effective-interest method over the term of the debt. Deferred financing costs related to line-of-credit arrangements are amortized using the straight-line method through the maturity date of the facility. The deferred financing costs are included net within Long-term debt, net and in Other long-term liabilities for the line-of-credit arrangements where no debt balance exists.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets (excluding goodwill, intangible assets with indefinite lives, and deferred tax assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.

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

One of our reporting units, the Coffeyville Facility, had a goodwill balance of $41.0 million at December 31, 2019, which was fully impaired during the second quarter of 2020 when it was determined the estimated fair value of the Coffeyville Facility reporting unit did not exceed its carrying value. As there was no goodwill balance as of December 31, 2022 and 2021, no annual impairment review was performed.

Asset Retirement Obligations

The Partnership records an asset retirement obligation (“ARO”) at fair value for the estimated cost to retire a tangible long-lived asset at the time the liability is incurred, which is generally when the asset is purchased, constructed, or leased. The liability is recorded when there is a legal or contractual obligation to incur costs to retire the asset and only when a reasonable estimate of the fair value can be made.

Loss Contingencies

In the ordinary course of business, CVR Partners may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss will be incurred and the loss can be reasonably estimated. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities depending on when the Partnership expects to expend such amounts. As of December 31, 2022 and 2021, there are no matters or contingencies that require recognition or disclosure.

December 31, 2022 | 61

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental, Health & Safety (“EH&S”) Matters

The Partnership is subject to various stringent federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Management periodically reviews and, as appropriate, revises its environmental accruals. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities depending on when the Partnership expects to expend such amounts. As of December 31, 2022 and 2021, no liabilities have been recognized for environmental remediation matters, as no matters have been identified that are considered to be probable or estimable.

Revenue Recognition

The Partnership’s revenue is generated from contracts with customers and is recognized at a point in time when performance obligations are satisfied by transferring control of the products or services to a customer. The transfer of control occurs upon delivery of the product, as the customer accepts the product, has title and significant risks and rewards of ownership of the product, physical possession of the product has been transferred, and we have the right to payment.

The transaction prices of the Partnership’s contracts are either fixed or based on market indices, and any uncertainty related to the variable consideration when determining the transaction price is resolved on the pricing date or the date when the product is delivered. The payment terms depend on the product and type of contract, but generally require customers to pay within 30 days or less, and do not contain significant financing components.

Any pass-through finished goods delivery costs reimbursed by customers are reported in Net sales, while an offsetting expense is included in Cost of materials and other. Non-monetary product exchanges which are entered into in the normal course of business are included on a net cost basis in Cost of materials and other on our Consolidated Statements of Operations. Qualifying excise and other taxes collected from customers and remitted to governmental authorities are recorded as a reduction of the transaction price.

Certain sales contracts require customer prepayment prior to product delivery to guarantee a price and supply of nitrogen fertilizer. Deferred revenue is recorded at the point in time in which a prepaid contract is legally enforceable and the associated right to consideration is unconditional prior to transferring product to the customer. An associated receivable is recorded for uncollected prepaid contract amounts.

Cost Classifications

Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia, and purchased hydrogen. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround, and environmental and safety compliance costs, as well as catalyst and chemical costs. Each of these financial statement line items are also impacted by changes in inventory balances, as they include inventory production costs. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries, as discussed in Note 7 (“Share-Based Compensation”). Selling, general and administrative expenses consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology, and maintaining the corporate and administrative offices in Texas and Kansas.

Turnaround Expenses

Turnarounds represent major maintenance activities that require the shutdown of significant parts of a plant to perform necessary inspections, cleanings, repairs, and replacements of assets. Costs incurred for routine repairs and maintenance or unplanned outages at our facilities are expensed as incurred. Planned turnaround activities vary in frequency dependent on refinery units, but generally occur every two to three years.

December 31, 2022 | 62

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership follows the direct-expense method of accounting for turnaround activities. Costs associated with these turnaround activities are included in Direct operating expenses (exclusive of depreciation and amortization) in the Consolidated Statements of Operations. During the years ended December 31, 2022, 2021, and 2020, the Partnership incurred turnaround expenses of $33.4 million, $2.9 million, and $0.7 million, respectively.

Share-Based Compensation

The Partnership accounts for share-based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Currently, all of the Partnership’s share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to award vesting. See Note 7 (“Share-Based Compensation”) for further discussion.

Income Taxes

The Partnership accounts for income taxes utilizing the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the amounts recorded in the accounting books and their respective tax basis. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the deferred income tax assets, including net operating loss and state tax credit carryforwards, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Further, the Partnership recognizes interest expense (income) and penalties on income tax deficiencies (refunds) in Income tax expense.

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

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In March 2020, FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This guidance applies to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates. The guidance is effective beginning on March 12, 2020 through the sunset date of Topic 848, which is currently expected to occur on December 31, 2024. The Partnership has not utilized any of the optional expedients or exceptions available under this guidance and will continue to assess whether this guidance is applicable throughout the effective period.

December 31, 2022 | 63

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Most of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased property. Additionally, certain of our lease agreements include rental payments, which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Furthermore, we do not have any material lessor or sub-leasing arrangements.

Balance Sheet Summary at December 31, 2022 and 2021

The following tables summarize the ROU asset and lease liability balances for the Partnership’s operating and finance leases at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Railcars	$10,449	$—	$4,570	$—
Real estate and other	2,370	—	2,755	34
Lease liability
Railcars	10,449	—	4,570	—
Real estate and other	456	—	665	—

Lease Expense Summary for the Years Ended December 31, 2022, 2021, and 2020

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the years ended December 31, 2022, 2021, and 2020, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease expense	$4,230	$3,827	$4,113
Finance lease expense:
Amortization of ROU asset	34	102	101
Interest expense on lease liability	—	2	6
Short-term lease expense	2,839	1,174	372

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and lease liabilities at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.3 years	0.0 years	2.1 years	0.0 years
Weighted-average discount rate	5.5%	—%	5.1%	—%

December 31, 2022 | 64

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s liabilities at December 31, 2022. There were no finance lease payments remaining at December 31, 2022.

(in thousands)	Operating Leases
Year Ending December 31,
2023	$3,402
2024	2,718
2025	2,302
2026	2,042
2027	1,756
Thereafter	—
Total lease payments	12,220
Less: imputed interest	(1,315)
Total lease liability	$10,905

On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an amount of approximately $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected within the next 12 months.

(4) Other Current Liabilities

Other current liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Share-based compensation	$9,231	$5,888
Personnel accruals	7,539	7,920
Operating lease liabilities	2,931	3,052
Accrued insurance	2,283	718
Accrued taxes other than income taxes	1,789	1,744
Sales incentives	1,772	1,555
Accrued interest	1,404	1,654
Other accrued expenses and liabilities	768	1,870
Total other current liabilities	$27,717	$24,401

December 31, 2022 | 65

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Long-Term Debt

Long-term debt, net consists of the following:

	December 31,
(in thousands)	2022	2021
9.25% Senior Secured Notes, due June 2023 (1)	$—	$65,000
6.125% Senior Secured Notes, due June 2028 (1)	550,000	550,000
Unamortized discount and debt issuance costs	(3,200)	(4,358)
Total long-term debt	$546,800	$610,642

(1)The $65 million outstanding balance of the 2023 Notes, defined below, was paid in full on February 22, 2022 at par, plus accrued and unpaid interest. The estimated fair value of the 2028 Notes, defined below, was approximately $493.3 million and $580.3 million as of December 31, 2022 and 2021, respectively. These estimates of fair value are a Level 2 measurement, as defined by ASC Topic 820 - Fair Value Measurements and Disclosure, as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of December 31, 2022	Outstanding Letters of Credit	Available Capacity as of December 31, 2022	Maturity Date
ABL Credit Facility	$35,000	$—	$—	$35,000	September 30, 2024

9.25% Senior Secured Notes due June 2023

On June 10, 2016, CVR Partners and its subsidiary, CVR Nitrogen Finance Corporation (“Finance Co.” and, together with CVR Partners, the “2023 Notes Issuers”), certain subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and as collateral trustee, completed a private offering of $645 million aggregate principal amount of 9.25% Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes would have matured on June 15, 2023, but the 2023 Notes Issuers redeemed the remaining outstanding balance at par plus accrued and unpaid interest to the applicable redemption date on February 22, 2022. Interest on the 2023 Notes was paid semi-annually in arrears on June 15 and December 15 of each year and were guaranteed on a senior secured basis by all of the Partnership’s existing subsidiaries.

The 2023 Notes contained customary covenants for a financing of this type that, among other things, restricted CVR Partners’ ability and the ability of certain of its subsidiaries to have: (i) sold assets; (ii) paid distributions on, redeemed or repurchased the Partnership’s units or redeemed or repurchased its subordinated debt; (iii) made investments; (iv) incurred or guaranteed additional indebtedness or issued preferred units; (v) created or incurred certain liens; (vi) entered into agreements that restrict distributions or other payments from the Partnerships’ restricted subsidiaries to the Partnership; (vii) consolidated, merged or transferred all or substantially all of the Partnerships’ assets; (viii) engaged in transactions with affiliates; and (ix) created unrestricted subsidiaries. In addition, the indenture contained customary events of default, the occurrence of which would have resulted in or permitted the trustee or the holders of at least 25% of the 2023 Notes to have caused the acceleration of the 2023 Notes, in addition to pursuing other available remedies.

During 2021, the Partnership redeemed $580 million in aggregate principal amounts of the outstanding 2023 Notes at par. On February 22, 2022, the Partnership redeemed all of the remaining outstanding 2023 Notes at par and settled accrued and unpaid interest of approximately $1.1 million through the date of redemption. As a result of this transaction, the Partnership recognized a loss on extinguishment of debt of $0.6 million in the first quarter of 2022, which includes the write-off of unamortized deferred financing costs and discount of $0.2 million and $0.4 million, respectively.

6.125% Senior Secured Notes due June 2028

On June 23, 2021, CVR Partners and Finance Co. (the “Issuers”), completed a private offering of $550 million aggregate principal amount of 6.125% Senior Secured Notes due June 2028 (the “2028 Notes”). Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 each year, commencing on December 15, 2021. The 2028 Notes mature

December 31, 2022 | 66

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on June 15, 2028, unless earlier redeemed or repurchased by the Issuers. The 2028 Notes are jointly and severally guaranteed on a senior secured basis by all the existing domestic subsidiaries of CVR Partners, excluding Finance Co.

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

ABL Credit Agreement

On September 30, 2021, CVR Partners, LP and its subsidiaries, CVR Nitrogen, LP, EDNF, CRNF, CVR Nitrogen Holdings, LLC, Finance Co. and CVR Nitrogen GP, LLC, entered into the ABL Credit Facility with Wells Fargo Bank National Association, a national banking association (“Wells Fargo”), as administrative agent, collateral agent, and lender. The ABL Credit Facility has an aggregate principal amount of availability of up to $35.0 million with an incremental facility, which permits an increase in borrowings of up to $15.0 million in the aggregate subject to additional lender commitments and certain other conditions. The proceeds of the loans may be used for general corporate purposes of the Partnership and its subsidiaries. The ABL Credit Facility provides for loans and letters of credit, subject to meeting certain borrowing base conditions, with sub-limits of $3.5 million for swingline loans and $10.0 million for letters of credit. The ABL Credit Facility is scheduled to mature on September 30, 2024.

Beginning September 30, 2021, loans under the Partnership’s ABL Credit Facility bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if our quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if our quarterly excess availability is greater than or equal to 50% but less than 75%, or (iii) (a) 2.115% plus SOFR or (b) 1.115% plus a base rate, otherwise. The borrowers must also pay a commitment fee on the unutilized commitments and also pay customary letter of credit fees.

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

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2022.

December 31, 2022 | 67

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Revenue

The following table presents the Partnership’s revenue, disaggregated by major product:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Ammonia	$199,523	$146,140	$94,117
UAN	556,519	316,014	198,258
Urea products	33,506	28,746	14,115
Net sales, exclusive of freight and other	789,548	490,900	306,490
Freight revenue (1)	34,770	31,419	33,329
Other revenue	11,266	10,262	10,134
Net sales	$835,584	$532,581	$349,953

(1)Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of December 31, 2022, the Partnership had approximately $4.6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $4.4 million of these performance obligations as revenue by the end of 2023 and the remaining balance during 2024.

Contract Balances

A summary of the deferred revenue activity for the year ended December 31, 2022 is presented below:

(in thousands)
Balance at December 31, 2021	$87,060
Add:
New prepay contracts entered into during the period (1)	116,832
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(85,840)
Revenue recognized related to contracts entered into during the period	(69,613)
Other changes	(923)
Balance at December 31, 2022	$47,516

(1)Includes $83.0 million where payments associated with prepaid contracts were collected as of December 31, 2022.

Major Customers

CVR Partners had two customers who comprised 30% and 26% of net sales for the years ended December 31, 2022 and 2020, respectively, and one customer who comprised 13% of net sales for the year ended December 31, 2021.

(7) Share-Based Compensation

Overview

CVR Partners has a Long-Term Incentive Plan (“CVR Partners LTIP”) which permits the granting of options, stock and unit appreciation rights (“SARs”), restricted shares, restricted stock units, phantom units, unit awards, substitute awards, other

December 31, 2022 | 68

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unit-based awards, cash awards, dividend and distribution equivalent rights, share awards, and performance awards (including performance share units, performance units, and performance-based restricted stock). Individuals who are eligible to receive awards under or in connection with the CVR Partners LTIP include any director, officer, employee, employee candidate, consultant, or advisor of the Partnership, its subsidiaries, or its parent.

CVR Partners’ Phantom Unit Awards and Compensation Expense

Phantom unit awards that have been granted to officers, employees, and directors (the “Share-Based Awards”) reflect the value and distributions of CVR Partners, as applicable. Each Share-Based Award and the related distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit, in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid, as applicable, from the grant date through the vesting date. The Share-Based Awards are generally graded-vesting awards, which vest over three years with one-third of the award vesting each year the grantee remains employed by the Partnership and its subsidiaries. Compensation expense is recognized ratably, based on service provided to the Partnership and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being remeasured to fair value at the end of each reporting period due to their liability-award classification.

A summary of phantom unit award activity during the year ended December 31, 2022 is presented below:

(in thousands, except per unit data)	Units (1)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2021	361,840	$18.89	$29,921
Granted	33,395	109.83
Vested	(178,411)	19.72
Forfeited	(16,515)	25.38
Non-vested at December 31, 2022	200,309	$37.58	$20,147

(1)As of December 31, 2022, there are no outstanding awards under the CVR Partners LTIP, and the only outstanding and unvested phantom awards are issued in connection with, not under, the CVR Partners LTIP.

Unrecognized compensation expense associated with the phantom units at December 31, 2022 was approximately $10.6 million, which is expected to be recognized over a weighted average period of 1.4 years. Compensation expense recorded for the years ended December 31, 2022, 2021, and 2020 related to these awards was approximately $25.7 million, $27.0 million, and $0.6 million, respectively.

As of December 31, 2022 and 2021, the Partnership had a liability of $9.7 million and $9.1 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights and, for the years ended December 31, 2022, 2021, and 2020, paid cash of $17.7 million, $11.1 million, and $0.5 million, respectively, to settle liability-classified awards upon vesting.

As of December 31, 2022 and 2021, CVR Energy had a liability associated with the CVR Partners LTIP of $3.8 million and $3.3 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights and, for the years ended December 31, 2022, 2021, and 2020, paid cash of $7.0 million, $4.4 million, and $0.3 million, respectively, to settle liability-classified awards upon vesting under the CVR Partners LTIP.

Incentive Unit Awards — CVR Energy

CVR Energy grants awards of incentive units and dividend equivalent rights to certain of its employees and those of its subsidiaries, including CVR GP, who provide shared services for CVR Energy and its subsidiaries, including the Partnership. Costs related to these incentive unit awards are allocated to the Partnership based on time spent on Partnership business. Total compensation expense allocated to the Partnership for the years ended December 31, 2022, 2021, and 2020 related to the incentive units was $5.3 million, $2.3 million and $0.4 million, respectively.

December 31, 2022 | 69

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership had no separate liabilities related to these incentive unit awards as of December 31, 2022 and 2021, as the allocation of compensation expense for incentive unit awards is part of the amount charged to the Partnership under the Corporate MSA. For the years ended December 31, 2022 and 2021, the Partnership had no reimbursements related to its allocated portion of CVR Energy’s incentive unit awards payments, and for the year ended December 31, 2020, the Partnership made reimbursements to CVR Energy of $2.2 million. See Note 9 (“Related Party Transactions”) for further discussion of the Corporate MSA.

Performance Unit Awards

Pursuant to the amended employment agreement, effective December 22, 2021, with the Partnership’s Executive Chairman, CVR Energy amended the performance award agreement (the “Performance Unit Award Agreement”) to extend the end of the performance period thereunder to December 31, 2024. The Performance Unit Award Agreement represents the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy’s common stock over the 30-day trading period from January 6, 2025 through February 20, 2025 is equal to or greater than $60 per share. Under the Performance Unit Award Agreement, no compensation costs were recognized for the years ended December 31, 2022 and 2020. For the year ended December 31, 2021, the Partnership recognized a benefit of $0.6 million. Under the Performance Unit Award Agreement, as of December 31, 2022 and 2021, the Partnership had no outstanding liability. Once the performance parameters are probable of being met under the Performance Unit Award Agreement, the Partnership’s allocated portion of unrecognized compensation costs would be approximately $2.3 million.

Other Benefit Plans

CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (collectively, the “Plans”), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR Partners provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership’s matching contributions and contain a provision to count service with predecessor organizations. The Partnership had contributions under the Plans of approximately $2.3 million and $1.9 million for the years ended December 31, 2022 and 2020, respectively. The Partnership had no contributions during the year ended December 31, 2021, as the Partnership’s matching contributions for the Plans were suspended effective January 1, 2021 and resumed effective January 1, 2022.

(8) Commitments

Supply Commitments

The Partnership is a party to various supply agreements with both related and third parties which commit the Partnership to purchase minimum volumes of hydrogen, oxygen, nitrogen, pet coke, and natural gas to run its plants’ operations.

The minimum required payments for unconditional purchase obligations, including the natural gas purchases outlined below, are as follows:

(in thousands)	Unconditional Purchase Obligations
Year Ending December 31,
2023	$56,364
2024	15,881
2025	15,347
2026	15,047
2027	15,047
Thereafter	32,703
$150,389

December 31, 2022 | 70

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership is also party to natural gas supply agreements with various third-parties. Natural gas expense for the years ended December 31, 2022, 2021, and 2020 totaled approximately $77.9 million, $52.9 million, and $32.4 million, respectively, and is included in Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization).

The Partnership entered into the Coffeyville Master Service Agreement (“Coffeyville MSA”) with Coffeyville Resources Refining & Marketing, LLC (“CRRM”), an indirect, wholly-owned subsidiary of CVR Energy, pursuant to which, it agrees to pay a monthly fee for pet coke purchases. The Partnership’s Coffeyville Facility obtains a significant amount (44% on average during the last five years, 47% in 2022) of the pet coke it needs from the Coffeyville MSA. Any remaining pet coke needs are required to be purchased from various third parties. The price paid pursuant to the Coffeyville MSA is based on the lesser of a pet coke price derived from the price received for UAN (the “UAN-based Price”) or a pet coke price index. The UAN-based Price begins with a pet coke price of $25 per ton based on a price per ton for UAN that excludes transportation cost (“netback price”) of $205 per ton, and adjusts up or down $0.50 per ton for every $1.00 change in the netback price. The UAN-based price has a ceiling of $40 per ton and a floor of $5 per ton. See Note 9 (“Related Party Transactions”) for further discussion of the Coffeyville MSA.

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

The Partnership, with respect to the Coffeyville Facility, is also party to the Messer Agreement, pursuant to which, it is required to take as available and pay for the supply of oxygen and nitrogen to the plant. This agreement was renewed and commenced in July 2020 for an initial term of 15 years with annual renewals thereafter. Expenses associated with this agreement are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2022, 2021, and 2020, totaled approximately $3.8 million, $3.9 million, and $4.2 million, respectively.

In addition to the related party Coffeyville MSA, the Coffeyville Facility has pet coke supply agreements with multiple third-party refineries to purchase approximately 233,500 tons of pet coke at a fixed price for delivery at different dates through December 2023. The Coffeyville Facility has historically purchased third-party pet coke based on spot purchases and supply agreements in place at the time. The delivered cost of third-party pet coke purchases is included in Cost of materials and other and totaled approximately $14.6 million, $17.4 million, and $17.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Omnibus Agreement

We are party to an omnibus agreement with CVR Energy and our general partner, pursuant to which we have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or the unitholders whatsoever. These obligations will continue so long as CVR Energy owns at least 50% of our general partner. There was no activity reported under this agreement during the years ended 2022, 2021, and 2020.

December 31, 2022 | 71

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•Coke Supply - CRRM must deliver, and our Coffeyville Facility must purchase, during each calendar year an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke or (ii) 500,000 tons of pet coke. If during a calendar month, more than 41,667 tons of pet coke is produced and available for purchase, then the Coffeyville Facility will have the option to purchase the excess at the purchase price provided for in the agreement. If the option is declined, CRRM may sell the excess to a third-party.

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

In February 2023, CRRM assigned its interests in the Coffeyville MSA to affiliates, which are newly formed, indirect wholly-owned subsidiaries of CVR Energy, following consent to such assignment by CRNF.

Corporate MSA

Also effective January 1, 2020, the Conflicts Committee of the Board and the audit committee of CVR Energy approved, and the parties entered into the Corporate MSA between CVR Services and certain of its affiliates, including CVR Energy, CVR GP and the Partnership and its subsidiaries, which is comprised of various management and service agreements effectively replacing other related party agreements, on substantially equivalent terms, in place for 2019 (the “Replaced Corporate Agreements”). In addition to affirming the terms and services described in the Replaced Corporate Agreements and resetting the durations thereof, as applicable, commencing January 1, 2020, the Corporate MSA provides for payment by each service recipient under the Corporate MSA of a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup. Either CVR Services or CVR GP may terminate the Corporate MSA upon at least 90 days’ notice.

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

December 31, 2022 | 72

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For services performed in connection with the services agreement, the Partnership recognized personnel costs, excluding amounts related to share based compensation (refer to Note 7 (“Share-Based Compensation”)), of $8.3 million, $8.1 million, and $6.6 million, respectively, for the years ended December 31, 2022, 2021, and 2020.

Related Party Activity

Activity associated with the Partnership’s related party arrangements for the years ended December 31, 2022, 2021, and 2020 is summarized below:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Sales to related parties (1)	$312	$308	$993
Purchases from related parties (2)	56,427	41,717	26,276

	December 31,
	2022	2021
Due to related parties (3)	$4,518	$3,580

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

Environmental Agreement

CRNF is a party to an environmental agreement with CRRM which provides for certain indemnification and access rights in connection with environmental matters affecting CVR Energy’s Coffeyville refinery and the Coffeyville Facility. To the extent that liability arises from environmental contamination that is caused by CRRM but is also commingled with environmental contamination caused by CRNF, CRRM may elect, in its sole discretion and at its own cost and expense, to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that CRRM will not waive any rights to indemnification or compensation otherwise provided for in the agreement. No liability under this agreement was recorded as of December 31, 2022 and 2021.

In February 2023, CRRM assigned its interests in the Environmental Agreement to an affiliate, which is a newly formed, indirect wholly-owned subsidiary of CVR Energy, following consent to such assignment by CRNF.

December 31, 2022 | 73

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terminal and Operating Agreement

CRNF entered into a lease and operating agreement with Coffeyville Resources Terminal, LLC, an indirect wholly owned subsidiary of CVR Energy (“CRT”), under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. Under the terms of this agreement, CRNF will pay CRT $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal, and $4.00 per ton of UAN taken out of the terminal.

Property Exchange

On October 18, 2019, the Conflicts Committee of the Board and on October 22, 2019, the audit committee of CVR Energy each agreed to authorize the exchange of certain parcels of property owned by subsidiaries of CVR Energy with an equal number of parcels owned by subsidiaries of CVR Partners, all located in Coffeyville, Kansas (the “Property Exchange”). On February 19, 2020, a subsidiary of CVR Energy and a subsidiary of CVR Partners executed the Property Exchange agreement. This Property Exchange will enable each such subsidiary to create a more usable, contiguous parcel of land near its own operating footprint. CVR Energy and the Partnership accounted for this transaction in accordance with the FASB ASC Topic 805-50, Business Combinations (“Topic 805-50”), guidance on transferring assets between entities under common control. This transaction had a net impact to the Partnership’s partners’ capital of less than $0.1 million.

Distributions to CVR Partners’ Unitholders

The Board has a policy for the Partnership to distribute all available cash, as determined by the Board in its sole discretion, generated on a quarterly basis. Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for each quarter is determined by the Board following the end of such quarter.

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of December 31, 2022 and 2021 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 22, 2021	2.93	19,893	11,404	31,297
Total 2021 quarterly distributions		$4.65	$31,571	$18,098	$49,669

There were no quarterly distributions declared or paid by the Partnership related to the first quarter of 2021 or the fourth quarter of 2020. During the year ended December 31, 2020, there were no quarterly distributions declared or paid by the Partnership.

For the fourth quarter of 2022, the Partnership, upon approval by the Board on February 21, 2023, declared a distribution of $10.50 per common unit, or $111.0 million, which is payable March 13, 2023 to unitholders of record as of March 6, 2023.

December 31, 2022 | 74

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of this amount, CVR Energy will receive approximately $40.9 million, with the remaining amount payable to public unitholders.

(10) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures and deferred financing costs included in accounts payable are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$110	$27	$69
Cash paid for interest	35,164	51,369	59,850
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,474	3,652	4,117
Operating cash flows from finance leases	—	2	6
Financing cash flows from finance leases	—	96	100
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	(3,222)	5,092	(2,167)
Change in deferred financing costs included in accounts payable	—	675	—

(11) Subsequent Events

We believe that certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, we entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the Internal Revenue Service safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030. In January 2023, we received an initial upfront payment, net of expenses, of approximately $18.1 million and could receive up to an additional $60 million in payments through March 31, 2030, if certain carbon oxide capture and sequestration milestones are met, subject to the terms of the applicable agreements. The foregoing summaries of the agreements do not purport to be complete and are qualified in their entirety by the terms of the relevant agreements, which will be filed with the Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

The Partnership evaluated all other subsequent events, if any, that would require an adjustment to the Partnership’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of these consolidated financial statements. Where applicable, the notes to these consolidated financial statements have been updated to discuss all significant subsequent events which have occurred.

December 31, 2022 | 75

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting.

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2022. The Partnership’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Part II, Item 8 of this Report, has issued a report on the effectiveness of the Partnership’s internal control over financial reporting. This report can be found under Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting.

There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

On February 20, 2023, the Compensation Committee of our Board adopted the CVR Partners, LP 2023 Performance Based Bonus Plan (the “2023 UAN Plan”), which applies to all eligible employees of our subsidiaries and contains terms equivalent to the CVR Partners, LP 2022 Performance Based Bonus Plan. The 2023 UAN Plan will be filed with the Partnership’s Quarterly Report on Form 10-Q for the period ending March 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

December 31, 2022 | 76

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management of CVR Partners, LP

As a publicly traded partnership, we are managed by our general partner, CVR GP, LLC (“General Partner”), either directly by its board of directors (the “Board”), by the General Partner’s executive officers (who are appointed by the Board) or by our General Partner’s sole member, CVR Services, LLC (“CVR Services”) an indirect wholly owned subsidiary of CVR Energy, Inc. (“CVR Energy”) subject to the terms and conditions specified in our partnership agreement. Limited partners are not entitled to directly or indirectly participate in our management or operations. Neither our General Partner nor the members of its Board are elected by our unitholders, and none are subject to re-election on a regular basis in the future.

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

The Board

As of December 31, 2022, the Board consisted of three directors affirmatively determined by the Board to be independent, non-employee directors (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea); one non-management director who is also an officer of Icahn Enterprises L.P. (“IEP”) (David Willetts); as well as two directors who are executive officers of our General Partner (David L. Lamp, our Executive Chairman, and Mark A. Pytosh, our President and Chief Executive Officer). One other non-management director who is currently or was previously an officer or employee of IEP also served as our director during 2022: Kapiljeet Dargan (until June 23, 2022). The Board is led by its Chairman of the Board, Mr. Lamp. As required by our Corporate Governance Guidelines, the Board oversees the business of the Partnership, including its fundamental financial and business strategies and major corporate actions, significant risks facing the Partnership and its risk management activities, and the Partnership’s Environmental, Social and Governance (“ESG”) initiatives. The Board also periodically evaluates its composition, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board believes its current structure and composition is best for the Partnership and its unitholders at this time. All actions of the Board, other than any matters delegated to a committee, will require approval by majority vote of the directors, with each director having one vote. The directors of our General Partner hold office until the earlier of their death, resignation or removal. In 2022, the Board met four times and acted three times by written consent. All of the directors who served during 2022 attended at least 75% of the total meetings of the Board and each of the committees on which such director served during their respective tenure.

December 31, 2022 | 77

The following table sets forth the names, positions, ages, and a description of the backgrounds, experience, and qualifications of our directors, as of February 21, 2023:

Name, Position and Age	Principal Occupation, Experience and Qualifications (1)
David L. Lamp
Executive Chairman and
Chairman of the Board
Age: 65

Current Public Company Directorships:
CVR Partners, LP (January 2018 to Current)
CVR Energy, Inc. (January 2018 to Current)

Former Public Company Directorships: CVR Refining, LP (January 2018 to February 2019)

Mr. Lamp has served as our director and Chairman of the Board since January 2018. Mr. Lamp has served as the Executive Chairman of our general partner and as President and Chief Executive Officer of our affiliate, CVR Energy, since December 2017, and as a Director of CVR Energy, since January 2018. Mr. Lamp has more than forty years of technical, commercial and operational experience in the refining and chemical industries. He previously served as a director of the general partner of our affiliate, CVR Refining, LP (“CVRR”), an independent downstream energy limited partnership, from January 2018 to February 2019; and as president and chief operating officer of Western Refining, Inc. (“WNR”), formerly an independent refining and marketing company, from July 2016 until its sale to Andeavor in June 2017. Mr. Lamp serves on the Board of Directors of the American Fuel & Petrochemical Manufacturers Association and is a past Chairman. Mr. Lamp graduated from Michigan State University with a Bachelor of Science in Chemical Engineering. We believe Mr. Lamp's extensive knowledge and experience in the refining and chemical industries, as well as his significant background serving in key executive roles at public and private companies and strong leadership skills make him well qualified to serve as our director.

Mark A. Pytosh President and Chief Executive Officer and Director Age: 58 Current Public Company Directorships: CVR Partners, LP (2011 to Current)
Mr. Pytosh has served as a Director and the President and Chief Executive Officer of our general partner, since 2011 and 2014, respectively, as well as the Executive Vice President – Corporate Services for our affiliate, CVR Energy, since January 2018. Mr. Pytosh has over thirty years of experience in senior executive roles, including as chief financial officer, with various companies in the fertilizer, petroleum refining, environmental, power, solid waste and investment banking industries. Mr. Pytosh has served as a director of the University of Illinois Foundation since 2007 and The Fertilizer Institute since 2015. Mr. Pytosh received a Bachelor of Science degree in chemistry from the University of Illinois, Urbana-Champaign. Based on Mr. Pytosh’s extensive business and financial experience and significant background serving in key executive roles, we believe that he is well qualified to serve as our director.

Donna R. Ecton Director Age: 75 Current Public Company Directorships: CVR Partners, LP (2008 to Current) Former Public Company Directorships: KAR Auction Services, Inc. (2013 to 2019)	Ms. Ecton has served as our director since 2008. Ms. Ecton is chairman and chief executive officer of EEI Inc. which she founded in 1998. EEI is a management consulting practice which provides private equity and sub debt firms with turnaround assistance, due diligence through market/operational assessments of companies being considered for acquisition, as well as mentoring and coaching for executive officers. Ms. Ecton has more than thirty-five years of experience serving in director and executive leadership roles for public and privately held companies in the banking, automotive, food processing, retailing, mail services, and other industries, as well as for non-profit organizations. Ms. Ecton earned her MBA from the Harvard Graduate School of Business Administration, and received her BA in economics from Wellesley College, graduating as a Durant Scholar. Ms. Ecton serves on the Board of Trustees of Hillsdale College. Ms. Ecton was elected and served on the Harvard Board of Overseers, and as president of the Harvard Business School Association’s Executive Council. She also served on the Business Advisory Council of the Carnegie Mellon Graduate School of Industrial Administration. We believe Ms. Ecton's significant background as both an executive officer and director of public companies and extensive experience in finance is an asset to our Board. Her knowledge and experience, as well as risk oversight expertise, provide the audit committee with valuable perspective in managing the relationship with our independent accountants and in the performance of financial auditing oversight.

December 31, 2022 | 78

Frank M. Muller, Jr. Director Age: 80 Current Public Company Directorships: CVR Partners, LP (2008 to Current)
Mr. Muller has served as our director since 2008. Mr. Muller is currently the president of Toby Enterprises, which he founded in 1999 to invest in startup companies, and until 2018, served as the chairman of Topaz Technologies, LTD., a software engineering company. Until August 2009, Mr. Muller served as chairman and chief executive officer of the technology design and manufacturing from TenX Technology, Inc., which he founded in 1985. Mr. Muller has more than forty years of experience in the technology, energy and petroleum, chemical, and other industries, including in senior executive roles, and in roles focusing on business acquisitions and joint ventures. Mr. Muller served in the United States Army and received a BS and MBA from Texas A&M University. Mr. Muller's experience in the chemical industry and expertise in developing and growing new businesses make him well qualified to serve as our director.

Peter K. Shea
Director
Age: 71

Current Public Company Directorships:
CVR Partners, LP (2014 to Current)
Viskase Companies, Inc. (2006 to Current)

Former Public Company Directorships:
Hennessy Capital lV (2019 to 2020)
Voltari Corporation (2015 to 2019)
Trump Entertainment Resorts (2016 to 2017)
Hennessy Capital II (2016 to 2017)
Hennessy Capital III (2017 to 2018).

Mr. Shea has been our director since 2014. Mr. Shea served as an operating partner of Snow Phipps, a private equity firm, from 2013 to 2021. He has served as a director of Viskase Companies, Inc., a meat casing company (“Viskase”), since October 2006, and currently serves as its audit committee chair. Mr. Shea previously served as a director of Voltari Corporation, a company in the business of acquiring, financing and leasing commercial real properties (“Voltari”), and as its chairman, from September 2015 to July 2019; Trump Entertainment Resorts (“TER”) from January 2017 to June 2017; and Hennessy Capital Acquisition Company II from July 2016 to February 2017, Hennessy Capital Acquisition Company III from July 2017 to October 2018, and Hennessy Capital Acquisition Company IV from February 2019 to December 2020, all three of which were special purpose acquisition companies. He has also served as a director of DecoPac, Inc., a privately-held supplier of bakery goods, and as its chairman, from 2017 to 2021; FeraDyne Outdoors, LLC, a privately-held manufacturer of sporting goods products, and as its chairman from May 2014 to February 2019; and Teasdale Foods Inc., a privately-held provider of Hispanic food products, and as its chairman from November 2014 to February 2019. Mr. Shea was President of Icahn Enterprises G.P. Inc. and Head of Icahn Associates Portfolio Operations (“Icahn Associates”) from October 2006 to June 2009. Mr. Shea began his career with General Foods Corporation and has more than thirty years of experience serving in executive management roles in the food manufacturing and packaging industries, among others, and serving on the board of directors for numerous privately held companies. He has an M.B.A. from the University of Southern California and a B.B.A. from Iona College. We believe Mr. Shea's broad executive, financial and operational experience, combined with his extensive board experience will be an asset to our board and qualify him to serve as our director.

December 31, 2022 | 79

David Willetts Director Age: 47 Current Public Company Directorships: CVR Partners, LP (July 2021 to Current) CVR Energy, Inc. (July 2021 to Current) Viskase Companies, Inc. (June 2021 to Current)	Mr. Willetts has served as our director since July 2021. Mr. Willetts has been the chief executive officer and a director of Icahn Enterprises L.P. (“IEP”) since November 2021 and June 2021, respectively, and also served as IEP’s chief financial officer from June to November 2021. Prior to IEP, he served as a managing director at AlixPartners, a global consulting firm which specializes in improving corporate financial and operational performance and executing corporate turnarounds. Since 2012, Mr. Willetts has worked continuously with private equity firms and public companies in the industrial, automotive, consumer products, retail and energy sectors. Mr. Willetts has been a director of the general partner of CVR Partners, since July 2021; and a director and chairman of the board of Viskase, since June 2021. Mr. Willetts graduated from Franklin and Marshall College in 1997 Summa Cum Laude, with a B.A. in business, with a double concentration in accounting and finance. We believe that the significant business and financial experience of Mr. Willetts qualify him to serve as our director.

(1) Each of CVR Energy, CVRR, Icahn Associates, IEP, TER, Viskase and Voltari are indirectly controlled by Mr. Icahn.

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

December 31, 2022 | 80

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

Meetings in 2022: 4

(1) Audit Committee Financial Expert (2) Financially Literate (3) Independent, Non-Employee Director

December 31, 2022 | 81

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

Frank M. Muller, Jr., Chair (3) David Willetts
Meetings in 2022: 3
Acted by Written Consent in 2022: 2

(3) Independent, Non-Employee Director

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
Meetings in 2022: 2 (3) Independent, Non-Employee Director

December 31, 2022 | 82

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
Meetings in 2022: 1

(3) Independent, Non-Employee Director

Special Committee

Members:
➢ Evaluates and approves matters arising during the intervals between meetings of the Board that did not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of that Board.

➢ Exercises approval authority delegated to it by the Board.

David L. Lamp David Willetts
Acted by Written Consent in 2022: 2

Executive Sessions of Independent and Non-Management Directors

To promote open discussion among independent and non-management directors, we schedule regular executive sessions in which our non-management directors meet without management participation, as well as when our independent directors meet without management or any directors affiliated with IEP. During 2022, four of our six directors were non-management and three of our six directors were independent. Our non-management and independent directors met during five and nine executive sessions, respectively, in 2022. Ms. Ecton presided over the executive sessions held by our non-management and independent directors.

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

December 31, 2022 | 83

Compensation Committee Interlocks and Insider Participation

As of December 31, 2022, the Compensation Committee was comprised of Messrs. Muller and Willetts. During 2022, one other non-management director who was an officer and/or employee of IEP also served at various times on the Compensation Committee: Kapiljeet Dargan (until June 23, 2022). None of the members of the Compensation Committee during 2022 have, at any time, been an officer or employee of the Partnership or our General Partner and none have any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

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

Executive Officers

While the Board provides high-level strategy and guidance for the Partnership, our day-to-day activities are carried out by the executive officers of our General Partner, who are appointed by the Board and act within the authorities granted by the Board and our organizational documents, including those of the General Partner. Limited partners are not entitled to appoint the executive officers or directly or indirectly participate in our management or operations. In this report, we refer to the executive officers of our General Partner as “our executive officers.” The following table sets forth the names, positions, ages, background, experience and qualifications (as of February 21, 2023) of the executive officers of our General Partner, other than Messrs. Lamp and Pytosh, who are listed under “The Board” above.

Name	Principal Occupation, Experience and Qualifications
Dane J. Neumann Age: 38 Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (since October 2021)
Mr. Neumann has served as our Executive Vice President, Chief Financial Officer and Assistant Secretary and as our Treasurer, and in those same roles for our affiliate, CVR Energy, since October 2021 and February 2022, respectively. Prior to that, he served as our Interim Chief Financial Officer from August to October 2021, and as Vice President – Finance & Treasurer from June 2020 to October 2021, and in those same roles for CVR Energy, as well as in various other roles within our finance organization since June 2018, including Vice President of Financial Planning & Analysis and Director of Projects & Controls. Mr. Neumann has nearly 15 years of experience in the refining and petrochemicals industry in areas relating to finance, accounting, business development, planning and analytics. Before joining CVR Partners, Mr. Neumann served in various roles of increasing responsibility for several formerly publicly traded refining and marketing entities, including Andeavor and its affiliates from March 2011 until June 2018, including as director of commercial business planning and analytics from June 2017 until June 2018; and director of financial planning and analysis for Western Refining, Inc. and its affiliates (“WNR”), from 2017 until its acquisition by Andeavor (then Tesoro Corporation) in June 2017. Mr. Neumann obtained a Bachelor of Science in Finance and Political Science and a Master of Business Administration from the University of Minnesota and is a Certified Public Accountant.

December 31, 2022 | 84

Melissa M. Buhrig Age: 47 Executive Vice President, General Counsel and Secretary (since July 2018)	Ms. Buhrig has served as our Executive Vice President, General Counsel and Secretary, and in that same role for our affiliate, CVR Energy, since July 2018. Prior to joining CVR Partners, Ms. Buhrig served as executive vice president, general counsel and secretary of Delek US Holdings, Inc., a downstream energy company operating in the areas of refining, logistics, convenience stores, and asphalt, and the general partner of Delek Logistics Partners, LP, a master limited partnership with crude oil and refined product logistics and marketing assets, from October 2017 to June 2018, and held various positions with WNR, from November 2005 until July 2017 including senior vice president - services and compliance officer from August 2016 until WNR’s acquisition by Andeavor in June 2017. Ms. Buhrig received a Bachelor of Arts in Political Science from the University of Michigan and a Juris Doctor with honors from the University of Miami School of Law.
Jeffrey D. Conaway Age: 48 Vice President, Chief Accounting Officer & Corporate Controller (since August 2021)
Mr. Conaway has served as our Vice President, Chief Accounting Officer & Corporate Controller, and in that same role for our affiliate, CVR Energy, since August 2021. Mr. Conaway has over 25 years of experience in finance, accounting and auditing services. Mr. Conaway previously served as our Director – Commercial & Operations Accounting, and in that same role for CVR Energy, since August 2020. Prior to joining CVR Partners, Mr. Conaway served as assistant controller of Patterson-UTI Energy, Inc., an oilfield services company, from February 2019 and in various roles of increasing responsibility at CITGO Petroleum Corporation, a refiner, transporter and marketer of motor fuels, lubricants, and petrochemicals, since August 2010, including senior advisor from November 2017 to February 2019 and assistant controller – manufacturing & operations accounting from July 2014 until November 2017. Mr. Conaway obtained a Bachelor of Business Administration with a concentration in Accounting and a Master of Business Administration from Angelo State University and is a Certified Public Accountant.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements (the “Compensation Discussion and Analysis”) of our named executive officers (defined below) for 2022 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation actions. Our actual compensation actions may differ materially from the currently planned programs and payouts summarized in this discussion. This Compensation Discussion and Analysis provides unitholders with an understanding of our compensation philosophy, objectives, policies, and practices in place during 2022, as well as the factors considered by our Compensation Committee in making compensation decisions for 2022.

Named Executive Officers

This Compensation Discussion and Analysis focuses on the compensation of persons who served as our principal executive officers, our chief financial officer, and our next two other most highly compensated executive officers for 2022 (collectively, the “named executive officers”):

David L. Lamp	Executive Chairman
Mark A. Pytosh	President and Chief Executive Officer
Dane J. Neumann	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Melissa M. Buhrig	Executive Vice President, General Counsel and Secretary
Jeffrey D. Conaway	Vice President, Chief Accounting Officer and Corporate Controller

December 31, 2022 | 85

Neither the Partnership nor our General Partner directly employ or compensate our named executive officers. All of our named executive officers are employed by CVR Services, and all of our named executive officers divide their time between working for us and working for CVR Energy and its other subsidiaries.

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2022 were as follows: David L. Lamp (10%); Mark A. Pytosh (60%); Dane J. Neumann (18%); Melissa M. Buhrig (20%); and Jeffrey D. Conaway (20%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its other subsidiaries.

Our named executive officers provide services to us under a Corporate Master Service Agreement, as amended (the “Corporate MSA”) between us and certain of our subsidiaries, and CVR Services and certain of its affiliates, which was effective January 1, 2020, and was approved by the Conflicts Committee of the Board. Under the Corporate MSA:
•CVR Services makes available to our General Partner the services of certain CVR Energy executive officers and employees, some of whom serve as executive officers of our General Partner;
•We, our General Partner, and our operating subsidiaries, as the case may be, are obligated to reimburse CVR Services for any portion of the costs that CVR Services incurs in providing compensation and benefits to such CVR Energy executive officers and employees while they are providing services to us, as well as our allocated portion of performance-based performance plans and incentive and performance units issued by CVR Energy and its subsidiaries to those employees providing services to us under the Corporate MSA; and
•We pay CVR Services a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup.

For more information on the Corporate MSA, see “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy.”

Compensation Philosophy, Objectives and Processes

Our Compensation Committee approves compensation only for Mr. Pytosh (other than 40% of his base salary and annual bonus and equity-based incentives attributable to his service for CVR Energy and its subsidiaries, which are set by the compensation committee of the board of directors of CVR Energy (the “CVI Compensation Committee”)). Although our Compensation Committee generally engages in discussions with the CVI Compensation Committee regarding compensation for our named executive officers and the performance of such named executive officers, it does not determine any part of the compensation of those named executive officers, other than Mr. Pytosh, and has no control over and does not establish or direct the compensation policies or practices of CVR Energy. Accordingly, while the compensation philosophies, objectives, and processes described below are generally applicable to both the Partnership and CVR Energy, the remainder of this Compensation Discussion and Analysis discusses CVR Partners’ compensation programs in which references to our named executive officers refer solely to Mr. Pytosh, except where otherwise indicated.

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

December 31, 2022 | 86

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
•The analysis, judgment and expertise of an independent compensation consultant. The Compensation Committee may engage an independent outside compensation consultant periodically to provide a comprehensive analysis and recommendations regarding named executive officer compensation, although a compensation consultant was not engaged in 2022.

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

Compensation Process for 2022

In setting named executive officer compensation for 2022, while the Compensation Committee considered the philosophies and objectives described above, it did not engage an independent compensation consultant or reference any reports from an independent compensation consultant. Instead, the Compensation Committee utilized their own knowledge, experience, and judgment in assessing reasonable compensation and ensuring compensation levels remain competitive in the marketplace, and considered input from management including the Executive Chairman. The Compensation Committee further considered the structure it utilized for 2021 compensation, and because CVR Energy’s compensation philosophies, objectives, and processes are generally aligned with ours, the vote of CVR Energy’s stockholders from its 2022 Annual Meeting, in which CVR Energy stockholders overwhelmingly approved, on an advisory basis, its named executive officer compensation for 2021, including for Mr. Pytosh. As a result, the Compensation Committee determined no material changes to such structure was appropriate at the time, and elected to keep the compensation structure for 2022 compensation the same as 2021.

December 31, 2022 | 87

2022 Named Executive Officer Compensation - CVR Partners

2022 Target Compensation Mix. The 2022 target compensation mix for our CEO, Mr. Pytosh, was predominantly variable or “at risk” at 78.1%.

(1)Comprised of the sum of our CEO’s 2022 base salary, target annual performance-based bonus, and long-term incentive phantom awards.

Compensation Elements. As was the case in 2021, the three primary components of CVR Partners’ compensation program for 2022 included base salary, an annual performance-based cash bonus, and an annual equity-based long-term incentive award vesting ratably over three years. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation.

Base Salary. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives and to enhance the executive’s motivation in a highly competitive and dynamic environment. Rather than establishing compensation solely on a formula-driven basis, decisions by our Compensation Committee are made using an approach that considers several important factors in developing compensation levels. In determining base salary levels, the Compensation Committee takes into account the following factors: (i) CVR Partners’ financial and operational performance for the year; (ii) the previous years’ compensation level for each executive; (iii) recommendations of the Executive Chairman based on individual responsibilities and performance, (iv) the directors’ own common sense, knowledge, experience, judgment and views of the skills necessary for long-term performance; (v) whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair; and (vi) each named executive officer’s commitment and ability to strategically meet business challenges, achieve financial results, promote legal and ethical compliance, lead their own business or business team for which they are responsible and diligently and effectively respond to immediate needs of the volatile industry and business environment. In February 2022, considering the factors set forth above, the Compensation Committee established 2022 base salary for Mr. Pytosh of $364,796, making Mr. Pytosh’s total 2022 base salary, including time dedicated to CVR Energy, $607,993.

2021 Annual Performance-Based Bonus Results. During 2022, the Compensation Committee evaluated the metrics included in CVR Partners’ annual performance-based bonus program for 2021 (the “2021 UAN Plan”), which applies to all eligible employees of the Partnership’s subsidiaries (including Mr. Pytosh), and the Partnership’s Mission and Values described in Management’s Discussion and Analysis above, and further considered the Compensation Committee’s objectives of rewarding employees (including named executive officers) for measured performance, aligning employees’ interests with those of its unitholders, encouraging employees to focus on targeted performance, and providing employees with the opportunity to earn additional compensation based on their and the Partnership’s performance. Based on these considerations, in February 2022, the Compensation Committee approved payout to Mr. Pytosh under the 2021 UAN Plan of $482,200, approximately 102% of his respective target annual bonus based on his base salary for the Partnership.

December 31, 2022 | 88

2022 Annual Performance-Based Bonus. In February 2022, the Compensation Committee considered the same factors it evaluated in connection with the 2021 UAN Plan, and following consultation with our Executive Chairman, established the 2022 CVR Partners, LP Performance-Based Bonus Plan (the “2022 UAN Plan”), which applies to all eligible employees of the Partnership’s subsidiaries (including Mr. Pytosh), and contains terms generally equivalent to the 2021 UAN Plan.

As was the case with the 2021 UAN Plan, payout under the 2022 UAN Plan was dependent first on achievement of an Adjusted EBITDA Threshold1 and following achievement thereof, based upon the achievement of the Partnership under the performance measures specified below, followed by an adjustment based on employees’ individual performance. These performance measures, including the threshold, target, and maximum performance goals for each such performance measure, were determined by the Compensation Committee based on its discussions with management including the Executive Chairman and the Directors’ knowledge and experience, and were selected with the goals of enforcing the Partnership’s Mission and Values, optimizing operations, maintaining financial stability, and providing a safe and environmentally responsible workplace intended to maximize CVR Partners’ overall performance resulting in increased unitholder value. The Partnership performance measures in the 2022 UAN Plan were substantially the same as the 2021 UAN Plan, and included the following:

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
1 Per the 2022 UAN Plan, “Adjusted EBITDA Threshold” means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt for the given Performance Period, and board-directed actions.

December 31, 2022 | 89

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

The Peer Group utilized in the 2022 UAN Plan for determination of return on capital employed (“ROCE”) was selected by the Compensation Committee based on discussions with the Executive Chairman and the President and Chief Executive Officer and the Directors’ knowledge of the fertilizer industry, and was intended to include companies in the fertilizer industry with similar operations to the Partnership and those with which the Partnership competes for executive talent. The Compensation Committee elected to keep the Peer Group for 2022 the same as 2021, including CF Industries Holdings, Inc.; LSB Industries, Inc.; Nutrien Ltd.; The Andersons, Inc.; Green Plains Partners LP; and Flotek Industries Inc.

The 2022 UAN Plan includes a target bonus percentage for each participant, with possible payout between 0% and 150% of target based on achievement under the measures set forth in the 2022 UAN Plan. In setting Mr. Pytosh’s target bonus percentage for 2022, the Compensation Committee considered his bonus target for 2021, the total cash compensation to which Mr. Pytosh may be eligible in 2022, the expected ratio of salary to bonus and the Compensation Committee’s belief that a significant portion of its named executive officers’ compensation should be at risk based on individual and entity performance, and elected to keep his bonus target for 2022 the same as 2021, at 135% of base salary.

2022 Annual Performance-Based Bonus Results

In February 2023, the Compensation Committee evaluated the metrics included in the 2022 UAN Plan. Pursuant to its evaluation of the performance of the Partnership under the 2022 UAN Plan, the Compensation Committee determined that the Partnership had achieved Adjusted EBITDA under the 2022 UAN Plan in excess of the Adjusted EBITDA Threshold, and

December 31, 2022 | 90

thereafter determined that the Partnership’s achievement of the metrics under the 2022 UAN Plan resulted in payout of 97% of target, based on the following:

	Measure	2022 Actual	Bonus Achievement
EH&S:	TRIR	Decrease of 86%	150%
	PSIR	Decrease of 33%	150%
	EE	4 events	150%

		Overall EH&S	150%

Financial:	Reliability	4.2%	150%
	Equipment Utilization	96.0%	57%
	Operating Expenses	117.0%	0%
	ROCE	Third	113%

		Overall Financial	80%

As a result, in February 2023, the Compensation Committee approved payout to Mr. Pytosh under the 2022 UAN Plan of $478,000, approximately 97% of his respective target annual bonus based on his base salary for the Partnership. The CVI Compensation Committee also awarded a payout to Mr. Pytosh under the 2022 performance-based bonus plan for CVR Energy (the “2022 CVI Plan”), based on CVR Energy’s achievement under the 2022 CVI Plan, which contains measures generally equivalent to the measures applicable under the 2022 UAN Plan, of 118%, resulting in a total performance-based bonus payout of $851,500.

Long-Term Incentive Awards. The Compensation Committee believes long-term incentive compensation is one of the most crucial elements of its compensation program. The amount of a long-term incentive award is made after consideration of various relevant factors including the named executives’ overall compensation package, the compensation philosophies and objectives described above, the Partnership’s interest in rewarding long-term performance of, and in retaining, its named executive officers and the ability to generate greater future value if the value of CVR Partners increases for all of its unitholders. CVR Partners established its long-term incentive plan in March 2011 (the “CVR Partners LTIP”) in connection with the completion of its initial public offering in April 2011. The Compensation Committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the Compensation Committee in its discretion. Effective December 2021, the Compensation Committee awarded Mr. Pytosh 8,774 phantom units of the Partnership, as part of his 2022 compensation, which phantom units vest ratably over three years, subject to the terms and conditions of the award agreement.

Perquisites. The total value of all perquisites and personal benefits provided to each of its named executive officers in 2022 was less than $10,000.

Benefits. During 2022, all of the named executive officers participated in the health and welfare benefit and retirement plans of CVR Energy.

Other Forms of Compensation. Mr. Lamp has provisions in his employment agreements with CVR Energy that provide for severance benefits in the event of a termination of his employment under certain circumstances. Additionally, all of our other named executive officers are subject to a Change in Control Severance Plan (the “CVI Severance Plan”), which provides for severance benefits in the event of employment termination under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.”

2022 Named Executive Officer Compensation - CVR Energy

The objectives, considerations, and process utilized by the CVI Compensation Committee in general, as well as in setting 2022 compensation for named executive officers of CVR Energy, was virtually identical to the objectives, considerations, process, and structure used by the Compensation Committee. Related to 2022, the CVI Compensation Committee approved:

December 31, 2022 | 91

•2022 Compensation Structure. Compensation structure consistent with the compensation structure approved by the Compensation Committee including a mix of base salary, performance-based bonus compensation, and long-term incentives.
•2022 Base Salaries. Base salaries for Messrs. Lamp, Pytosh (as to 40% of his base salary), Neumann, and Conaway, and Ms. Buhrig, of $1,100,000; $243,197; $450,000; $293,626; and $598,934, respectively.
•2021 Performance-Based Bonus Plan Results. The 2021 performance-based bonus plan for CVR Energy (the “2021 CVI Plan”), including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway, contained terms and performance measures substantially similar to the 2020 CVI Plan and the 2021 UAN Plan subject to, in the case of comparison to the 2020 CVI Plan, the adjustment of Adjusted EBITDA and Adjusted EBITDA Threshold.2 The peer group in the 2021 CVI Plan was the same as in the 2020 CVI Plan, and included six publicly traded petroleum refining and marketing companies the CVI Compensation Committee considered to be similar to CVR Energy with respect to operations and also competitive with CVR Energy for executive talent (Valero Energy Corp.; Marathon Petroleum Corp.; PBF Energy Inc.; Delek US Holdings, Inc.; HollyFrontier Corp.; and Par Pacific Holdings, Inc. (collectively, the “2021 Peer Group”)). In February 2022, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig under the 2021 CVI Plan of $1,710,000, $351,900, $250,400, $128,000, and $793,500, respectively.
•2022 Performance-Based Bonus Plan Results. The 2022 CVI Plan, including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway, contained terms and performance measures substantially similar to the 2021 CVI Plan and the 2022 UAN Plan subject to adjustment of Adjusted EBITDA and the Adjusted EBITDA Threshold.2 The peer group in the 2022 CVI Plan is the same as in the 2021 CVI Plan. In February 2023, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig under the 2022 CVI Plan of $1,947,100, $373,500, $650,200, $198,000, and $886,000, respectively.
•2022 Long-Term Incentive Awards. In December 2021, as part of 2022 compensation, incentive units in connection with the long-term incentive plan of CVR Energy (the “CVI LTIP”) were granted to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig of 72,533; 22,843; 23,210; 8,413; and 33,075, respectively, which vest in one-third increments each December following the date of award, subject to the terms and conditions of the award agreement.

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

Recoupment of Compensation. In addition to any claw-back provisions applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act, NYSE listing standards or other applicable laws and regulations, our long-term incentive plan award agreements and performance-based bonus plan contain provisions providing for cancellation, forfeiture, rescission, repayment, recoupment or claw-back, as applicable, of certain compensation paid to our employees, including our named executive officers, under certain circumstances, including in the event of (i) a restatement of the financial results of CVR Partners that would reduce (or would have reduced) the amount of any previously awarded phantom units, (ii) a determination by the Board or the Compensation Committee that the grantee of an award has engaged in misconduct (including by omission) or that an event or condition has occurred, which, in each case, would have given the Partnership or its subsidiaries the right to
2 Per the 2021 CVI Plan, Adjusted EBITDA Threshold means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt for the given performance period and board-directed items.

December 31, 2022 | 92

terminate the grantee’s employment for cause, (iii) misconduct or gross dereliction of duty resulting in a violation of law or Partnership policy that causes significant harm to the Partnership, or (iv) other triggering events defined in the long-term incentive plan award agreements and the CVR Partners’ performance-based bonus plan.

December 31, 2022 | 93

Compensation Committee Report

The Compensation Committee of our General Partner has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee

Frank M. Muller, Jr. (Chair)
David Willetts

February 22, 2023

December 31, 2022 | 94

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers during the years ended December 31, 2022, 2021, and 2020. All compensation paid to such named executive officers is reflected in the table, not only the portion of compensation attributable to services performed for our business.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

David L. Lamp, Executive Chairman	2022	$1,100,000	$—	$1,247,425	$1,947,100	$26,312	$4,320,837
	2021	1,000,000	—	1,196,795	1,710,000	3,564	3,910,359
	2020	1,000,000	—	2,144,005	—	20,801	3,164,806
Mark A. Pytosh, President and Chief Executive Officer	2022	$607,993	$—	$1,023,993	$851,500	$20,622	$2,504,108
	2021	590,284	—	1,041,190	834,100	2,322	2,467,896
	2020	567,582	21,000	1,772,104	535,700	19,511	2,915,897
Dane J. Neumann, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2022	$450,000	$—	$453,609	$650,200	$18,740	$1,572,549
	2021	286,961	—	382,965	250,400	440	920,766
Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary	2022	$598,934	$—	$543,574	$886,000	$19,110	$2,047,618
	2021	570,413	—	545,738	793,500	810	1,910,461
	2020	538,125	25,500	923,340	—	17,941	1,504,906
Jeffrey D. Conaway, Vice President, Chief Accounting Officer and Corporate Controller	2022	$293,626	$—	$133,057	$198,000	$18,611	$643,294
	2021	238,849	—	138,815	128,000	279	505,943

(1)Amounts in this column for 2022 reflect: (a) for Mr. Lamp, the base salary defined in his employment agreement dated December 22, 2021 (the “2021 Employment Agreement”); and (b) for Mr. Neumann, the total base salary received in 2022, including as a result of salary adjustments approved by the CVR Energy Compensation Committee in February and October 2022. For 2021, amounts for Messrs. Neumann and Conaway reflect total compensation received, including for time periods prior to their appointment to Chief Financial Officer and Chief Accounting Officer, in October and August 2021, respectively.
(2)Amounts in this column include a discretionary bonus amount, if any, paid based on individual performance, significant achievements, and related factors.
(3)Amounts in this column reflect the aggregate grant date fair value, as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), of incentive units granted to each named executive officer during the periods specified in connection with the CVI LTIP, and for Mr. Pytosh, incentive units granted in connection with the CVI LTIP plus phantom units granted in connection with the CVR Partners LTIP.
(4)Amounts in this column reflect: (a) for 2022, amounts earned under the 2022 CVI Plan, and for Mr. Pytosh, amounts earned under the 2022 UAN Plan plus amounts earned under the 2022 CVI Plan, which are expected to be paid in March 2023; (b) for 2021, amounts earned under the 2021 CVI Plan, and for Mr. Pytosh, amounts earned under the 2021 UAN Plan plus amounts earned under the 2021 CVI Plan; and (c) for 2020, for Mr. Pytosh, amounts earned under the 2020 UAN Plan.
(5)Amounts in this column for 2022 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $18,300 for each of Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig; (b) a company contribution under the CVR Energy basic life insurance program of $6,858 for Mr. Lamp, $2,322 for Mr. Pytosh, $440 for Mr. Neumann, $810 for Ms. Buhrig, and $311 for Mr. Conaway; and (c) for Mr. Lamp, a retroactive catch-up payment equal to the difference between Mr. Lamp’s prior base salary and the base salary under the 2021 Employment Agreement for the 10-day period from December 22, 2021 to December 31, 2021, of $1,154. Amounts in this column for 2021 include the following: (a) a company contribution under the CVR Energy basic life insurance program of $3,564 for Mr. Lamp, $2,322 for Mr. Pytosh, $440 for Mr. Neumann, $810 for Ms. Buhrig, and $279 for Mr. Conaway. Amounts in this column for 2020 include the following: (a) a company contribution under the CVR Energy 401(k) plan of $17,100 for each of Messrs. Lamp and Pytosh and Ms. Buhrig; and (b) a company contribution under the CVR Energy basic life insurance program of $3,701 for Mr. Lamp, $2,411 for Mr. Pytosh, and $841 for Ms. Buhrig.

As described in more detail in the Compensation Discussion and Analysis, the named executive officers, including Mr. Pytosh, are employed by CVR Services and dedicated only a portion of their time to our business in 2022, with the remainder dedicated to the business of CVR Energy and its subsidiaries.

The following table outlines 2022 compensation paid or granted to the named executive officers who are employed by CVR Services and was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated to our business during 2022 (10%, 60%, 18%, and 20% for Messrs. Lamp, Pytosh, Neumann, and Conaway,

December 31, 2022 | 95

respectively, and 20% for Ms. Buhrig), including the Stock Award and Non-Equity Incentive Compensation for Mr. Pytosh granted to him by the Compensation Committee.

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Compensation	All Other Compensation
David L. Lamp	$110,000	$—	$124,742	$194,710	$2,631
Mark A. Pytosh	364,796	—	656,269	478,000	12,373
Dane J. Neumann	81,000	—	81,650	117,036	3,373
Melissa M. Buhrig	119,787	—	108,715	177,200	3,822
Jeffrey D. Conaway	58,725	—	26,611	39,600	3,722

Grants of Plan-Based Awards

The following table sets forth information concerning amounts that could have been earned by our named executive officers under the 2022 UAN Plan and the 2022 CVI Plan, as well as granted in connection with the CVR Partners LTIP and the CVI LTIP, as applicable, during 2022:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts under Equity Incentive Plan Awards (2)

Name	Bonus Plan / Award Type	Grant Date	Threshold (3)	Target	Maximum	Number of Shares of Stock or Units	Grant Date Fair Value
David L. Lamp	2022 CVI Plan	n/a	$68,750	$1,650,000	$2,475,000	—	—
	Incentive Units	12/14/22	—	—	—	41,888	$1,247,425
Mark A. Pytosh	2022 CVI Plan	n/a	$13,680	$328,316	$492,474	—	—
	2022 UAN Plan	n/a	20,520	492,474	738,711	—	—
	Incentive Units	12/14/22	—	—	—	12,348	$367,723
	Phantom Units	12/14/22	—	—	—	6,001	656,269
Dane J. Neumann	2022 CVI Plan	n/a	$22,500	$540,000	$810,000	—	—
	Incentive Units	12/14/22				15,232	$453,609
Melissa M. Buhrig	2022 CVI Plan	n/a	$29,947	$718,721	$1,078,081	—	—
	Incentive Units	12/14/22				18,253	$543,574
Jeffrey D. Conaway	2022 CVI Plan	n/a	$7,341	$176,176	$264,263	—	—
	Incentive Units	12/14/22	—	—	—	4,468	$133,057

(1)Amounts in these columns reflect amounts that could have been earned by the named executive officers under the 2022 UAN Plan (with respect to Mr. Pytosh) or under the 2022 CVI Plan (with respect to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig) in respect of 2022 performance with respect to each performance measure, excluding the impact of any individual discretionary performance adjustments. The performance measures for 2022 were set by the Compensation Committee and the CVI Compensation Committee, as applicable, as described in the “Compensation Discussion and Analysis.”
(2)Amounts in these columns reflect the number of and grant date fair value, as calculated in accordance with Topic 718, of (i) phantom units awarded to Mr. Pytosh during 2022 as part of 2023 compensation in connection with the UAN LTIP; and (ii) incentive units awarded to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig by CVR Energy during 2022 as part of 2023 compensation in connection with the CVI LTIP.
(3)For the 2022 UAN Plan and the 2022 CVI Plan, ‘Threshold’ represents the minimum payout under the 2022 UAN Plan and the 2022 CVI Plan, as applicable, assuming the Partnership and CVR Energy, as applicable, have satisfied the Adjusted EBITDA Thresholds and have achieved performance under one of the EH&S measures equal to the prior year performance, resulting in a payout of 50% of the 8.33% measure value, or 4.167% of total target payout. For more information and full description of the 2022 CVI Plan and the 2022 UAN Plan, see “Compensation Discussion and Analysis.” However, in certain circumstances, including in the event the Adjusted EBITDA Threshold is not achieved, the named executive officers may receive payout that is less than the Threshold or zero.

December 31, 2022 | 96

Employment Agreements

Employment Agreements with CVR Partners. None of our named executive officers have an employment agreement with the Partnership, our General Partner or their subsidiaries.

Employment Agreements with CVR Energy. None of our named executive officers have an employment agreement with CVR Energy or its subsidiaries other than Mr. Lamp. On December 22, 2021, CVR Energy and Mr. Lamp entered into a new employment agreement (the “2021 Employment Agreement”), which was effective immediately and superseded and replaced in the entirety, Mr Lamp’s prior employment agreement. The 2021 Employment Agreement has an approximate three-year term, which expires on December 31, 2024, unless otherwise terminated by CVR Energy or Mr. Lamp. Under the 2021 Employment Agreement, in addition to the ability to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy in effect from time to time on the same basis as other senior executives of CVR Energy, Mr. Lamp is also eligible to receive:
•An annual base salary of $1,100,000;
•A performance-based annual cash bonus with a target payment equal to 150% of his annual base salary, to be based upon individual and/or performance criteria as established by the CVI Compensation Committee; and
•For each fiscal year during the term of the 2021 Employment Agreement, an incentive unit award equal to 150% of his base salary (or such other amount as agreed to by the CVR Energy and Mr. Lamp) granted in connection with the CVI LTIP.

The 2021 Employment Agreement provides for the payment of certain severance payments to Mr. Lamp that may be due following termination of his employment under certain circumstances and are described below under “Change-in-Control and Termination Payments,” and requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, as well as covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment.

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

Payment of the Incentive Payment under the 2021 Employment Agreement or the PU Award Agreement is conditioned upon Mr. Lamp remaining employed with CVR Energy through December 30, 2024 (unless terminated by CVR Energy without cause or by Mr. Lamp for good reason (as defined in the 2021 Employment Agreement) on or after the satisfaction of the foregoing conditions and prior to December 30, 2024). Mr. Lamp will not under any circumstance be entitled to receive more than one Incentive Payment and if he becomes entitled to the Incentive Payment under the terms of the 2021 Employment Agreement, Mr. Lamp will immediately forfeit any right to payments under the PU Award Agreement.

The descriptions of these agreements are qualified in their entirety by the text of such agreements, each as referenced in previous filings with the SEC and as exhibits to this Annual Report on Form 10-K.

December 31, 2022 | 97

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding phantom unit awards granted in connection with the CVR Partners LTIP that were held by certain of the named executive officers, as well as outstanding incentive unit awards made by CVR Energy granted in connection with the CVI LTIP and for which the Partnership will share in the expense, both as of December 31, 2022. This table also includes information regarding outstanding incentive unit awards made by CVR Energy to Mr. Pytosh for which the Partnership does not share in the expense. All of the outstanding units or shares reflected below are subject to accelerated vesting under certain circumstances as described in more detail in the section titled “Change-in-Control and Termination Payments.”

			Equity Awards That Have Not Vested
Name	Award Type (1)	Grant Date	Number of Shares or Units		Market Value of Shares or Units (2)
David L. Lamp	Incentive Units	12/9/20	44,722	(3)	$1,834,944
	Incentive Units	12/8/21	48,355	(3)	1,747,550
	Incentive Units	12/14/22	41,888	(3)	1,312,770
Mark A. Pytosh	Phantom Units	12/9/20	31,096		3,873,007
	Incentive Units	12/9/20	13,536		555,382
	Phantom Units	12/8/21	5,849		701,295
	Incentive Units	12/8/21	15,228		550,340
	Phantom Units	12/14/22	6,001		603,581
	Incentive Units	12/14/22	12,348		386,986
Dane J. Neumann	Incentive Units	12/9/20	4,502	(3)	184,717
	Incentive Units	12/8/21	15,473	(3)	559,194
	Incentive Units	12/14/22	15,232	(3)	477,371
Melissa M. Buhrig	Incentive Units	12/9/20	19,260	(3)	790,238
	Incentive Units	12/8/21	22,050	(3)	796,887
	Incentive Units	12/14/22	18,253	(3)	572,049
Jeffrey D. Conaway	Incentive Units	8/19/20	465	(3)	19,079
	Incentive Units	12/9/20	2,444	(3)	100,277
	Incentive Units	12/8/21	5,608	(3)	202,673
	Incentive Units	12/14/22	4,468	(3)	140,027

(1)These incentive and phantom units vest ratably in annual installments in each of the three years following the date of grant, subject to the terms of the applicable award agreement.
(2)This column represents the number of unvested units outstanding on December 31, 2022, multiplied by: (a) for incentive units issued on December 14, 2022, $31.34 (the December 31, 2022, closing price of CVR Energy common stock (the “CVI Closing Price”)); (b) for incentive units issued on December 8, 2021, $36.14 (equal to the CVI Closing Price plus $4.80 in accrued dividends); (c) for incentive units issued on August 19, 2020 and December 9, 2020, $41.03 (equal to the CVI Closing Price plus $9.69 in accrued dividends); (d) for phantom units issued on December 14, 2022, $100.58 (equal to the December 31, 2022 closing price of Partnership common units (the “UAN Closing Price”)); (e) for phantom units issued on December 8, 2021, $119.90 (equal to the UAN Closing Price, plus $19.32 in accrued distributions ); and (f) for phantom units issued on December 9, 2020, $124.55 (equal to the UAN Closing Price, plus $23.97 in accrued distributions).
(3)The Partnership will share in a pro-rated portion of the costs associated with these awards based on the percentage of time that the named executive officer dedicates to our business during the year of vesting.

December 31, 2022 | 98

Equity Awards Vested During Fiscal Year 2022

This table sets forth information concerning phantom units awarded by us that vested during 2022, as well as incentive unit awards made by CVR Energy that vested during 2022, for which the Partnership shared in the expense. This table also includes incentive unit awards made by CVR Energy to Mr. Pytosh that vested during 2022 and for which the Partnership does not share in the expense.

		Equity Awards
Name	Award Type	Number of Shares or Units Acquired on Vesting	Value Realized on Vesting
David L. Lamp	Incentive Units	10,912	$472,599	(1)
	Incentive Units	44,723	1,883,286	(2)
	Incentive Units	24,178	899,905	(3)
		79,813	$3,255,790
Mark A. Pytosh	Incentive Units	3,206	$138,852	(1)
	Phantom Units	6,397	888,927	(4) (5)
	Incentive Units	13,536	570,001	(2)
	Phantom Units	31,096	4,321,100	(4)
	Incentive Units	7,615	283,430	(3)
	Phantom Units	2,925	392,857	(6)
		64,775	$6,595,167
Dane J. Neumann	Incentive Units	953	$41,274	(1)
	Incentive Units	4,502	189,579	(2)
	Incentive Units	7,737	287,971	(3)
		13,192	$518,824
Melissa M. Buhrig	Incentive Units	4,474	$193,769	(1)
	Incentive Units	19,260	811,039	(2)
	Incentive Units	11,025	410,351	(3)
		34,759	$1,415,159
Jeffrey D. Conaway	Incentive Units	465	$17,358	(7)
	Incentive Units	2,445	102,959	(2)
	Incentive Units	2,805	104,402	(3)
		5,715	$224,719

(1)For incentive units for Messrs. Lamp, Pytosh, and Neumann and Ms. Buhrig that vested during fiscal year 2022, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $10.89 in accrued dividends.
(2)For incentive units for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig that vested during fiscal year 2022, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $9.69 in accrued dividends.
(3)For incentive units for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig that vested during fiscal year 2022, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $4.80 in accrued dividends.
(4)For phantom units that vested during fiscal year 2022, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $23.97 per unit.
(5)Accrued distributions have been adjusted to reflect the reverse unit split of the Partnership’s common units that was effective as of November 23, 2020.
(6)For phantom units that vested during fiscal year 2022, the amount reflected includes a per unit value equal to the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $19.32 per unit.
(7)For incentive units for Mr. Conaway that vested during fiscal year 2022, the amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $5.29 in accrued dividends.

December 31, 2022 | 99

Reimbursement of Expenses of Our General Partner

Our General Partner and its affiliates are reimbursed for expenses incurred on our behalf under the Corporate MSA. See “Certain Relationships and Related Transactions, and Director Independence - Agreements with CVR Energy and its Subsidiaries.” These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the Corporate MSA, including a pro-rata portion of the compensation of CVR Energy’s executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2022, the total amount paid to our General Partner and its affiliates (including amounts paid to CVR Energy pursuant to the Corporate MSA) was approximately $17.2 million.

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

Change-in-Control and Termination Payments

Our named executive officers are entitled to severance and other benefits from CVR Energy following the termination of their employment under certain circumstances as follows:

2021 Employment Agreement. If Mr. Lamp’s employment is terminated, he is entitled to the following benefits as more fully described in the 2021 Employment Agreement:

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
(2)Includes continuation of base salary for the lesser of (i) six months, and (ii) the remainder of the term, plus a pro-rata Annual Bonus for the fiscal year of termination based on individual achievement and/or performance criteria for such fiscal year, and/or in the case of termination due to disability, payments under CVR Energy’s disability plan(s).
(3)Includes the value of full vesting of any unvested incentive units (and accumulated dividend equivalent rights) but only if such incentive units were granted more than one year prior to the date of termination of employment, calculated based on the 10-day average closing price of a share of CVR Energy.
(4)$10 million.
(5)Change-in-Control Related Termination (as defined in his 2021 Employment Agreement), occurring within the 120-day period prior to the change of control and payable within 30 days following the consummation of the change in control. For the avoidance of doubt, such benefits are conditioned upon the consummation of a change in control on or prior to December 31, 2025.

December 31, 2022 | 100

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

CVI Severance Plan. Messrs. Pytosh, Neumann, and Conaway and Ms. Buhrig do not have employment agreements. However, under the CVI Severance Plan, Messrs. Pytosh, Neumann, and Conaway and Ms. Buhrig are generally eligible for certain payments in the event of their involuntary termination (other than for cause, as defined in the CVI Severance Plan) or their resignation for good reason (as defined in the CVI Severance Plan) in connection with a change-in-control, as follows:

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
(3)Accelerated vesting as to 100% of the unvested incentive awards, calculated based on the 20-day average closing price of a share or common unit of CVR Energy or the Partnership, as applicable, plus any accrued dividends declared and paid through the vest date.
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

Award Agreements. Under award agreements issued in connection with the CVR Partners LTIP, as well as in connection with the CVI LTIP, each of Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig are also eligible for accelerated vesting of certain unvested incentive units upon certain termination events, which generally represents the right to receive, upon vesting, a cash payment equal to (i) the number of units times the average closing price of a common unit of Partnership or a common share of CVR Energy, as applicable, for the ten trading days preceding the vest date, plus (ii) the per unit cash value of distributions declared and paid by the Partnership and dividends declared and paid by CVR Energy, as applicable, from the grant date to and including the vest date. These awards generally provide for acceleration upon certain termination events, as follows:
•For awards issued after February 21, 2022, if the phantom units or incentive units, as applicable, are cancelled or if such named executive officer (a) is terminated other than for cause or (b) is terminated due to death or disability, then the portion of any award scheduled to vest within twelve months of such event becomes immediately vested and the remaining portion is forfeited.
•For awards issued before February 21, 2022, if the phantom units or incentive units, as applicable, are cancelled or if such named executive officer (a) is terminated other than for cause or (b) is terminated due to death or disability, then the portion of any award scheduled to vest in the year such event occurs shall become immediately vested and the remaining portion is forfeited.

Cash Severance and Accelerated Vesting Payments

The following table reflects the value of potential post-employment payments and benefits to the named executive officers assuming the triggering employment termination event took place on December 31, 2022. Pursuant to the Corporate MSA, we

December 31, 2022 | 101

are responsible for the payment of our proportionate share of these severance benefits under the 2021 Employment Agreement, the CVI Severance Plan, award agreements, and other benefits costs following the termination of employment of the named executive officers that are employed by CVR Services. The actual payments to which a named executive officer would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name and Severance Benefit	Death	Disability	Retirement	Termination without Cause		Resignation for Good Reason
				(1)	(2)	(1)	(2)
David L. Lamp
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accrued Amounts (3)	1,947,100	1,947,100	1,947,100	1,947,100	1,947,100	1,947,100	1,947,100
Accelerated Vesting - Incentive Units (4)	3,967,634	3,967,634	—	3,967,634	3,967,634	3,536,886	3,967,634
Cash Severance (5)	550,000	550,000	—	550,000	10,000,000	550,000	10,000,000
Total Amount	$6,464,734	$6,464,734	$1,947,100	$6,464,734	$15,914,734	$6,033,986	$15,914,734

Mark A. Pytosh
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Phantom Units (6)	203,674	203,674	—	203,674	5,447,583	—	5,447,583
Accelerated Vesting - Incentive Units (7)	126,979	126,979	—	126,979	1,475,852	—	1,475,852
Cash Severance (8)	—	—	—	—	1,337,260	—	1,337,260
Total Amount	$330,653	$330,653	$—	$330,653	$8,260,695	$—	$8,260,695

Dane J. Neumann
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	156,636	156,636	—	156,636	1,206,847	—	1,206,847
Cash Severance (9)	—	—	—	—	1,050,000	—	1,050,000
Total Amount	$156,636	$156,636	$—	$156,636	$2,256,847	$—	$2,256,847

Melissa M. Buhrig
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	187,702	187,702	—	187,702	2,134,753	—	2,134,753
Cash Severance (8)	—	—	—	—	1,364,184	—	1,364,184
Total Amount	$187,702	$187,702	$—	$187,702	$3,498,937	$—	$3,498,937

Jeffrey D. Conaway
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (10)	45,946	45,946	—	45,946	456,733	—	456,733
Cash Severance (9)	—	—	—	—	469,802	—	469,802
Total Amount	$45,946	$45,946	$—	$45,946	$926,535	$—	$926,535

(1)Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.
(2)Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
(3)Accrued Amounts represents, as defined in the 2021 Employment Agreement, Mr. Lamp’s earned but unpaid Annual Bonus.
(4)For Mr. Lamp, the accelerated vesting value upon death, disability, or termination without cause or resignation for good reason in connection with a change in control, represents (A) as defined in the 2021 Employment Agreement, the number of any unvested incentive units held as of December 31, 2022, that were granted more than one year prior thereto, multiplied by for incentive units awarded (i) on December 9, 2020, the average closing price for CVR Energy common stock for the 10-trading days preceding December 31, 2022, or $30.85 per share (the “CVI 10-day Average Price”), plus $9.69 in accrued dividends, and (ii) on December 8, 2021, the CVI 10-day Average Price, plus $4.80 in accrued dividends (the “LTIP Payout”), plus (B) for incentive units granted by CVR Energy on or after February 21, 2022, as defined in the award agreement, the number of any unvested incentive units scheduled to vest within twelve months from December 31, 2022, multiplied by the CVI 10-day Average Price. The accelerated vesting value upon

December 31, 2022 | 102

resignation for good reason not in connection with a change in control is equal to the LTIP Payout. For the avoidance of doubt, as used herein, the term “LTIP Payout” is calculated as defined in Mr. Lamp’s 2021 Employment Agreement.
(5)For Mr. Lamp, the cash severance amount upon (A) death, disability, or termination without cause or resignation for good reason not in connection with a change in control represents, as defined in the 2021 Employment Agreement, 6-months of Base Salary; and (B) termination without cause or resignation for good reason in connection with a change in control represents, the Incentive Payment. Provided that, in the case of payments upon disability, the 6-months of Base Salary may, in the event CVR Energy secures insurance to cover its obligations, be lower. Additionally, in the case of a termination event on a date other than December 31, Mr. Lamp would also be entitled to a Pro Rata Bonus as part of the severance amount, as defined in the 2021 Employment Agreement. The terms Pro-Rata Bonus, Base Salary, and Incentive Payment are all as defined in the 2021 Employment Agreement.
(6)For Mr. Pytosh, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represents for phantom unit awards granted by the Partnership on or after February 21, 2022, pursuant to the award agreement, the number of any unvested phantom units scheduled to vest within twelve months from December 31, 2022, multiplied by the average closing price for Partnership common units for the 10 trading-days preceding December 31, 2022, or $101.82; and (B) termination without cause or resignation for good reason, both in connection with a change in control, represents pursuant to the CVI Severance Plan, the number of all unvested phantom units outstanding on December 31, 2022, multiplied by, for phantom units awarded by the Partnership (i) on December 9, 2020, the average closing price for Partnership common units for the 20 trading-days preceding December 31, 2022, or $106.86 per unit (the “UAN 20-day Average Price”), plus $23.97 in accrued distributions, (ii) on December 8, 2021, the UAN 20-day Average Price plus $19.32 in accrued distributions, and (iii) on December 14, 2022, the UAN 20-day Average Price.
(7)For Messrs. Pytosh and Neumann and Ms. Buhrig, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represents for incentive unit awards granted by CVR Energy on or after February 21, 2022, pursuant to the award agreement, the number of any unvested incentive units scheduled to vest within twelve months from December 31, 2022, multiplied by the CVI 10-day Average Price; and (B) termination without cause or resignation for good reason, both in connection with a change in control represents, pursuant to the CVI Severance Plan, the number of all unvested units outstanding on December 31, 2022, multiplied by, for incentive units awarded by CVR Energy (a) on December 9, 2020, the average closing price for CVR Energy common stock for the 20-trading days preceding December 31, 2022, or $30.93 per share (the “CVI 20-day Average Price”), plus $9.69 in accrued dividends, (b) on December 8, 2021, the CVI 20-day Average Price, plus $4.80 in accrued dividends, and (c) on December 14, 2022, the CVI 20-day Average Price.
(8)For Mr. Pytosh and Ms. Buhrig, cash severance amounts upon termination without cause or resignation for good reason, both in connection with a change in control include, as defined under the CVI Severance Plan, a lump sum of twelve months’ base pay plus a sum equal to the average of the annual bonuses actually paid during the immediately preceding three calendar years.
(9)For Messrs. Neumann and Conaway, cash severance amounts upon termination without cause or resignation for good reason, both in connection with a change in control, include, as defined under the CVI Severance Plan, a lump sum of twelve months’ base pay plus a sum equal to 100% of their current target bonus based on such shorter period of time during which they served as a named executive officer.
(10)For Mr. Conaway, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control include for incentive unit awards granted by CVR Energy on or after February 21, 2022, pursuant to the award agreement, the number of any unvested incentive units scheduled to vest within twelve months from December 31, 2022, multiplied the CVI 10-day Average Price; and (B) termination without cause or resignation for good reason, both in connection with a change in control represents, pursuant to the CVI Severance Plan, the number of all unvested incentive units awarded by CVR Energy outstanding on December 31, 2022, multiplied by, for incentive units awarded (i) on August 19, 2020 and December 9, 2020, the CVI 20-day Average Price, plus $9.69 in accrued dividends, (ii) on December 8, 2021, the CVI 20-day Average Price, plus $4.80 in accrued dividends, and (iii) on December 14, 2022, the CVI 20-day Average Price.

Pay Ratio

For 2022, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Principal Executive Officers, Mr. Lamp, our Executive Chairman, and Mr. Pytosh, our President and Chief Executive Officer (collectively,“PEOs”), we used the following methodology and made the following material assumptions, adjustments, and estimates:
(1)We determined that, as of December 31, 2022, the number of employees of the Partnership and its consolidated subsidiaries consisted of 297 individuals, excluding our PEOs who are employed by CVR Services.
(2)To identify the “median employee” from the employee population, we compared the amount of annual total compensation of such employees for 2022 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We “annualized” the compensation of our full-time and part-time permanent employees as of December 31, 2022, to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the “median employee.”
(3)To identify the annual total compensation of our median employee, we included the elements of such employee’s compensation for 2022 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

December 31, 2022 | 103

(4)To identify the annual total compensation of our PEOs, we used the amounts reported in the “Total” column of our 2022 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to Mr. Lamp’s and Mr. Pytosh’s service to the Partnership, of ten percent (10%) and sixty percent (60%), respectively, and as further described in the table immediately following our 2022 Summary Compensation Table.

Based on this methodology, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2022 was as follows:

Annual total compensation of Median Employee (1)	$133,196
Annual total compensation of Executive Chairman (2) (3)	$431,968
CEO Pay Ratio (Executive Chairman)	3:1
Annual total compensation of President & CEO (2)	$1,511,438
CEO Pay Ratio (President & CEO)	11:1

(1)Excludes our PEOs.
(2)Adjusted to reflect the portion of such compensation attributable to service to the Partnership.
(3)Excludes the Partnership’s portion of the retroactive payment made in 2022 related to the 2021 Employment Agreement of $1,154.

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

In November 2021, the Board considered these goals and the compensation paid to such directors for 2021, and upon recommendation of the Compensation Committee, elected to keep such compensation for 2022 the same as 2021. During 2022, independent directors received an annual director fee of $35,000. The Audit Committee chair received an additional fee of $15,000 per year, while independent directors serving on the Audit Committee received an additional fee of $7,500 per year. The Compensation Committee and EH&S Committee chairs received an additional fee of $8,000 per year, while independent directors serving on the Compensation Committee received an additional fee of $5,000 per year. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors (and committees thereof) of our General Partner and for other director-related education expenses. Each member of the Committee is eligible to receive an additional $1,500 per meeting for all meetings in excess of the following threshold:

Board/Committee Meeting	Threshold Per Year
Board	6
Audit Committee	12
Compensation Committee	6
EH&S Committee	6

December 31, 2022 | 104

The following table sets forth the compensation earned by or paid to each independent director of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates for the year ended December 31, 2022:

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of our common units as of February 21, 2023 by:
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent

CVR Services, LLC (1)	3,892,000	36.8%
Barclays Plc (2)	621,054	5.8%
CVR GP, LLC (3)	—	—
Donna R. Ecton	1,250	*
David L. Lamp	—	—
Frank M. Muller, Jr.	3,512	*
Mark A. Pytosh	30,593	*
Peter K. Shea	59	*
David Willetts	—	—
Melissa M. Buhrig	2,200	*
Jeffrey D. Conaway	—	—
Dane J. Neumann	—	—
All directors and executive officers of our General Partner as a group (9 persons) (4)	37,614	*

*Less than 1%

(1)CVR Services is an indirect wholly-owned subsidiary of CVR Energy, with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479. CVR Energy may be deemed to have direct beneficial ownership of the common units held by CVR Services by virtue of its control of CVR Services. The directors of CVR Energy are Jaffrey A. Firestone, Hunter C. Gary, David L. Lamp, Stephen Mongillo, James M. Strock and David Willetts.

December 31, 2022 | 105

(2) Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 11, 2022, which indicates that Barclays Plc and Barclays Bank Plc, both with an address of 1 Churchill Place, London, X0 E14 5HP, have sole voting power and sole dispositive power with respect to 621,054 units.
(3) CVR GP, LLC, a wholly-owned subsidiary of CVR Services, is our General Partner and manages and operates CVR Partners and has a non-economic general partner interest with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479.
(4) The number of common units owned by all of the directors and executive officers of our General Partner, as a group, reflects the sum of (i) the 30,593 common units owned by Mr. Pytosh, (ii) the 2,200 common units owned by Ms. Buhrig, (iii) the 1,250 common units owned by Ms. Ecton, (iv) the 3,512 common units owned by Mr. Muller, and (v) the 59 common units owned by Mr. Shea.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CVR Services owns (i) 3,892,000 common units, representing approximately 37% of our outstanding units, and (ii) 100 % of our General Partner with its non-economic general partner interest (which does not entitle it to receive distributions).

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

Agreements with IEP

Insight Portfolio Group

Insight Portfolio Group LLC (“ISG”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship by negotiating with a wide range of suppliers of goods, services, and tangible and intangible property at negotiated rates. For 2022, 2021, and 2020, the Partnership did not pay any fees to ISG. However, we indirectly received services from certain of CVR Energy’s negotiated agreements with third parties, certain of which were initiated through the ISG. On January 23, 2020, CVR Energy assigned its minority equity interest in ISG to a third party, terminated its agreement relating to ISG, and is no longer expected to transact with ISG.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our General Partner and its affiliates (including IEP, CVR Services, CVR Energy), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of (i) the overlap of directors and officers between our General Partner and CVR Energy, which may result in conflicting obligations by these officers and directors, and (ii) duties of our General Partner to act for the benefit of CVR Energy and its stockholders, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our General Partner have fiduciary duties to manage our General Partner in a manner beneficial to CVR Services, its owner, and the stockholders of CVR Energy, its indirect parent. At the same time, our General Partner has a contractual duty under our partnership agreement to manage us in a manner that is in our best interests.

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

December 31, 2022 | 106

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

Director Independence

The NYSE does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of our General Partner. The Board consists of six directors, three of whom the Board has affirmatively determined are independent in accordance with the rules of the NYSE. For a discussion of the independence of the Board, please see Part III, Item 10. Directors, Executive Officers and Corporate Governance.

Item 14.    Principal Accounting Fees and Services

Grant Thornton LLP (“Grant Thornton”) has served as the Partnership’s independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2023.

The charter of the Audit Committee of the Board, which is available on our website at www.CVRPartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de-minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Audit Committee pre-approved all fees incurred in fiscal year 2022.

The following table represents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Audit fees (1)	$711	$805
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$711	$805

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

December 31, 2022 | 107

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

3.2**
Composite copy of the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP (as amended by Amendment No. 1 effective January 1, 2018) (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on April 26, 2018).

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

4.5**	Form of 6.125% Senior Secured Note due 2028 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on June 23, 2021).

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

10.4**
Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC, dated February 19, 2020 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on February 20, 2020).

December 31, 2022 | 108

10.5**	Master Service Agreement among CVR Services, LLC and subsidiaries of CVR Energy, dated February 19, 2020 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on February 20, 2020).

10.5.1**
Amendment to Master Service Agreement, dated as of April 12, 2022, among CVR Services, LLC and the Partnership and its subsidiaries (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on May 3, 2022).

10.6**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.6.1**+	Form of Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.17.5 of the Form 10-K filed on February 20, 2015).

10.6.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.15.2 of the Form 10-K filed on February 20, 2020).

10.6.3**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.15.3 of the Form 10-K filed on February 20, 2020).

10.6.4**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.7.4 of the Form 10-K filed on February 23, 2022).

10.6.5**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.7.5 of the Form 10-K filed on February 23, 2022).

10.7**+
Performance Unit Award Agreement, dated as of November 1, 2017, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.22 to the Partnership’s Form 10-K filed on February 23, 2018 (Commission File No. 001-35120)).

10.8**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 24, 2012).

10.9**+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective January 1, 2022 (incorporated by reference to Exhibit 10.11.1 of the Form 10-K filed on February 23, 2022).

10.10**
Collateral Trust Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 16, 2016).

10.11**
Parity Lien Security Agreement, dated as of June 10, 2016, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 16, 2016).

10.12**
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

10.13**
On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of July 31, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 4, 2020).

10.13.1**
Amendment No. 1 to On-Site Product Supply Agreement among Coffeyville Resources Nitrogen Fertilizers, LLC and Messer LLC dated as of February 21, 2022 (incorporated by reference to Exhibit 10.17.1 of the Form 10-K filed on February 23, 2022).

10.14**+	CVR Partners, LP 2020 Performance-Based Bonus Plan, approved February 19, 2020 (incorporated by reference to Exhibit 10.26 of the Form 10-K filed on February 20, 2020).

10.15**+	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.27 of the Form 10-K filed on February 23, 2021).

10.16**+	CVR Partners, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on May 3, 2022).

December 31, 2022 | 109

10.17**
Collateral Trust Joinder, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 23, 2021).

10.18**
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

10.19**
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

10.20**
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

10.21**
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

10.22**+	Employment Agreement, dated as of December 22, 2021, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 27, 2021).

10.23**+
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

101*
The following financial information for CVR Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners’ Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

December 31, 2022 | 110

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

December 31, 2022 | 111

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	Chairman of the Board of Directors, Executive Chairman (Principal Executive Officer)	February 22, 2023
David L. Lamp

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2023
Mark A. Pytosh

/s/ DANE J. NEUMANN	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	February 22, 2023
Dane J. Neumann

/s/ JEFFREY D. CONAWAY	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 22, 2023
Jeffrey D. Conaway

/s/ DONNA R. ECTON	Director	February 22, 2023
Donna R. Ecton

/s/ FRANK M. MULLER, JR.	Director	February 22, 2023
Frank M. Muller, Jr.

/s/ PETER K. SHEA	Director	February 22, 2023
Peter K. Shea

/s/ DAVID WILLETTS	Director	February 22, 2023
David Willetts

December 31, 2022 | 112