Form 10-Q
period 2023-03-31
CVR PARTNERS, LP
filed 2023-05-02
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at April 28, 2023.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
March 31, 2023

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	32
	Condensed Consolidated Balance Sheets - March 31, 2023 and December 31, 2022 (unaudited)	5	Item 1A.	Risk Factors	32
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2023 and 2022 (unaudited)	6	Item 5.	Other Information	32
	Condensed Consolidated Statements of Partners’ Capital - Three Months Ended March 31, 2023 and 2022 (unaudited)	7	Item 6.	Exhibits	32
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2023 and 2022 (unaudited)	8	Signatures		34
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2023 | 2

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
•the effects of changes in market conditions and market volatility, fertilizer, natural gas, and other commodity prices, including such changes arising from the novel coronavirus 2019 and any variant thereof (collectively, “COVID-19”) pandemic or other pandemics or inflation, and the impact of such changes on our operating results and financial condition;
•the cyclical and seasonal nature of our business;
•the impact of weather on our business, including our ability to produce, market, sell, transport or deliver fertilizer products profitably or at all, and on commodity supply and/or pricing;
•the dependence of our operations on a few third-party suppliers, including providers of feedstocks, transportation services, and equipment;
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
•product pricing, including contracted sales, the timing thereof, and our ability to realize market prices, in full or at all;
•accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, or equipment, or those of our suppliers or customers;
•potential operating hazards from accidents, fire, severe weather, tornadoes, floods or other natural disasters;
•operational upsets or changes in laws that could impact the amount and receipt of credits (if any) under Section 45Q of the Internal Revenue Code of 1986, as amended;
•ability to meet certain carbon oxide capture and sequestration milestones;
•our ability to obtain, retain, or renew permits, licenses and authorizations to operate our business;
•competition in the nitrogen fertilizer business and foreign wheat and coarse grain production, including impacts thereof as a result of farm planting acreage, domestic and global supply and demand, and domestic or international duties tariffs or similar costs;
•capital expenditures;
•changes in our credit profile and the effects of higher interest rates;
•existing and future laws, rulings and regulations, including but not limited to those relating to the environment, climate change, and/or the transportation or production of hazardous chemicals, materials, or substances, like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, or regulations;
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

March 31, 2023 | 3

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
•our reliance on CVR Energy’s management team and conflicts of interest they may face operating each of CVR Partners and CVR Energy;
•control of our general partner by CVR Energy and control of CVR Energy by Carl C. Icahn;
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
•our ability to issue securities or obtain financing at favorable rates or at all;
•bank failures or other events affecting financial institutions;
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
•the value of payouts under our equity and non-equity incentive plans; and
•the cost and/or availability of insurance and our ability to recover under our insurance policies for damages or losses in full or at all; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).
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

March 31, 2023 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$121,363	$86,339
Accounts receivable	52,738	90,448
Inventories	86,643	77,518
Prepaid expenses and other current assets	9,918	11,399
Total current assets	270,662	265,704
Property, plant, and equipment, net	796,627	810,994
Other long-term assets	48,990	23,704
Total assets	$1,116,279	$1,100,402

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$27,140	$45,522
Accounts payable to affiliates	6,722	5,302
Deferred revenue	44,871	47,516
Other current liabilities	34,621	27,717
Total current liabilities	113,354	126,057
Long-term liabilities:
Long-term debt, net	546,924	546,800
Long-term deferred revenue	38,069	—
Other long-term liabilities	15,232	15,734
Total long-term liabilities	600,225	562,534
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively	402,699	411,810
General partner interest	1	1
Total partners’ capital	402,700	411,811
Total liabilities and partners’ capital	$1,116,279	$1,100,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per unit data)	2023	2022
Net sales	$226,261	$222,873
Operating costs and expenses:
Cost of materials and other	36,579	30,246
Direct operating expenses (exclusive of depreciation and amortization)	57,543	60,318
Depreciation and amortization	15,211	19,465
Cost of sales	109,333	110,029
Selling, general and administrative expenses	7,384	8,744
Loss on asset disposal	192	173
Operating income	109,352	103,927
Other (expense) income:
Interest expense, net	(7,173)	(10,036)
Other (expense) income, net	(265)	28
Income before income tax expense	101,914	93,919
Income tax expense	44	258
Net income	$101,870	$93,661

Basic and diluted earnings per common unit	$9.64	$8.78

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811
Net income	—	101,870	—	101,870
Cash distributions to common unitholders - Affiliates	—	(40,866)	—	(40,866)
Cash distributions to common unitholders - Non-affiliates	—	(70,115)	—	(70,115)
Balance at March 31, 2023	10,569,637	$402,699	$1	$402,700

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198
Net income	—	93,661	—	93,661
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Cash distributions to common unitholders - Affiliates	—	(20,394)	—	(20,394)
Cash distributions to common unitholders - Non-affiliates	—	(35,576)	—	(35,576)
Balance at March 31, 2022	10,569,637	$367,490	$1	$367,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$101,870	$93,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,211	19,465
Share-based compensation	1,933	12,074
Loss on extinguishment of debt	—	628
Other adjustments	502	613
Change in assets and liabilities:
Current assets and liabilities	10,893	39,991
Non-current assets and liabilities	34	495
Net cash provided by operating activities	130,443	166,927
Cash flows from investing activities:
Capital expenditures	(3,438)	(7,899)
Return on equity method investment	19,000	—
Net cash provided by (used in) investing activities	15,562	(7,899)
Cash flows from financing activities:
Repurchase of common units	—	(12,398)
Principal payments on senior secured notes	—	(65,000)
Cash distributions to common unitholders - Affiliates	(40,866)	(20,394)
Cash distributions to common unitholders - Non-affiliates	(70,115)	(35,576)
Payment of deferred financing costs	—	(829)
Net cash used in financing activities	(110,981)	(134,197)
Net increase in cash and cash equivalents	35,024	24,831
Cash and cash equivalents, beginning of period	86,339	112,516
Cash and cash equivalents, end of period	$121,363	$137,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2023 | 8

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

Interest Holders

As of March 31, 2023, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly-owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of March 31, 2023, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended March 31, 2023, the Partnership had no common unit repurchases. During 2022, the Partnership repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of March 31, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to purchase any common units and may be cancelled, modified, or terminated by the Board at any time.

Management and Operations

The Partnership, including CVR GP, is managed by a combination of the Board, the general partner’s executive officers, CVR Services (as sole member of the general partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, CVR GP, CVR Energy, and certain of their respective subsidiaries, including a services agreement. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

Section 45Q Transaction

We believe that certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, CVR Partners and its subsidiary, CRNF, entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor, described in Revenue Procedure 2020-12, for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030 (the “45Q Transaction”). Among other items, the 45Q Transaction resulted in the creation of CVR-CapturePoint Parent LLC

March 31, 2023 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(“CVRP JV”), which was accounted for by the Partnership as an equity-method investment. See Note 5 (“Equity Method Investment”) for further discussion. In January 2023, we received an initial distribution, net of expenses, of approximately $18.1 million and could receive up to an additional $60 million in payments through March 31, 2030, if certain carbon oxide capture and sequestration milestones are met, subject to the terms of the applicable agreements. The foregoing description of the applicable agreements do not purport to be complete and is qualified in its entirety by the terms of the relevant agreements, which are filed herewith.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of CVR Partners and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from the condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto included in the 2022 Form 10-K.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Partnership for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2023 or any other interim or annual period.

(3) Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Finished goods	$36,635	$28,630
Raw materials	2,989	3,116
Parts, supplies and other	47,019	45,772
Total inventories	$86,643	$77,518

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Machinery and equipment	$1,447,751	$1,432,875
Buildings and improvements	17,598	17,461
Automotive equipment	16,377	16,377
Land and improvements	14,604	14,604
Construction in progress	8,541	7,858
Other	2,711	3,035
	1,507,581	1,492,210
Less: Accumulated depreciation and amortization	(710,953)	(681,216)
Total property, plant and equipment, net	$796,627	$810,994

During the three months ended March 31, 2023, the Partnership did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB Accounting Standards Codification (“ASC”) Topic 360, Property,

March 31, 2023 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Plant, and Equipment. For the three months ended March 31, 2023 and 2022, depreciation and amortization expenses were $15.0 million and $19.3 million, respectively.

(5) Equity Method Investment

In connection with the 45Q Transaction, the Partnership received a 50% ownership interest in CVRP JV in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. The Partnership applied the variable interest entity (“VIE”) model under FASB ASC Topic 810, Consolidation, to its variable interest in CVRP JV and determined that CVRP JV is a VIE. While the Partnership concluded it is not the primary beneficiary of CVRP JV, it does have significant influence over CVRP JV’s operating and financial policies and, therefore, applies the equity method of accounting for its investment in CVRP JV.

The Partnership valued the equity interest received using a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. The Partnership determined the estimated fair value of the consideration received to be $46.0 million, which is a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of the Partnership’s own assumptions described above. There were no transfers into or out of Level 3 during the three months ended March 31, 2023.

The Partnership will defer the recognition of the noncash consideration received and expects to recognize such revenue as the performance obligation associated with the CO Contract is satisfied. Refer to Note 9 (“Revenue”) for further discussion. The Partnership has elected to record its share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV will reduce the Partnership’s equity method investment and will be recorded in the period they are received. The investment in CVRP JV is presented within Other long-term assets on our condensed consolidated financial statements.

(in thousands)	CVRP JV
Balance at inception	$46,000
Cash distributions (1)	(19,000)
Cash contributions	2
Balance at March 31, 2023	$27,002

(1)Of this amount, approximately $0.9 million related to incremental costs associated with obtaining the CO contract were capitalized and included in Prepaid expenses and other current assets and Other long-term assets in our condensed consolidated financial statements.

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

March 31, 2023 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Balance Sheet Summary as of March 31, 2023 and December 31, 2022

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating leases at March 31, 2023 and December 31, 2022. There were no finance lease balances at March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
ROU asset, net
Railcars	$9,638	$10,449
Real estate and other	2,272	2,370
Lease liability
Railcars	9,638	10,449
Real estate and other	402	456

Lease Expense Summary for the Three Months Ended March 31, 2023 and 2022

We recognize lease expense on a straight-line basis over the lease term and short-term lease expense within Direct operating expenses (exclusive of depreciation and amortization). For the three months ended March 31, 2023 and 2022, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease expense	$1,223	$1,059
Finance lease expense:
Amortization of ROU asset	—	26
Short-term lease expense	650	766

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and lease liabilities at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term	4.1 years	4.3 years
Weighted-average discount rate	5.9%	5.5%

Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s liabilities at March 31, 2023.

(in thousands)	Operating Leases
Remainder of 2023	$3,402
2024	2,718
2025	2,302
2026	2,042
2027	1,756
Total lease payments	12,220
Less: imputed interest	(2,180)
Total lease liability	$10,040

March 31, 2023 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen, and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an estimated amount within the range of $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to happen within the next 12 months.

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued interest	$9,826	$1,404
Share-based compensation	9,788	9,231
Personnel accruals	5,105	7,539
Operating lease liabilities	2,698	2,931
Sales incentives	2,537	1,772
Accrued insurance	2,184	2,283
Accrued taxes other than income taxes	1,706	1,789
Other accrued expenses and liabilities	777	768
Total other current liabilities	$34,621	$27,717

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Unamortized discount and debt issuance costs	(3,076)	(3,200)
Total long-term debt	$546,924	$546,800

(1)The estimated fair value of the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) was approximately $488.1 million and $493.3 million as of March 31, 2023 and December 31, 2022, respectively. These estimates of fair value are a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2023	Outstanding Letters of Credit	Available Capacity as of March 31, 2023	Maturity Date
ABL Credit Facility	$35,000	$—	$—	$35,000	September 30, 2024

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2023.

March 31, 2023 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended March 31,
(in thousands)	2023	2022
Ammonia	$37,499	$42,011
UAN	164,341	159,607
Urea products	8,170	9,223
Net sales, exclusive of freight and other	210,010	210,841
Freight revenue (1)	10,936	9,214
Other revenue (2)	5,315	2,818
Total revenue	$226,261	$222,873

(1)Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.
(2)Includes revenue from (i) nitric acid sales and (ii) in connection with the 45Q Transaction, carbon oxide sales and noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term of seven years, three months. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of March 31, 2023, the Partnership had approximately $3.2 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $3.0 million of these performance obligations as revenue by the end of 2023 and the remaining balance during 2024.

Contract Balances

A summary of the deferred revenue activity for the three months ended March 31, 2023 is presented below:

(in thousands)
Balance at December 31, 2022	$47,516
Add:
New prepay contracts entered into during the period	13,069
Noncash consideration received as part of the 45Q Transaction	46,000
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(11,851)
Revenue recognized related to contracts entered into during the period	(9,712)
Revenue recognized related to noncash consideration	(1,586)
Other changes	(496)
Total deferred revenue	82,940
Less current portion of deferred revenue	(44,871)
Total long-term deferred revenue	$38,069

March 31, 2023 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Share-Based Compensation

A summary of compensation expense for the three months ended March 31, 2023 and 2022 is presented below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Phantom Unit Awards	$908	$9,912
Other Awards (1)	1,025	2,162
Total share-based compensation expense	$1,933	$12,074

(1)Other awards include the allocations, pursuant to the Corporate Master Services Agreement effective January 1, 2020, as amended (the “Corporate MSA”) and the Partnership’s Second Amended and Restated Agreement of Limited Partnership, of compensation expense for certain employees of CVR Energy and its subsidiaries who perform services for the Partnership and participate in equity compensation plans of CVR Energy.

(11) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies to those disclosed in the 2022 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact to its consolidated financial statements.

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of March 31, 2023, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

45Q Transaction

Under the agreements entered in connection with the 45Q Transaction, the Partnership’s subsidiary, CRNF, is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15.0 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45.0 million cap, if these minimum quantities are not delivered. The Partnership issued a guarantee to the unaffiliated third-party investors and certain affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and CVRP JV, which include the aforementioned fees. This guarantee has no impacts on the accounting records of the Partnership unless the parties fail to comply with the terms of the 45Q Transaction contracts.

(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental disclosures:
Cash paid for interest	$126	$1,164
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,006	898
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	87	(2,250)

March 31, 2023 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three months ended March 31, 2023 and 2022 is summarized below:

Related Party Activity

	Three Months Ended March 31,
(in thousands)	2023	2022
Sales to related parties:
CRRM (1)	$—	$48
CVRP JV (1)	1,252	—
Purchases from related parties:
CRRM (2)	15,588	14,534

	March 31, 2023	December 31, 2022
Due to related parties (3)	$5,235	$4,518

(1)Sales to related parties, included in Net sales in our condensed consolidated financial statements, consist of: (a) sales of feedstocks and services to Coffeyville Resources Refining & Marketing, LLC (“CRRM”) under the Master Service Agreement with CRNF (the “Coffeyville MSA”), and (b) CO sales to CVRP JV and its subsidiaries.
(2)Purchases from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses in our condensed consolidated financial statements, consist primarily of pet coke and hydrogen purchased from CRRM under the Coffeyville MSA.
(3)Due to related parties, included in Accounts payable to affiliates, consists primarily of amounts payable for feedstocks and other supplies and services provided by CRRM and CVR Services under the Coffeyville MSA and the Corporate MSA.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

For the first quarter of 2023, the Partnership, upon approval by the Board on May 1, 2023, declared a distribution of $10.43 per common unit, or $110.2 million, which is payable May 22, 2023 to unitholders of record as of May 15, 2023. Of this amount, CVR Energy will receive approximately $40.6 million, with the remaining amount payable to public unitholders.

March 31, 2023 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2023 (the “2022 Form 10-K”). Results of operations and cash flows for the three months ended March 31, 2023 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Partnership Overview

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, one located in Coffeyville, Kansas operated by its wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by its wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”). Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries, excluding the Partnership and its subsidiaries, which include its petroleum and renewables refining, marketing, and logistics operations.

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

March 31, 2023 | 17

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

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	EH&S	Reliability	Market Capture	Financial Discipline
Operated both facilities safely and at high utilization rates	✓	✓	✓
Achieved record combined ammonia and UAN production for the first quarter of 2023		✓	✓
Achieved record truck shipments from the Coffeyville Facility in March 2023		✓	✓
Declared a cash distribution of $10.43 per common unit related to the first three months of 2023 to be paid in May 2023			✓	✓
Closed on a transaction related to carbon capture and sequestration activities at the Coffeyville Facility in January 2023	✓		✓	✓

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

March 31, 2023 | 18

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

General Business Environment

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, significantly impacting global fertilizer and agriculture markets. The Black Sea is a major export point for nitrogen fertilizer and grains from Russia and Ukraine. When the invasion began, the Black Sea was largely closed to exports which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, as Russia and Ukraine are major wheat exporters and Ukraine is a major corn exporter from the Black Sea. Export restrictions have since been relaxed on grain exports from Russia and Ukraine from the Black Sea which is one of the factors that has led to lower grain prices from the elevated levels in the spring and summer 2022. In 2022, grain harvested in Ukraine was approximately 40% lower than 2021 due to lack of planting inputs, fuel, and workers to complete the planting of crops. Additionally, natural gas supplied from Russia to Western Europe has been constrained and natural gas prices have remained elevated since September 2021, causing European nitrogen fertilizer production capacity to be curtailed or costs to be elevated compared to competitors in other regions of the world. The ultimate outcome of the Russia-Ukraine conflict and any associated market disruptions are difficult to predict and may affect our business in unforeseen ways.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as evident by the chart presented below as of March 31, 2023.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 11.6 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2022/2023. Multiple refiners have announced renewable diesel expansion projects for 2023 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2023 farmers will plant 92.0 million corn acres, representing an increase of 3.8% as compared to 88.6 million corn acres in 2022. Planted soybean acres are estimated to be 87.5 million, representing no increase as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 179.5 million is an increase of 1.9% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics favor planting corn compared to soybeans. Lower inventory levels of corn and soybeans are expected to be supportive of corn prices for the remainder of 2023.

March 31, 2023 | 19

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 36% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as evidenced by the charts below, through March 31, 2023.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day (in thousands)
1,006
2021
2022
2023
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2023.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains are expected to remain elevated through the spring of 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, is expected to be strong for the spring 2023 planting season. With grain inventory levels expected to be near historical lows, we anticipate it to positively impact planted acreage for the spring of 2023 and boost the demand for nitrogen fertilizer.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated prices in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2023. Petcoke prices remain elevated compared to historical levels, but we believe that if natural gas prices remain lower than 2022 that petcoke prices will likely decline later in 2023.

March 31, 2023 | 20

The charts below show relevant market indicators by month through March 31, 2023:

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

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the three months ended March 31, 2023 and 2022. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

Utilization is presented solely on ammonia production rather than on each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

Consolidated Ammonia Utilization
105%
88%
100%
80%
% of Capacity
2023
2022
Three Months Ended March 31,

March 31, 2023 | 21

On a consolidated basis for the three months ended March 31, 2023, utilization increased to 105% compared to 88% for the three months ended March 31, 2022. The increase was primarily due to more reliable operations following the completion of planned turnarounds at both facilities in the third quarter of 2022, along with unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Total product sales volumes were favorable driven by increased production at both facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022. For the three months ended March 31, 2023, total product sales prices were unfavorable, driven by sales price decreases of 16% for ammonia and 8% for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices and deferred fertilizer demand at the retail level. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended March 31, 2023 versus March 31, 2022

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

359
42
322
40
40
0
300
200
Ammonia
UAN
2023
2022
Ammonia
UAN

1,200
800
400
Ammonia
600
400
200
UAN
$888
$457
$1,055
$496
2023
2022
Ammonia
UAN

Production Volumes - Gross tons produced for ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands of tons)	2023	2022
Ammonia (gross produced)	224	187
Ammonia (net available for sale)	62	52
UAN	366	317

March 31, 2023 | 22

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Petroleum coke used in production (thousand tons)	131	108
Petroleum coke used in production (dollars per ton)	$77.24	$56.46
Natural gas used in production (thousands of MMBtu) (1)	2,102	1,761
Natural gas used in production (dollars per MMBtu) (1)	$5.76	$5.54
Natural gas in cost of materials and other (thousands of MMBtu) (1)	1,315	1,528
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$7.79	$5.62

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, the Partnership’s operating income and net income were $109.4 million and $101.9 million, respectively, representing improvements of $5.5 million and $8.2 million, respectively, compared to the three months ended March 31, 2022. These increases were primarily driven by increased production and sales volumes, offset by lower product sales prices compared to the three months ended March 31, 2022.

Net Sales	Operating Income

300
200
100
0
$ (in millions)
$226.3
$222.9
2023
2022

March 31, 2023 | 23

Net Income	EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2023, net sales increased by $3.4 million to $226.3 million compared to the three months ended March 31, 2022. The increase was primarily due to favorable UAN and ammonia sales volumes which contributed $21.2 million in higher revenues, partially offset by decreased sales prices which reduced revenues by $21.0 million, compared to the three months ended March 31, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

(in thousands)	Price Variance	Volume Variance
UAN	$(13,925)	$18,659
Ammonia	(7,068)	2,556

The $167 and $39 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were primarily attributable to lower natural gas prices and deferred fertilizer demand at the retail level in the current period.

March 31, 2023 | 24

Cost of Materials and Other	Direct Operating Expenses (1)

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three months ended March 31, 2023, cost of materials and other was $36.6 million compared to $30.2 million for the three months ended March 31, 2022. The increase was driven primarily by increased petroleum coke feedstock costs and natural gas costs of $4.1 million and $2.2 million, respectively, in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended March 31, 2023, direct operating expenses (exclusive of depreciation and amortization) were $57.5 million compared to $60.3 million for the three months ended March 31, 2022. The decrease was primarily due to decreased personnel costs of $6.2 million driven by lower share-based compensation due to a decrease in market prices for CVR Partners’ common units during the current period. This was offset by increased utilities costs of $2.7 million resulting from increased usage of natural gas and higher electricity costs.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other
Depreciation and Amortization Expense - For the three months ended March 31, 2023, depreciation and amortization expense was $15.2 million compared to $19.5 million for the three months ended March 31, 2022. This decrease was primarily due to inventory changes, as well as various assets fully depreciated prior to the start of the current period.

Selling, General, and Administrative Expenses, and Other - For the three months ended March 31, 2023, selling, general and administrative expenses and other were $7.6 million compared to $8.9 million for the three months ended March 31, 2022.

March 31, 2023 | 25

The decrease was primarily related to decreased personnel costs driven by lower share-based compensation due to a decrease in market prices for CVR Partners’ common units during the current period.

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

The following are non-GAAP measures we present for the period ended March 31, 2023:

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

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$101,870	$93,661
Interest expense, net	7,173	10,036
Income tax expense	44	258
Depreciation and amortization	15,211	19,465
EBITDA and Adjusted EBITDA	$124,298	$123,420

March 31, 2023 | 26

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$130,443	$166,927
Non-cash items:
Loss on extinguishment of debt	—	(628)
Share-based compensation	(1,933)	(12,074)
Other	(502)	(613)
Adjustments:
Interest expense, net	7,173	10,036
Income tax expense	44	258
Change in assets and liabilities	(10,927)	(40,486)
EBITDA and Adjusted EBITDA	$124,298	$123,420

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2023	2022
EBITDA	$124,298	$123,420
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(8,466)	(9,334)
Debt service	—	(65,000)
Financing fees	—	(815)
Maintenance capital expenditures	(3,500)	(5,128)
Utility pass-through	(675)	(675)
Common units repurchased	—	(12,397)
Net cash proceeds from the 45Q Transaction	18,052	—
Other (reserves) releases:
Future turnaround	(3,166)	(6,875)
Reserve for maintenance capital expenditures	(16,250)	639
Available Cash for distribution (1) (2)	$110,293	$23,835

Common units outstanding	10,570	10,570

(1)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership declared and paid a $10.50 cash distribution related to the fourth quarter of 2022 and declared a cash distribution of $10.43 per common unit related to the first quarter of 2023 to be paid in May 2023.
Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

Fertilizer market conditions improved steadily throughout 2022 driven by a combination of increased demand for products amid a series of supply disruptions that led to tight fertilizer inventories and concerns around availability of product. In the first quarter of 2022 following the Russian invasion of Ukraine, fertilizer prices increased further and were volatile over concerns of a reduction in global supply of fertilizers due to restrictions on supply of Russian fertilizers and Russia’s decision to restrict

March 31, 2023 | 27

fertilizer exports through the end of 2022. Further, the disruption in natural gas flows to Europe following the shutdown of the Nordstream pipeline in the summer of 2022 resulted in a spike in European natural gas and electricity prices, causing many nitrogen fertilizer production facilities in Europe to cease or curtail operations. As a result, nitrogen fertilizer exports from the United States to Europe increased in the second half of 2022, thereby reducing the domestic availability of nitrogen fertilizers in the United States and causing prices to move higher. A mild winter in the US and Europe led to a weakening of natural gas prices in 2023, which in turn drove prices lower for nitrogen fertilizers as supply fears were abated and curtailed European production capacity began to restart. Despite the volatility in recent commodity pricing, nitrogen fertilizer product pricing remains well above the recent 5-year average and has not significantly impacted our primary source of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as countries weigh potential impacts of the ongoing Russia-Ukraine conflict.

When considering the market conditions and actions described above, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings and reserves, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs and other inflationary pressures. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

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

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2023, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of March 31, 2023, we had cash and cash equivalents of $121.4 million, including $38.5 million of customer advances and $19.0 million of dividends received from the equity method investment. Combined with $35.0 million available under our ABL Credit Facility, we had total liquidity of $156.4 million. As of December 31, 2022, we had $86.3 million in cash and cash equivalents, including $13.7 million of customer advances. Long-term debt consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized discount and debt issuance costs	(3,076)	(3,200)
Total long-term debt	$546,924	$546,800

As of March 31, 2023, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 5 (“Long-Term Debt”) of our 2022 Form 10-K for further information.

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

March 31, 2023 | 28

Our total capital expenditures for the three months ended March 31, 2023, along with our estimated expenditures for 2023 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2023	2023
Maintenance capital	$3,500	$29,000 - 31,000
Growth capital	25	3,000 - 4,000
Total capital expenditures	$3,525	$32,000 - 35,000

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

The planned turnaround at the Coffeyville Facility commenced in July 2022 and was completed in mid-August 2022. The planned turnaround at the East Dubuque Facility commenced in August 2022 and was completed in mid-September 2022. For the three months ended March 31, 2022, we incurred turnaround expense of $0.1 million related to the Coffeyville Facility’s turnaround, and $0.5 million related to the East Dubuque Facility’s turnaround. The next planned turnarounds are scheduled in 2025 and 2026 for the Coffeyville Facility and the East Dubuque Facility, respectively.

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

Distributions, if any, including the payment, amount, and timing thereof, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2023 and 2022 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

March 31, 2023 | 29

For the first quarter of 2023, the Partnership, upon approval by the Board on May 1, 2023, declared a distribution of $10.43 per common unit, or $110.2 million, which is payable May 22, 2023 to unitholders of record as of May 15, 2023. Of this amount, CVR Energy will receive approximately $40.6 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended March 31, 2023, the Partnership did not repurchase any common units. During the three months ended March 31, 2022, the Partnership repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of March 31, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net cash flow provided by (used in):
Operating activities	$130,443	$166,927	$(36,484)
Investing activities	15,562	(7,899)	23,461
Financing activities	(110,981)	(134,197)	23,216
Net increase in cash and cash equivalents	$35,024	$24,831	$10,193

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is primarily due to a decrease in working capital of $29.1 million, a $10.1 million decrease in non-cash share-based compensation as a result of lower market prices for CVR Partners’ units in 2023 compared to 2022, a decrease in depreciation and amortization of $4.3 million, and a decrease of $0.5 million in long term assets and liabilities. This is partially offset by a $8.2 million increase in net income during 2023 primarily due to increased production at both facilities after planned turnarounds were completed during the third quarter of 2022, which was impacted by a decline in product prices.

Cash Flows Used in Investing Activities

The change in net cash provided by investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to distributions received from CVR Partners’ equity method investment of $19 million associated with the 45Q Transaction, and a decrease in capital expenditures during 2023 of $4.5 million resulting from fixed asset additions related to both facilities’ turnarounds completed in 2022.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in cash distributions paid of $55.0 million in 2023 compared to 2022, changes of $65.0 million from the redemption of the remaining balance of the 2023 Notes and $12.4 million from unit repurchases of the Partnership’s common units in 2022, neither having a corresponding amount in 2023, and a $0.8 million reduction in the payment of deferred financing costs for the ABL Credit Facility during 2023 compared to the 2028 Notes in 2022.

March 31, 2023 | 30

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2022 Form 10-K. No modifications have been made during the three months ended March 31, 2023 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2023 as compared to the risks discussed in Part II, Item 7A of our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

March 31, 2023 | 31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 11 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

10.1*+	CVR Partners, LP and Subsidiaries 2023 Performance-Based Bonus Plan - FERTILIZER, approved February 17, 2023.
10.2*+Õ	Amended and Restated Limited Liability Company Agreement of CVR-CapturePoint LLC.
10.3*+Õ
Transaction Agreement dated January 6, 2023 by and among CVR Partners, LP and certain of its subsidiaries, CVR-CapturePoint Parent, LLC, CapturePoint LLC and certain Investors relating to the purchase of membership interests in CVR-CapturePoint LLC.

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
†    Furnished herewith.
+    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Partnership agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.
Õ The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.

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

March 31, 2023 | 32

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

March 31, 2023 | 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

May 2, 2023	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

May 2, 2023	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2023 | 34