Form 10-Q
period 2023-06-30
CVR PARTNERS, LP
filed 2023-08-01
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 28, 2023.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
June 30, 2023

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	34
	Condensed Consolidated Balance Sheets - June 30, 2023 and December 31, 2022 (unaudited)	5	Item 1A.	Risk Factors	34
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	6	Item 5.	Other Information	34
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2023 and 2022 (unaudited)	7	Item 6.	Exhibits	34
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2023 and 2022 (unaudited)	8	Signatures		35
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2023 | 2

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
•the effects of changes in market conditions and market volatility, fertilizer, natural gas, and other commodity prices, including inflation, and the impact of such changes on our operating results and financial condition;
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

June 30, 2023 | 3

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
•control of our general partner by CVR Energy and control of CVR Energy by its controlling shareholder;
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
•risks related to the conclusion of a potential spin-off of the general and limited partner interests in the Partnership owned by CVR Energy or potential future reconsideration thereof;
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

June 30, 2023 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$68,699	$86,339
Accounts receivable	33,925	90,448
Inventories	78,874	77,518
Prepaid expenses and other current assets	6,825	11,399
Total current assets	188,323	265,704
Property, plant, and equipment, net	783,561	810,994
Other long-term assets	47,106	23,704
Total assets	$1,018,990	$1,100,402

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$28,069	$45,522
Accounts payable to affiliates	5,896	5,302
Deferred revenue	6,666	47,516
Other current liabilities	27,683	27,717
Total current liabilities	68,314	126,057
Long-term liabilities:
Long-term debt, net	547,050	546,800
Long-term deferred revenue	36,483	—
Other long-term liabilities	14,827	15,734
Total long-term liabilities	598,360	562,534
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively	352,315	411,810
General partner interest	1	1
Total partners’ capital	352,316	411,811
Total liabilities and partners’ capital	$1,018,990	$1,100,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2023	2022	2023	2022
Net sales	$183,005	$244,000	$409,266	$466,874
Operating costs and expenses:
Cost of materials and other	33,410	40,984	69,989	71,230
Direct operating expenses (exclusive of depreciation and amortization)	55,759	48,767	113,303	109,084
Depreciation and amortization	19,755	21,220	34,965	40,686
Cost of sales	108,924	110,971	218,257	221,000
Selling, general and administrative expenses	7,291	7,008	14,675	15,752
Loss on asset disposal	64	93	256	267
Operating income	66,726	125,928	176,078	229,855
Other (expense) income:
Interest expense, net	(6,919)	(8,308)	(14,093)	(18,343)
Other income (expense), net	52	81	(212)	108
Income before income tax expense	59,859	117,701	161,773	211,620
Income tax expense	2	119	46	377
Net income	$59,857	$117,582	$161,727	$211,243

Basic and diluted earnings per common unit	$5.66	$11.12	$15.30	$19.90

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811
Net income	—	101,870	—	101,870
Cash distributions to common unitholders - Affiliates	—	(40,866)	—	(40,866)
Cash distributions to common unitholders - Non-affiliates	—	(70,115)	—	(70,115)
Balance at March 31, 2023	10,569,637	402,699	1	402,700
Net income	—	59,857	—	59,857
Cash distributions to common unitholders - Affiliates	—	(40,594)	—	(40,594)
Cash distributions to common unitholders - Non-affiliates	—	(69,647)	—	(69,647)
Balance at June 30, 2023	10,569,637	$352,315	$1	$352,316

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198
Net income	—	93,661	—	93,661
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Cash distributions to common unitholders - Affiliates	—	(20,394)	—	(20,394)
Cash distributions to common unitholders - Non-affiliates	—	(35,576)	—	(35,576)
Balance at March 31, 2022	10,569,637	367,490	1	367,491
Net income	—	117,582	—	117,582
Cash distributions to common unitholders - Affiliates	—	(8,796)	—	(8,796)
Cash distributions to common unitholders - Non-affiliates	—	(15,091)	—	(15,091)
Balance at June 30, 2022	10,569,637	$461,185	$1	$461,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$161,727	$211,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,965	40,686
Share-based compensation	4,136	11,353
Loss on extinguishment of debt	—	628
Other adjustments	752	958
Change in assets and liabilities:
Current assets and liabilities	(10,704)	(48,892)
Non-current assets and liabilities	411	(365)
Net cash provided by operating activities	191,287	215,611
Cash flows from investing activities:
Capital expenditures	(7,591)	(13,771)
Proceeds from sale of assets	—	41
Return of equity method investment	19,885	—
Net cash provided by (used in) investing activities	12,294	(13,730)
Cash flows from financing activities:
Repurchase of common units	—	(12,398)
Principal payments on senior secured notes	—	(65,000)
Cash distributions to common unitholders - Affiliates	(81,460)	(29,190)
Cash distributions to common unitholders - Non-affiliates	(139,762)	(50,667)
Payment of deferred financing costs	—	(830)
Other financing activities	1	—
Net cash used in financing activities	(221,221)	(158,085)
Net (decrease) increase in cash and cash equivalents	(17,640)	43,796
Cash and cash equivalents, beginning of period	86,339	112,516
Cash and cash equivalents, end of period	$68,699	$156,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2023 | 8

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

Interest Holders

As of June 30, 2023, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly-owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of June 30, 2023, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 71% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three and six months ended June 30, 2023 and the three months ended June 30, 2022, the Partnership did not repurchase any common units. During the six months ended June 30, 2022, the Partnership repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of June 30, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal amount in authority remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to purchase any common units and may be cancelled, modified, or terminated by the Board at any time.

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

Section 45Q Transaction

Certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, CVR Partners and its subsidiary, CRNF, entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor, described in Revenue Procedure 2020-12, for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030 (the “45Q Transaction”). Among other items, the 45Q Transaction resulted in the creation of CVR-CapturePoint Parent LLC (“CVRP

June 30, 2023 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
JV”), which was accounted for by the Partnership as an equity-method investment. See Note 5 (“Equity Method Investment”) for further discussion. In January 2023, we received an initial distribution, net of expenses, of approximately $18.1 million and could receive up to an additional $60.0 million in payments through March 31, 2030, if certain carbon oxide capture and sequestration milestones are met, subject to the terms of the applicable agreements. The foregoing description of the applicable agreements does not purport to be complete and is qualified in its entirety by the terms of the relevant agreements, which were filed with the Partnership’s quarterly report on Form 10-Q for the period ended March 31, 2023.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of CVR Partners and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from these condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2022 audited consolidated financial statements and notes thereto included in the 2022 Form 10-K.

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

(3) Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$29,511	$28,630
Raw materials	2,025	3,116
Parts, supplies and other	47,338	45,772
Total inventories	$78,874	$77,518

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Machinery and equipment	$1,449,208	$1,432,875
Buildings and improvements	18,021	17,461
Automotive equipment	16,377	16,377
Land and improvements	14,736	14,604
Construction in progress	11,870	7,858
Other	2,799	3,035
	1,513,011	1,492,210
Less: Accumulated depreciation and amortization	(729,450)	(681,216)
Total property, plant and equipment, net	$783,561	$810,994

During the six months ended June 30, 2023, the Partnership did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB Accounting Standards Codification (“ASC”) Topic 360, Property,

June 30, 2023 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Plant, and Equipment. Depreciation and amortization expense related to property, plant and equipment was $19.6 million and $34.6 million for the three and six months ended June 30, 2023, respectively, and $21.0 million and $40.3 million for the three and six months ended June 30, 2022, respectively.

(5) Equity Method Investment

As part of the 45Q Transaction, the Partnership received a 50% ownership interest in CVRP JV in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. The Partnership applied the variable interest entity (“VIE”) model under FASB ASC Topic 810, Consolidation, to its variable interest in CVRP JV and determined that CVRP JV is a VIE. While the Partnership concluded it is not the primary beneficiary of CVRP JV, it does have significant influence over CVRP JV’s operating and financial policies and, therefore, applied the equity method of accounting for its investment in CVRP JV.

The Partnership valued the equity interest received using a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. The Partnership determined the estimated fair value of the consideration received to be $46.0 million, which was a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of the Partnership’s own assumptions described above. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2023.

The Partnership deferred the recognition of the noncash consideration received and expects to recognize such revenue as the performance obligation associated with the CO Contract is satisfied. Refer to Note 9 (“Revenue”) for further discussion. The Partnership has elected to record its share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV will reduce the Partnership’s equity method investment and will be recorded in the period they are received. The investment in CVRP JV is presented within Other long-term assets on our condensed consolidated financial statements.

(in thousands)	CVRP JV
Balance at inception	$46,000
Cash distributions (1)	(19,000)
Cash contributions	2
Balance at March 31, 2023	27,002
Cash distributions	(885)
Equity loss	(2)
Balance at June 30, 2023	$26,115

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

June 30, 2023 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Balance Sheet Summary as of June 30, 2023 and December 31, 2022

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating leases at June 30, 2023 and December 31, 2022. There were no finance lease balances at June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
ROU asset, net
Railcars	$8,915	$10,449
Real estate and other	2,200	2,370
Lease liability
Railcars	8,915	10,449
Real estate and other	373	456

Lease Expense Summary for the Three and Six Months Ended June 30, 2023 and 2022

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three and six months ended June 30, 2023 and 2022, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$1,143	$1,098	$2,366	$2,157
Finance lease expense:
Amortization of ROU asset	—	8	—	34
Short-term lease expense	619	767	1,269	1,532

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and lease liabilities at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term	3.9 years	4.3 years
Weighted-average discount rate	5.9%	5.5%

Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s liabilities at June 30, 2023:

(in thousands)	Operating Leases
Remainder of 2023	$1,582
2024	2,730
2025	2,302
2026	2,042
2027	1,756
Thereafter	—
Total lease payments	10,412
Less: imputed interest	(1,124)
Total lease liability	$9,288

June 30, 2023 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Partnership has entered into lease commitments that have not yet commenced as follows:
•On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen, and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel to be classified as a financing lease with an estimated amount within the range of $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to occur within the next 12 months.

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Share-based compensation	$10,993	$9,231
Personnel accruals	5,487	7,539
Sales incentives	3,139	1,772
Operating lease liabilities	2,519	2,931
Accrued insurance	1,626	2,283
Accrued taxes other than income taxes	1,437	1,789
Accrued interest	1,404	1,404
Other accrued expenses and liabilities	1,078	768
Total other current liabilities	$27,683	$27,717

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Unamortized discount and debt issuance costs	(2,950)	(3,200)
Total long-term debt	$547,050	$546,800

(1)The estimated fair value of the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) was approximately $478.4 million and $493.3 million as of June 30, 2023 and December 31, 2022, respectively. These estimates of fair value are a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2023	Outstanding Letters of Credit	Available Capacity as of June 30, 2023	Maturity Date
ABL Credit Facility	$35,000	$—	$—	$35,000	September 30, 2024

June 30, 2023 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2023.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Ammonia	$56,032	$60,942	$93,532	$102,953
UAN	103,773	159,399	268,115	319,006
Urea products	7,201	10,544	15,371	19,767
Net sales, exclusive of freight and other	167,006	230,885	377,018	441,726
Freight revenue (1)	10,910	9,856	21,846	19,071
Other revenue (2)	5,089	3,259	10,402	6,077
Total revenue	$183,005	$244,000	$409,266	$466,874

(1)Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and is reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.
(2)Includes revenue from (i) nitric acid sales and (ii) carbon oxide sales, including sales in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term of seven years, three months. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of June 30, 2023, the Partnership had approximately $2.4 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $2.2 million of these performance obligations as revenue by the end of 2023 and the remaining balance during 2024.

June 30, 2023 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Balances

A summary of the deferred revenue activity for the six months ended June 30, 2023 is presented below:

(in thousands)
Balance at December 31, 2022	$47,516
Add:
New prepay contracts entered into during the period	10,221
Noncash consideration received as part of the 45Q Transaction	46,000
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(46,215)
Revenue recognized related to contracts entered into during the period	(9,991)
Revenue recognized related to noncash consideration	(3,172)
Other changes	(1,210)
Total deferred revenue	43,149
Less: Current portion of deferred revenue	(6,666)
Total long-term deferred revenue	$36,483

(10) Share-Based Compensation

A summary of compensation expense for the three and six months ended June 30, 2023 and 2022 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Phantom Unit Awards	$1,556	$(2,259)	$2,464	$7,653
Other Awards (1)	647	1,538	1,672	3,700
Total share-based compensation expense	$2,203	$(721)	$4,136	$11,353

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

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of June 30, 2023, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

June 30, 2023 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
45Q Transaction

Under the agreements entered into in connection with the 45Q Transaction, the Partnership’s subsidiary, CRNF, is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15.0 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45.0 million cap, if these minimum quantities are not delivered. The Partnership issued a guarantee to the unaffiliated third-party investors and certain affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and CVRP JV, which include the aforementioned fees. This guarantee has no impacts on the accounting records of the Partnership unless the parties fail to comply with the terms of the 45Q Transaction contracts.

(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosures:
Cash paid for interest	$17,069	$18,113
Cash paid for income taxes, net of refunds	240	27
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,918	1,790
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	2,223	(109)

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and six months ended June 30, 2023 and 2022 is summarized below:

Related Party Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Sales to related parties:
CRRM (1)	$4	$124	$4	$172
CVRP JV (1)	1,095	—	2,347	—
Purchases from related parties:
CRRM (2)	12,383	14,590	27,972	29,122

	June 30, 2023	December 31, 2022
Due to related parties (3)	$5,208	$4,518

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

June 30, 2023 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
Total 2023 quarterly distributions		$20.93	$139,762	$81,460	$221,222

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

For the second quarter of 2023, the Partnership, upon approval by the Board on July 31, 2023, declared a distribution of $4.14 per common unit, or $43.8 million, which is payable August 21, 2023 to unitholders of record as of August 14, 2023. Of this amount, CVR Energy will receive approximately $16.1 million, with the remaining amount payable to public unitholders.

June 30, 2023 | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2023 (the “2022 Form 10-K”). Results of operations for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

Partnership Overview

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops. The Partnership produces these products at two manufacturing facilities, one located in Coffeyville, Kansas operated by its wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by its wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”). The principal products we produce include ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries, excluding the Partnership and its subsidiaries, which include its petroleum and renewables refining, marketing, and logistics operations.

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

June 30, 2023 | 18

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

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	EH&S	Reliability	Market Capture	Financial Discipline
Achieved satisfactory Process Safety and Environmental performance	✓
Continued to operate both facilities safely and at high utilization rates. During the second quarter of 2023, achieved a combined utilization rate of 100%	✓	✓	✓
Achieved record truck shipments during March 2023 at the Coffeyville Facility		✓	✓
Achieved record daily ammonia shipments during April 2023 and record quarterly ammonia production during the second quarter of 2023 at the East Dubuque Facility		✓	✓
Declared a cash distribution of $4.14 per common unit for the second quarter of 2023, bringing cumulative distributions declared to date of $14.57 per common unit related to the first six months of 2023			✓	✓
Closed on a transaction related to carbon capture and sequestration activities at the Coffeyville Facility in January 2023	✓		✓	✓

June 30, 2023 | 19

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

Regulatory Environment - Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption can directly impact our business. In August 2022, the Inflation Reduction Act was passed and introduced the Clean Fuel Production Credit incentivizing lower Carbon Intensity feedstocks, including corn oil, which may increase demand for corn planting. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the ethanol blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

On the contrary, in April 2023, the EPA announced the proposed federal vehicle emission standards for 2027 through 2032, which will essentially eliminate internal combustion engine vehicles and will reduce the demand for liquid fuels including ethanol. Production today of ethanol consumes approximately 35% of the annual United States corn crop.

Russia-Ukraine Conflict - In February 2022, Russia invaded Ukraine, significantly impacting global fertilizer and agriculture markets. The Black Sea is a major export point for nitrogen fertilizer and grains from Russia and Ukraine. When the invasion began, the Black Sea was largely closed to exports which prompted tightening global supply conditions for nitrogen fertilizer in advance of spring planting and wheat and corn availability, as Russia and Ukraine are major wheat exporters and Ukraine is a major corn exporter from the Black Sea. Export restrictions on grain exports from Russia and Ukraine from the Black Sea were then relaxed and contributed to lower grain prices from the elevated levels in the spring and summer of 2022. However, in July 2023, Russia indicated that it would not extend the initiative to allow Ukraine to export grain, which could create instability in the grain markets. In 2022, grain harvested in Ukraine was approximately 40% lower than in 2021 due to lack of planting inputs, fuel, and workers to complete the planting of crops. Although at a lesser magnitude, the Russia-Ukraine conflict continues to impact the macro-economic environment in 2023 and its ultimate outcome and any associated market disruptions are difficult to predict and may affect our business in unforeseen ways.

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

June 30, 2023 | 20

and other renewable fuels, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the United States over the longer term.

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of June 30, 2023.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 12.5 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2023/2024. Multiple refiners have announced renewable diesel expansion projects for 2023 and beyond, which will only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2023 farmers planted 94.1 million corn acres, representing an increase of 6.2% as compared to 88.6 million corn acres in 2022. Planted soybean acres are estimated to be 83.5 million, representing a decrease of 4.6% as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 177.6 million is an increase of 0.9% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics favor planting corn compared to soybeans. Lower inventory levels of corn and soybeans are expected to be supportive of corn prices for the remainder of 2023.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 36% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through June 30, 2023.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day
(in thousands)
1,044
2021
2022
2023
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2023.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the war in Ukraine, prices for grains remained elevated through the first half of 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2023 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for

June 30, 2023 | 21

natural gas in Europe to fall significantly in the first quarter of 2023. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2023. Pet coke prices remain elevated compared to historical levels, but we believe that if natural gas prices remain lower than prices in 2022, pet coke prices will likely decline later in 2023.

The charts below show relevant market indicators by month through June 30, 2023:

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

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the three and six months ended June 30, 2023 and 2022. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

Utilization is presented solely on ammonia production rather than on each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

June 30, 2023 | 22

On a consolidated basis for the three and six months ended June 30, 2023, utilization increased to 100% and 103%, respectively, compared to 89% and 88% for the three and six months ended June 30, 2022, respectively. The increases were primarily due to more reliable operations following the completion of planned turnarounds at both facilities in the third quarter of 2022, along with increased unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. For the three and six months ended June 30, 2023, total product sales volumes were favorable, driven by increased production at both facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022. For the three and six months ended June 30, 2023, total product sales prices were unfavorable for both periods, driven by sales price decreases of 40% and 32%, respectively, for ammonia and 43% and 26%, respectively, for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices and deferred fertilizer demand at the retail level. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended June 30, 2023 versus June 30, 2022

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
79
329
52
287
80
40
0
300
200
Ammonia
UAN
2023
2022

Ammonia
UAN
1,200
800
400
600
400
200
Ammonia
UAN
$707
$316
$1,182
$555
2023
2022

June 30, 2023 | 23

Operating Highlights for the Six Months Ended June 30, 2023 versus June 30, 2022

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
121
688
609
91
120
80
40
0
600
400
200
Ammonia
UAN
2023
2022

Ammonia
UAN
1,200
800
400
600
400
200
Ammonia
UAN
$770
$390
$1,127
$524
2023
2022

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2023	2022	2023	2022
Ammonia (gross produced)	219	193	442	380
Ammonia (net available for sale)	70	50	132	102
UAN	339	331	705	648

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Petroleum coke used in production (thousands of tons)	124	116	255	224
Petroleum coke used in production (dollars per ton)	$73.91	$49.91	$75.62	$53.06
Natural gas used in production (thousands of MMBtu) (1)	2,194	1,936	4,296	3,697
Natural gas used in production (dollars per MMBtu) (1)	$2.35	$7.34	$4.02	$6.48
Natural gas in cost of materials and other (thousands of MMBtu) (1)	2,403	1,707	3,718	3,235
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$4.11	$5.98	$5.41	$5.81

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Six Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, the Partnership’s operating income and net income were $66.7 million and $59.9 million, respectively, representing reductions of $59.2 million and $57.7 million, respectively, compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, the Partnership’s operating income and net income were $176.1 million and $161.7 million, respectively, representing decreases of $53.8 million and $49.5 million in operating income

June 30, 2023 | 24

and net income, respectively, compared to the six months ended June 30, 2022. These reductions were primarily driven by decreased product sales prices, offset by increased production and sales volumes, compared to the three and six months ended June 30, 2022.

Net Sales	Operating Income

$ (in millions)
400
200
$183.0
$244.0
$409.3
$466.9
Q2
YTD
2023
2022

$ (in millions)
200
100
0
$66.7
$125.9
$176.1
$229.9
Q2
YTD
2023
2022

Net Income	EBITDA (1)

$ (in millions)
200
100
0
$59.9
$117.6
$161.7
$211.2
Q2
YTD
2023
2022

$ (in millions)
0
100
200
$86.5
$147.2
$210.8
$270.6
Q2
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2023, net sales decreased by $61.0 million to $183.0 million compared to the three months ended June 30, 2022. The decrease was primarily due to unfavorable UAN and ammonia sales prices which reduced revenues by $116.2 million, offset by favorable UAN and ammonia sales volumes contributing $55.8 million in higher revenues, compared to the three months ended June 30, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

June 30, 2023 | 25

(in thousands)	Price Variance	Volume Variance
UAN	$(78,577)	$23,059
Ammonia	(37,641)	32,750

The $475 and $239 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were primarily attributable to lower natural gas prices and deferred fertilizer demand at the retail level in the current period. The increases in UAN and ammonia sales volumes for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were primarily attributable to increased production at both facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility during the 2022 period.

For the six months ended June 30, 2023, net sales decreased by $57.6 million to $409.3 million compared to the six months ended June 30, 2022. This decrease was primarily due to lower sales prices which reduced revenues by $135.5 million, offset by favorable UAN and ammonia sales volumes which increased revenues by $75.4 million, compared to the six months ended June 30, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:

(in thousands)	Price Variance	Volume Variance
UAN	$(92,107)	$41,479
Ammonia	(43,372)	33,957

The $357 and $134 per ton decreases in ammonia and UAN sales pricing, respectively, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were primarily attributable to lower natural gas prices and deferred fertilizer demand at the retail level in the current period. The increases in UAN and ammonia sales volumes for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were primarily attributable to increased production at both facilities due to operating reliably after the planned turnarounds in the third quarter of 2022, as well as increased downtime from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility during the 2022 period.

Cost of Materials and Other	Direct Operating Expenses (1)

$ (in millions)
100
50
0
$33.4
$41.0
$70.0
$71.2
Q2
YTD
2023
2022

$113.3
$109.1
100
$ (in millions)
$55.8
$48.8
50
0
Q2
YTD
2023
2022

(1)Exclusive of depreciation and amortization expense.

June 30, 2023 | 26

Cost of Materials and Other - For the three and six months ended June 30, 2023, cost of materials and other was $33.4 million and $70.0 million, respectively, compared to $41.0 million and $71.2 million for the three and six months ended June 30, 2022. These decreases were driven primarily by lower purchases of ammonia and UAN in 2023 due to improved plant utilization resulting in higher quantities of product available for sale, as well as lower natural gas costs in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three and six months ended June 30, 2023, direct operating expenses (exclusive of depreciation and amortization) were $55.8 million and $113.3 million, respectively, compared to $48.8 million and $109.1 million for the three and six months ended June 30, 2022, respectively. The increases were primarily a result of inventory impacts due to a draw in ammonia inventory, offset by lower utility costs of $6.4 million from lower natural gas and electricity prices in the current period.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other

45
30
15
$ (in millions)
$19.8
$21.2
$35.0
$40.7
Q2
YTD
2023
2022

$ (in millions)
20
15
10
5
$7.4
$7.1
$14.9
$16.0
Q2
YTD
2023
2022

Depreciation and Amortization Expense - For the three and six months ended June 30, 2023, depreciation and amortization expense were $19.8 million and $35.0 million, respectively, compared to $21.2 million and $40.7 million for the three and six months ended June 30, 2022, respectively. The decreases were primarily due to various assets fully depreciated prior to the start of the current period.

Selling, General, and Administrative Expenses, and Other - For the three months ended June 30, 2023 and 2022, selling, general and administrative expenses and other were $7.4 million and $7.1 million, respectively. The increase was primarily related to increased outside service and non-personnel costs, partially offset by lower share-based compensation due to a decrease in market prices for CVR Partners’ common units during the current period. For the six months ended June 30, 2023 and 2022, selling, general and administrative expenses and other were $14.9 million and $16.0 million, respectively. The decrease was primarily related to lower share-based compensation due to a decrease in market prices for CVR Partners’ common units in the current period.

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

The following are non-GAAP measures we present for the period ended June 30, 2023:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

June 30, 2023 | 27

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

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$59,857	$117,582	$161,727	$211,243
Interest expense, net	6,919	8,308	14,093	18,343
Income tax expense	2	119	46	377
Depreciation and amortization	19,755	21,220	34,965	40,686
EBITDA and Adjusted EBITDA	$86,533	$147,229	$210,831	$270,649

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$60,844	$48,684	$191,287	$215,611
Non-cash items:
Loss on extinguishment of debt	—	—	—	(628)
Share-based compensation	(2,203)	721	(4,136)	(11,353)
Other	(250)	(345)	(752)	(958)
Adjustments:
Interest expense, net	6,919	8,308	14,093	18,343
Income tax expense	2	119	46	377
Change in assets and liabilities	21,221	89,742	10,293	49,257
EBITDA and Adjusted EBITDA	$86,533	$147,229	$210,831	$270,649

June 30, 2023 | 28

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
EBITDA	$86,533	$147,229	$210,831	$270,649
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(8,466)	(8,466)	(16,932)	(17,800)
Debt service	—	—	—	(65,000)
Financing fees	—	—	—	(815)
Maintenance capital expenditures	(5,691)	(7,981)	(9,191)	(13,109)
Utility pass-through	(675)	(675)	(1,350)	(1,350)
Major scheduled expenditures	662	—	662	—
Common units repurchased	—	—	—	(12,397)
Net cash proceeds from the 45Q Transaction	(701)	—	17,351	—
Other (reserves) releases:
Future turnaround	(3,334)	(9,875)	(6,500)	(16,750)
Cash reserves for future operating needs	(20,000)	(15,000)	(20,000)	(15,000)
Reserve for capital growth expenditures	(4,550)	974	(20,800)	1,613
Available Cash for distribution (1) (2)	$43,778	$106,206	$154,071	$130,041

Common units outstanding	10,570	10,570	10,570	10,570

(1)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(2)The Partnership declared and paid a $10.50 and $10.43 cash distribution related to the fourth quarter of 2022 and first quarter of 2023, respectively, and declared a cash distribution of $4.14 per common unit related to the second quarter of 2023 to be paid in August 2023.

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

Fertilizer market conditions were volatile throughout 2022 driven by a combination of increased demand for products amid a series of supply disruptions that led to tight inventories and concerns around the availability of product. The Russian invasion of Ukraine in the first quarter of 2022 added to the supply concerns, which increased further following the shutdown of the Nordstream pipeline in the summer of 2022 and the resulting spike in European natural gas prices that led many European nitrogen fertilizer production facilities to cease or curtail operations. Following a mild winter in the U.S. and Europe, natural gas prices declined significantly in 2023, which in turn drove prices lower for nitrogen fertilizers as supply fears were abated and curtailed European production capacity began to restart. Despite the volatility in recent commodity pricing, nitrogen fertilizer product pricing remains well above the recent 5-year average and has not significantly impacted our primary source of liquidity. While we believe demand for our fertilizer products is stable, there is still uncertainty on the horizon as countries weigh potential impacts of the ongoing Russia-Ukraine conflict.

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

June 30, 2023 | 29

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

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2023, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of June 30, 2023, we had cash and cash equivalents of $68.7 million, including $19.9 million of dividends received from the equity method investment. Combined with $35.0 million available under our ABL Credit Facility, we had total liquidity of $103.7 million. As of December 31, 2022, we had $86.3 million in cash and cash equivalents, including $13.7 million of customer advances. Long-term debt consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized discount and debt issuance costs	(2,950)	(3,200)
Total long-term debt	$547,050	$546,800

As of June 30, 2023, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 5 (“Long-Term Debt”) of our 2022 Form 10-K for further information.

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

Our total capital expenditures for the six months ended June 30, 2023, along with our estimated expenditures for 2023 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2023	2023
Maintenance capital	$9,191	$31,000 - 32,000
Growth capital	623	2,000 - 3,000
Total capital expenditures	$9,814	$33,000 - 35,000

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

The planned turnaround at the Coffeyville Facility commenced in July 2022 and was completed in mid-August 2022. The planned turnaround at the East Dubuque Facility commenced in August 2022 and was completed in mid-September 2022. For the three and six months ended June 30, 2022, we incurred turnaround expense of $0.2 million and $0.3 million, respectively,

June 30, 2023 | 30

related to the Coffeyville Facility’s turnaround, and $0.8 million and $1.3 million, respectively, related to the East Dubuque Facility’s turnaround. The next planned turnarounds are currently scheduled to take place in 2025 and 2026 for the Coffeyville Facility and the East Dubuque Facility, respectively. For the three and six months ended June 30, 2023, we have incurred $0.7 million in turnaround expense for both periods related to planning for the Coffeyville Facility’s expected turnaround and a nominal amount in turnaround expense related to planning for the East Dubuque Facility’s expected turnaround.

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

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2023 and 2022 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
Total 2023 quarterly distributions		$20.93	$139,762	$81,460	$221,222

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

For the second quarter of 2023, the Partnership, upon approval by the Board on July 31, 2023, declared a distribution of $4.14 per common unit, or $43.8 million, which is payable August 21, 2023 to unitholders of record as of August 14, 2023. Of this amount, CVR Energy will receive approximately $16.1 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three and six months ended June 30, 2023 and the three months ended June 30, 2022, the Partnership did not repurchase any common units. During the six months ended June 30, 2022, the Partnership repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of June 30, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

June 30, 2023 | 31

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net cash flow provided by (used in):
Operating activities	$191,287	$215,611	$(24,324)
Investing activities	12,294	(13,730)	26,024
Financing activities	(221,221)	(158,085)	(63,136)
Net (decrease) increase in cash and cash equivalents	$(17,640)	$43,796	$(61,436)

Cash Flows Provided by Operating Activities

The change in net cash flows from operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to a $49.5 million decrease in net income during 2023 primarily due to lower product sales prices, a $7.2 million decrease in non-cash share-based compensation as a result of lower market prices for CVR Partners’ units in 2023 compared to 2022, and a decrease in depreciation and amortization of $5.7 million as a result of various assets being fully depreciated prior to the start of the current period. This is partially offset by an increase in working capital of $38.2 million.

Cash Flows Used in Investing Activities

The change in net cash provided by investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to distributions received from CVR Partners’ equity method investment of $20 million associated with the 45Q Transaction, and a decrease in capital expenditures during 2023 of $6.2 million resulting from fixed asset additions related to both facilities’ turnarounds completed in 2022.

Cash Flows Used in Financing Activities

The change in net cash used in financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in cash distributions paid of $141.4 million in 2023 compared to 2022, changes of $65.0 million from the redemption of the remaining balance of the 2023 Notes and $12.4 million from unit repurchases of the Partnership’s common units in 2022, neither having a corresponding amount in 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2022 Form 10-K. No modifications have been made during the three and six months ended June 30, 2023 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2023 as compared to the risks discussed in Part II, Item 7A of our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2023.

June 30, 2023 | 32

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

June 30, 2023 | 33

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

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2023 | 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

August 1, 2023	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

August 1, 2023	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2023 | 35