Form 10-Q
period 2023-09-30
CVR PARTNERS, LP
filed 2023-10-31
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 27, 2023.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2023

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	35
	Condensed Consolidated Balance Sheets - September 30, 2023 and December 31, 2022 (unaudited)	5	Item 1A.	Risk Factors	35
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	6	Item 5.	Other Information	35
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	7	Item 6.	Exhibits	35
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2023 and 2022 (unaudited)	8	Signatures		37
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2023 | 2

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
•the volatile, cyclical, and seasonal nature of our business and the variable nature of our distributions;
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
•our reliance on, or our ability to procure economically or at all, petroleum coke (“pet coke”) we purchase from subsidiaries of CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) and other third-party suppliers;
•our reliance on the natural gas, electricity, oxygen, nitrogen, sulfur processing, compressed dry air and other products that we purchase from third parties;
•the supply, availability, and prices of essential raw materials and the effects of inflation thereupon;
•our production levels, including the risk of a material decline in those levels and/or our ability to upgrade ammonia to UAN;
•product pricing, including spot and contracted sales, the timing thereof, and our ability to realize market prices, in full or at all;
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

September 30, 2023 | 3

•political disturbances, geopolitical conflicts, instability and tensions, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with Russia’s invasion of Ukraine in February 2022 and the conflict between Israel and Hamas, and any ongoing or potential regional conflicts;
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
•the value of payouts under our equity and non-equity incentive plans; and
•the cost and/or availability of insurance and our ability to recover under our insurance policies for damages or losses in full or at all; and
•Labor supply shortages, labor difficulties, labor disputes or strikes;
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
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

September 30, 2023 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$89,175	$86,339
Accounts receivable	36,180	90,448
Inventories	73,994	77,518
Prepaid expenses and other current assets	4,047	11,399
Total current assets	203,396	265,704
Property, plant, and equipment, net	769,854	810,994
Other long-term assets	45,826	23,704
Total assets	$1,019,076	$1,100,402

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$32,068	$45,522
Accounts payable to affiliates	4,657	5,302
Deferred revenue	38,956	47,516
Other current liabilities	37,546	27,717
Total current liabilities	113,227	126,057
Long-term liabilities:
Long-term debt, net	547,178	546,800
Long-term deferred revenue	34,897	—
Other long-term liabilities	14,486	15,734
Total long-term liabilities	596,561	562,534
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively	309,287	411,810
General partner interest	1	1
Total partners’ capital	309,288	411,811
Total liabilities and partners’ capital	$1,019,076	$1,100,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2023	2022	2023	2022
Net sales	$130,592	$156,478	$539,858	$623,352
Operating costs and expenses:
Cost of materials and other	31,004	29,081	100,993	100,311
Direct operating expenses (exclusive of depreciation and amortization)	58,459	109,103	171,761	218,187
Depreciation and amortization	24,119	22,127	59,084	62,813
Cost of sales	113,582	160,311	331,838	381,311
Selling, general and administrative expenses	7,805	8,104	22,479	23,857
Loss on asset disposal	1,067	—	1,324	267
Operating income (loss)	8,138	(11,937)	184,217	217,917
Other (expense) income:
Interest expense, net	(7,501)	(7,897)	(21,594)	(26,241)
Other income (expense), net	125	54	(88)	163
Income (loss) before income tax expense	762	(19,780)	162,535	191,839
Income tax expense	31	29	77	404
Net income (loss)	$731	$(19,809)	$162,458	$191,435

Basic and diluted earnings (loss) per common unit	$0.07	$(1.87)	$15.37	$18.06

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811
Net income	—	101,870	—	101,870
Cash distributions to common unitholders - Affiliates	—	(40,866)	—	(40,866)
Cash distributions to common unitholders - Non-affiliates	—	(70,115)	—	(70,115)
Balance at March 31, 2023	10,569,637	402,699	1	402,700
Net income	—	59,857	—	59,857
Cash distributions to common unitholders - Affiliates	—	(40,594)	—	(40,594)
Cash distributions to common unitholders - Non-affiliates	—	(69,647)	—	(69,647)
Balance at June 30, 2023	10,569,637	352,315	1	352,316
Net income	—	731	—	731
Cash distributions to common unitholders - Affiliates	—	(16,113)	—	(16,113)
Cash distributions to common unitholders - Non-affiliates	—	(27,646)	—	(27,646)
Balance at September 30, 2023	10,569,637	$309,287	$1	$309,288

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198
Net income	—	93,661	—	93,661
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Cash distributions to common unitholders - Affiliates	—	(20,394)	—	(20,394)
Cash distributions to common unitholders - Non-affiliates	—	(35,576)	—	(35,576)
Balance at March 31, 2022	10,569,637	367,490	1	367,491
Net income	—	117,582	—	117,582
Cash distributions to common unitholders - Affiliates	—	(8,796)	—	(8,796)
Cash distributions to common unitholders - Non-affiliates	—	(15,091)	—	(15,091)
Balance at June 30, 2022	10,569,637	461,185	1	461,186
Net loss	—	(19,809)	—	(19,809)
Cash distributions to common unitholders - Affiliates	—	(39,115)	—	(39,115)
Cash distributions to common unitholders - Non-affiliates	—	(67,109)	—	(67,109)
Balance at September 30, 2022	10,569,637	$335,152	$1	$335,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$162,458	$191,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,084	62,813
Share-based compensation	7,966	18,626
Loss on extinguishment of debt	—	628
Other adjustments	2,008	1,125
Change in assets and liabilities:
Current assets and liabilities	29,158	31,071
Non-current assets and liabilities	715	(1,463)
Net cash provided by operating activities	261,389	304,235
Cash flows from investing activities:
Capital expenditures	(13,744)	(33,441)
Proceeds from sale of assets	—	40
Return of equity method investment	20,672	—
Net cash provided by (used in) investing activities	6,928	(33,401)
Cash flows from financing activities:
Repurchase of common units	—	(12,398)
Principal payments on senior secured notes	—	(65,000)
Cash distributions to common unitholders - Affiliates	(97,572)	(68,305)
Cash distributions to common unitholders - Non-affiliates	(167,408)	(117,776)
Payment of deferred financing costs	(501)	(830)
Net cash used in financing activities	(265,481)	(264,309)
Net increase in cash and cash equivalents	2,836	6,525
Cash and cash equivalents, beginning of period	86,339	112,516
Cash and cash equivalents, end of period	$89,175	$119,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2023 | 8

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

Interest Holders

As of September 30, 2023, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“CVR GP” or the “general partner”), a wholly-owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of September 30, 2023, Icahn Enterprises L.P. (“IEP”) and its affiliates owned approximately 66% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, the Partnership did not repurchase any common units. During the nine months ended September 30, 2022, the Partnership repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of September 30, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to purchase any common units and may be cancelled, modified, or terminated by the Board at any time.

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

Section 45Q Transaction

Certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, CVR Partners and its subsidiary, CRNF, entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor, described in Revenue Procedure 2020-12, for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030 (the “45Q

September 30, 2023 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Transaction”). Among other items, the 45Q Transaction resulted in the creation of CVR-CapturePoint Parent LLC (“CVRP JV”), which was accounted for by the Partnership as an equity-method investment. See Note 5 (“Equity Method Investment”) for further discussion.

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

(3) Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Finished goods	$23,761	$28,630
Raw materials	1,637	3,116
Parts, supplies and other	48,596	45,772
Total inventories	$73,994	$77,518

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Machinery and equipment	$1,447,896	$1,432,875
Buildings and improvements	17,884	17,461
Automotive equipment	16,208	16,377
Land and improvements	14,736	14,604
Construction in progress	19,375	7,858
Other	2,809	3,035
	1,518,908	1,492,210
Less: Accumulated depreciation and amortization	(749,054)	(681,216)
Total property, plant and equipment, net	$769,854	$810,994

During the nine months ended September 30, 2023, the Partnership did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. The depreciation and amortization expense related to property, plant and equipment was $23.9 million and $21.9 million for the three months ended September 30, 2023 and 2022, respectively, and $58.5 million and $62.2 million for the nine months ended September 30, 2023 and 2022, respectively.

September 30, 2023 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Partnership valued the equity interest received using a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. The Partnership determined the estimated fair value of the consideration received to be $46.0 million, which was a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of the Partnership’s own assumptions described above. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2023.

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

(in thousands)	CVRP JV
Balance at inception	$46,000
Cash distributions (1)	(19,000)
Cash contributions	2
Balance at March 31, 2023	27,002
Cash distributions	(885)
Equity loss	(2)
Balance at June 30, 2023	26,115
Cash distributions	(788)
Equity loss	(4)
Balance at September 30, 2023	$25,323

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

September 30, 2023 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Balance Sheet Summary as of September 30, 2023 and December 31, 2022

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating leases at September 30, 2023 and December 31, 2022. There were no finance lease balances at September 30, 2023 and December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
ROU asset, net
Railcars	$8,207	$10,449
Real estate and other	2,100	2,370
Lease liability
Railcars	8,207	10,449
Real estate and other	318	456

Lease Expense Summary for the Three and Nine Months Ended September 30, 2023 and 2022

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three and nine months ended September 30, 2023 and 2022, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$1,100	$1,089	$3,466	$3,246
Finance lease expense:
Amortization of ROU asset	—	—	—	34
Short-term lease expense	1,031	583	2,300	2,116

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the Partnership’s ROU assets and lease liabilities at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term	3.8 years	4.3 years
Weighted-average discount rate	6.0%	5.5%

September 30, 2023 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s lease liabilities at September 30, 2023:

(in thousands)	Operating Leases
Remainder of 2023	$689
2024	2,730
2025	2,302
2026	2,042
2027	1,756
Thereafter	—
Total lease payments	9,519
Less: imputed interest	(994)
Total lease liability	$8,525

The Partnership has entered into the following material lease commitments that have not yet commenced:
•On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen, and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel to be classified as a finance lease with an estimated amount within the range of $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to occur in the first quarter of 2024.

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Share-based compensation	$12,903	$9,231
Accrued interest	9,826	1,404
Personnel accruals	7,643	7,539
Operating lease liabilities	2,337	2,931
Accrued taxes other than income taxes	2,087	1,789
Sales incentives	793	1,772
Accrued insurance	249	2,283
Other accrued expenses and liabilities	1,708	768
Total other current liabilities	$37,546	$27,717

September 30, 2023 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Unamortized discount and debt issuance costs	(2,822)	(3,200)
Total long-term debt	$547,178	$546,800

(1)The estimated fair value of the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) was approximately $494.3 million and $493.3 million as of September 30, 2023 and December 31, 2022, respectively. These estimates of fair value are a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as they were determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2023	Outstanding Letters of Credit	Available Capacity as of September 30, 2023	Maturity Date
ABL Credit Facility	$47,913	$—	$—	$47,913	September 26, 2028

ABL Credit Facility - On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “ABL Amendment”). The ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021, to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15.0 million to a total of $50.0 million in the aggregate, with an incremental facility of an additional $15.0 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028. The foregoing description of the ABL Amendment does not purport to be complete and is qualified in its entirety by the terms of the ABL Amendment, which is filed as an exhibit to this Report.

In connection with the ABL Amendment, the Partnership incurred lender and other third-party costs of $0.5 million which have been deferred in Prepaid expenses and other current assets and Other long-term assets and are being amortized as interest expense over the term of the ABL Credit Facility using the straight-line amortization method.

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2023.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Ammonia	$22,471	$22,218	$116,002	$125,171
UAN	86,310	119,000	354,425	438,006
Urea products	7,723	6,052	23,094	25,819
Net sales, exclusive of freight and other	116,504	147,270	493,521	588,996
Freight revenue (1)	9,909	7,441	31,755	26,512
Other revenue (2)	4,179	1,767	14,582	7,844
Total revenue	$130,592	$156,478	$539,858	$623,352

(1)Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and are reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.

September 30, 2023 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(2)Includes revenue from (i) nitric acid sales and (ii) carbon oxide sales, including sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term of seven years, three months. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of September 30, 2023, the Partnership had approximately $1.7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize approximately $1.5 million of these performance obligations as revenue by the end of 2023 and the remaining balance during 2024.

Contract Balances

A summary of the deferred revenue activity for the nine months ended September 30, 2023 is presented below:

(in thousands)
Balance at December 31, 2022	$47,516
Add:
New prepay contracts entered into during the period	43,661
Noncash consideration received as part of the 45Q Transaction	46,000
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(46,438)
Revenue recognized related to contracts entered into during the period	(10,942)
Revenue recognized related to noncash consideration	(4,759)
Other changes	(1,185)
Total deferred revenue	73,853
Less: Current portion of deferred revenue	(38,956)
Total long-term deferred revenue	$34,897

(10) Share-Based Compensation

A summary of compensation expense for the three and nine months ended September 30, 2023 and 2022 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Phantom Unit Awards	$2,250	$6,260	$4,715	$13,913
Other Awards (1)	1,580	1,013	3,251	4,713
Total share-based compensation expense	$3,830	$7,273	$7,966	$18,626

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

September 30, 2023 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Partnership continues to monitor its contractual arrangements and customer, vendor, and supplier relationships to determine whether and to what extent, if any, the impacts of the Russia-Ukraine conflict, the current global and domestic economic environment, including increasing interest rates and inflation or a potential recession, or ongoing price volatility will impair or excuse the performance of the Partnership or its subsidiaries or their customers, vendors, or suppliers under existing agreements. As of September 30, 2023, the Partnership had not experienced a material financial impact from any actual or threatened impairment of or excuse in its or others’ performance under such agreements.

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

(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosures:
Cash paid for interest	$17,123	$18,217
Cash paid for income taxes, net of refunds	281	110
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,804	2,680
Non-cash investing and financing activities:
Change in capital expenditures included in accounts payable	4,353	5,813

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2023 and 2022 is summarized below:

Related Party Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Sales to related parties: (1)
CVR Energy subsidiary	$—	$138	$4	$310
CVRP JV	561	—	2,909	—
Expenses from related parties: (2)
CVR Energy subsidiary	3,812	4,656	16,798	16,711
CVR Services	6,687	6,350	21,672	23,418

September 30, 2023 | 16

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2023	December 31, 2022
Due to related parties (3)	$3,702	$4,518

(1)Sales to related parties, included in Net sales in our condensed consolidated financial statements, consist of: (a) sales of feedstocks and services under the Master Service Agreement with CRNF (the “Coffeyville MSA”) and (b) CO sales to CVRP JV and its subsidiaries.
(2)Expenses from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses in our condensed consolidated financial statements, consist primarily of pet coke and hydrogen purchased under the Coffeyville MSA and management and other professional services from CVR Services under the Corporate MSA.
(3)Due to related parties, included in Accounts payable to affiliates, consists primarily of amounts payable to CVR Energy subsidiaries under the Coffeyville MSA and Corporate MSA.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
Total 2023 quarterly distributions		$25.07	$167,408	$97,572	$264,981

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

For the third quarter of 2023, the Partnership, upon approval by the Board on October 30, 2023, declared a distribution of $1.55 per common unit, or $16.4 million, which is payable November 20, 2023 to unitholders of record as of November 13, 2023. Of this amount, CVR Energy will receive approximately $6.0 million, with the remaining amount payable to public unitholders.

September 30, 2023 | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2023 (the “2022 Form 10-K”). Results of operations for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

September 30, 2023 | 18

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

Achievements

From the beginning of the fiscal year through the date of filing, we successfully executed a number of achievements in support of our strategic objectives shown below:

	EH&S	Reliability	Market Capture	Financial Discipline
No environmental events or process safety incidents during the first nine months of 2023	✓
Continued to operate both facilities safely and at high utilization rates. Combined ammonia utilization rate averaged over 100% for the first nine months of 2023	✓	✓	✓
The Coffeyville Facility achieved record truck shipments during March 2023		✓	✓
The East Dubuque Facility achieved record daily ammonia shipments during April 2023 and record quarterly ammonia production during the second quarter of 2023		✓	✓
Declared a cash distribution of $1.55 per common unit for the third quarter of 2023, bringing cumulative distributions declared to date of $16.12 per common unit related to the first nine months of 2023
		✓	✓	✓
Closed on a transaction related to carbon capture and sequestration activities at the Coffeyville Facility in January 2023	✓		✓	✓

September 30, 2023 | 19

Other Events

Following good faith bargaining by EDNF, the United Automobile Workers Union and its Local 1391 representing approximately 90 employees at the East Dubuque Facility went on strike on October 18, 2023 after its collective bargaining agreement expired the previous day. The East Dubuque Facility has continued to operate and is currently expected to continue normal operations during the strike.

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

On the contrary, in April 2023, the EPA announced the proposed federal vehicle emission standards for 2027 through 2032, which could essentially eliminate internal combustion engine vehicles and will reduce the demand for liquid fuels including ethanol. In 2022, production of ethanol consumed approximately 35% of the annual United States corn crop.

Geopolitical Matters - The conflict between Israel and Hamas, which began in October 2023, has the potential for broader regional conflict in the Middle East and, along with the ongoing Russia-Ukraine conflict, could significantly impact global fertilizer and agriculture markets. Such conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could disrupt the production and trade of fertilizer, grains, and feedstock supply through several means, including trade restrictions and supply chain disruptions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

September 30, 2023 | 20

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation.” As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of September 30, 2023.

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

The United States Department of Agriculture (“USDA”) estimates that in spring 2023 farmers planted 94.9 million corn acres, representing an increase of 7.1% as compared to 88.6 million corn acres in 2022. Planted soybean acres are estimated to be 83.6 million, representing a decrease of 4.5% as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 178.5 million is an increase of 1.3% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics have favored planting corn compared to soybeans to date in 2023. Lower inventory levels of corn and soybeans are expected to be supportive of high prices for the remainder of 2023 and into the spring of 2024.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Ethanol production has historically consumed approximately 36% of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through September 30, 2023.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day
(in thousands)
1,010
2021
2022
2023
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2023.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the conflict in Ukraine, prices for grains remained elevated through the first three

September 30, 2023 | 21

quarters of 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2023 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2023 and into 2024. Although pet coke prices remain elevated compared to historical levels, we believe third-party pet coke prices will likely decline in late 2023 and into 2024.

The charts below show relevant market indicators by month through September 30, 2023:

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

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the three and nine months ended September 30, 2023 and 2022. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

Utilization is presented solely on ammonia production rather than on each nitrogen product as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

September 30, 2023 | 22

On a consolidated basis for the three and nine months ended September 30, 2023, utilization increased to 99% and 101%, respectively, compared to 52% and 76% for the three and nine months ended September 30, 2022, respectively. The increases were primarily due to planned turnarounds taking place at both facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, total product sales volumes were favorable, driven by planned turnarounds taking place at both facilities in the third quarter of 2022, which subsequently improved operational reliability, as well as increased downtime from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility in 2022. For the three and nine months ended September 30, 2023, total product sales prices were unfavorable for both periods, driven by sales price decreases of 56% and 40%, respectively, for ammonia and 48% and 33%, respectively, for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended September 30, 2023 versus September 30, 2022

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
75
50
25
0
400
200
0
Ammonia
UAN
62
387
27
275
2023
2022

Ammonia
UAN
800
400
Ammonia
600
400
200
UAN
$365
$223
$837
$433
2023
2022

September 30, 2023 | 23

Operating Highlights for the Nine Months Ended September 30, 2023 versus September 30, 2022

Sales (thousand tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
240
160
80
0
1,200
800
400
0
Ammonia
UAN
183
1,075
118
884
2023
2022

Ammonia
UAN
1,200
800
400
600
400
200
Ammonia
UAN
$633
$330
$1,062
$496
2023
2022

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2023	2022	2023	2022
Ammonia (gross produced)	217	114	660	494
Ammonia (net available for sale)	68	36	200	137
UAN	358	184	1,063	832

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Petroleum coke used in production (thousands of tons)	131	74	386	298
Petroleum coke used in production (dollars per ton)	$84.09	$51.54	$78.49	$52.68
Natural gas used in production (thousands of MMBtu) (1)	2,133	1,120	6,429	4,817
Natural gas used in production (dollars per MMBtu) (1)	$2.67	$7.19	$3.57	$6.65
Natural gas in cost of materials and other (thousands of MMBtu) (1)	2,636	1,330	6,354	4,566
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.51	$7.84	$4.21	$6.40

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Nine Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, the Partnership’s operating income and net income were $8.1 million and $0.7 million, respectively, representing improvements of $20.0 million and $20.5 million, respectively, compared to the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Partnership’s operating income and net income were $184.2 million and $162.5 million, respectively, representing decreases of $33.7 million and $28.9 million in

September 30, 2023 | 24

operating income and net income, respectively, compared to the nine months ended September 30, 2022. These variances were primarily driven by decreased product sales prices, offset by increased production and sales volumes, compared to the three and nine months ended September 30, 2022.

Net Sales	Operating Income (Loss)

750
500
250
0
$ (in millions)
$130.6
$156.5
$539.9
$623.4
Q3
YTD
2023
2022

$ (in millions)
200
100
0
$8.1
$(11.9)
$184.2
$217.9
Q3
YTD
2023
2022

Net Income (Loss)	EBITDA (1)

$ (in millions)
200
100
0
$0.7
$(19.8)
$162.5
$191.4
Q3
YTD
2023
2022

$ (in millions)
300
200
100
0
$32.4
$10.2
$243.2
$280.9
Q3
YTD
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2023, net sales decreased by $25.9 million to $130.6 million compared to the three months ended September 30, 2022. The decrease was primarily due to unfavorable UAN and ammonia sales prices, which reduced revenues by $110.2 million, partially offset by favorable UAN and ammonia sales volumes contributing $77.8 million in higher revenues, compared to the three months ended September 30, 2022.

September 30, 2023 | 25

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

(in thousands)	Price Variance	Volume Variance
UAN	$(81,066)	$48,380
Ammonia	(29,118)	29,377

The $472 and $210 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were primarily attributable to lower natural gas prices in the current period. The increases in UAN and ammonia sales volumes for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were primarily attributable to increased production at both facilities due to planned turnarounds taking place at both facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased downtime in 2022 from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility.

For the nine months ended September 30, 2023, net sales decreased by $83.5 million to $539.9 million compared to the nine months ended September 30, 2022. This decrease was primarily due to unfavorable UAN and ammonia sales prices, which reduced revenues by $256.6 million, offset by favorable UAN and ammonia sales volumes, which increased revenues by $163.9 million, compared to the nine months ended September 30, 2022.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

(in thousands)	Price Variance	Volume Variance
UAN	$(178,189)	$94,608
Ammonia	(78,420)	69,251

The $429 and $166 per ton decreases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were primarily attributable to lower natural gas prices in the current period. The increases in UAN and ammonia sales volumes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were primarily attributable to planned turnarounds taking place at both facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased downtime in 2022 from the Messer Outages at the Coffeyville Facility and various pieces of equipment at the East Dubuque Facility.

September 30, 2023 | 26

Cost of Materials and Other	Direct Operating Expenses (1)

150
100
50
0
$ (in millions)
$31.0
$29.1
$101.0
$100.3
Q3
YTD
2023
2022

300
200
100
0
$ (in millions)
$58.5
$109.1
$171.8
$218.2
Q3
YTD
2023
2022

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three and nine months ended September 30, 2023, cost of materials and other was $31.0 million and $101.0 million, respectively, compared to $29.1 million and $100.3 million for the three and nine months ended September 30, 2022. These increases were driven primarily by higher third-party coke feedstock costs, partially offset by lower natural gas feedstock costs in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three and nine months ended September 30, 2023, direct operating expenses (exclusive of depreciation and amortization) were $58.5 million and $171.8 million, respectively, compared to $109.1 million and $218.2 million for the three and nine months ended September 30, 2022, respectively. The decreases were primarily a result of turnaround expenses in the prior period associated with the planned turnarounds at both facilities, coupled with decreased personnel costs and lower natural gas costs in the current period.

Depreciation and Amortization	Selling, General and Administrative Expenses, and Other

75
50
25
0
$ (in millions)
$24.1
$22.1
$59.1
$62.8
Q3
YTD
2023
2022

30
20
10
0
$ (in millions)
$8.9
$8.1
$23.8
$24.1
Q3
YTD
2023
2022

Depreciation and Amortization Expense - For the three and nine months ended September 30, 2023, depreciation and amortization expense were $24.1 million and $59.1 million, respectively, compared to $22.1 million and $62.8 million for the three and nine months ended September 30, 2022, respectively. These variances were primarily due to various assets being fully depreciated prior to the start of the current period, as well as inventory adjustments.

September 30, 2023 | 27

Selling, General, and Administrative Expenses, and Other - For the three and nine months ended September 30, 2023, selling, general and administrative expenses and other were $8.9 million and $23.8 million, respectively, compared to $8.1 million and $24.1 million for the three and nine months ended September 30, 2022, respectively. These variances were primarily related to lower share-based compensation due to a decrease in market prices for CVR Partners’ common units, as well as increased non-personnel costs in the current period.

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

The following are non-GAAP measures we present for the period ended September 30, 2023:

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

Factors Affecting Comparability of Our Financial Results

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to expenses incurred as part of planned turnarounds. We incurred turnaround expenses of $1.0 million and $31.2 million during the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $32.8 million during the nine months ended September 30, 2023 and 2022, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

September 30, 2023 | 28

Non-GAAP Reconciliations

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$731	$(19,809)	$162,458	$191,435
Interest expense, net	7,501	7,897	21,594	26,241
Income tax expense	31	29	77	404
Depreciation and amortization	24,119	22,127	59,084	62,813
EBITDA and Adjusted EBITDA	$32,382	$10,244	$243,213	$280,893

Reconciliation of Net Cash Provided By Operating Activities to EBITDA and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash provided by operating activities	$70,102	$88,624	$261,389	$304,235
Non-cash items:
Loss on extinguishment of debt	—	—	—	(628)
Share-based compensation	(3,830)	(7,273)	(7,966)	(18,626)
Other	(1,256)	(167)	(2,008)	(1,125)
Adjustments:
Interest expense, net	7,501	7,897	21,594	26,241
Income tax expense	31	29	77	404
Change in assets and liabilities	(40,166)	(78,866)	(29,873)	(29,608)
EBITDA and Adjusted EBITDA	$32,382	$10,244	$243,213	$280,893

September 30, 2023 | 29

Reconciliation of EBITDA to Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
EBITDA	$32,382	$10,244	$243,213	$280,893
Current (reserves) adjustments for amounts related to:
Net cash interest expense (excluding capitalized interest)	(8,468)	(8,467)	(25,399)	(26,267)
Debt service and financing fees	(500)	—	(500)	(65,815)
Maintenance capital expenditures	(8,091)	(25,543)	(17,282)	(38,652)
Utility pass-through	—	(675)	(1,350)	(2,025)
Common units repurchased	—	—	—	(12,397)
45Q Transaction cash proceeds adjustment (1)	(794)	—	16,557	—
Other (reserves) releases:
Future turnaround	(2,359)	—	(8,198)	(16,750)
Cash reserves for future operating needs	7,500	15,000	(12,500)	—
Reserve for capital growth expenditures	(3,300)	28,147	(24,100)	29,760
Available Cash for Distribution (2) (3)	$16,370	$18,706	$170,441	$148,747

Common units outstanding	10,570	10,570	10,570	10,570

(1)Amount includes adjustments to reconcile non-cash earnings and distributions received by the Partnership.
(2)Amount represents the cumulative Available Cash for Distribution based on quarter-to-date and year-to-date results. However, Available Cash for Distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(3)The Partnership declared and paid a $10.50, $10.43, and $4.14 cash distribution related to the fourth quarter of 2022 and first and second quarters of 2023, respectively, and declared a cash distribution of $1.55 per common unit related to the third quarter of 2023 to be paid in November 2023.

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

Current geopolitical matters, such as the conflict between Israel and Hamas, which has the potential for broader regional conflict in the Middle East, and the ongoing Russia-Ukraine conflict, have contributed to the volatile fertilizer and agricultural market conditions, driving uncertainty around the availability and prices of its feedstocks, demand for its products, inflation, and global supply disruptions. Despite the volatility in commodity pricing, nitrogen fertilizer product pricing remains above the recent 5-year average and has not significantly impacted our primary source of liquidity.

When considering the market conditions and actions described above, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings and reserves, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs and other inflationary pressures. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to operating performance, as well as general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

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

September 30, 2023 | 30

On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “ABL Amendment”). The ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021 (as amended, the “ABL Credit Facility”), to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15.0 million to a total of $50.0 million in the aggregate, with an incremental facility of an additional $15.0 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028. Refer to Part I, Item 1, Note 8 (“Long-Term Debt”) of this Report for further discussion.

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2023, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of September 30, 2023, we had cash and cash equivalents of $89.2 million, and combined with $47.9 million available under our ABL Credit Facility, we had total liquidity of $137.1 million. As of December 31, 2022, we had $86.3 million in cash and cash equivalents, including $13.7 million of customer advances. Long-term debt consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized discount and debt issuance costs	(2,822)	(3,200)
Total long-term debt	$547,178	$546,800

As of September 30, 2023, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 5 (“Long-Term Debt”) of our 2022 Form 10-K for further information.

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

Our total capital expenditures for the nine months ended September 30, 2023, along with our estimated expenditures for 2023 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2023	2023
Maintenance capital	$17,282	$26,000 - 28,000
Growth capital	815	3,000 - 4,000
Total capital expenditures	$18,097	$29,000 - 32,000

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

September 30, 2023 | 31

We incurred turnaround expenses of $1.0 million and $31.2 million during the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $32.8 million during the nine months ended September 30, 2023 and 2022, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

Distributions to Unitholders

The current policy of the Board is to distribute all Available Cash for Distribution, as determined by the Board in its sole discretion, the Partnership generated on a quarterly basis. Available Cash for Distribution for each quarter will be determined by the Board following the end of such quarter. Available Cash for Distribution for each quarter is calculated as EBITDA for the quarter excluding non-cash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available Cash for Distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2023 and 2022 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
Total 2023 quarterly distributions		$25.07	$167,408	$97,572	$264,981

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

For the third quarter of 2023, the Partnership, upon approval by the Board on October 30, 2023, declared a distribution of $1.55 per common unit, or $16.4 million, which is payable November 20, 2023 to unitholders of record as of November 13, 2023. Of this amount, CVR Energy will receive approximately $6.0 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three and nine months ended September 30, 2023 and the three months ended September 30, 2022, the Partnership did not repurchase any common units. During the nine months ended September 30, 2022, the Partnership repurchased 111,695 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million, exclusive of transaction costs, or an average price of $110.98 per common unit. As of September 30, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized

September 30, 2023 | 32

amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net cash flow provided by (used in):
Operating activities	$261,389	$304,235	$(42,846)
Investing activities	6,928	(33,401)	40,329
Financing activities	(265,481)	(264,309)	(1,172)
Net increase in cash and cash equivalents	$2,836	$6,525	$(3,689)

Cash Flows from Operating Activities

The change in net cash flows from operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to a $29.0 million decrease in net income during 2023 primarily due to lower product sales prices, a $10.7 million decrease in non-cash share-based compensation as a result of lower market prices for CVR Partners’ units in 2023 compared to 2022, a decrease in depreciation and amortization of $3.7 million as a result of various assets being fully depreciated prior to the start of the current period, partially offset by accelerated depreciation and inventory adjustments, and a decrease in working capital of $1.9 million.

Cash Flows from Investing Activities

The change in net cash flows from investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to distributions received from CVR Partners’ equity method investment of $20.7 million associated with the 45Q Transaction in 2023 and a decrease in capital expenditures of $19.7 million during 2023 resulting from reduced spending on capital projects compared to 2022.

Cash Flows from Financing Activities

The change in net cash flows from financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in cash distributions paid of $78.9 million in 2023 compared to 2022, and $65.0 million and $12.4 million used for the redemption of the remaining balance of the 2023 Notes and unit repurchases of the Partnership’s common units, respectively, in 2022, with no corresponding amounts in 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2022 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2023 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2023 as compared to the risks discussed in Part II, Item 7A of our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act

September 30, 2023 | 33

Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal controls over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

September 30, 2023 | 34

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

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

10.1**+
Amendment No. 1 to Credit Agreement dated September 26, 2023, among CVR Partners, LP, CVR Nitrogen, LP, East Dubuque Nitrogen Fertilizers, LLC, Coffeyville Resources Nitrogen Fertilizers, LLC, CVR Nitrogen Holdings, LLC, CVR Nitrogen Finance Corporation, CVR Nitrogen GP, LLC, certain of their subsidiaries from time to time party thereto, the lenders from time to time party thereto and Wells Fargo Bank National Association, a national banking association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Form 8-K filed on September 27, 2023).

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Previously filed.
†    Furnished herewith.
+    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. CVR Partners agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.

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

September 30, 2023 | 35

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

September 30, 2023 | 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

October 31, 2023	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

October 31, 2023	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2023 | 37