Form 10-K
period 2023-12-31
CVR PARTNERS, LP
filed 2024-02-21
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2023, the aggregate market value of the voting common units held by non-affiliates of the registrant was approximately $535.7 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. As of February 16, 2024, there were 10,569,637 of the registrant’s common units outstanding.

CVR Partners, LP
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	7	Item 10.	Directors, Executive Officers and Corporate Governance	78
Item 1A.	Risk Factors	16	Item 11.	Executive Compensation	86
Item 1B.	Unresolved Staff Comments	31	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	107
Item 1C.	Cybersecurity	31	Item 13.	Certain Relationships and Related Transactions, and Director Independence	108
Item 2.	Properties	32	Item 14.	Principal Accounting Fees and Services	109
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

PART II			PART IV
Item 5.	Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	34	Item 15.	Exhibits, Financial Statement Schedules	111
Item 6.	[Reserved]	35	Item 16.	Form 10-K Summary	114
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	77
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	77

December 31, 2023 | 1

GLOSSARY OF SELECTED TERMS
The following are definitions of certain terms used in this Annual Report on Form 10-K.
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

Corn belt — The primary corn producing region of the United States, which Green Markets defines as Illinois, Indiana, Iowa, Missouri, Nebraska, and Ohio.

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

Southern Plains — The southern portion of the Great Plains, which Green Markets defines as Colorado, Kansas, New Mexico, Oklahoma, and Texas.

Spot market — A market in which commodities are bought and sold for cash and delivered immediately.

Turnaround — A periodically performed standard procedure to inspect, refurbish, repair, and maintain the plant assets. This process involves the shutdown and inspection of major processing units and generally occurs every three years. A turnaround will typically extend the operating life of a facility and return performance to desired operating levels.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

Utilization — Measurement of the annual production of UAN and ammonia expressed as a percentage of the facilities’ nameplate production capacity.

December 31, 2023 | 2

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.

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
•the effects of changes in market conditions; market volatility; fertilizer, natural gas, and other commodity prices; inflation, and the impact of such changes on our operating results and financial condition;
•the impact of weather on our business, including our ability to produce, market, sell, transport or deliver fertilizer products profitably or at all, and on commodity supply and/or pricing;
•the dependence of our operations on a few third-party suppliers, including providers of feedstocks, transportation services, and equipment;
•our reliance on, or our ability to procure economically or at all, pet coke we purchase from subsidiaries of CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) and other third-party suppliers;
•our reliance on the natural gas, electricity, oxygen, nitrogen, sulfur processing, compressed dry air and other products that we purchase from third parties;
•the supply, availability, and prices of essential raw materials and the effects of inflation thereupon;
•our production levels, including the risk of a material decline in those levels, and/or our ability to upgrade ammonia to UAN;
•product pricing, including spot and contracted sales, the timing thereof, and our ability to realize market prices, in full or at all;
•accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, people, or equipment, or those of our suppliers or customers;
•potential operating hazards from accidents, fire, severe weather, tornadoes, floods or other natural disasters;
•operational upsets or changes in laws that could impact our ability to qualify for, the amount of, and/or the receipt of credits (if any) under Section 45Q of the Internal Revenue Code of 1986, as amended;
•our ability to meet certain carbon oxide capture and sequestration milestones;
•our ability to obtain, retain, or renew permits, licenses (including technology licenses) and authorizations to operate our business;
•competition in the nitrogen fertilizer business and foreign wheat and coarse grain production, including impacts thereof as a result of farm planting acreage, domestic and global supply and demand, and domestic or international duties, tariffs, or other factors;
•changes in our credit profile and the effects of higher interest rates and/or restrictions in our current or future debt agreements;
•existing and future laws, rulings and regulations, including but not limited to those relating to the environment, climate change, and/or the transportation or production of hazardous chemicals, materials, or substances, like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, or regulations;
•erosion of demand for our products due to increasing focus on climate change and environmental, social and governance (“ESG”) initiatives or other factors;
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

December 31, 2023 | 3

•political disturbances, geopolitical conflicts, instability and tensions, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with Russia’s invasion of Ukraine in February 2022 and the conflict between Israel and Hamas, and any ongoing or potential global or regional conflicts;
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
•the potential inability to successfully implement our business strategies at all or on time and within our anticipated budgets, including significant capital programs or projects and turnarounds at our fertilizer facilities and the costs thereof;
•asset useful lives and impairments and impacts thereof;
•realizable inventory value;
•the number of investors willing to hold or acquire our common units;
•our ability to issue securities or obtain financing at favorable rates or at all;
•bank failures or other events affecting financial institutions;
•changes in tax and other law, regulations and policies;
•impact of potential runoff of water containing nitrogen based fertilizer into waterways and regulatory or legal actions in response thereto;
•changes in our treatment as a partnership for U.S. federal income or state tax purposes;
•rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;
•instability and volatility in the capital, credit and commodities markets and in the global economy, including due to the ongoing Russia-Ukraine war;
•competition, transactions, and/or conflicts with CVR Energy and its affiliates, including CVR Energy’s controlling shareholder;
•the cost and value of payouts under our equity and non-equity incentive plans;
•the cost and/or availability of insurance and our ability to recover under our insurance policies for damages or losses in full or at all; and
•labor supply shortages, labor difficulties, labor disputes, or strikes and the impact thereof on our business, operations or financial results.

All forward-looking statements included in this Report are based on information available to us on the date of this Report. Except as required by law, we undertake no obligation to revise or update any forward-looking statements as a result of new information, future events or otherwise.

Information About Us

Investors should note that we make available, free of charge on our website at www.CVRPartners.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also post announcements, updates, events, investor information and presentations on our website in addition to copies of all recent news releases. We may use the Investor Relations section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. Documents and information on our website are not incorporated by reference herein.

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

December 31, 2023 | 4

Risk Factor Summary

This summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed in this Annual Report on Form 10-K.

Risks Related to Our Business
•The cyclical and highly volatile nature of our business and nitrogen fertilizer and feedstock prices.
•The market for natural gas has been volatile, and fluctuations in natural gas prices could affect our competitive position.
•Nitrogen fertilizer products and our business face intense competition.
•The dynamic pricing environment for nitrogen fertilizer products, as well as any changes to government policy regarding fertilizer pricing in response thereto.
•Our business is geographically concentrated and subject to regional economic downturns and seasonal variations for us or our customers.
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
•We are subject to cybersecurity risks and may experience cyber incidents resulting in disruption or harm to our business.
•Changes in privacy, cybersecurity and data protection laws could result in harm to our business.
•An increase in inflation could have adverse effects on our results of operations.

Risks Related to Our Plant Operations
•Failure by CVR Energy’s Coffeyville refinery or other third parties to continue to supply us with pet coke.
•Any interruption in the supply of natural gas to our East Dubuque Facility.
•If licensed technology were no longer available or able to be licensed economically or at all, our business may be adversely affected.
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
•Acts of terror or sabotage, threats of war, armed conflict or war may have an adverse impact on our business.
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
•Our business may suffer due to a skilled labor shortage or the departure of any of our key employees.
•A portion of our workforce is unionized, and we are subject to the risk of labor disputes, slowdowns or strikes, which may disrupt our business and increase our costs.

Risks Related to Our Capital Structure
•Instability and volatility in the capital, credit, and commodity markets in the global economy.
•Our level of indebtedness may affect our ability to operate our business.

December 31, 2023 | 5

•Covenants in our debt agreements could limit our ability to incur additional indebtedness and engage in certain transactions, as well as limit operational flexibility.
•We may not be able to generate sufficient cash to service all of our indebtedness.
•Mr. Carl C. Icahn’s controlling ownership of CVR Energy, and his interests or those of CVR Energy may conflict with our interests.
•An increase in interest rates will cause our debt service obligations to increase.

Risks Related to Our Limited Partnership Structure
•We may not have sufficient “available cash” to pay any quarterly distribution on common units, or the board of directors of the Partnership’s general partner (the “Board”) may elect to take reserves or distribute less than all of our available cash.
•Our partnership agreement has limited our general partner’s liability, replaces default fiduciary duties, and restricts the remedies available to common unitholders for actions that, without these limitations and reductions, might otherwise constitute breaches of fiduciary duty.
•Our general partner’s interests may conflict with the interests of our public common unitholders.
•We qualify for and rely upon certain exemptions from many of the NYSE’s corporate governance requirements.
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

December 31, 2023 | 6

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

Organizational Structure and Related Ownership

The following chart illustrates the organizational structure of the Partnership as of December 31, 2023.

December 31, 2023 | 7

Facilities

Coffeyville Facility - We own and operate a nitrogen fertilizer production facility in Coffeyville, Kansas that includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit and a 3,100 ton per day capacity UAN unit. The Coffeyville Facility is the only nitrogen fertilizer plant in North America that utilizes a pet coke gasification process to produce nitrogen fertilizer. The Coffeyville Facility’s largest raw material cost used in the production of ammonia is pet coke, which is purchased from CVR Energy and third parties. For the years ended December 31, 2023, 2022, and 2021, the Partnership purchased approximately $40.5 million, $22.5 million, and $23.0 million, respectively, of pet coke, which equaled an average cost per ton of $78.14, $52.88, and $44.69, respectively. For the years ended December 31, 2023, 2022, and 2021, we upgraded approximately 92%, 94%, and 87%, respectively, of our ammonia production into UAN, a product that generated greater profit per ton than ammonia. When the economics are favorable, we expect to continue upgrading substantially all of our ammonia production into UAN.

East Dubuque Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois that includes a 1,075 ton per day capacity ammonia unit and a 950 ton per day capacity UAN unit. The East Dubuque Facility has the flexibility to vary its product mix, thereby enabling it to upgrade a portion of its ammonia production into varying amounts of UAN, nitric acid, and liquid and granulated urea, depending on market demand, pricing, and storage availability. The East Dubuque Facility’s largest raw material cost used in the production of ammonia is natural gas, which is purchased from third parties. For the years ended December 31, 2023, 2022, and 2021, the East Dubuque Facility incurred approximately $29.0 million, $46.0 million, and $31.8 million for feedstock natural gas used in production, respectively, which equaled an average cost of $3.42, $6.66, and $3.95 per MMBtu, respectively.

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

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to the IFA, from 1976 to 2021, global fertilizer demand grew 2% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potash, is projected to increase by 2% through 2024 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 42% between 2011 and 2023, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by more than 1,167% over the same period, according to the United States Department of Agriculture (“USDA”).

December 31, 2023 | 8

The United States is the world’s largest exporter of coarse grains, accounting for 25% of world exports and 27% of world production for the fiscal year ended December 31, 2023, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2023 estimates, the United States is the world’s third largest consumer and importer of nitrogen fertilizer. Fertecon is an agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that the United States represented 11% of total global nitrogen fertilizer consumption for 2023, with China and India as the top consumers representing 23% and 18% of total global nitrogen fertilizer consumption, respectively.

North American nitrogen fertilizer producers predominantly use natural gas as their primary feedstock. Over the last five years, U.S. oil and natural gas reserves have increased significantly due to, among other factors, advances in extracting shale oil and gas, as well as improvements in drilling efficiencies and reduced production costs. As a result, North America has been a low-cost region for nitrogen fertilizer production.

Raw Material Supply

Coffeyville Facility - During the past five years, approximately 41% of the Coffeyville Facility’s pet coke requirements, on average, were supplied by CVR Energy’s adjacent Coffeyville, Kansas refinery pursuant to a supply agreement between one of our subsidiaries and a subsidiary of CVR Energy (the “Coffeyville MSA”). In 2023, 2022, and 2021, our supply of pet coke from the Coffeyville refinery was approximately 43%, 47%, and 43%, respectively. Historically, our Coffeyville Facility has obtained the remainder of its pet coke requirements through third-party contracts typically priced at a discount to the spot market. We have contracts with several vendors to supply third-party pet coke, which could be delivered by truck, railcar, or barge.

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

East Dubuque Facility - Our East Dubuque Facility is generally able to purchase natural gas at competitive prices due to its connection to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to our East Dubuque Facility. As of December 31, 2023, we had commitments to purchase approximately 0.7 million MMBtus of natural gas supply for planned use in our East Dubuque Facility in January of 2024, at a weighted average rate per MMBtu of approximately $3.03, exclusive of transportation costs.

Marketing and Distribution

We primarily market UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 69% and 24%, respectively, of total net sales for the year ended December 31, 2023.

UAN and ammonia are primarily distributed by truck or railcar. If delivered by truck, products are most commonly sold on a shipping point basis, and freight is normally arranged by the customer. We also utilize a fleet of railcars for use in product delivery. If delivered by railcar, products are most commonly sold on a destination point basis, and we typically arrange the freight.

The nitrogen fertilizer products leave our Coffeyville Facility either in railcars for destinations located principally on the Union Pacific or Burlington Northern Santa Fe railroads or in trucks for direct shipment to customers. Our East Dubuque Facility primarily sells product to customers located within 200 miles of the facility. In most instances, customers take delivery of nitrogen products at our East Dubuque Facility and arrange to transport them to their final destinations by truck. Additionally, our East Dubuque Facility has direct access to a barge dock on the Mississippi River, as well as a nearby rail spur serviced by the Canadian National Railway Company, both of which are utilized occasionally to sell and distribute our products.

December 31, 2023 | 9

Customers

Retailers and distributors are the main customers for UAN, and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and have terms of less than one year. Our top two customers represented 25% and 30% of net sales for the years ended December 31, 2023 and 2022, respectively, and our top customer represented 13% of net sales for the year ended December 31, 2021.

Competition

Nitrogen fertilizer production is a global market with competitors in every region of the world, with barge and rail distribution fostering healthy competition throughout the United States. The industry is dominated by price considerations, which are driven by raw material and transportation costs, currency fluctuations, trade barriers, and regulators. Our business has experienced, and expects to continue to experience, significant levels of competition from domestic and foreign nitrogen fertilizer producers, many of whom have significantly greater financial and other resources. Farming activities intensify in the United States during the spring and fall fertilizer application periods, and geographic proximity to these activities is also a significant competitive advantage for domestic producers. We manage our manufacturing and distribution operations to best serve our customers during these critical periods.

Subject to location and other considerations, our major domestic competitors in the nitrogen fertilizer business generally includes CF Industries Holdings, Inc., which sells significantly more nitrogen fertilizers in the United States than other industry participants; Nutrien Ltd.; Koch Fertilizer Company, LLC; OCI N.V.; and LSB Industries, Inc. Domestic customers generally demonstrate sophisticated buying tendencies that include a focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries, including the threat of increased production capacity. In certain cases, foreign producers of fertilizer that export to the United States may be subsidized by their respective governments.

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

Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits or environmental laws, rules, and regulations could result in fines, penalties, or other sanctions or liabilities or a revocation of our permits, licenses, or authorizations. In addition, the laws and regulations to which we are subject are often evolving and many of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating, and compliance costs.

December 31, 2023 | 10

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

The U.S. Environmental Protection Agency (“EPA”) regulates greenhouse gas (“GHG”) emissions under the CAA. In October 2009, the EPA finalized a rule requiring certain large emitters of GHGs to inventory and report their GHG emissions to the EPA. In accordance with the rule, our Facilities monitor and report our GHG emissions to the EPA. In May 2010, the EPA finalized the “Greenhouse Gas Tailoring Rule”, which established GHG emissions thresholds that determine when stationary sources, such as the nitrogen fertilizer facilities, must obtain permits under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the CAA. Under the rule, facilities already subject to the PSD and Title V programs that increase their emissions of GHGs by a significant amount are required to undergo PSD review and to evaluate and implement air pollution control technology, known as “best available control technology”, to reduce GHG emissions.

On January 20, 2021, the White House issued an Executive Order titled “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis”, as well as a formal notification re-accepting entry of the United States into the Paris Agreement. On January 27, 2021, the White House issued another climate-related Executive Order, titled “Tackling the Climate Crisis at Home and Abroad”. On April 22, 2021, the Biden Administration announced a new target for the United States to achieve a 50 to 52 percent reduction from 2005 levels in economy-wide net GHG emissions in 2030. These orders could negatively impact our business and lead to increased costs that could be material.

The EPA’s approach to regulating GHG emissions, as well as executive orders, may change, including under future administrations, which may have impacts on our Facilities.

Recent Greenhouse Gas Footprint Reduction Efforts

In October 2020, the Partnership announced that it generated its first carbon offset credits from voluntary nitrous oxide abatement at its Coffeyville Facility. The Partnership has similar nitrous oxide abatement efforts at its East Dubuque Facility. In 2021, according to the EPA, nitrous oxide accounted for approximately 6% of carbon dioxide-equivalent (“CO2e”) emissions in the United States.

The Partnership previously entered into a Joint Development Agreement with ClimeCo, a developer of emission-reduction projects for nitric acid plants, to jointly design, install and operate a tertiary abatement system at one of its nitric acid plants in Coffeyville. The system was designed to abate 94% of all N2O in the unit while preventing the release of approximately 450,000 metric tons of carbon dioxide equivalent on an annualized basis. From 2018 to 2022, the N2O abatement systems at the East Dubuque Facility’s two nitric acid plants have abated, on average, the annual release of approximately 256,000 metric tons of CO2e.

CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs high-quality standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.

The Partnership also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Facility by capturing and purifying the CO2 as part of its manufacturing process and then transfers it to CapturePoint LLC, an unaffiliated third-party (“CapturePoint”), which then compresses and ships the CO2 for sequestration through Enhanced Oil Recovery

December 31, 2023 | 11

(“EOR”) under an EPA-approved monitoring, reporting, and verification plan. We believe that certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, we entered into a series of agreements with CapturePoint and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030.

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

The Federal Clean Water Act (“CWA”)

The CWA and its implementing regulations, as well as state laws and regulations that govern the discharge of pollutants into the water, affect the Partnership. The CWA’s permitting requirements establish discharge limitations that may be based on technology standards, water quality standards, and restrictions on the total maximum daily load of pollutants allowed to enter a particular water body based on its use. In addition, water resources are becoming more scarce. The Coffeyville Facility has contracts in place to receive water during certain water shortage conditions, but these conditions and contracts could change over time depending on the scarcity of water.

In January 2021, the U. S. Environmental Protection Agency (the “EPA”) announced it is undertaking a plan to review and update effluent standards for many industries. EPA is prioritizing those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA’s review eventually could result in different regulations governing the Partnership.

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

Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of, or released. The Coffeyville Facility has entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and comingled with legacy groundwater contamination from the adjacent Coffeyville refinery operated by a subsidiary of CVR Energy (the “Coffeyville Refinery”). The cleanup provisions of our agreement with KDHE are held in abeyance so long as the Coffeyville Refinery conducts corrective action for these comingled historical releases in accordance with its Resource Conservation and Recovery Act (“RCRA”) Permit. There is no assurance that the Coffeyville Refinery will comply with its Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE. There is no assurance that we will not become involved in future proceedings related to the release of hazardous or extremely hazardous substances for which we have potential liability or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

December 31, 2023 | 12

Environmental Insurance

We are covered by CVR Energy’s site pollution legal liability insurance policies, which include business interruption coverage, subject to applicable retentions and exclusions. The policies insure any location owned, leased, rented, or operated by the Partnership, including our Facilities. The policies insure certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities, and business interruption.

In addition to the site pollution legal liability insurance policies, we maintain umbrella and excess casualty insurance policies which include sudden and accidental pollution coverage policies maintained by CVR Energy, subject to applicable retentions and exclusions. This insurance generally provides coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

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

Health, Safety, and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act, which created the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes, the purposes of which are to protect the health and safety of workers. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable, or explosive chemicals. We are committed to safe, reliable operations of our facilities to protect the health and safety of our employees, our contractors, and the communities in which we operate. Our health and safety management system provides a comprehensive approach to injury, illness and incident prevention, risk assessment and mitigation, and emergency management. Despite our efforts to achieve excellence in our health and safety performance, there can be no assurances that there will not be accidents resulting in losses, injuries, or fatalities that could materially adversely impact our business. We periodically audit our programs and seek to continually improve our management systems.

Our Facilities were subject to the Chemical Facility Anti-Terrorism Standards (“CFATS”), a regulatory program designed to ensure facilities have security measures in place to reduce the risk that certain hazardous chemicals are weaponized by terrorists. In June 2023, authorization for CFATS was allowed to expire, but it’s possible that Congress will reauthorize CFATS. Despite the expiration for CFATS, our Facilities continue to comply with its requirements. In addition, the East Dubuque Facility is regulated under the Maritime Transportation Security Act. We implement and maintain comprehensive security programs designed to comply with regulatory requirements and protect our assets and employees.

We periodically assess risk and conduct audits of our programs and seek to continually improve our health, safety, and security management systems.

Human Capital

Our employees are the most important part of our business and help us work to achieve our Mission to be a top-tier North American nitrogen-based fertilizer company as measured by safe and reliable operations, superior financial performance and profitable growth. CVR Partners’ culture is defined by our core Values: Safety, Environment, Integrity, Corporate Citizenship and Continuous Improvement. The efforts of our employees in support of this Mission are guided each and every day by these core Values as we strive to achieve excellence for all of our key stakeholders – employees, communities and stockholders. See “Management’s Discussion and Analysis” in Part II, Item 7 of this Report for further discussion on our Mission and core Values.

Workforce Profile

As of December 31, 2023, CVR Partners and its subsidiaries had 310 employees, all of which are located in the United States. Of these, 95 employees are covered by a collective bargaining agreement.

December 31, 2023 | 13

Safety & Health

We are committed to providing a safe and healthy workplace and striving to protect our employees, contractors and communities. We accomplish this through compliance with applicable workplace safety and environmental laws and regulations, seeking employee input, learning from any events, and maintaining comprehensive audit and training programs and emergency response and disaster recovery plans. To assess our safety performance, we monitor workplace injuries, process safety incidents, and environmental events, and perform compliance audits and risk assessments. We believe these efforts reinforce our safety culture; promote a safe workplace, accountability, and stronger community relations; help guard against complacency; and ultimately, enhance our safety performance and help us manage risk and reduce impact to personal health and safety and the environment.

Compensation & Benefits

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We are committed to providing wages and benefits that are competitive with a market-based, pay-for-performance compensation philosophy. Our performance bonus program is an important component of our compensation program, rewarding high-performing employees for CVR Partners’ performance against pre-defined safety and health, operational reliability, and financial measures. Senior employees may also receive long-term incentive awards that currently vest ratably over a three-year period, subject to the terms and conditions of the applicable award agreement, aligning employee compensation with the interests of our shareholders and promoting employee retention. We provide paid time off and paid holidays, a 401(k) Company match program, life insurance, health savings and dependent care flexible spending accounts, and an employee assistance program. In furtherance of our core Value of Continuous Improvement, we also offer programs for tuition reimbursement and dependent scholarships. We offer a remote work policy to provide eligible employees with the flexibility that is key to a work-life balance. We encourage all employees to live our core Value of corporate citizenship by making a positive impact in our communities by taking advantage of our volunteerism policy pursuant to which eligible employees are provided paid time off from work to volunteer at 501(c)(3) non-profit entities.

Talent Management

We believe our competitive compensation and benefit plans allow us to attract and retain talented employees. Our recruiting strategy focuses on ensuring our hiring practices are free from bias for or against any individual or group of candidates. We continue to build upon our inclusive culture by expanding our recruitment efforts to include veteran recruitment and apprenticeship programs, recruiting interns at diverse colleges, and promoting diverse representation within our workforce. In support of the personal development of our employees and our goal of employing and retaining effective and dynamic leaders, we provide in-person supervisor training to managers at all levels, which focuses on a combination of business and leadership strategies, including coaching and performance management, goal setting, critical thinking, effective communication and listening, development and succession planning, delegation techniques, and legal aspects of leadership, among other topics.

Diversity & Inclusion

We are an equal opportunity employer and strive to maintain a diverse and inclusive work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation or any other protected class. Our recruiting efforts that include focus on veteran and diverse college populations, support our diverse and inclusive environment, as do the activities of our Diversity & Inclusion Committee. We provide diversity and inclusion training that includes focus on unconscious bias where employees learn to recognize and address the effects thereof by encouraging diversity of experience and opinion. Our Code of Ethics and Business Conduct and our anti-discrimination and harassment policies also help us maintain a work environment where individuals are treated with respect and dignity, and where diversity of thought and perspective is valued.

Available Information

Our website address is www.CVRPartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website under “Investor Relations”, as soon as reasonably practicable after the electronic filing or furnishing of these reports is made with the Securities and Exchange Commission (the “SEC”) at www.sec.gov. In addition, our Corporate Governance Guidelines, Codes of Ethics and Business

December 31, 2023 | 14

Conduct, and the charters of the Audit Committee, the Compensation Committee, and the Environmental, Health and Safety Committee of the Board of Directors of our general partner are available on our website. These guidelines, policies, and charters are also available in print without charge to any unitholder requesting them. Information on our website is not a part of, and is not incorporated into, this Report or any other report we may file with or furnish to the SEC, whether before or after the date of this Report and irrespective of any general incorporation language therein.

December 31, 2023 | 15

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

Risks Related to Our Business

Our business is, and nitrogen fertilizer and feedstock prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our business is subject to intense price competition from both U.S. and foreign sources. With little or no product differentiation, customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities that may have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. In addition, imports of fertilizer from other countries may be unfairly subsidized, as determined by the U.S. Department of Commerce on June 24, 2022 with respect to UAN imports from Russia and Trinidad and Tobago. On July 18, 2022, the U.S. International Trade Commission ultimately voted against imposing import tariffs on UAN from Russia and Trinidad and Tobago and, accordingly, the U.S. Department of Commerce will not issue countervailing duty orders and anti-dumping duty orders on UAN imports from the same countries. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability, and cash flows and, therefore, have a material adverse effect on our results of operations and financial condition.

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

December 31, 2023 | 16

Our business is geographically concentrated and is therefore subject to regional economic downturns and seasonal variations for us or our customers, which may affect our production levels, transportation costs and inventory and working capital levels.

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

We have a significant concentration of customers. Our two largest customers represented approximately 25% of net sales for the year ended December 31, 2023. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Compliance with and changes in environmental laws and regulations, including those related to climate change, could result in increased operating costs and capital expenditures and adversely affect our performance.

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

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, or increased governmental enforcement of laws and regulations could require us to make additional unforeseen expenditures. It is unclear the impact the Biden Administration will have on the laws and regulations applicable to us, however, measures to address climate change and reduce GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation and could affect our operations by requiring increased operating and capital costs and/or increasing taxes on GHG emissions. On January 26, 2024, EPA issued a proposed rule to implement the methane emissions reduction program. Public comments on the proposal are due March 11, 2024. If we are unable to maintain sales of our products

December 31, 2023 | 17

at a price that reflects such increased costs or have to increase the prices of our products because of such increased costs, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

End user demand for our products may also be adversely impacted by climate change legislation and other changes to or new interpretations of environmental laws, due to increased costs or application restrictions. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

Public health crises such as the COVID-19 pandemic have had, and may continue to have, adverse impacts on our business, financial condition, results of operations and liquidity.

The economic effects from public health crises such as the COVID-19 pandemic on our business were and may again be significant. Although our business has recovered since the onset of the pandemic in March 2020, there continues to be uncertainty and unpredictability about the lingering impacts to the worldwide economy that could negatively affect our business, financial condition, results of operations, and liquidity in future periods. The extent to which the pandemic and its ongoing effects may adversely impact our future business, financial, and operating results, and for what duration and magnitude, depends on factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond our control. The ultimate outcome of these and other factors may result in many adverse consequences including, but not limited to, disruption or delays to supply chains for critical equipment or feedstock, inflation, increased interest rates, and increased administrative, compliance, and operational costs. In addition, future public health crises could also result in significant economic disruption and other effects that adversely impact our business, financial condition, results of operations and liquidity in future periods in ways similar to the COVID-19 pandemic and its effects. The adverse impacts of the COVID-19 pandemic had, and may continue to have, the effect of precipitating or heightening many of the other risks described in this section.

We are subject to cybersecurity risks and may experience cyber incidents resulting in disruption or harm to our business.

We depend on internal, related-party, and third-party information technology systems to manage and support our operations, and we collect, process, and retain sensitive and confidential customer information in the normal course of business. To protect our facilities and systems against and mitigate cyber risk, we have implemented several programs, including externally performed cyber risk monitoring, audits and penetration testing and an information security training program, and we completed the implementation of applicable Cybersecurity and Infrastructure Security Agency security standard guidelines in 2023. On an as needed basis, but no less than quarterly, we brief the Audit Committee of the board of directors of the Partnership’s general partner “(Board”) on information security matters. Despite these measures (or those we may implement in the future), our facilities and these systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Moreover, cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations, and there can be no assurance that the systems of third parties have been designed to prevent or limit the effects of cyber incidents or attacks, will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact. Although we implement controls on third-party connectivity to our systems, we have limited control in ensuring their systems consistently enforce strong cybersecurity controls. Any disruption of these systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business, or otherwise affect our results of operations.

Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, increased costs of operations, or other harm to our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some third parties, such as contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to

December 31, 2023 | 18

change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with emerging privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.

An increase in inflation could have adverse effects on our results of operations.

Inflation in the United States increased beginning in the second half of 2021 and continued into the beginning of 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. According to the Consumer Price Index, inflation rose from 5.4% in June 2021 to 7.0% in December 2021 to 8.2% in September 2022. As of December 2022 and December 2023, inflation was at 6.5% and 3.4%, respectively. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect our customers’ financing costs, cash flows and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.

Risks Related to Our Plant Operations

Failure by CVR Energy’s Coffeyville refinery or other third parties to continue to supply us with pet coke could negatively impact our results of operations.

Unlike our competitors, whose primary costs are related to the purchase of natural gas and whose costs are therefore largely variable, our Coffeyville Facility uses a pet coke gasification process to produce nitrogen fertilizer. Our profitability is directly affected by the price and availability of pet coke obtained from CVR Energy’s Coffeyville refinery pursuant to a long-term agreement. Our Coffeyville Facility has historically obtained a majority of its pet coke from CVR Energy’s Coffeyville refinery over the past five years, although this percentage has decreased to 43% in 2023. However, should CVR Energy’s Coffeyville refinery fail to perform in accordance with the existing agreement or to the extent pet coke from CVR Energy’s Coffeyville refinery is insufficient, we would need to purchase pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. Currently, we purchase 100% of the pet coke CVR Energy’s Coffeyville refinery produces. However, we are still required to procure additional pet coke from third parties to maintain our production rates. We are currently party to pet coke supply agreements with multiple third-party refineries to provide a significant amount of pet coke at fixed prices. The terms of these agreements currently end in December 2024.

Any interruption in the supply of natural gas to our East Dubuque Facility could have a material adverse effect on our results of operations and financial condition.

Our East Dubuque Facility depends on the availability of natural gas. We have two agreements for pipeline transportation of natural gas with expiration dates in 2025. We typically purchase natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas to our East Dubuque Facility could restrict our ability to continue to make products at the facility and have a material adverse effect on our results of operations and financial condition.

If licensed technology were no longer available or able to be licensed economically or at all, our business may be adversely affected.

We have licensed a combination of patent, trade secret, and other intellectual property rights of third parties for use in our plant operations. If our use of technology on which our operations rely were to be terminated or face infringement claims, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable, or in the case of infringement, may result in substantial costs, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.

December 31, 2023 | 19

In addition, we may identify in the future additional third-party intellectual property that we believe is necessary to our operations. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary, with the result that such intellectual property may not be available on economic terms or at all. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products, and such licenses may be non-exclusive, which could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition and cash flows.

Our operations are dependent on third-party suppliers, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Operations of our Coffeyville Facility depend in large part on the performance of third-party suppliers, including the adjacent third-party air separation plant under a contract through 2039 and a third-party electric service provider under a contract through June 30, 2029. Our East Dubuque Facility operations also depend in large part on the performance of third-party suppliers, including for the purchase of electricity, which we purchase under a utility service agreement that terminates on June 1, 2025 and will continue thereafter unless either party provides 30 days advance written notice of termination. Should these, or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should we otherwise lose the service of any third-party suppliers, our operations (or a portion thereof) could be forced to shutdown or suspend operations. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations (or a portion thereof), even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

December 31, 2023 | 20

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

Acts of terror or sabotage, threats of war, armed conflict, or war may have an adverse impact on our business, our future results of operations and our overall financial performance.

Acts of sabotage or terrorist attacks (including cyberattacks), threats of war, armed conflict, or war, as well as events occurring in response to or in connection with such events may harm our business or have an adverse impact on our future results of operations and financial condition. For example, the conflict between Israel and Hamas, which began in October 2023, and the ongoing Russia-Ukraine war, pose significant geopolitical risks to global fertilizer and agriculture markets.

Critical infrastructure such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other businesses in the United States. As a result, the chemical industry is subject to security regulations relating to physical and cyber security. The costs of compliance therewith may have a material adverse effect on our financial condition. Further, uncertainty surrounding new or continued global hostilities or other sustained military campaigns, sanctions brought by the U.S. and other countries, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war may affect our operations in unpredictable ways, including disruptions of chemical supplies and markets for fertilizer products. The long-term impacts of terrorist attacks and the threat of future terrorist attacks on the chemical industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in chemical prices could result in government-imposed price controls.

Further, changes in the insurance markets attributable to terrorist attacks, acts of sabotage or cyberattacks could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be

December 31, 2023 | 21

significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of war, terrorism, sabotage or cyberattack could also affect our ability to raise capital, including our ability to repay or refinance debt.

Adverse weather conditions or other unforeseen developments could damage our facilities or logistics assets and impair our ability to produce and deliver our nitrogen fertilizer products.

The regions in which our facilities are located and in which our customers operate are susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms and snow, some of which we or our customers have experienced in recent years. Such inclement weather conditions or other unforeseen developments could damage our facilities or logistics assets. If such weather conditions prevail near our facilities or logistics assets, they could interrupt or undermine our ability to produce and transport products or to manage our business.

If events such as storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms and snow become more frequent, they could have an adverse effect on our operations, as well as the operations of our suppliers and customers. Regional occurrences, such as energy shortages or increases in commodity prices, geological hazards and natural disasters, could also have a material adverse effect on our business, financial condition and results of operations. The physical effects of adverse weather conditions have the potential to directly affect our operations and result in increased costs related to our operations. Since climate change may change weather patterns and the severity of weather events, any such changes could consequently materially adversely affect our revenues and cash flows and the demand for our products by our customers. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks.

Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total plant shutdowns which could cause property damage and a material decline in production which are not fully insured.

If any of our plants, logistics assets, or key suppliers sustain a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. Operations at our plant could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including: major unplanned maintenance requirements; catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire, or natural disasters, including floods, windstorms, and other similar events; labor supply shortages or labor difficulties that result in a work stoppage or slowdown; cessation or suspension of a plant or specific operations dictated by environmental authorities; acts of terrorism, cyberattacks or other deliberate malicious acts; and an event or incident involving a large clean-up, decontamination, or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-event condition.

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

There is finite capacity in the commercial insurance industry engaged in underwriting chemical industry risk, and factors impacting cost and availability include: (i) losses in our industries, (ii) natural disasters, (iii) specific losses incurred by us, and (iv) inadequate investment returns earned by the insurance industry. In the future, certain insurance could become unavailable or available only for reduced amounts of coverage or at exorbitant costs. If the supply of commercial insurance is curtailed, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks or we may determine that premium costs, in our judgement, do not justify such expenditures and instead increase our self-insurance.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

December 31, 2023 | 22

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

Our business may suffer due to the departure of any of our key senior executives or other key employees. Furthermore, a shortage of skilled labor may make it difficult for us to maintain labor productivity.

Our future performance depends to a significant degree upon our management team and key technical personnel. The loss or unavailability to us of any member of our management team or a key technical employee could significantly harm us. We face competition for these professionals from our competitors, our customers and other companies operating in our industry. To the extent that the services of members of our management team and key technical personnel would be unavailable to us for any reason, we may be required to hire other personnel to manage and operate our business. We may not be able to locate or employ such qualified personnel on acceptable terms, or at all.

Furthermore, our operations require skilled and experienced laborers with proficiency in multiple tasks. A shortage of trained workers due to retirements or otherwise could have an adverse impact on productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect our operations.

A portion of our workforce is unionized, and we are subject to the risk of labor disputes, slowdowns or strikes, which may disrupt our business and increase our costs.

As of December 31, 2023, approximately 31% of our employees were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. For example, a labor union representing approximately 90 employees at our East Dubuque Facility went on strike in October 2023, after its collective bargaining agreement expired. While our East Dubuque Facility has been operating during the strike, in the event that the strike continues for a long duration, our operations could be negatively affected. See Part II, Item 7, “Partnership Overview—Other Events” for more information. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

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

December 31, 2023 | 23

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

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict operating activities. Any failure to comply with these covenants could result in a default under existing debt facilities and instruments. Upon a default, unless waived, the lenders under such debt facilities and instruments would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against assets, and force bankruptcy or liquidation, subject to any applicable intercreditor agreements. In addition, a default under existing debt facilities and instruments could trigger a cross default under other agreements and could trigger a cross default under the agreements governing future indebtedness. Our operating segments’ results may not be sufficient to service existing indebtedness or to fund other expenditures, and we may not be able to obtain financing to meet these requirements.

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

December 31, 2023 | 24

affect our ability to fund our liquidity needs, capital investments, and distributions to our unitholders. We may enter into agreements limiting our exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.

Mr. Carl C. Icahn exerts significant influence over the Partnership through his controlling ownership of CVR Energy, and his interests or those of CVR Energy may conflict with the interests of the Partnership and our unitholders.

Mr. Carl C. Icahn indirectly controls approximately 66% of the voting power of CVR Energy’s common stock and, by virtue of such ownership, is able to control the Partnership through CVR Energy’s ownership of our general partner and its sole member, including: the election and appointment of directors; business strategy and policies; mergers or other business combinations; acquisition or disposition of assets; future issuances of common stock, common units, or other securities; incurrence of debt or obtaining other sources of financing; and the payment of distributions on our common units. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of our common units, which may adversely affect the market price of such common units.

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

In addition, in the event of a sale or transfer of some or all of Mr. Icahn’s interests in CVR Energy to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indenture governing our 6.125% Senior Secured Notes, due 2028 which could require us to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued interest to the date of repurchase, and an event of default could be deemed to have occurred under our ABL Credit Facility, which could allow lenders to accelerate indebtedness owed to them. If such an event were to occur, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or repay amounts outstanding under our ABL Credit Facility, if any.

An increase in interest rates will cause our debt service obligations to increase.

Since March 2022, the Federal Reserve has raised its target range for the federal funds rate by 525 basis points through January 31, 2024. An increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

Risks Related to Our Limited Partnership Structure

We may not have sufficient “available cash” to pay any quarterly distribution on common units, or the board of directors of the Partnership’s general partner (the “Board”) may elect to take reserves or distribute less than all of our available cash.

The current policy of the Board is to distribute an amount equal to the available cash generated by our business each quarter to our common unitholders. As a result of its cash distribution policy, we will likely need to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures, and our growth, if any, may not be as robust as that of businesses that reinvest available cash to expand ongoing operations. We may not have sufficient available cash each quarter to enable the payment of distributions to common unitholders. Furthermore, the partnership agreement does not require us to pay distributions on a quarterly basis or otherwise. As such, the Board may modify or revoke its cash distribution policy at any time at its discretion, including in such a manner that would result in an elimination of cash distributions regardless of the amount of available cash our business generates.

To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, current unitholders would experience dilution and the payment of distributions on those additional units may decrease the amount we distribute in respect of its outstanding units. Under our partnership agreement, we are authorized to

December 31, 2023 | 25

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

As permitted under Delaware law, our partnership agreement, which applies to and binds common unitholders, limits the liability and replaces the fiduciary duties of our general partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty. Our partnership agreement contains provisions that replace the standards to which our general partner would otherwise be held by state fiduciary duty law. For example: our partnership agreement (i) permits our general partner to make a number of decisions in its individual capacity, as opposed to its capacity as general partner, which entitles our general partner to consider only the interests and factors that it desires and means that it has no duty or obligation to give any consideration to any interest of, or factors affecting, any limited partner; (ii) provides that our general partner will not have any liability to unitholders for decisions made in its capacity as general partner so long as it acted in good faith, meaning it believed the decision was in our best interest; (iii) provides that our general partner and the officers and directors of its general partner will not be liable for monetary damages to common unitholders, including us, for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or its officers or directors acted in bad faith or engaged in fraud or willful misconduct, or in the case of a criminal matter, acted with knowledge that the conduct was criminal; (iv) generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of its general partner and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us, as determined by its general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable”, the general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to affiliated parties, including us; and (v) provides that in resolving conflicts of interest, it will be presumed that in making its decision, the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any holder of common units, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

December 31, 2023 | 26

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

As a publicly traded partnership we qualify for and rely upon certain exemptions from many of the NYSE’s corporate governance requirements.

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

Unlike the holders of common stock in a corporation, our common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions. Our common unit holders do not choose the Member(s) of the general partner, nor do they elect directors of the Board or participate in other matters routinely conducted at annual meetings of stockholders, and have no practical ability to remove our general partner without the consent of CVR Energy. As a result of these limitations, the price at which the common units will trade could be diminished. Our

December 31, 2023 | 27

partnership agreement restricts common unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the Board, may not vote on any matter. Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, and to influence the manner or direction of management.

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

December 31, 2023 | 28

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income”. For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. In the case of taxable years beginning on or after January 1, 2022, our adjusted taxable income is computed by taking into account any deduction allowable for depreciation, amortization, or depletion.

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

Additionally, if a common unitholder sells or otherwise disposes of a unit, the transferee is required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. Under the Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2023. Current and prospective Non-U.S. common unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

December 31, 2023 | 29

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

December 31, 2023 | 30

General Risks Related to the Partnership

The acquisition and expansion strategy of our business involves significant risks that could have a material adverse effect on our results of operations, financial condition and cash flows.

From time to time, we may consider pursuing acquisitions of businesses or assets and expansion projects (“Expansion Projects”) to continue to grow and increase profitability. However, we may not be able to consummate such Expansion Projects due to intense competition for suitable acquisition targets; the potential unavailability of necessary financial resources; difficulties in identifying suitable Expansion Projects or in completing them on sufficiently favorable terms; and the failure to obtain requisite regulatory approvals. In addition, any Expansion Projects may entail significant transaction costs and risks associated with entry into new markets and lines of business, including but not limited to, new regulatory obligations and risks.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

The Partnership has implemented processes to assess, identify and manage material risks resulting from cybersecurity incidents. Our Cybersecurity program and processes are based upon the International Standards Organization (“ISO”) guidance on information security. The Partnership’s processes used to identify, assess, and mitigate cybersecurity risks are integrated into the Partnership’s broader risk management system and processes, including through the risk management activities of the Board and its Audit Committee, our Enterprise Risk Management Committee (“ERM Committee”), and our internal audit and information technology functions.

Board Oversight of Cybersecurity Matters

The board of directors of the Partnership’s general partner (the “Board”) considers oversight of CVR Partners’ risks and risk management activities, including those related to cybersecurity risk, to be a responsibility of the entire Board. The Board also delegates certain risk oversight responsibilities to certain of its committees, and oversight of the Partnership’s cybersecurity

December 31, 2023 | 31

risk is delegated by the Board to its Audit Committee. The Audit Committee receives regular reports, typically on a quarterly basis, from management regarding information technology, cybersecurity risk, and efforts to prevent and mitigate such risks. The Chairperson of the Audit Committee subsequently reports on the Partnership’s cybersecurity risk, monitoring, and mitigation activities to the full Board, which equips the Board and its committees to fulfill their risk oversight role.

The Board and Audit Committee are supported in their oversight capacity by the Partnership’s ERM Committee, and internal audit and information technology functions. On a quarterly basis, the ERM Committee evaluates past, existing, and future risks to the Partnership; the likelihood, severity, and velocity of such risks; and the controls and mitigation tools implemented to address such risk. Several members of the ERM Committee have functional responsibility for the Partnership’s information technology and cybersecurity risk monitoring activities and provide expertise to the ERM Committee in those areas.

Likewise, the Partnership’s internal audit function periodically performs audit engagements focused on information technology processes and cybersecurity risks. These audits have provided the Partnership with assessments of the effectiveness and efficiency of our information technology and cyber threat management processes with the goal of safeguarding Partnership assets and information.

Management of Cybersecurity Matters

At the management level, the Partnership’s cybersecurity risk management activities are integrated into the day-to-day activities of the Partnership’s information technology function led by our Chief Information Officer, who operates under the supervision of our Chief Financial Officer. The Partnership’s information technology function has a dedicated cybersecurity team comprised of employees with, on average, nearly 20 years of experience and expertise in cybersecurity, and includes individuals with degrees in Computer Studies and cybersecurity-related certifications including Certified Information Systems Security Specialist (CISSP), Certified in Risk and Information Systems Controls (CRISC), and Certified Information Security Manager (CISM).

Management utilizes certain tools and controls to detect, monitor, prevent, mitigate, and remediate cybersecurity threats to our systems, networks, applications, and data. Management also conducts annual cybersecurity training and periodic phishing tests, which provide contemporaneous feedback and instruction to our employees and strengthen the Partnership’s defenses against cyber threats. Lastly, management maintains information security incident response processes to guide response and mitigate impact in the event of a cybersecurity incident. A third-party cybersecurity service provider is on retainer to assist the Partnership should a cybersecurity incident occur.

Engagement of Third Parties

The ERM Committee, internal audit function, information technology function and various other groups each occasionally engage third-party service providers to assist in their management of cybersecurity risk, including but not limited to cybersecurity vendors, assessors, consultants, auditors, and other third parties. The information technology function maintains processes to oversee and identify cyber risks associated with the Partnership’s use of third-party service providers who may have access to sensitive Partnership data and systems.

Material Impact on Partnership

During 2023, the Partnership did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Partnership, including its business strategy, results of operations, or financial condition.

Item 2.    Properties

Refer to Part I, Item 1, “Facilities” of this Report for more information on our core business properties. CVR Energy also leases property for our executive and marketing offices in Sugar Land, Texas and Kansas City, Kansas, respectively.

December 31, 2023 | 32

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

December 31, 2023 | 33

PART II

Item 5.    Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of the Partnership’s common units to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of CF Industries Holdings, Inc., LSB Industries, Inc., Nutrien Ltd., The Andersons, Inc., Green Plains Partners LP, and Flotek Industries Inc. The graph assumes that the value of the investment in common units and each index was $100 on December 31, 2018 and that all distributions were reinvested. Investment is weighted on the basis of market capitalization.
The unit price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Yahoo! Finance (finance.yahoo.com). The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Market Information

CVR Partners’ common units are listed under the symbol “UAN” on the New York Stock Exchange (“NYSE”). The Partnership has 30 holders of record of the outstanding units as of December 31, 2023.

Purchases of Equity Securities by the Issuer

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. Through December 31, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, repurchased 759,250 common units, as adjusted to reflect the impact of the 1-for-10 reverse unit split of the Partnership’s common units that was effective as of November 23, 2020, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 31, 2023, the Partnership had a nominal authorized amount remaining under the Unit Repurchase Program. The Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled, modified, or terminated by the Board at

December 31, 2023 | 34

any time. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program.

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

This discussion and analysis covers the years ended December 31, 2023 and 2022 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2021 and year-to-year comparisons between the years ended December 31, 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 22, 2023, and such discussions are incorporated by reference into this Report.

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

December 31, 2023 | 35

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

Strategic Objectives

We have outlined the following strategic objectives to drive the accomplishment of our mission:

•Environmental, Health & Safety (“EH&S”) - We aim to achieve continuous improvement in all EH&S areas through ensuring our people’s commitment to environmental, health and safety comes first, the refinement of existing policies, continuous training, and enhanced monitoring procedures.

•Reliability - Our goal is to achieve industry-leading utilization rates at both of our facilities through safe and reliable operations. We are focusing on improvements in day-to-day plant operations, identifying alternative sources for plant inputs to reduce lost time due to third-party operational constraints, and optimizing our commercial and marketing functions to maintain plant operations at their highest level.

•Market Capture - We continuously evaluate opportunities to improve the facilities’ realized pricing at the gate and reduce variable costs incurred in production to maximize our capture of market opportunities.

•Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and disciplined deployment of capital.

Other Events

Following good faith bargaining by East Dubuque Nitrogen Fertilizers, LLC (“EDNF”), the United Automobile Workers Union and its Local 1391 representing approximately 90 employees at the East Dubuque Facility went on strike on October 18, 2023 after its collective bargaining agreement expired the previous day. The East Dubuque Facility has continued to operate and is currently expected to continue normal operations during the strike.

Environmental, Social & Governance (“ESG”) Highlights

In the past year, we achieved numerous milestones through our commitment to ESG initiatives, including environmental and safety stewardship, diversity and inclusion, community outreach and sound corporate governance. In December 2023, we published a 2022 Environmental, Social & Governance Report (“2022 ESG Report”) which is based on the Sustainability Accounting Standards Board standards and is available at CVR Partner’s website at www.CVRPartners.com. The 2022 ESG Report does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report we file with (or furnish to) the Securities and Exchange Commission (the “SEC”), whether made before or after the date of this Annual Report on Form 10-K.

December 31, 2023 | 36

Industry Factors and Market Indicators

Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products which, in turn, depends on world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, the availability and price of feedstocks to produce nitrogen fertilizer, and the extent of government intervention in agriculture markets, among other factors.

Nitrogen fertilizer prices are also affected by local factors, including local market conditions and the operating levels of competing facilities. An expansion or upgrade of competitors’ facilities, new facility development, political and economic developments, and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the markets, resulting in price and product margin volatility. Moreover, the industry typically experiences seasonal fluctuations in demand for nitrogen fertilizer products.

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

Regulatory Environment - Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption can directly impact our business. In August 2022, the Inflation Reduction Act was passed and introduced the Clean Fuel Production Credit incentivizing lower Carbon Intensity feedstocks, including corn oil, which may increase demand for corn planting. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the conventional biofuel blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

In contrast, in April 2023, the EPA announced the proposed federal vehicle emission standards for 2027 through 2032, which, if finalized, would significantly reduce the use of internal combustion engine vehicles and the demand for liquid fuels including ethanol. In 2023, production of ethanol consumed approximately 37% of the annual United States corn crop used by the market.

Geopolitical Matters - The conflict between Israel and Hamas, which began in October 2023, and the ongoing Russia-Ukraine war, could significantly impact global fertilizer and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

Partnership Initiatives
The Partnership has been conducting engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its Coffeyville Facility. Based on these studies, CVR Partners subsidiaries could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the plant. If this project is approved by the board of directors of our general partner (the “Board”) and successfully implemented, it could allow the Partnership to choose the lowest cost feedstock for production and would make the Coffeyville Facility the only nitrogen fertilizer plant in the U.S. with that feedstock flexibility.

December 31, 2023 | 37

Market Indicators

While there is risk of shorter-term volatility given the inherent nature of the commodity cycle and governmental and geopolitical risks, the Partnership believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact. The Partnership views the anticipated combination of (i) increasing global population, (ii) decreasing arable land per capita, (iii) continued evolution to more protein-based diets in developing countries, (iv) sustained use of corn and soybeans as feedstock for the domestic production of ethanol and other renewable fuels, and (v) positioning at the lower end of the global cost curve should provide a solid foundation for nitrogen fertilizer producers in the United States over the longer term.

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below for 2023, 2022, and 2021.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 12.8 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2023/2024. Multiple refiners have announced renewable diesel expansion projects for 2024 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) data shows that in spring 2023 farmers planted 94.6 million corn acres, representing an increase of 6.8% as compared to 88.6 million corn acres in 2022. Planted soybean acres for spring 2023 are 83.6 million, representing a decrease of 4.5% as compared to 87.5 million soybean acres in 2022. The combined corn and soybean planted acres of 178.2 million in 2023 is an increase of 1.2% compared to the acreage planted in 2022. Due to lower input costs in 2023 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2023. Lower inventory levels of corn and soybeans are expected to be supportive of grain prices into the spring of 2024.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Since 2010, ethanol production has historically consumed 37% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through December 31, 2023.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,200
1,000
800
600
Barrels per day
(in thousands)
1,075
2021
2022
2023
Fuel Ethanol

100%
50%
48%
50%
47%
52%
50%
53%
2021
2022
2023
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through December 31, 2023.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of December 31, 2023.

December 31, 2023 | 38

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., global inventory levels for corn and soybeans remain below historical levels and prices have remained elevated. With tight grain and fertilizer inventory levels driven by the conflict in Ukraine, prices for grains remained elevated through 2023, although below the elevated prices experienced in the spring of 2022. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2023 planting season and fall 2023 ammonia application, primarily due to elevated grain prices and favorable weather conditions for planting and fertilizer application.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices has led to a significant reduction in the price for nitrogen fertilizer globally due to lower input costs. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility into 2024. Although pet coke prices remain elevated compared to historical levels, third-party pet coke prices have declined into 2024.

The charts below show relevant market indicators by month through December 31, 2023:

Ammonia and UAN Market Pricing (1)

(1)Information used within this chart was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

December 31, 2023 | 39

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

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

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the years ended December 31, 2023, 2022, and 2021. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

Utilization is presented solely on ammonia production, rather than on each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate.

December 31, 2023 | 40

Consolidated Ammonia Utilization
On a consolidated basis, utilization increased 19% to 100% for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to reduced production volumes and utilization during the planned turnarounds at both facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was increased unplanned downtime in 2022 associated with the Messer air separation plant (the “Messer Outages”) at the Coffeyville Facility and various pieces of equipment being down at the East Dubuque Facility.

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
For the year ended December 31, 2023, total product sales volumes were favorable driven by reduced production volumes and utilization during the planned turnarounds at both facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, the facilities experienced minimal unplanned downtime in 2023 compared to 2022 due to the Messer Outages at the Coffeyville Facility and various pieces of equipment being down at the East Dubuque Facility in 2022. For the year ended December 31, 2023, total product sales were unfavorable driven by sales price decreases of 44% for ammonia and 36% for UAN during the year. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices and increased global supplies of nitrogen fertilizers.

December 31, 2023 | 41

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
(in thousands of tons)	2023	2022	2021
Ammonia (gross produced)	864	703	807
Ammonia (net available for sale)	270	213	275
UAN	1,369	1,140	1,208

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Petroleum coke used in production (thousands of tons)	518	425	514
Petroleum coke used in production (dollars per ton)	$78.14	$52.88	$44.69
Natural gas used in production (thousands of MMBtus) (1)	8,462	6,905	8,049
Natural gas used in production (dollars per MMBtu) (1)	$3.42	$6.66	$3.95
Natural gas in cost of materials and other (thousands of MMBtus) (1)	8,671	6,701	7,848
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.84	$6.37	$3.83

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights

Overview - For the year ended December 31, 2023, the Partnership’s operating income and net income were $201.4 million and $172.4 million, respectively, representing declines of $118.5 million and $114.4 million, respectively, compared to operating income and net income of $319.9 million and $286.8 million, respectively, for the year ended December 31, 2022. These variances were primarily driven by decreased product sales prices, offset by increased production and sales volumes, compared to 2022.

Net Sales	Operating Income

$ (in millions)
875
700
525
350
$681.5
$835.6
$532.6
2023
2022
2021

400
300
200
100
0
$ (in millions)
$201.4
$319.9
$134.5
2023
2022
2021

December 31, 2023 | 42

Net Income	EBITDA (1)

400
300
200
100
0
$ (in millions)
$172.4
$286.8
$78.2
2023
2022
2021

500
400
300
200
100
0
$ (in millions)
$281.1
$403.2
$212.7
2023
2022
2021

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - Net sales decreased by $154.1 million to $681.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily due to unfavorable UAN and ammonia pricing conditions which reduced revenue by $373.5 million, partially offset by increased sales volumes which contributed $210.0 million in higher revenue compared to the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, net sales included $42.1 million and $34.8 million in freight revenue and $18.2 million and $11.3 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2023 compared to the year ended December 31, 2022:

(in thousands)	Price Variance	Volume Variance
UAN	$(246,954)	$121,886
Ammonia	(126,590)	88,071

For the year ended December 31, 2023 compared to the year ended December 31, 2022, ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices and increased global supplies of nitrogen fertilizers in the current year. Total product sales volumes were favorable driven by reduced production volumes and utilization during the planned turnarounds at both facilities in the third quarter of 2022, which subsequently improved operational reliability. In addition, there was minimal unplanned downtime in 2023 compared to 2022 due to the Messer Outages at the Coffeyville Facility and various pieces of equipment being down at the East Dubuque Facility in 2022.

December 31, 2023 | 43

Cost of Materials and Other	Direct Operating Expenses (1)

150
125
100
75
$ (in millions)
$134.4
$130.9
$98.3
2023
2022
2021

300
250
200
150
$ (in millions)
$234.9
$270.2
$198.7
2023
2022
2021

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the year ended December 31, 2023, cost of materials and other was $134.4 million compared to $130.9 million for the year ended December 31, 2022. The $3.5 million increase was driven primarily by higher third-party pet coke feedstock costs, partially offset by lower natural gas feedstock costs in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the year ended December 31, 2023, direct operating expenses (exclusive of depreciation and amortization) were $234.9 million compared to $270.2 million for the year ended December 31, 2022. The $35.3 million decrease was primarily due to turnaround expenses in the prior period associated with the planned turnarounds taking place at both facilities in the third quarter of 2022, coupled with decreased personnel costs from share-based compensation and lower natural gas and electricity costs in the current period.

Depreciation and Amortization	Selling, General, and Administrative Expenses and Loss on Asset Disposal

$79.7
$82.1
$73.5
80
70
60
$ (in millions)
2023
2022
2021

40
30
20
10
$ (in millions)
$31.1
$32.5
$27.6
2023
2022
2021

Depreciation and Amortization Expense - Depreciation and amortization expense decreased $2.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of various assets being fully depreciated in the prior period, as well as fluctuations in depreciation capitalized to inventory.

Selling, General, and Administrative Expenses and Loss on Asset Disposal - Selling, general and administrative expenses and Loss on asset disposal, combined, decreased approximately $1.4 million for the year ended December 31, 2023 compared

December 31, 2023 | 44

to the year ended December 31, 2022. The decrease was primarily related to lower share-based compensation due to a decrease in market prices for CVR Partners’ common units in the current period.

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

The following are non-GAAP measures we present for the years ended December 31, 2023, 2022, and 2021:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.

Available Cash for Distribution - EBITDA for the quarter excluding noncash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available Cash for Distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

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

Factors Affecting Comparability of Our Financial Results

Major Scheduled Turnaround Activities

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to expenses incurred as part of planned turnarounds. We incurred turnaround expenses of $1.8 million, $33.4 million, and $2.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

December 31, 2023 | 45

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$172,433	$286,801	$78,155
Interest expense, net	28,653	34,065	60,978
Income tax expense	289	160	57
Depreciation and amortization	79,720	82,137	73,480
EBITDA and Adjusted EBITDA	281,095	403,163	212,670
Current (reserves) adjustments for operating activities (1)	(40,235)	(37,433)	(56,221)
Current (reserves) adjustments for investing activities (2)	(52,167)	(27,783)	(24,736)
Current (reserves) adjustments for financing activities (3)	(500)	(78,212)	(35,156)
Available cash for distribution (4) (5)	$188,193	$259,735	$96,557

Common units outstanding	10,570	10,570	10,681

(1)Includes reserves for debt service (interest expense) and other future operating needs.
(2)Includes reserves for future capital expenditures, including turnarounds, and other future investing activities, as well as cash impacts from equity method investments.
(3)Includes reserves for debt financing, repurchase of common units and other future financing activities.
(4)Amount represents the cumulative available cash based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the period following declaration.
(5)The Partnership declared and paid cash distributions of $10.50, $10.43, $4.14, and $1.55 per common unit related to the fourth quarter of 2022, and the first, second, and third quarters of 2023, respectively, and declared a cash distribution of $1.68 per common unit related to the fourth quarter of 2023, to be paid in March 2024.

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

Current geopolitical matters, such as the conflict between Israel and Hamas and the ongoing Russia-Ukraine war, have contributed to the volatile fertilizer and agricultural market conditions, driving uncertainty around the availability and prices of feedstocks, demand for products, inflation, and global supply disruptions. Despite the volatility in commodity pricing, nitrogen fertilizer product pricing remains above the recent 5-year average and has not significantly impacted our primary source of liquidity.

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

December 31, 2023 | 46

On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “ABL Amendment”) with Wells Fargo Bank, National Association, a national banking associate (“Wells Fargo”), as administrative agent, collateral agent and a lender. The ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021 (as amended, the “ABL Credit Facility”), by and among the credit parties thereto and Wells Fargo, as administrative agent, collateral agent and a lender, to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15.0 million to a total of $50.0 million in the aggregate, with an incremental facility of an additional $15.0 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of this Report for further discussion.

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2023 and through the date of filing, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of December 31, 2023, we had cash and cash equivalents of $45.3 million, including $2.5 million of customer advances. Combined with $39.0 million available under our ABL Credit Facility, we had total liquidity of $84.3 million as of December 31, 2023. As of December 31, 2022, we had $86.3 million in cash and cash equivalents, including $13.7 million of customer advances. Long-term debt consists of the following:

	December 31,
(in thousands)	2023	2022
6.125% Senior Secured Notes, due June 2028	550,000	550,000
Unamortized debt issuance costs	(2,692)	(3,200)
Total long-term debt	$547,308	$546,800

As of December 31, 2023, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital and capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of this Report for further information.

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

Our total capital expenditures for the years ended December 31, 2023 and 2022, along with our estimated expenditures for 2024 are as follows:

	Year Ended December 31,		Estimated
(in thousands)	2023	2022	2024
Maintenance capital	$28,025	$40,793	$32,000 - 35,000
Growth capital	1,056	653	12,000 - 13,000
Total capital expenditures	$29,081	$41,446	$44,000 - 48,000

Our estimated capital expenditures are subject to change due to changes in the cost, scope, and completion time for capital projects. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the nitrogen fertilizer facilities. We may also accelerate or defer some capital expenditures from time to time. Capital spending for CVR Partners is determined by the Board. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

December 31, 2023 | 47

We incurred turnaround expenses of $1.8 million, $33.4 million, and $2.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

Cash Requirements

The following table summarizes our known contractual obligations and other commercial commitments as of December 31, 2023 that are expected to be paid within the next year and thereafter:

	Payments Due by Period
(in thousands)	Short-Term	Long-Term	Total
Debt obligations (1)	$—	$550,000	$550,000
Interest payments related to debt obligations (2)	33,941	118,856	152,797
Operating lease liabilities (3)	3,816	10,151	13,967
Purchase commitments (4)	48,166	81,324	129,490
Transportation agreements (5)	6,665	9,070	15,734
Total cash requirements	$92,588	$769,401	$861,989

(1)Debt obligations consist of the 2028 Notes as of December 31, 2023.
(2)Interest payments related to debt obligations consist of interest payments for our long-term debt outstanding as of December 31, 2023 and commitment fees on the unutilized commitments of the ABL Credit Facility.
(3)Operating lease liabilities are described in Part II, Item 8, Note 6 (“Leases”) of this Report.
(4)Consists primarily of purchase obligations for pet coke and other feedstocks, as well as water and utilities usage.
(5)Includes purchase obligations related to the transportation of feedstocks.

Distributions to Unitholders

The current policy of the Board is to distribute all Available Cash for Distribution, as determined by the Board in its sole discretion, the Partnership generated on a quarterly basis. Available Cash for Distribution for each quarter will be determined by the Board following the end of such quarter. Available Cash for Distribution for each quarter is calculated as EBITDA for the quarter excluding noncash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available Cash for Distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

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

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.5	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

December 31, 2023 | 48

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 2nd Quarter	August 23, 2021	$1.72	$11,678	$6,694	$18,372
2021 - 3rd Quarter	November 22, 2021	2.93	19,893	11,404	31,297
Total 2021 quarterly distributions		$4.65	$31,571	$18,098	$49,669

There were no quarterly distributions declared or paid by the Partnership related to the first quarter of 2021 and the fourth quarter of 2020.

For the fourth quarter of 2023, the Partnership, upon approval by the Board on February 20, 2024, declared a distribution of $1.68 per common unit, or $17.8 million, which is payable March 11, 2024 to unitholders of record as of March 4, 2024. Of this amount, CVR Energy will receive approximately $6.5 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the year ended December 31, 2023, CVR Partners did not repurchase any common units. During the years ended December 31, 2022 and 2021, CVR Partners repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of December 31, 2023, considering all repurchases made since inception of the Unit Repurchase Program, CVR Partners had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to acquire any common units and may be cancelled or terminated by the Board at any time. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$243,526	$301,464	$188,725
Investing activities	(2,722)	(44,623)	(20,342)
Financing activities	(281,864)	(283,018)	(86,426)
Net (decrease) increase in cash and cash equivalents	$(41,060)	$(26,177)	$81,957

December 31, 2023 | 49

Operating Activities

The change in net cash flows from operating activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to a $114.4 million decrease in net income as a result of lower product prices, partially offset by increased sales volumes and a $17.0 million decrease in noncash share-based compensation as a result of lower market prices for CVR Partners’ units. This is partially offset by an increase in working capital of $70.6 million primarily due to increases in accounts receivable and inventories, partially offset by decreases in accounts payable and deferred revenue.

Investing Activities

The change in net cash used in investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to distributions received from CVR Partners’ equity method investment of $21.5 million associated with the 45Q Transaction in 2023 and a decrease in capital expenditures of $20.5 million during 2023 resulting from reduced spending on capital projects compared to 2022.

Financing Activities

The change in net cash used in financing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase of $76.6 million in cash distributions paid in 2023 compared to 2022. This is partially offset by decreases of $65.0 million and $12.4 million used for the redemption of the remaining balance of the 2023 Notes and unit repurchases of the Partnership’s common units in 2022, respectively, with no corresponding amounts in 2023.

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

Inventory Valuation

The cost of our fertilizer product inventories is determined under the first-in, first-out (“FIFO”) method and our FIFO inventories are carried at the lower of cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product at each of our facilities. Depending on inventory levels, the per-ton realizable value of our fertilizer products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in each facility’s market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. There were no inventory adjustments recognized during the years ended December 31, 2023, 2022, and 2021. Due to the amount and variability in volume of fertilizer product inventories maintained, changes in production costs, and the volatility of market pricing for fertilizer products, losses recognized to reflect fertilizer product inventories at the lower of cost or net realizable value could have a material impact on the Partnership’s results of operations.

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

December 31, 2023 | 50

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to significant market risk due to potential changes in prices for fertilizer products, pet coke, and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at our East Dubuque Facility. We have commitments to purchase natural gas for use in our East Dubuque Facility at the spot market and through short-term, fixed supply, fixed price, and index price purchase contracts.

In the normal course of business, we produce nitrogen-based fertilizer products throughout the year to supply the needs of our customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Prices of nitrogen fertilizer products can be volatile, and we believe they are affected by changes in grain prices, demand, natural gas prices, and other factors. In the opinion of our management, there are no financial instruments that correlate with our firm commitments and forecasted commodity sales transactions and could be used to effectively reduce commodity price risk.

December 31, 2023 | 51

Item 8.    Financial Statements and Supplementary Data

CVR PARTNERS, LP AND SUBSIDIARIES

December 31, 2023 | 52

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024, expressed an unqualified opinion.

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

Wichita, Kansas
February 21, 2024

December 31, 2023 | 53

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2023, and our report dated February 21, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Wichita, Kansas
February 21, 2024

December 31, 2023 | 54

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$45,279	$86,339
Accounts receivable, net	41,893	90,448
Inventories	69,165	77,518
Prepaid expenses and other current assets	9,532	11,399
Total current assets	165,869	265,704
Property, plant, and equipment, net	761,023	810,994
Other long-term assets	48,440	23,704
Total assets	$975,332	$1,100,402
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	33,486	45,522
Accounts payable to affiliates	5,319	5,302
Deferred revenue	15,796	47,516
Other current liabilities	20,872	27,717
Total current liabilities	75,473	126,057
Long-term liabilities:
Long-term debt, net	547,308	546,800
Long-term deferred revenue	33,311	—
Other long-term liabilities	16,360	15,734
Total long-term liabilities	596,979	562,534
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of December 31, 2023 and 2022, respectively	302,879	411,810
General partner interest	1	1
Total partners’ capital	302,880	411,811
Total liabilities and partners’ capital	$975,332	$1,100,402

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 55

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per unit data)	2023	2022	2021
Net sales	$681,477	$835,584	$532,581
Operating costs and expenses:
Cost of materials and other	134,377	130,913	98,345
Direct operating expenses (exclusive of depreciation and amortization)	234,916	270,167	198,714
Depreciation and amortization	79,720	82,137	73,480
Cost of sales	449,013	483,217	370,539
Selling, general and administrative expenses	29,523	32,192	26,615
Loss on asset disposal	1,533	263	948
Operating income	201,408	319,912	134,479
Other (expense) income:
Interest expense, net	(28,653)	(34,065)	(60,978)
Other (expense) income, net	(33)	1,114	4,711
Income before income tax expense	172,722	286,961	78,212
Income tax expense	289	160	57
Net income	$172,433	$286,801	$78,155

Basic and diluted earnings per common unit	$16.31	$27.07	$7.31

Weighted-average common units outstanding:
Basic and diluted	10,570	10,593	10,685

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 56

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)	Common Units		General Partner Interest	Total Partners’ Capital
	Issued	Amount
Balance at December 31, 2020	10,705,710	$314,240	$1	$314,241
Net income	—	78,155	—	78,155
Repurchase of common units	(24,378)	(529)	—	(529)
Cash distributions to common unitholders – Affiliates	—	(18,098)	—	(18,098)
Cash distributions to common unitholders – Non-affiliates	—	(31,571)	—	(31,571)
Balance at December 31, 2021	10,681,332	342,197	1	342,198
Net income	—	286,801	—	286,801
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Cash distributions to common unitholders – Affiliates	—	(75,193)	—	(75,193)
Cash distributions to common unitholders – Non-affiliates	—	(129,597)	—	(129,597)
Balance at December 31, 2022	10,569,637	411,810	1	411,811
Net income	—	172,433	—	172,433
Cash distributions to common unitholders – Affiliates	—	(103,605)	—	(103,605)
Cash distributions to common unitholders – Non-affiliates	—	(177,759)	—	(177,759)
Balance at December 31, 2023	10,569,637	$302,879	$1	$302,880

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 57

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$172,433	$286,801	$78,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,720	82,137	73,480
Amortization of deferred financing costs and original issue discount	754	821	2,799
Loss on asset disposal	1,533	263	948
Loss on debt extinguishment	—	628	8,462
Share-based compensation	8,235	25,264	23,069
Other adjustments	222	(107)	142
Changes in assets and liabilities:
Accounts receivable	27,501	(21,139)	(21,877)
Inventories	6,704	(24,807)	(7,508)
Prepaid expenses and other current assets	1,911	(2,278)	(785)
Accounts payable	(23,831)	(6,577)	11,367
Deferred revenue	(23,491)	(20,502)	26,658
Accrued expenses and other current liabilities	(8,412)	(14,939)	(7,182)
Other long-term assets and liabilities	247	(4,101)	997
Net cash provided by operating activities	243,526	301,464	188,725
Cash flows from investing activities:
Capital expenditures	(24,196)	(44,668)	(20,594)
Proceeds from the sale of assets	—	45	252
Return of equity method investment	21,474	—	—
Net cash used in investing activities	(2,722)	(44,623)	(20,342)
Cash flows from financing activities:
Principal payments on senior secured notes	—	(65,000)	(582,240)
Proceeds on issuance of senior secured notes	—	—	550,000
Payment of deferred financing costs	(500)	(829)	(3,892)
Repurchase of common units	—	(12,398)	(529)
Cash distributions to common unitholders – Affiliates	(103,605)	(75,193)	(18,098)
Cash distribution to common unitholders – Non-affiliates	(177,759)	(129,597)	(31,571)
Other financing activities	—	(1)	(96)
Net cash used in financing activities	(281,864)	(283,018)	(86,426)
Net (decrease) increase in cash and cash equivalents	(41,060)	(26,177)	81,957
Cash and cash equivalents, beginning of period	86,339	112,516	30,559
Cash and cash equivalents, end of period	$45,279	$86,339	$112,516

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2023 | 58

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

Interest Holders

As of December 31, 2023, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly-owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (“General Partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of December 31, 2023, Icahn Enterprises L.P. and its affiliates owned approximately 66% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the Partnership’s general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the year ended December 31, 2023, the Partnership did not repurchase any common units. During the years ended December 31, 2022 and 2021, the Partnership repurchased 111,695 and 24,378 common units, respectively, on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $12.4 million and $0.5 million, respectively, exclusive of transaction costs, or an average price of $110.98 and $21.69 per common unit, respectively. As of December 31, 2023, the Partnership, considering all repurchases made since inception of the Unit Repurchase Program, had a nominal authorized amount remaining under the Unit Repurchase Program. This Unit Repurchase Program does not obligate the Partnership to purchase any common units and may be cancelled, modified, or terminated by the Board at any time. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program.

Management and Operations

The Partnership, including the General Partner, is managed by a combination of the Board, the general partner’s executive officers, CVR Services (as sole member of the general partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, the General Partner, CVR Energy, and certain of their respective subsidiaries, including a service agreement. See Note 12 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

Section 45Q Transaction

Certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, CVR Partners and its subsidiary entered into a series of agreements with CapturePoint LLC, an unaffiliated Texas limited liability company, and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor,

December 31, 2023 | 59

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

described in Revenue Procedure 2020-12, for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030 (the “45Q Transaction”). Among other items, the 45Q Transaction resulted in the creation of a joint venture entity, CVR-CapturePoint Parent LLC (“CVRP JV”), which was accounted for by the Partnership as an equity-method investment. See Note 5 (“Equity Method Investments”) for further discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and investments in highly liquid money market accounts with original maturities of three months or less. We maintain cash and cash equivalent balances with a single financial institution, which may at times be in excess of federally insured levels.

Accounts Receivable, net

Accounts receivable, net primarily consists of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Allowances for doubtful accounts are based on historical loss experience, expected credit losses from current economic conditions, and management’s expectations of future economic conditions. The allowance is recorded when the receivable is deemed uncollectible and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 40% and 45% of the Accounts receivable, net balance at December 31, 2023 and 2022, respectively. There was no bad debt expense for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2021, bad debt expense was $0.2 million.

Inventories

Inventories consist of fertilizer products and raw materials (primarily pet coke), which are valued at the lower of GAAP First-In, First-Out (“FIFO”) cost or net realizable value. Inventories also include parts and supplies that are valued at the weighted moving-average cost, which approximates FIFO. The cost of inventories includes inbound freight costs.

December 31, 2023 | 60

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

Asset	Range of Useful Lives, in Years
Land improvements	10 to 30
Buildings and improvements	3 to 30
Automotive equipment	5 to 30
Machinery and equipment	1 to 30
Other	3 to 10

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

Equity Method Investments

The Partnership accounts for investments in which it has a noncontrolling interest, yet has significant influence over the entity, using the equity method of accounting, whereby the Partnership records its pro-rata share of earnings, contributions to, and distributions from joint ventures as adjustments to the investment balance in Other long-term assets on our Consolidated Balance Sheets. The pro-rata share of earnings is also recorded in Other (expense) income, net on our Consolidated Statements of Operations.

Leases

At inception, the Partnership determines whether an arrangement is a lease and, if so, the appropriate lease classification. Operating leases are included as operating lease right-of-use (“ROU”) assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. When applicable, finance leases are included as ROU finance leases within Property, plant, and equipment, net, and finance lease liabilities within Other current liabilities and Long-term debt, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Partnership recognizes lease expense for these leases on a straight-line basis over the expected lease term.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term using an incremental borrowing rate with a maturity similar to the lease term. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation and interest is recorded as interest expense. A lease modification is assessed to conclude whether it is a separate new contract or a modified contract. If it is a modified contract, the Partnership reconsiders the lease classification and remeasures the lease.

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

December 31, 2023 | 61

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets (excluding intangible assets with indefinite lives and deferred tax assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds their fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less cost to sell.

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

Certain of the Partnership’s assets can be used for extended or indeterminate periods of time with proper maintenance and upgrades, which the Partnership intends, and has a historical practice of, to maintain and upgrade as technological advances are made available. As a result, the Partnership believes these assets have indeterminate lives for purposes of estimating AROs. A liability will be recognized at such time when sufficient information exists to estimate a date or range of potential settlement dates needed to employ a present value technique to estimate fair value.

Loss Contingencies

In the ordinary course of business, CVR Partners may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss will be incurred and the loss can be reasonably estimated. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets depending on when the Partnership expects to expend such amounts. As of December 31, 2023 and 2022, there are no matters or contingencies that require recognition or disclosure.

Environmental, Health & Safety (“EH&S”) Matters

The Partnership is subject to various stringent federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to periodic management review and revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets depending on when the Partnership expects to expend such amounts. As of December 31, 2023 and 2022, no liabilities have been recognized for environmental remediation matters, as no matters have been identified that are considered to be probable and estimable.

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

December 31, 2023 | 62

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

Cost Classifications

Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia, and purchased hydrogen. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, plant-related maintenance services, including turnaround expenses, and environmental and safety compliance costs, as well as catalyst and chemical costs. Each of these financial statement line items are also impacted by changes in inventory balances, as they include inventory production costs. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries. Selling, general and administrative expenses consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology, and maintaining the corporate and administrative offices in Texas and Kansas.

Fair Value of Financial Instruments

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), the Partnership utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets or liabilities, such as a business.

Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1 — Quoted prices in active markets for identical assets or liabilities
•Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)
•Level 3 — Significant unobservable inputs (including the Partnership’s own assumptions in determining the fair value)

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and operating lease obligations are carried at cost and approximate their estimated fair value. The Partnership may enter into forward contracts with fixed or indexed delivery prices to purchase portions of its natural gas requirements. These natural gas contracts are not treated as derivatives as they qualify for the normal purchase and normal sale exclusions. Accordingly, the fair value of these contracts are not recorded at the end of each reporting period.

Turnaround Expenses

Turnarounds represent major maintenance activities that require the shutdown of significant parts of a plant to perform necessary inspections, cleanings, repairs, and replacements of assets. Costs incurred for routine repairs and maintenance or unplanned outages at our facilities are expensed as incurred. Planned turnaround activities vary in frequency dependent on our facilities, but generally occur every three years.

December 31, 2023 | 63

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership follows the direct-expense method of accounting for turnaround activities. Costs associated with these turnaround activities are included in Direct operating expenses (exclusive of depreciation and amortization) on our Consolidated Statements of Operations. During the years ended December 31, 2023, 2022, and 2021, the Partnership incurred turnaround expenses of $1.8 million, $33.4 million, and $2.9 million, respectively.

Share-Based Compensation

The Partnership accounts for share-based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Currently, all of the Partnership’s share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to award vesting. There were no dilutive awards outstanding during the years ended December 31, 2023, 2022, and 2021.

Income Taxes

The Partnership is not a taxable entity for federal income tax purposes or states that follow the federal income tax treatment of partnerships. Instead, for purposes of these income taxes, each partner of the Partnership is required to take into account its share of items of income, gain, loss and deduction in computing its federal and state income tax liabilities, regardless of whether cash distributions are made to such partner by the Partnership. We are subject to income taxes in certain states that do not follow the federal tax treatment of partnerships. These taxes are accounted for utilizing the asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the anticipated future tax consequences attributable to differences between the amounts recorded in the accounting books and their respective tax basis. Deferred amounts are measured using enacted tax rates expected to apply to taxable income in the year those temporary differences are expected to be recovered or settled.

Allocation of Costs

CVR Energy and its subsidiaries provide a variety of services to the Partnership, including employee benefits provided through CVR Energy’s benefit plans, administrative services provided by CVR Energy’s employees and management, insurance, and office space leased by CVR Energy. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy on behalf of the Partnership. These amounts incurred by CVR Energy are then billed or allocated to the Partnership and are classified on our Consolidated Statements of Operations as either Direct operating expenses (exclusive of depreciation and amortization) or as Selling, general and administrative expenses.

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In December 2023, FASB issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Partnership beginning January 1, 2025 with early adoption permitted. The Partnership is evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Partnership’s consolidated financial statements. The Partnership does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Partnership’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 with early adoption permitted. The Partnership is still evaluating the effects of adopting this new accounting guidance on its disclosures.

December 31, 2023 | 64

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventory

Inventories consisted of the following:

	December 31,
(in thousands)	2023	2022
Finished goods	$15,015	$28,630
Raw materials	2,472	3,116
Parts, supplies and other	51,678	45,772
Total inventories	$69,165	$77,518

(4) Property, Plant and Equipment

Property, plant, and equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Machinery and equipment	$1,446,728	$1,432,875
Buildings and improvements	18,193	17,461
Automotive equipment	16,208	16,377
Land and improvements	14,959	14,604
Construction in progress	19,075	7,858
Other	2,758	3,035
	1,517,921	1,492,210
Less: Accumulated depreciation and amortization	(756,898)	(681,216)
Total property, plant and equipment, net	$761,023	$810,994

For the years ended December 31, 2023, 2022, and 2021, depreciation and amortization expenses were $78.9 million, $81.3 million, and $72.4 million, respectively, and capitalized interest was $0.5 million, $0.8 million, and $0.8 million, respectively. During the years ended December 31, 2023, 2022, and 2021, the Partnership updated the estimated useful lives of certain assets as a result of the turnarounds at our facilities and changes in the granular urea production, which resulted in additional depreciation expense of $0.7 million, $12.7 million and $4.5 million, respectively.

During the years ended December 31, 2023, 2022, and 2021, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB ASC Topic 360, Property, Plant, and Equipment.

(5) Equity Method Investments

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

The Partnership valued the equity interest received using a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. The Partnership determined the estimated fair value of the consideration received to be $46.0 million, which was a non-recurring Level 3 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, based on the use of the Partnership’s own assumptions described above. There were no transfers into or out of Level 3 during the year ended December 31, 2023.

December 31, 2023 | 65

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership deferred the recognition of the noncash consideration received and has recognized such revenue as the performance obligation associated with the CO Contract is satisfied. Refer to Note 9 (“Revenue”) for further discussion. The Partnership has elected to record its share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV will reduce the Partnership’s equity method investment and will be recorded in the period they are received. The investment in CVRP JV is presented within Other long-term assets on our Consolidated Balance Sheets.

(in thousands)	CVRP JV
Balance at inception	$46,000
Cash contributions	13
Cash distributions (1)	(21,485)
Equity loss	(10)
Balance at December 31, 2023	$24,518

(1)Of this amount, approximately $0.9 million related to incremental costs associated with obtaining the CO Contract were capitalized and included in Prepaid expenses and other current assets and Other long-term assets on our Consolidated Balance Sheets.

As a result of exceeding certain carbon oxide capture and sequestration milestones during 2023, in February 2024, the Partnership received a $2.2 million distribution from CVRP JV which will be recognized in the first quarter of 2024.

(6) Leases

Lease Overview

We lease railcars and certain facilities to support the Partnership’s operations. Most of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased asset. Additionally, certain of our lease agreements include rental payments, which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Furthermore, we do not have any material lessor or sub-leasing arrangements.

Balance Sheet Summary as of December 31, 2023 and 2022

The following table summarizes the ROU asset and lease liability balances for the Partnership’s operating leases at December 31, 2023 and 2022. There were no finance lease balances at December 31, 2023 and 2022.

(in thousands)	December 31, 2023	December 31, 2022
ROU asset, net
Railcars	$12,032	$10,449
Real estate and other	2,007	2,370
Lease liability
Railcars	12,032	10,449
Real estate and other	268	456

Lease Expense Summary for the Years Ended December 31, 2023, 2022, and 2021

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis

December 31, 2023 | 66

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the lease term within Depreciation and amortization. For the years ended December 31, 2023, 2022, and 2021, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating lease expense	$4,664	$4,230	$3,827
Finance lease expense:
Amortization of ROU asset	—	34	102
Interest expense on lease liability	—	—	2
Short-term lease expense	3,022	2,839	1,174

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the ROU assets and lease liabilities of the Partnership’s operating leases at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	4.0 years	4.3 years
Weighted-average discount rate	6.5%	5.5%

Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s lease liabilities at December 31, 2023:

(in thousands)	Operating Leases
Year Ending December 31,
2024	$3,816
2025	3,389
2026	3,128
2027	2,844
2028	790
Thereafter	—
Total lease payments	13,967
Less: imputed interest	(1,667)
Total lease liability	$12,300

The Partnership has entered into the following material lease commitments that have not yet commenced:
•On February 21, 2022, CRNF entered into the First Amendment to the On-Site Product Supply Agreement with Messer LLC (“Messer”), which amended the July 31, 2020 On-Site Product Supply Agreement (as amended, the “Messer Agreement”). Under the Messer Agreement, among other obligations, Messer is obligated to supply oxygen and make certain capital improvements during the term of the Messer Agreement, and CRNF is obligated to take as available and pay for oxygen from Messer’s facility. This arrangement for CRNF’s purchase of oxygen from Messer does not meet the definition of a lease under FASB ASC Topic 842, Leases (“Topic 842”), as CRNF does not expect to receive substantially all of the output, which includes oxygen, nitrogen and compressed air, of Messer’s on-site production from its air separation unit over the life of the Messer Agreement. The Messer Agreement also obligates Messer to install a new oxygen storage vessel, related equipment and infrastructure (“Oxygen Storage Vessel” or “Vessel”) to be used solely by the Coffeyville Facility. The arrangement for the use of the Oxygen Storage Vessel meets the definition of a lease under Topic 842, as CRNF will receive all output associated with the Vessel. Based on terms outlined in the Messer Agreement, the Partnership expects the lease of the Oxygen Storage Vessel to be classified as a finance lease with an estimated amount within the range of $20 million to $25 million being capitalized

December 31, 2023 | 67

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon lease commencement when the Vessel is placed in service, which is currently expected to occur in the second half of 2024.

(7) Other Current Liabilities

Other current liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Personnel accruals	$8,404	$7,539
Operating lease liabilities	3,176	2,931
Accrued taxes other than income taxes	1,825	1,789
Sales incentives	1,585	1,772
Accrued interest	1,404	1,404
Share-based compensation	1,195	9,231
Other accrued expenses and liabilities	3,283	3,051
Total other current liabilities	$20,872	$27,717

(8) Long-Term Debt

Long-term debt, net consists of the following:

	December 31,
(in thousands)	2023	2022
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Unamortized debt issuance costs	(2,692)	(3,200)
Total long-term debt	$547,308	$546,800

(1)The estimated fair value of the 2028 Notes, defined below, was approximately $513.1 million and $493.3 million as of December 31, 2023 and 2022, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of December 31, 2023	Outstanding Letters of Credit	Available Capacity as of December 31, 2023	Maturity Date
ABL Credit Facility	$39,008	$—	$—	$39,008	September 26, 2028

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

December 31, 2023 | 68

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redemption prices set forth below, expressed as a percentage of the principal amount of the respective notes, plus accrued and unpaid interest to the applicable redemption date.

12-month period beginning June 15,	Percentage
2024	103.063%
2025	101.531%
2026 and thereafter	100.000%

The 2028 Notes contain customary covenants for a financing of this type that, among other things, restricts CVR Partners’ ability and the ability of certain of its subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue disqualified stock; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from CVR Partners’ restricted subsidiaries to CVR Partners; (vii) consolidate, merge or transfer all or substantially all of CVR Partners’ assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. The 2028 Notes contains a permitted investment activity carveout that allows for the transfer of certain carbon capture assets to a joint venture for the purpose of monetizing potential tax credits. In addition, the indenture contains customary events of default, the occurrence of which would result in or permit the trustee or the holders of at least 25% of the 2028 Notes to cause the acceleration of the 2028 Notes, in addition to the pursuit of other available remedies.

ABL Credit Agreement

On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “ABL Amendment”) with Wells Fargo Bank National Association, a national banking association, as the administrative agent, collateral agent, and lender. The ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021 (as amended, the “ABL Credit Facility”), by and among the credit parties thereto and Wells Fargo, as administrative agent, collateral agent and a lender, to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15.0 million to a total of $50.0 million in the aggregate, with an incremental facility of an additional $15.0 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028. The ABL Credit Facility provides for loans and letters of credit, subject to meeting certain borrowing base conditions, with sub-limits of $3.5 million for swingline loans and $10.0 million for letters of credit. The proceeds of the loans may be used for general corporate purposes of the Partnership and its subsidiaries. The foregoing description of the ABL Amendment does not purport to be complete and is qualified in its entirety by its terms, which is furnished as an exhibit to this Report.

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

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2023.

December 31, 2023 | 69

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Ammonia	$161,004	$199,523	$146,140
UAN	431,451	556,519	316,014
Urea products	28,730	33,506	28,746
Net sales, exclusive of freight and other	621,185	789,548	490,900
Freight revenue (1)	42,096	34,770	31,419
Other revenue (2)	18,196	11,266	10,262
Total revenue	$681,477	$835,584	$532,581

(1)Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and are reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.
(2)Includes revenue from (i) nitric acid sales and (ii) carbon oxide sales, including sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of December 31, 2023, the Partnership had approximately $9.7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $3.4 million of these performance obligations as revenue by the end of 2024, an additional $3.2 million in 2025, and the remaining balance thereafter.

Contract Balances

A summary of the deferred revenue activity for the year ended December 31, 2023 is presented below:

(in thousands)
Balance at December 31, 2022	$47,516
Add:
New prepay contracts entered into during the period	50,956
Noncash consideration received as part of the 45Q Transaction	46,000
Less:
Revenue recognized that was included in the contract liability balance at the beginning of the period	(46,438)
Revenue recognized related to contracts entered into during the period	(41,254)
Revenue recognized related to noncash consideration	(6,345)
Other changes	(1,328)
Total deferred revenue at December 31, 2023	49,107
Less: Current portion of deferred revenue	(15,796)
Total long-term deferred revenue	$33,311

December 31, 2023 | 70

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customers

CVR Partners had two customers that accounted for 10% or more of net sales at approximately 13% and 12% for the year ended December 31, 2023, and 16% and 14% for the year ended December 31, 2022. CVR Partners had one customer who comprised 13% of net sales for the year ended December 31, 2021.

(10) Share-Based Compensation

Overview

CVR Partners has a Long-Term Incentive Plan (“CVR Partners LTIP”) which permits the granting of options, stock and unit appreciation rights (“SARs”), restricted shares, restricted stock units, phantom units, unit awards, substitute awards, other unit-based awards, cash awards, dividend and distribution equivalent rights, share awards, and performance awards (including performance share units, performance units, and performance-based restricted stock). Individuals who are eligible to receive awards under or in connection with the CVR Partners LTIP include any director, officer, employee, employee candidate, consultant, or advisor of the Partnership, its subsidiaries, or its parent. The Partnership had 0.5 million shares available for future grants under the CVR Partners LTIP at December 31, 2023.

CVR Partners’ Phantom Unit Awards and Compensation Expense

Phantom unit awards that have been granted to officers, employees, and directors (the “Share-Based Awards”) reflect the value and distributions of CVR Partners, as applicable. Each Share-Based Award and the related distribution equivalent right represents the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit, in accordance with the award agreement, plus (ii) the per unit cash value of all distributions declared and paid, as applicable, from the grant date through the vesting date, subject to the terms of the applicable award agreement. The Share-Based Awards are generally graded-vesting awards, which vest over three years with one-third of the award vesting each year provided the grantee remains employed by the Partnership and its subsidiaries on the applicable vesting date. Compensation expense is recognized ratably, based on service provided to the Partnership and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being remeasured to fair value at the end of each reporting period due to their liability-award classification.

A summary of phantom unit award activity during the year ended December 31, 2023 is presented below:

(in thousands, except per unit data)	Units (1)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2022	200,309	$37.58	$20,147
Granted	63,349	63.21
Vested	(154,569)	24.41
Forfeited	(11,219)	37.71
Non-vested at December 31, 2023	97,870	$74.95	$6,410

(1)As of December 31, 2023, there are no outstanding awards under the CVR Partners LTIP, and the only outstanding and unvested phantom awards are issued in connection with, not under, the CVR Partners LTIP.

Unrecognized compensation expense associated with the phantom units at December 31, 2023 was approximately $5.4 million, which is expected to be recognized over a weighted average period of 1.8 years. Compensation expense recorded for the years ended December 31, 2023, 2022, and 2021 related to these awards was $6.4 million, $25.7 million, and $27.0 million, respectively.

As of December 31, 2023 and 2022, the Partnership had a liability of $1.5 million and $9.7 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights and, for the years ended December 31, 2023, 2022, and 2021, paid $12.6 million, $17.7 million, and $11.1 million, respectively, to settle liability-classified awards upon vesting.

December 31, 2023 | 71

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, CVR Energy had a liability associated with Share-Based Awards of $0.5 million and $3.8 million, respectively, for cash settled non-vested phantom unit awards and associated distribution equivalent rights and, for the years ended December 31, 2023, 2022, and 2021, paid $5.2 million, $7.0 million, and $4.4 million, respectively, to settle liability-classified awards upon vesting under the CVR Partners LTIP.

Incentive Unit Awards — CVR Energy

CVR Energy grants awards of incentive units and dividend equivalent rights to certain of its officers and employees and those of its subsidiaries, including officers and employees of the Partnership’s subsidiaries, who provide shared services for CVR Energy and its subsidiaries. Costs related to these incentive unit awards are allocated to the Partnership based on time spent on Partnership business. Total compensation expense allocated to the Partnership for the years ended December 31, 2023, 2022, and 2021 related to the incentive units was $3.4 million, $5.3 million and $2.3 million, respectively.

The Partnership had no separate liabilities related to these incentive unit awards as of December 31, 2023 and 2022, as the allocation of compensation expense for incentive unit awards is part of the amount charged to the Partnership under the Corporate Master Service Agreement (“Corporate MSA”). For the years ended December 31, 2023, 2022, and 2021, the Partnership had no reimbursements related to its allocated portion of CVR Energy’s incentive unit awards payments. See Note 12 (“Related Party Transactions”) for further discussion of the Corporate MSA.

Performance Unit Awards

Pursuant to the amended employment agreement, effective December 22, 2021, with the Executive Chairman of our General Partner, CVR Energy amended the performance award agreement (the “Performance Unit Award Agreement”). The Performance Unit Award Agreement represents the right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy’s common stock over the 30-day trading period from January 6, 2025 through February 20, 2025 is equal to or greater than $60 per share. Under the Performance Unit Award Agreement, no compensation costs were recognized for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, the Partnership recognized a benefit of $0.6 million. Under the Performance Unit Award Agreement, as of December 31, 2023 and 2022, the Partnership had no outstanding liability. Once the performance parameters are probable of being met under the Performance Unit Award Agreement, the Partnership’s allocated portion of unrecognized compensation costs would be approximately $2.0 million.

Other Benefit Plans

CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (collectively, the “Plans”), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR Partners provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership’s matching contributions and contain a provision to count service with predecessor organizations. The Partnership had contributions under the Plans of $2.4 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. The Partnership did not contribute under the Plans during the year ended December 31, 2021, as the Partnership’s matching contributions for the Plans were suspended effective January 1, 2021 and resumed effective January 1, 2022.

December 31, 2023 | 72

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Commitments

Unconditional Purchase Obligations

The minimum required payments for unconditional purchase obligations as defined in ASC 440, Commitments, are as follows:

(in thousands)	Unconditional Purchase Obligations
Year Ending December 31,
2024	$3,731
2025	3,723
2026	3,723
2027	3,723
2028	3,723
Thereafter	38,778
$57,401

Expenses associated with these obligations are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2023, 2022, and 2021, totaled $3.7 million, $3.8 million, and $3.9 million, respectively.

(12) Related Party Transactions

Limited Partnership Agreement

The Partnership’s general partner manages the Partnership’s operations and activities as specified in CVR Partners’ limited partnership agreement. The General Partner is managed by its board of directors. The partnership agreement provides that the Partnership will reimburse the General Partner for all direct and indirect expenses it incurs or payments it makes on behalf of the Partnership, including salary, bonus, incentive compensation, and other amounts paid to any person to perform services for the Partnership or for its general partner in connection with operating the Partnership.

Omnibus Agreement

We are party to an omnibus agreement with CVR Energy and our general partner, pursuant to which we have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or the unitholders whatsoever. These obligations will continue so long as CVR Energy owns at least 50% of our general partner. There was no activity reported under this agreement during the years ended 2023, 2022, and 2021.

Coffeyville MSA

The Coffeyville MSA provides for monthly payments, subject to netting, for all goods and services supplied under the Coffeyville MSA and is in effect until terminated in writing, in whole or in part, by either party, or until terminated automatically in the event a party falls out of common control with the other party. The Coffeyville MSA provides the following services:

•Cross Easements - Both CRNF and the CVR Energy Subsidiary can access and utilize each other’s land in certain circumstances in order to operate their respective businesses.

•Hydrogen Purchase and Sale - The CVR Energy Subsidiary agrees to sell and deliver a committed hydrogen volume of 90,000 mscf per month to CRNF, and CRNF has the option to purchase excess volume from the CVR Energy Subsidiary, if available.

December 31, 2023 | 73

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Raw Water and Facilities Sharing - CRNF and the CVR Energy Subsidiary are each owners of an undivided one-half interest in and to the water rights and agree to (i) allocate raw water resources between CVR Energy’s Coffeyville refinery and our Coffeyville Facility and (ii) provide for the management of the water intake system which draws raw water from the Verdigris River for both our Coffeyville Facility and CVR Energy’s Coffeyville refinery.

•Pet Coke Supply - The CVR Energy Subsidiary must deliver an annual required amount of pet coke equal to the lesser of (i) 100 percent of the pet coke or (ii) 500,000 tons of pet coke. Our Coffeyville Facility has the option to purchase any excess of pet coke production at the purchase price provided for in the agreement.

•Feedstock and Shared Services - CRNF and the CVR Energy Subsidiary provide feedstock and other services to one another which are utilized in the respective production processes at each of their respective facilities.

•Lease - CRNF leases certain office and laboratory space from the CVR Energy Subsidiary.

Corporate MSA

Under the Corporate MSA, the General Partner and the Partnership and its subsidiaries, as “service recipients” thereunder, obtain certain management and other administrative and professional services from CVR Services. The Corporate MSA provides for payment by each service recipient, including the General Partner and the Partnership and its subsidiaries, of a monthly fee for goods and services supplied thereunder, subject to netting and an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup. Any party may terminate the Corporate MSA upon at least 90 days’ notice.

Environmental Agreement

CRNF and certain of CVR Energy’s subsidiaries are parties to an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting CVR Energy’s Coffeyville refinery and the Coffeyville Facility. To the extent that liability arises from environmental contamination that is caused by the Coffeyville refinery but is also commingled with environmental contamination caused by CRNF, the Coffeyville refinery may elect, in its sole discretion and at its own cost and expense, to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that it does not waive any rights to indemnification or compensation otherwise provided for in the agreement. No liability under this agreement was recorded as of December 31, 2023 and 2022.

Terminal and Operating Agreement

CRNF entered into a lease and operating agreement with an affiliated CVR Energy subsidiary, under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. Under the terms of this agreement, CRNF will pay $1.00 per year for rent, $4.00 per ton of UAN placed into the terminal, and $4.00 per ton of UAN taken out of the terminal.

December 31, 2023 | 74

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Activity

Activity associated with the Partnership’s related party arrangements for the years ended December 31, 2023, 2022, and 2021 is summarized below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Sales to related parties: (1)
CVR Energy subsidiary	$4	$312	$308
CVRP JV	3,613	—	—
Expenses from related parties: (2)
CVR Energy subsidiary	21,336	24,149	17,293
CVR Services	28,505	32,278	24,424

	December 31,
	2023	2022
Due to related parties (3)	$4,341	$4,518

(1)Sales to related parties, included in Net sales in our consolidated financial statements, consist of (a) sales of feedstocks and services under the Coffeyville MSA and (b) CO sales to CVRP JV and its subsidiaries.
(2)Expenses from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses in our consolidated financial statements, consist primarily of purchases of pet coke and hydrogen under the Coffeyville MSA and management and other professional services from CVR Services under the Corporate MSA.
(3)Due to related parties, included in Accounts payable to affiliates, consists primarily of amounts payable to CVR Energy subsidiaries under the Coffeyville MSA and Corporate MSA.

Distributions to CVR Partners’ Unitholders

The Board has a policy for the Partnership to distribute all available cash, as determined by the Board in its sole discretion, generated on a quarterly basis. Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available Cash for Distribution for each quarter is determined by the Board following the end of such quarter.

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, as of December 31, 2023 and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

December 31, 2023 | 75

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the fourth quarter of 2023, the Partnership, upon approval by the Board on February 20, 2024, declared a distribution of $1.68 per common unit, or $17.8 million, which is payable March 11, 2024 to unitholders of record as of March 4, 2024. Of this amount, CVR Energy will receive approximately $6.5 million, with the remaining amount payable to public unitholders.

(13) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures and deferred financing costs included in accounts payable are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$281	$110	$27
Cash paid for interest	34,083	35,164	51,369
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,786	3,474	3,652
Operating cash flows from finance leases	—	—	2
Financing cash flows from finance leases	—	—	96
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	4,885	(3,222)	5,092
Change in deferred financing costs included in accounts payable	—	—	675

December 31, 2023 | 76

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting.

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2023. The Partnership’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Part II, Item 8 of this Report, has issued a report on the effectiveness of the Partnership’s internal control over financial reporting. This report can be found under Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting.

There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

On February 16, 2024, the Compensation Committee of the Board adopted the CVR Partners, LP 2024 Performance Based Bonus Plan - Fertilizer (the “2024 UAN Plan”), which applies to all eligible employees of our subsidiaries and contains terms substantially equivalent to the CVR Partners, LP 2023 Performance Based Bonus Plan - Fertilizer subject to adjustments to the reliability and operating expense measures, and an update for the peer group for the ROCE measure. The 2024 UAN Plan will be filed with the Partnership’s Quarterly Report on Form 10-Q for the period ending March 31, 2024.

During the three months ended December 31, 2023, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

December 31, 2023 | 77

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management of CVR Partners, LP

As a publicly traded partnership, we are managed by our general partner, CVR GP, LLC (“General Partner”), either directly by its board of directors (the “Board”), by the General Partner’s executive officers (who are appointed by the Board) or by our General Partner’s sole member, CVR Services, LLC (“CVR Services”) an indirect wholly owned subsidiary of CVR Energy, Inc. (“CVR Energy”), subject to the terms and conditions specified in our partnership agreement. Limited partners are not entitled to directly or indirectly participate in our management or operations. Neither our General Partner nor the members of its Board are elected by our unitholders, and none are subject to re-election on a regular basis in the future.

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

The Board

As of December 31, 2023, the Board consisted of three directors affirmatively determined by the Board to be independent, non-employee directors (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea); one non-management director who was an officer of Icahn Enterprises L.P. (“IEP”) until April 2023 (Jordan Bleznick); as well as two directors who are executive officers of our General Partner (David L. Lamp, our Executive Chairman, and Mark A. Pytosh, our President and Chief Executive Officer). David Willetts, who is an officer and employee of IEP, also served as a non-management director during 2023 until his resignation on March 17, 2023. The Board is led by its Chairman of the Board, Mr. Bleznick. As required by our Corporate Governance Guidelines, the Board oversees the business of the Partnership, including its fundamental financial and business strategies and major corporate actions, significant risks facing the Partnership and its risk management activities, and the Partnership’s Environmental, Social and Governance (“ESG”) initiatives. The Board also periodically evaluates its composition, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board believes its current structure and composition is best for the Partnership and its unitholders at this time. All actions of the Board, other than any matters delegated to a committee, will require approval by majority vote of the directors, with each director having one vote. The directors of our General Partner hold office until the earlier of their death, resignation or removal.

Board Meetings, Attendance and Executive Sessions

In 2023, the Board met four times and acted three times by written consent. Each of the directors who served during 2023 attended 100% of the meetings of the Board and committees on which he or she served during their respective tenure.

To promote open discussion among non-management and independent directors, we schedule regular executive sessions in which our non-management directors meet without management participation, as well as when our independent directors meet without management or any directors affiliated with IEP. Our non-management and independent directors met during five and nine executive sessions, respectively, in 2023. Ms. Ecton presided over the executive sessions held by our non-management and independent directors.

December 31, 2023 | 78

The following table set forth the names, positions, ages, and a description of the backgrounds, experience, and qualifications of our directors,1 as of February 20, 2024:

Jordan Bleznick
Director, Chairman of the Board

Age: 68	Key Skills and Expertise:
Director since: 2023	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting	✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation

Career Highlights:
Board Committees:	❖ Vice President/Taxes and Chief Tax Counsel (2002-2023) of various affiliates of Carl C. Icahn
Compensation Special	❖ Twenty-two year career as attorney in private practice (1980-2002), including as a partner at DLA Piper and Gordon Altman Weitzen Shalov and Wein

Other Public Company Directorships (current): Enzon Pharmaceuticals, Inc. (since 2020)

Education: University of Cincinnati, B.A. Economics; Ohio State University College of Law, J.D.; New York University School of Law, L.L.M. Taxation

David L. Lamp
Director, Executive Chairman

Age: 66	Key Skills and Expertise:
Director since: 2018	✓ Public Company ✓ Executive Leadership ✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees: Special	❖ CVR Partners, LP, Executive Chairman (2017 to current) and former Chairman of the Board (2018-2023)
❖ CVR Energy, Inc., President & CEO (2017 to current)

❖ Over 40-years of technical, commercial and operational experience in the refining and chemical industries, including with Western Refining, Inc. (“WNR”), Northern Tier Energy LP (“NTI”), and HollyFrontier Corporation

Other Public Company Directorships (current): CVR Energy, Inc. (since 2018)

Other Public Company Directorships (within past 5 years): CVR Refining, LP (2018-2019)

Education: Michigan State University, B.S. Chemical Engineering
1 Each of CVR Energy, CVR Refining, LP, IEP, Viskase Companies, Inc. and Voltari Corporation are indirectly controlled by Mr. Carl Icahn.

December 31, 2023 | 79

Mark A. Pytosh
Director, President & Chief Executive Officer

Age: 59	Key Skills and Expertise:
Director since: 2011	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ IT/Cybersecurity ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ CVR Partners, President & CEO (2014 to current)
Environmental, Health & Safety	❖ CVR Energy, Inc., Executive Vice President (2018 to current)
❖ Over 30-years of service in senior executive roles, including as chief financial officer, in the fertilizer, petroleum refining, environmental, power, solid waste and investment banking industries

Other Professional Experience and Community Involvement: Director, Fertilizer Institute (since 2015); Director, University of Illinois Foundation (since 2007); Former CFO, Tervita Corp.; Former SVP & CFO, Covanta Energy Corp.; Former SVP & CFO, Waste Services, Inc.

Education: University of Illinois, Urbana-Champaign, B.S. Chemistry

Donna R. Ecton
Director

Age: 76	Key Skills and Expertise:
Director since: 2008	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Legal/Regulatory/Compliance	✓ Human Resources/Executive Compensation ✓ Risk Management ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ EEI Inc., Chairman and CEO (1998 to current)
Audit, Chair Conflicts, Chair Environmental, Health & Safety	❖ Over 35-years of service in executive leadership and director roles for public and privately held companies in banking & other industries, as well as for non-profits

Other Public Company Directorships (within past five years): KAR Auction Services, Inc. (2013-2019)

Other Professional Experience and Community Involvement: Trustee, Board of Trustees, Hillsdale College; Member, Business Advisory Council, Carnegie Mellon Graduate School
of Industrial Administration; Overseer, Harvard Board of Overseers; Member and President, Harvard Business School, Executive Council

Education: Wellesley College, B.A. Economics, Durant Scholar; Harvard Graduate School of Business Administration, MBA

December 31, 2023 | 80

Frank M. Muller, Jr.
Director

Age: 81	Key Skills and Expertise:
Director since: 2008	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ IT/Cybersecurity ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ Toby Enterprises, President (1999 to current)
Audit Compensation, Chair Environmental, Health & Safety	❖ TenX Technology, Inc., Former Chairman and CEO (1985-2009)
❖ Over 40-years of experience in senior executive roles in the technology, energy and petroleum, chemical, and other industries

Other Professional Experience and Community Involvement: Expertise in business acquisitions and joint ventures; Served in the United States Army; Former Chairman, Topaz Technologies, LTD. (until 2018)

Education: Texas A&M University, B.S.; Texas A&M University, MBA

Peter K. Shea
Director

Age: 72	Key Skills and Expertise:
Director since: 2014	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting	✓ Risk Management ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ Snow Phipps, Operating Partner (2013-2021)
Audit Environmental, Health & Safety, Chair	❖ Over 30-years of experience in executive Management roles in the food manufacturing and packaging and other industries

Other Public Company Directorships (current): Viskase Companies, Inc. (since 2006)

Other Public Company Directorships (within past five years): Hennessy Capital IV (2019-2020); Voltari Corporation (2015-2019)

Other Professional Experience and Community Involvement: Former Director, DecoPac, Inc.; Former Chairman & Director, FeraDyne Outdoors, LLC; Former Chairman & Director, Teasdale Foods, Inc.

Education: Iona College, B.B.A.; University of Southern California, MBA

Director Independence & Controlled Company Exemptions

To be considered independent under the New York Stock Exchange (the “NYSE”) listing standards, the Board must determine that a director has no material relationship with us other than as a director. The standards specify the criteria by which the independence of directors will be determined, including guidelines for directors and their immediate family members with respect to employment or affiliation with us or with our independent public accountants. The Board has affirmatively determined that each of Ms. Ecton and Messrs. Muller and Shea meet the independence standards established by the NYSE and

December 31, 2023 | 81

the Exchange Act for membership on an audit committee and are non-employee directors, as defined by the rules and regulations of the NYSE, the Securities and Exchange Commission (the “SEC”), and our Corporate Governance Guidelines.

As a publicly traded partnership, we qualify for, and rely on, certain exemptions from the NYSE’s corporate governance requirements, including the following:

•A majority of our directors are not required to be (and are not) independent;
•Our Board has not and does not currently intend to establish a nominating/corporate governance committee; and
•The Compensation Committee of the Board does not need to be (and is not) composed entirely of independent directors.

As a result, unitholders do not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE.

December 31, 2023 | 82

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

➢ Oversees and evaluates the performance, responsibilities, engagement plan, budget and staffing of the internal audit function including its senior audit executive.

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

➢ Reviews and discusses with management potential significant risks to the Partnership and risk mitigation efforts.

➢ Reviews the Partnership’s information technology systems and associated risks and controls relating to business continuity, data privacy and cybersecurity, and contingency plans in the event of a failure of such systems.

➢ Assists the Board in its oversight of the governance portions of the Partnership’s ESG initiatives including the Partnership’s governance practices and reputation, Code of Ethics and Business Conduct, anti-bribery and anti-corruption programs and of the overall risks relating to such ESG initiatives.

➢ Reviews and discusses with management and Grant Thornton LLP, our independent registered accounting firm (“Grant Thornton”), the audited financial statements contained in this Annual Report on Form 10-K.

➢ Received written disclosures and the letter from Grant Thornton required by applicable requirements of the Public Company Accounting Oversight Board.

➢ Based on the reviews and discussions referred to above, recommended to the Board that the audited financial statements be included in this Annual Report on Form 10-K, for filing with the SEC.

Meetings in 2023: 4

(1) Audit Committee Financial Expert (2) Financially Literate (3) Independent, Non-Employee Director

December 31, 2023 | 83

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

➢ Oversees and administers the Partnership’s Policy for the Recovery of Erroneously Awarded Compensation.

➢ Based on the reviews and discussions referred to above, recommended to the Board that the Compensation Discussion and Analysis, the Compensation Committee Report, and other disclosures relating to the Compensation Committee be included in this Annual Report on Form 10-K.

Frank M. Muller, Jr., Chair (3) Jordan Bleznick
Meetings in 2023: 2

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
Meetings in 2023: 2 (3) Independent, Non-Employee Director

December 31, 2023 | 84

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

Jordan Bleznick David L. Lamp
Acted by Written Consent in 2023: 1

Communications with Directors

Unitholders and other interested parties wishing to communicate with the Board may send a written communication addressed to:
CVR Partners, LP
2277 Plaza Drive, Suite 500
Sugar Land, Texas 77479
Attention: Executive Vice President, General Counsel and Secretary

Our General Counsel will forward all appropriate communications directly to the Board or to any individual director or directors, depending upon the facts and circumstances outlined in the communication. Any unitholder or other interested party who is interested in contacting only the independent directors or non-management directors as a group or the director who presides over the meetings of the independent directors or non-management directors may also send written communications to the contact above and should state for whom the communication is intended.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2023, the Compensation Committee was comprised of Messrs. Muller and Bleznick. Until his resignation from the Board and its committees on March 17, 2023, Mr. Willetts also served on the Compensation Committee. None of the members of the Compensation Committee during 2023 have, at any time, been an officer or employee of the Partnership or our General Partner and none have any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

December 31, 2023 | 85

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

Executive Officers

While the Board provides high-level strategy and guidance for the Partnership, our day-to-day activities are carried out by the executive officers of our General Partner, who are appointed by the Board and act within the authorities granted by the Board and our organizational documents, including those of the General Partner. Limited partners are not entitled to appoint the executive officers or directly or indirectly participate in our management or operations. In this Annual Report on Form 10-K (this “Report”), we refer to the executive officers of our General Partner as “our executive officers.” The following table sets forth the names, positions, ages, background, experience and qualifications (as of February 20, 2024) of the executive officers of our General Partner, other than Messrs. Lamp and Pytosh, who are listed under “The Board” above.

Name, Position and Age	Principal Occupation, Experience and Qualifications
Dane J. Neumann Age: 39 Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (since October 2021)
Mr. Neumann has served as the Executive Vice President and Chief Financial Officer and as the Treasurer of our General Partner, and in those same roles for our affiliate, CVR Energy since October 2021 and February 2022, respectively. Mr. Neumann most recently served as Interim Chief Financial Officer of our General Partner from August to October 2021, and as Vice President – Finance & Treasurer of our General Partner from June 2020 to October 2021, and in those same roles for CVR Energy. Prior to that, he served in various other roles within our finance organization since June 2018, including Vice President of Financial Planning & Analysis and Director of Projects & Controls. Mr. Neumann has nearly 15 years of experience in the refining and petrochemicals industry in areas relating to finance, accounting, business development, planning and analytics. Before joining CVR Partners, Mr. Neumann served in various roles of increasing responsibility for several formerly publicly traded refining and marketing entities, including with Andeavor (formerly Tesoro Corporation) and its affiliates from March 2011 until June 2018, including as director of commercial business planning and analytics from June 2017 until June 2018, and with WNR and certain of its affiliates and NTI. Mr. Neumann obtained a Bachelor of Science in Finance and Political Science and a Master of Business Administration from the University of Minnesota and is a Certified Public Accountant.

December 31, 2023 | 86

Name, Position and Age	Principal Occupation, Experience and Qualifications
Melissa M. Buhrig Age: 48 Executive Vice President, General Counsel and Secretary (since July 2018)
Ms. Buhrig has served as the Executive Vice President, General Counsel and Secretary of our General Partner, and in those same roles for our affiliate, CVR Energy, since July 2018. Prior to joining CVR Partners, Ms. Buhrig served as executive vice president, general counsel, secretary and compliance officer of Delek US Holdings, Inc. and the general partner of Delek Logistics Partners, LP from October 2017 until June 2018 and prior thereto served in various senior executive roles and as compliance officer for WNR. Ms. Buhrig has nearly 24 years of legal and industry experience including in the areas of mergers and acquisitions, corporate governance, securities, compliance, litigation, regulatory matters, and human resources. Ms. Buhrig received a Bachelor of Arts in Political Science from the University of Michigan and a Juris Doctorate with honors from the University of Miami School of Law.

Jeffrey D. Conaway Age: 49 Vice President, Chief Accounting Officer & Corporate Controller (since August 2021)
Mr. Conaway has served as the Vice President, Chief Accounting Officer & Corporate Controller of our General Partner, and in that same role for our affiliate, CVR Energy, since August 2021. Prior to assuming those roles, Mr. Conaway served as our Director – Commercial & Operations Accounting, since August 2020. Mr. Conaway has nearly 25 years of experience in finance, accounting and auditing services. Before joining CVR Partners, Mr. Conaway served as assistant controller of Patterson-UTI Energy, Inc., an oilfield services company, since February 2019 and in various roles of increasing responsibility at CITGO Petroleum Corporation, a refiner, transporter and marketer of motor fuels, lubricants, and petrochemicals, since August 2010, including as senior advisor from November 2017 to February 2019. Mr. Conaway obtained a Bachelor of Business Administration with a concentration in Accounting and a Master of Business Administration from Angelo State University and is a Certified Public Accountant.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements (the “CD&A”) of our named executive officers (defined below) for 2023 should be read together with the compensation tables and related disclosures set forth below. This CD&A may contain forward looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation actions, and the future compensation of our named executive officers may differ from the currently planned programs and payouts summarized in this discussion. This CD&A provides unitholders with an understanding of our compensation philosophy, objectives, policies, and practices in place during 2023, as well as the factors considered by our Compensation Committee in making compensation decisions for 2023.

Named Executive Officers

For 2023, our named executive officers were our principal executive officers, our chief financial officer, and our next two other most highly compensated executive officers:

David L. Lamp	Executive Chairman
Mark A. Pytosh	President and Chief Executive Officer
Dane J. Neumann	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Melissa M. Buhrig	Executive Vice President, General Counsel and Secretary
Jeffrey D. Conaway	Vice President, Chief Accounting Officer and Corporate Controller

Neither the Partnership nor our General Partner directly employ or directly compensate our named executive officers. All of our named executive officers are employed by CVR Services, and all of our named executive officers divide their time between working for us and working for CVR Energy and its other subsidiaries.

December 31, 2023 | 87

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2023 were as follows: David L. Lamp (10%); Mark A. Pytosh (60%); Dane J. Neumann (18%); Melissa M. Buhrig (20%); and Jeffrey D. Conaway (20%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its other subsidiaries.

Our named executive officers provide services to us under a Corporate Master Service Agreement, as amended (the “Corporate MSA”), between us and certain of our subsidiaries, and CVR Services and certain of its affiliates and was approved by the Conflicts Committee of the Board. Under the Corporate MSA:
•CVR Services makes available to our General Partner the services of certain CVR Energy executive officers and employees, some of whom serve as named executive officers of our General Partner;
•We, our General Partner, and our subsidiaries, as the case may be, are obligated to reimburse CVR Services for any portion of the costs that CVR Services incurs in providing compensation and benefits, payouts under performance-based bonus plans, and incentive and performance unit payouts to such CVR Energy executive officers and employees while they are providing services to us under the Corporate MSA, some of whom serve as named executive officers of our General Partner; and
•We pay CVR Services a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred by CVR Services on behalf of the Partnership or its subsidiaries without markup.

For more information on the Corporate MSA, see Part II, Item 8, Note 12 (“Related Party Transactions”) and Part III, Item 13 of this Report.

Compensation Philosophy, Objectives and Processes

Our Compensation Committee approves compensation only for Mr. Pytosh (other than 40% of his base salary and annual performance-based bonus and equity-based incentives attributable to his service for CVR Energy and its subsidiaries, which are set by the compensation committee of the board of directors of CVR Energy (the “CVI Compensation Committee”)). Although our Compensation Committee generally engages in discussions with the CVI Compensation Committee regarding compensation for our named executive officers and the performance of such named executive officers, it does not determine any part of the compensation of those named executive officers, other than Mr. Pytosh, and has no control over and does not establish or direct the compensation policies or practices of CVR Energy. Accordingly, while the compensation philosophies, objectives, and processes described below are generally applicable to both the Partnership and CVR Energy, the remainder of this CD&A discusses CVR Partners’ compensation programs in which references to our named executive officers refer solely to Mr. Pytosh, except where otherwise indicated.

In establishing named executive officer compensation, our Compensation Committee (and the CVI Compensation Committee) generally seeks to:
•Incentivize important business priorities such as safety, reliability, environmental performance and earnings growth through variable compensation earned based on the achievement of related performance goals;
•Align the named executive officers’ interests with those of our unitholders and stakeholders, including providing long-term economic benefits to the unitholders;
•Provide competitive financial incentives in the form of salary, bonuses and benefits with the goal of retaining and attracting talented and highly motivated executive officers; and
•Maintain a compensation program whereby the named executive officers, through exceptional performance and equity-based incentive awards, have the opportunity to realize economic rewards commensurate with appropriate gains of other unitholders and stakeholders.

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

December 31, 2023 | 88

The Compensation Committee also considers, among other factors, the success and performance of the Partnership, the contributions of named executive officers to such success and performance, and the current economic conditions and industry environment in which the Partnership operates. From time to time, the Compensation Committee may utilize various tools in evaluating and establishing named executive officer compensation, including their own common sense, knowledge and experience, as well as some or all of the following:
•Input from Board members or management. The Compensation Committee may from time to time ask that certain members of the Board and/or management provide insight into the named executive officers’ roles and responsibilities, job performance, the Partnership’s performance generally and among the industry, and such other information as may be requested by the Compensation Committee, including recommendations relating to named executive officer compensation.
•Market data and peer comparisons. The Compensation Committee may utilize market data that describes common executive pay practices and the executive pay practices of industry companies, which may be supplemented with broad-based compensation survey data, survey data from the fertilizer, energy, refining and chemical industries that influence the competitive market for executive talent and/or from companies comparable to the Partnership in terms of size and scale.
•The analysis, judgment and expertise of an independent compensation consultant. The Compensation Committee may engage an independent outside compensation consultant periodically to provide a comprehensive analysis and recommendations regarding named executive officer compensation, although a compensation consultant was not engaged in 2023.

Compensation Risk Assessment

Our Compensation Committee periodically evaluates and considers risks related to our compensation policies and practices and those of CVR Energy as generally applicable to employees, including our named executive officers. Our Compensation Committee believes that neither our policies and practices nor the policies and practices of CVR Energy encourage excessive or unnecessary risk-taking, and are not reasonably likely to have a material adverse effect on us. In reaching this conclusion, our Compensation Committee reviewed and discussed the design features, characteristics, and performance metrics of our compensation programs and approval mechanisms for compensation and believes the following factors, among others, mitigate any potential risks associated with our and CVR Energy’s compensation policies and practices:
•Our compensation policies and practices are centrally designed and administered;
•Our compensation is balanced among (i) fixed components such as salary and benefits, (ii) variable incentives tied to a mix of financial and operational performance, and (iii) variable long-term incentives;
•The Compensation Committee has discretion to adjust performance-based awards when appropriate based on our interests and the interests of our unitholders; and
•We have a Policy for the Recovery of Erroneously Awarded Compensation providing for the recovery or “clawback” of certain compensation awarded to our executive officers, and certain elements of our compensation programs also contain claw-back provisions.

Compensation Process for 2023

In setting named executive officer compensation for 2023, the Compensation Committee considered the philosophies and objectives described above, utilized its members’ knowledge, experience, and judgment in assessing reasonable compensation and ensuring compensation levels remain competitive in the marketplace, and considered input from management including the Executive Chairman. The Compensation Committee further considered the structure it utilized for 2022 compensation, and because CVR Energy’s compensation philosophies, objectives, and processes are generally aligned with ours, the vote of CVR Energy’s stockholders from its 2023 Annual Meeting, in which CVR Energy stockholders overwhelmingly approved, on an advisory basis, its named executive officer compensation for 2022, including for Mr. Pytosh. As a result, the Compensation Committee determined no material changes to such structure was appropriate at the time and elected to keep the compensation structure for 2023 compensation the same as 2022.

December 31, 2023 | 89

2023 Named Executive Officer Compensation - CVR Partners

2023 Target Compensation Mix. The 2023 target compensation mix established by the Compensation Committee for our CEO, Mr. Pytosh, was predominantly variable or “at risk” at 77%.

(1)Comprised of that portion of our CEO’s 2023 base salary, target annual performance-based bonus, and target long-term incentive phantom awards determined by the Partnership. Actual compensation may differ therefrom.

Compensation Elements. As was the case in 2022, the three primary components of CVR Partners’ compensation program for 2023 included base salary, an annual performance-based cash bonus, and an annual equity-based long-term incentive award vesting ratably over three years. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation.

Base Salary. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives and to enhance the executive’s motivation in a highly competitive and dynamic environment. Rather than establishing compensation solely on a formula-driven basis, base-salary determinations by our Compensation Committee are made using an approach that considers several important factors including: (i) CVR Partners’ financial and operational performance for the year; (ii) the previous years’ compensation level for each executive; (iii) recommendations of the Executive Chairman based on individual responsibilities and performance, (iv) the directors’ own common sense, knowledge, experience, judgment and views of the skills necessary for long-term performance; (v) whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair; and (vi) each named executive officer’s commitment and ability to strategically meet business challenges, achieve financial results, promote legal and ethical compliance, lead their own business or business team for which they are responsible and diligently and effectively respond to immediate needs of the volatile industry and business environment. In February 2023, considering the factors set forth above, the Compensation Committee established 2023 base salary for Mr. Pytosh of $377,564.2

2022 Annual Performance-Based Bonus Results. In February 2023, the Compensation Committee evaluated the metrics included in CVR Partners’ annual performance-based bonus program for 2022 (the “2022 UAN Plan”), which applies to all eligible employees of the Partnership’s subsidiaries (including Mr. Pytosh), and the Partnership’s Mission and Values described in Management’s Discussion and Analysis above, and further considered the Compensation Committee’s objectives of rewarding employees (including named executive officers) for measured performance, aligning employees’ interests with those of its unitholders, encouraging employees to focus on targeted performance, and providing employees with the opportunity to earn additional compensation based on their and the Partnership’s performance. Based on these considerations, in February
2 In February 2023, the CVI Compensation Committee determined a base salary for Mr. Pytosh of $251,709 based on his time dedicated to CVR Energy. Mr. Pytosh’s collective base salary, including that determined by the Compensation Committee, was $629,273.

December 31, 2023 | 90

2023, the Compensation Committee approved payout to Mr. Pytosh under the 2022 UAN Plan of $478,000, approximately 97% of his respective target annual bonus based on his base salary for the Partnership.3

2023 Annual Performance-Based Bonus. In February 2023, the Compensation Committee, following consultation with our Executive Chairman, established the 2023 CVR Partners, LP Performance-Based Bonus Plan (the “2023 UAN Plan”), which applies to all eligible employees of the Partnership’s subsidiaries (including Mr. Pytosh), and contains terms generally equivalent to the 2022 UAN Plan subject to adjustments to the reliability measures and return on capital employed (“ROCE”) bonus achievement thresholds, as well as to the definition of adjusted EBITDA, among other definitions, and that align with the compensation philosophy and objectives outlined above.

As was the case with the 2022 UAN Plan, payout under the 2023 UAN Plan was dependent first on achievement of an Adjusted EBITDA Threshold4 and following achievement thereof, based upon the achievement of the Partnership under the performance measures specified below, followed by an adjustment based on employees’ individual performance. These performance measures, including the threshold, target, and maximum performance goals for each such performance measure, were determined by the Compensation Committee based on its discussions with management including the Executive Chairman and the Directors’ knowledge and experience, and were selected with the goals of enforcing the Partnership’s Mission and Values, optimizing operations, maintaining financial stability, and providing a safe and environmentally responsible workplace intended to maximize CVR Partners’ overall performance resulting in increased unitholder value. The Partnership performance measures in the 2023 UAN Plan are as follows:

Environmental Health & Safety (“EH&S”) Measures (25%)
Three measures evenly weighted (33-1/3% each): Total Recordable Injury Rate (TRIR), Process Safety Tier I Incident Rate (PSIR), and Environmental Events (EE):

Percentage Change (over the prior year)	Bonus Achievement
Increase in TRIR, PSIR or EE	Zero
0%	50% of Target Percentage (Threshold)
Decrease > 0% and < 3%	Linear Interpolation between Threshold and Target
Decrease of 3%	Target Percentage
Decrease > 3% and < 10%	Linear Interpolation between Target and Maximum
Decrease of 10% or more, or if TRIR is maintained at or below 1.0, PSIR at or below 0.2 and EE at or below 20	150% of Target (Maximum)

Financial Measures (75%)
Four measures evenly weighted (25% each):

Reliability	Bonus Achievement
Greater than 7.0%	Zero
7%	50% of Target Percentage (Threshold)
5.01% to 6.99%	Linear Interpolation between Threshold and Target
5%	Target Percentage
4.0% to 4.99%	Linear Interpolation between Target and Maximum
Less than 4.0%	150% of Target (Maximum)
3 In February 2023, the CVI Compensation Committee approved payout to Mr. Pytosh under the 2022 Performance-based bonus plan of CVR Energy (“2022 CVI Plan”) of $373,500, approximately 118% of target, based on base-salary determined by CVR Energy.
4 Per the 2023 UAN Plan, “Adjusted EBITDA Threshold” means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt for the given Performance Period, and board-directed actions. Adjusted EBITDA and the Adjusted EBITDA Threshold are non-GAAP financial measures and the Adjusted EBITDA Threshold is not the equivalent of Adjusted EBITDA as reflected in this Annual Report in Part II, Item 7. Non-GAAP Reconciliations.

December 31, 2023 | 91

Equipment Utilization	Bonus Achievement
Less than 95%	Zero
95%	50% of Target Percentage (Threshold)
95.01% to 99.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
100.01% to 104.99%	Linear Interpolation between Target and Maximum
Greater than 105%	150% of Target (Maximum)

Operating Expense	Bonus Achievement
Greater than 103.0%	Zero
103%	50% of Target Percentage (Threshold)
100.1% to 102.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
95.0% to 99.99%	Linear Interpolation between Target and Maximum
Less than 95%	150% of Target (Maximum)

ROCE (Ranking vs. Peer Group)	Bonus Achievement
First (highest)	150% of Target (Maximum)
Second	125% of Target Percentage
Third	112.5% of Target Percentage
Fourth	Target Percentage (100%)
Fifth	50% of Target Percentage
Sixth	Zero
Seventh	Zero

The Peer Group utilized in the 2023 UAN Plan for determination of ROCE was selected by the Compensation Committee based on discussions with the Executive Chairman and the President and Chief Executive Officer and the Directors’ knowledge of the fertilizer industry, and was intended to include companies in the fertilizer industry with similar operations to the Partnership and those with which the Partnership competes for executive talent. The Compensation Committee elected to keep the Peer Group for 2023 the same as 2022, including CF Industries Holdings, Inc.; LSB Industries, Inc.; Nutrien Ltd.; The Andersons, Inc.; Green Plains Partners LP; and Flotek Industries Inc.

The 2023 UAN Plan includes a target bonus percentage for each participant, with possible payout between 0% and 150% of target based on achievement under the measures set forth in the 2023 UAN Plan. In setting Mr. Pytosh’s target bonus percentage for 2023, the Compensation Committee considered his bonus target for 2022, the total cash compensation to which Mr. Pytosh may be eligible in 2023, the expected ratio of salary to bonus and the Compensation Committee’s belief that a significant portion of its named executive officers’ compensation should be at risk based on individual and entity performance, and elected to keep his bonus target for 2023 the same as 2022, at 135% of base salary.

2023 Annual Performance-Based Bonus Results

In February 2024, the Compensation Committee evaluated and certified to the performance metrics included in the 2023 UAN Plan and determined that the Partnership had achieved Adjusted EBITDA under the 2023 UAN Plan in excess of the

December 31, 2023 | 92

Adjusted EBITDA Threshold, and thereafter determined that the Partnership’s achievement of the metrics under the 2023 UAN Plan resulted in payout of 100% of target, based on the following:

	Measure	2023 Actual	Bonus Achievement
EH&S:	TRIR	Increase of 367%	0%
	PSIR	Decrease of 100%	150%
	EE	Less than 20	150%

		Overall EH&S	100%

Financial:	Reliability	1.7%	150%
	Equipment Utilization	103.0%	127%
	Operating Expenses	110.0%	0%
	ROCE	Second	125%

		Overall Financial	101%

As a result, in February 2024, the Compensation Committee approved payout to Mr. Pytosh under the 2023 UAN Plan of $506,400, approximately 100% of his respective target annual bonus based on his base salary for the Partnership.5

Long-Term Incentive Awards. The Compensation Committee believes long-term incentive compensation is one of the most crucial elements of its compensation program because it aligns the interests of management with our unitholders and serves to both incentivize and retain executives. The amount of a long-term incentive award is made after consideration of various relevant factors including the named executives’ overall compensation package, the compensation philosophies and objectives described above, the Partnership’s interest in rewarding long-term performance of, and in retaining, its named executive officers and the ability to generate greater future value if the value of CVR Partners increases for all of its unitholders. CVR Partners established its long-term incentive plan in March 2011 (the “CVR Partners LTIP”) in connection with the completion of its initial public offering in April 2011. The Compensation Committee may elect to make grants of restricted units, options, phantom units or other equity-based awards under the CVR Partners LTIP in its discretion or may recommend grants to the Board for its approval, as determined by the Compensation Committee in its discretion. Effective December 2022, the Compensation Committee awarded Mr. Pytosh 6,001 phantom units of the Partnership, as part of his 2023 compensation, which phantom units vest ratably over three years, subject to the terms and conditions of the award agreement.6

Perquisites. The total value of all perquisites and personal benefits provided to each of its named executive officers in 2023 was less than $10,000.

Benefits. During 2023, all of the named executive officers participated in the health and welfare benefit and retirement plans of CVR Energy.

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

5 In February 2024, The CVI Compensation Committee also awarded a payout to Mr. Pytosh under the 2023 performance-based bonus plan for CVR Energy (the “2023 CVI Plan”), based on CVR Energy’s achievement under the 2023 CVI Plan, which contains measures generally equivalent to the measures applicable under the 2023 UAN Plan, of 108%, resulting in a total performance-based bonus payout of $865,700.
6 Effective December 2022, as part of his 2023 compensation, the CVI Compensation Committee awarded Mr. Pytosh 12,348 incentive units in connection with the long-term incentive plan of CVR Energy (the “CVI LTIP”), which will vest in one-third increments every December following the date of award, subject to the terms of the award agreement.

December 31, 2023 | 93

2023 Named Executive Officer Compensation - CVR Energy

The objectives, considerations, and process utilized by the CVI Compensation Committee in general, as well as in setting 2023 compensation for named executive officers of CVR Energy, was virtually identical to the objectives, considerations, process, and structure used by the Compensation Committee. Related to 2023, the CVI Compensation Committee approved:
•2023 Compensation Structure. Compensation structure consistent with the compensation structure approved by the Compensation Committee including a mix of base salary, performance-based bonus compensation, and long-term incentives.
•2023 Base Salaries. Base salaries for Messrs. Lamp, Pytosh (as to 40% of his base salary), Neumann, and Conaway, and Ms. Buhrig, of $1,100,000; $251,709; $522,500; $322,989; and $631,875, respectively.
•2022 Performance-Based Bonus Plan Results. The 2022 CVI Plan, including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway, contained terms and performance measures substantially similar to the 2021 CVI Plan and the 2022 UAN Plan subject to, in the case of comparison to the 2020 CVI Plan, the adjustment of Adjusted EBITDA and Adjusted EBITDA Threshold.7 The peer group in the 2022 CVI Plan was the same as in the 2021 CVI Plan, and included six publicly traded petroleum refining and marketing companies the CVI Compensation Committee considered to be similar to CVR Energy with respect to operations and also competitive with CVR Energy for executive talent (Delek US Holdings, Inc.; HollyFrontier Corporation8; Marathon Petroleum Corp.; Par Pacific Holdings, Inc.; PBF Energy Inc.; and Valero Energy Corp.(collectively, the “2022 Peer Group”)). In February 2023, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig under the 2022 CVI Plan of $1,947,100, $373,500, $650,200, $198,000, and $886,000, respectively.
•Project Renew Bonus. In February 2023, the CVI Compensation Committee approved one-time bonuses for Messrs. Neumann and Conaway and Ms. Buhrig of $150,000, $50,000, and $200,000, respectively, in each case in recognition of their respective outstanding performance in connection with, and the successful completion of CVR Energy’s effort to transform its business by segregating its renewables business, operations and assets from its other business lines.
•2023 Performance-Based Bonus Plan Results. The 2023 CVI Plan, including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway, contained terms and performance measures substantially similar to the 2022 CVI Plan, other than the same adjustments made to the 2023 UAN Plan outlined earlier herein. The peer group in the 2023 CVI Plan is the same as in the 2022 CVI Plan. In February 2024, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig under the 2023 CVI Plan of $1,782,100, $359,300, $699,000, $201,100, and $843,800, respectively.
•2023 Long-Term Incentive Awards. In December 2022, as part of 2023 compensation, incentive units in connection with the CVI LTIP were granted to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig of 41,888; 12,348; 15,232; 4,468; and 18,253, respectively, which vest in one-third increments each December following the date of award, subject to the terms and conditions of the award agreement.9

Equity Ownership Requirements. CVR Partners has not established equity ownership requirements for its executive officers, and all long-term incentive or phantom awards issued in connection with but not under the CVI LTIP or UAN LTIP, as applicable, are generally settled in cash. The Compensation Committee believes that cash-settled awards provide the executive officers with a more attractive compensation package and are less burdensome for the Partnership to administer than equity-settled awards. Additionally, equity-settled compensation in the form of Partnership common units or CVR Energy common stock would dilute the ownership interests of existing unit/stockholders.

Hedging. We have a policy that prohibits our directors and named executive officers from engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of CVR Partners securities by selling securities of CVR Partners “short”, and we recommend all employees follow this practice. We also strongly recommend that directors, named executive officers and employees, as well as persons residing in their households, not trade in exchange-traded
7 Per the 2022 CVI Plan, Adjusted EBITDA Threshold means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt for the given performance period and board-directed items.
8 Now known as HF Sinclair Corporation.
9 Such incentive units were consistent with the named executive officer target awards, as determined by the Compensation Committee or CVI Compensation Committee, as applicable, representing, as a percentage of base salary, 150% for Mr. Lamp, 200% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway.

December 31, 2023 | 94

or other third-party options, warrants, puts and calls or similar instruments on CVR Partners securities, hold securities of CVR Partners in margin accounts, or conduct “sales against the box” (i.e., selling of borrowed securities without ownership of sufficient shares to cover the sale).

Clawback / Recoupment of Compensation. In October 2023, the Board approved a Clawback Policy applicable to executive officers that implements the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the NYSE listing standards, which requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Partnership is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure. Additionally, our long-term incentive plan award agreements and performance-based bonus plan contain provisions providing for cancellation, forfeiture, rescission, repayment, recoupment or claw-back, as applicable, of certain compensation paid to our employees, including our named executive officers, under certain circumstances, including in the event of (i) a restatement of the financial results of CVR Partners that would reduce (or would have reduced) the amount of any previously awarded phantom units, (ii) a determination by the Board or the Compensation Committee that the grantee of an award has engaged in misconduct (including by omission) or that an event or condition has occurred, which, in each case, would have given the Partnership or its subsidiaries the right to terminate the grantee’s employment for cause, (iii) misconduct or gross dereliction of duty resulting in a violation of law or Partnership policy that causes significant harm to the Partnership, or (iv) other triggering events defined in the long-term incentive plan award agreements and the CVR Partners’ performance-based bonus plan.

December 31, 2023 | 95

Compensation Committee Report

The Compensation Committee of our General Partner has reviewed and discussed the CD&A with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Report.

Compensation Committee

Frank M. Muller, Jr. (Chair)
Jordan Bleznick

February 21, 2024

December 31, 2023 | 96

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for the years ended December 31, 2023, 2022, and 2021. The compensation shown reflects not only the portion of such named executive officers’ compensation defined by the Compensation Committee and attributable to services performed for our business, but also the portion of such named executive officers’ compensation defined by the CVI Compensation Committee and attributable to services performed for CVR Energy.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

David L. Lamp, Executive Chairman	2023	$1,100,000	$—	$1,592,076	$1,782,100	$26,658	$4,500,834
	2022	1,100,000	—	1,247,425	1,947,100	26,312	4,320,837
	2021	1,000,000	—	1,196,795	1,710,000	3,564	3,910,359
Mark A. Pytosh, President and Chief Executive Officer	2023	$629,273	$—	$1,181,850	$865,700	$22,122	$2,698,945
	2022	607,993	—	1,023,993	851,500	20,622	2,504,108
	2021	590,284	—	1,041,190	834,100	2,322	2,467,896
Dane J. Neumann, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2023	$522,500	$150,000	$604,967	$699,000	$20,286	$1,996,753
	2022	450,000	—	453,609	650,200	18,740	1,572,549
	2021	286,961	—	382,965	250,400	440	920,766
Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary	2023	$631,875	$200,000	$731,381	$843,800	$20,610	$2,427,666
	2022	598,934	—	543,574	886,000	19,110	2,047,618
	2021	570,413	—	545,738	793,500	810	1,910,461
Jeffrey D. Conaway, Vice President, Chief Accounting Officer and Corporate Controller	2023	$322,989	$50,000	$187,179	$201,100	$20,468	$781,736
	2022	293,626	—	133,057	198,000	18,611	643,294
	2021	238,849	—	138,815	128,000	279	505,943

(1)Amounts in this column reflect the base salaries of the named executive officers, and (i) for 2022 for Mr. Neumann, the total base salary received, including as a result of salary adjustments approved by the CVI Compensation Committee in February and October 2022, and (ii) for 2021, amounts for Messrs. Neumann and Conaway, total compensation received, including for time periods prior to their appointment to Chief Financial Officer and Chief Accounting Officer, in October and August 2021, respectively.
(2)Amounts in this column include a discretionary bonus amount, if any, paid based on individual performance, significant achievements, and related factors. Amounts in this column for 2023 for Messrs. Neumann and Conaway and Ms. Buhrig represent one-time bonuses in recognition of their respective outstanding performance in connection with, and the successful completion of, CVR Energy’s effort to transform its business by segregating its renewables business, operations and assets from its other business lines.
(3)Amounts in this column reflect the aggregate grant date fair value, as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), of incentive units granted to each named executive officer during the periods specified in connection with the CVI LTIP, and additionally for Mr. Pytosh, phantom units granted in connection with the CVR Partners LTIP.
(4)Amounts in this column reflect: (a) for 2023, amounts earned under the 2023 CVI Plan, and additionally for Mr. Pytosh, amounts earned under the 2023 UAN Plan, which are expected to be paid in March 2024; (b) for 2022, amounts earned under the 2022 CVI Plan, and additionally for Mr. Pytosh, amounts earned under the 2022 UAN Plan, each of which were paid in the following year; and (c) for 2021, for Mr. Pytosh, amounts earned under the 2021 UAN Plan paid in the following year.
(5)Amounts in this column reflect the following:

	401(k) Plan (a)			Life Insurance (b)			Other (c)
Name	2023	2022	2021	2023	2022	2021	2023	2022	2021
David L. Lamp	$19,800	$18,300	$—	$6,858	$6,858	$3,564	$—	$1,154	$—
Mark A. Pytosh	19,800	18,300	—	2,322	2,322	2,322	—	—	—
Dane J. Neumann	19,800	18,300	—	486	440	440	—	—	—
Melissa M. Buhrig	19,800	18,300	—	810	810	810	—	—	—
Jeffrey D. Conaway	19,800	18,300	—	668	311	279	—	—	—
(a)Reflects employer contributions under the CVR Energy 401(k) plan.

December 31, 2023 | 97

(b)Reflects the imputed income amount that is included in taxable income for each named executive officer pursuant to the Group Term Life Insurance Plan.
(c)Reflects for Mr. Lamp, a retroactive catch-up payment equal to the difference between Mr. Lamp’s prior base salary and the base salary under the 2021 Employment Agreement for the 10-day period from December 22, 2021 to December 31, 2021.

As described in more detail in the CD&A, the named executive officers, including Mr. Pytosh, are employed by a subsidiary of CVR Energy and dedicated only a portion of their time to our business in 2023, with the remainder dedicated to the business of CVR Energy and its subsidiaries.

The following table outlines 2023 compensation paid or granted to the named executive officers that was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated thereto during 2023 (10%, 18%, and 20% for Messrs. Lamp, Neumann, and Conaway, respectively, and 20% for Ms. Buhrig), and for Mr. Pytosh, the compensation determined by the Compensation Committee.

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
David L. Lamp	$110,000	$—	$159,208	$178,210	$2,666
Mark A. Pytosh	377,564	—	695,941	506,400	13,273
Dane J. Neumann	94,050	27,000	108,894	125,820	3,651
Melissa M. Buhrig	126,375	40,000	146,276	168,760	4,122
Jeffrey D. Conaway	64,598	10,000	37,436	40,220	4,094

Grants of Plan-Based Awards

The following table sets forth information concerning amounts that could have been earned by our named executive officers under the 2023 UAN Plan and the 2023 CVI Plan, as well as granted in connection with the CVR Partners LTIP and the CVI LTIP, as applicable, during 2023:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts under Equity Incentive Plan Awards (2)

Name	Bonus Plan / Award Type	Grant Date	Threshold (3)	Target	Maximum	Number of Shares of Stock or Units	Grant Date Fair Value
David L. Lamp	2023 CVI Plan	2/17/23	$68,756	$1,650,000	$2,475,000	—	—
	Incentive Units	12/13/23	—	—	—	52,165	$1,592,076
Mark A. Pytosh	2023 CVI Plan	2/17/23	$14,160	$339,807	$509,711	—	—
	2023 UAN Plan	2/17/23	21,240	509,711	764,567	—	—
	Incentive Units	12/13/23	—	—	—	15,921	$485,909
	Phantom Units	12/13/23	—	—	—	11,066	695,941
Dane J. Neumann	2023 CVI Plan	2/17/23	$26,127	$627,000	$940,500	—	—
	Incentive Units	12/13/23				19,822	$604,967
Melissa M. Buhrig	2023 CVI Plan	2/17/23	$31,596	$758,250	$1,137,375	—	—
	Incentive Units	12/13/23				23,964	$731,381
Jeffrey D. Conaway	2023 CVI Plan	2/17/23	$8,075	$193,793	$290,690	—	—
	Incentive Units	12/13/23	—	—	—	6,133	$187,179

(1)Amounts in these columns reflect amounts that could have been earned by the named executive officers under the 2023 UAN Plan (with respect to Mr. Pytosh) or under the 2023 CVI Plan (with respect to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig) with respect to each performance measure, excluding the impact of any individual discretionary performance adjustments. The performance measures for 2023 were set by the Compensation Committee and the CVI Compensation Committee, as applicable, as described in the “Compensation Discussion and Analysis”.
(2)Amounts in these columns reflect the number of and grant date fair value, as calculated in accordance with Topic 718, of (i) phantom units awarded to Mr. Pytosh during 2023 as part of 2024 compensation in connection with the UAN LTIP; and (ii) incentive units awarded to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig by CVR Energy during 2023 as part of 2024 compensation in connection with the CVI LTIP.

December 31, 2023 | 98

(3)For the 2023 UAN Plan and the 2023 CVI Plan, ‘Threshold’ represents the minimum payout thereunder, assuming the Partnership and CVR Energy, as applicable, have satisfied the Adjusted EBITDA Thresholds and have achieved performance under one of the EH&S measures equal to the prior year performance, resulting in a payout of 50% of the 8.33% measure value, or 4.167% of total target payout. For more information and full description of the 2023 CVI Plan and the 2023 UAN Plan, see “Compensation Discussion and Analysis.” However, in certain circumstances, including in the event the Adjusted EBITDA Threshold is not achieved, the named executive officers may receive payout that is less than the Threshold or zero.

Employment Agreement and Incentive Payment

Employment Agreements with CVR Partners. None of our named executive officers have an employment agreement with the Partnership, our General Partner or their subsidiaries.

Employment Agreements with CVR Energy. Other than Mr. Lamp, none of our named executive officers have an employment agreement with CVR Energy or its subsidiaries. Mr. Lamp’s employment agreement, which was effective on December 22, 2021 (the “2021 Employment Agreement”), has an approximate three-year term, which expires on December 31, 2024, unless otherwise terminated, amended, or extended by CVR Energy or Mr. Lamp. Under the 2021 Employment Agreement, in addition to the ability to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy in effect from time to time on the same basis as other senior executives of CVR Energy, Mr. Lamp is also eligible to receive:
•An annual base salary of $1,100,000;
•A performance-based annual cash bonus with a target payment equal to 150% of his annual base salary, with the actual amount of such bonus received based upon individual and/or performance criteria as established by the CVI Compensation Committee; and
•For each fiscal year during the term of the 2021 Employment Agreement, an incentive unit award equal to 150% of his base salary (or such other amount as agreed to by CVR Energy and Mr. Lamp) granted in connection with the CVI LTIP.

The 2021 Employment Agreement also provides Mr. Lamp with severance payments in connection with the termination of Mr. Lamp’s employment under certain circumstances, which payments are described below under “Change-in-Control and Termination Payments,” and requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, as well as covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance is paid and, if no severance is paid, for six months following termination of employment.

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

December 31, 2023 | 99

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding phantom unit awards granted in connection with the UAN LTIP that were held by certain of the named executive officers, as well as outstanding incentive unit awards made by CVR Energy granted in connection with the CVI LTIP and for which the Partnership will share in the expense, both as of December 31, 2023. This table also includes information regarding outstanding incentive unit awards made by CVR Energy to Mr. Pytosh for which the Partnership does not share in the expense. All of the outstanding units or shares reflected below are subject to accelerated vesting under certain circumstances as described in more detail in the section titled “Change-in-Control and Termination Payments”.

			Equity Awards That Have Not Vested
Name	Award Type (1)	Grant Date	Number of Shares or Units		Market Value of Shares or Units (2)
David L. Lamp	Incentive Units	12/8/21	24,177	(3)	$957,409
	Incentive Units	12/14/22	27,925	(3)	971,790
	Incentive Units	12/13/23	52,165	(3)	1,580,600
Mark A. Pytosh	Phantom Units	12/8/21	2,924		325,851
	Incentive Units	12/8/21	7,614		301,514
	Phantom Units	12/14/22	4,000		368,480
	Incentive Units	12/14/22	8,232		286,474
	Phantom Units	12/13/23	11,066		724,823
	Incentive Units	12/13/23	15,921		482,406
Dane J. Neumann	Incentive Units	12/8/21	7,736	(3)	306,346
	Incentive Units	12/14/22	10,154	(3)	353,359
	Incentive Units	12/13/23	19,822	(3)	600,607
Melissa M. Buhrig	Incentive Units	12/8/21	11,025	(3)	436,590
	Incentive Units	12/14/22	12,168	(3)	423,446
	Incentive Units	12/13/23	23,964	(3)	726,109
Jeffrey D. Conaway	Incentive Units	12/8/21	2,804	(3)	111,038
	Incentive Units	12/14/22	2,978	(3)	103,634
	Incentive Units	12/13/23	6,133	(3)	185,830

(1)These incentive and phantom units vest ratably in annual installments in each of the three years following the date of grant, subject to the terms of the applicable award agreement.
(2)This column represents the number of unvested units outstanding on December 31, 2023, multiplied by: (a) for incentive units issued on December 13, 2023, $30.30 (the December 31, 2023, closing price of CVR Energy common stock (the “CVI Closing Price”)); (b) for incentive units issued on December 14, 2022, $34.80 (equal to the CVI Closing Price plus $4.50 in accrued dividends); (c) for incentive units issued on December 8, 2021, $39.60 (equal to the CVI Closing Price plus $9.30 in accrued dividends); (d) for phantom units issued on December 13, 2023, $65.50 (equal to the December 31, 2023 closing price of Partnership common units (the “UAN Closing Price”)); (e) for phantom units issued on December 14, 2022, $92.12 (equal to the UAN Closing Price, plus $26.62 in accrued distributions ); and (f) for phantom units issued on December 8, 2021, $111.44 (equal to the UAN Closing Price, plus $45.94 in accrued distributions).
(3)The Partnership will share in a pro-rated portion of the expense associated with these awards based on the percentage of time that the named executive officer dedicates to our business during the year of vesting.

December 31, 2023 | 100

Equity Awards Vested During Fiscal Year 2023

This table sets forth information concerning phantom units awarded by us that vested during 2023, as well as incentive unit awards made by CVR Energy that vested during 2023, for which the Partnership shared in the expense. This table also includes incentive unit awards made by CVR Energy to Mr. Pytosh that vested during 2023 and for which the Partnership does not share in the expense.

		Equity Awards
Name	Award Type	Number of Shares or Units Acquired on Vesting	Value Realized on Vesting
David L. Lamp	Incentive Units	44,722	$2,019,646	(1)
	Incentive Units	24,178	973,648	(2)
	Incentive Units	13,963	495,268	(3)
		82,863	$3,488,562
Mark A. Pytosh	Incentive Units	13,536	$611,286	(1)
	Phantom Units	31,096	3,650,359	(4) (5)
	Incentive Units	7,614	306,616	(2)
	Phantom Units	2,925	329,765	(6)
	Incentive Units	4,116	145,995	(3)
	Phantom Units	2,001	186,933	(7)
		61,288	$5,230,954
Dane J. Neumann	Incentive Units	4,502	$203,310	(1)
	Incentive Units	7,737	311,569	(2)
	Incentive Units	5,078	180,117	(3)
		17,317	$694,996
Melissa M. Buhrig	Incentive Units	19,260	$869,782	(1)
	Incentive Units	11,025	443,977	(2)
	Incentive Units	6,085	215,835	(3)
		36,370	$1,529,594
Jeffrey D. Conaway	Incentive Units	465	$21,985	(8)
	Incentive Units	2,444	110,371	(1)
	Incentive Units	2,804	112,917	(2)
	Incentive Units	1,490	52,850	(3)
		7,203	$298,123

(1)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $14.19 in accrued dividends.
(2)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $9.30 in accrued dividends.
(3)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $4.50 in accrued dividends.
(4)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $50.59 per unit.
(5)Accrued distributions have been adjusted to reflect the reverse unit split of the Partnership’s common units that was effective as of November 23, 2020.
(6)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $45.94 per unit.
(7)The amount reflected includes a per unit value equal to the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $26.62 per unit.
(8)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $10.69 in accrued dividends.

December 31, 2023 | 101

Reimbursement of Expenses of Our General Partner

Our General Partner and its affiliates are reimbursed for expenses incurred on our behalf under the Corporate MSA. Refer to Part II, Item 8, Note 12 (“Related Party Transactions”) and Part III, Item 13 of this Report for additional information. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the Corporate MSA, including a pro-rata portion of the compensation of CVR Energy’s executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2023, the total amount paid to our General Partner and its affiliates (including amounts paid to CVR Energy pursuant to the Corporate MSA) was approximately $18.9 million.

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

Change-in-Control and Termination Payments

Our named executive officers are entitled to severance and other benefits from CVR Energy following the termination of their employment under certain circumstances as follows:

2021 Employment Agreement. If Mr. Lamp’s employment is terminated, he may become entitled to the following benefits as more fully described in the 2021 Employment Agreement:

Reason for Employment Termination	Accrued Amounts (1)	Severance Payments (2)	LTIP Payout (3)	Incentive Payment (4)
Death, Disability or Termination other than for cause or Resignation for good reason, in each case not in connection with a change-in-control	✓	✓	✓
Resignation or Retirement	✓
Termination without cause or Resignation for good reason, in each case in connection with a change-in-control(5)	✓		✓	✓

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
(4)$10 million.
(5)Termination or resignation is considered to be in connection with a change-in-control if it is a Change-in-Control Related Termination (as defined in his 2021 Employment Agreement), which is a termination of employment other than for cause or a resignation for good reason, in each case occurring within the 120-day period prior to the change-of -control and relating to such change-of-control. For the avoidance of doubt, such benefits are conditioned upon the consummation of a change-in-control on or prior to December 31, 2025.

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

December 31, 2023 | 102

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

Award Agreements. Under the award agreements issued in connection with the UAN LTIP, as well as in connection with the CVI LTIP, each of our named executive officers are also eligible for accelerated vesting of certain unvested incentive units upon the events described below. Upon such accelerated vesting, the named executive officers will receive a cash payment equal to (i) the number of units times the average closing price of a common unit of Partnership or a common share of CVR Energy, as applicable, for the ten trading days preceding the vest date, plus (ii) the per unit cash value of distributions and dividends declared and paid by the Partnership or CVR Energy, as applicable, from the grant date to and including the vest date. These award agreements generally provide for acceleration upon certain termination events, as follows:
•For awards issued after February 21, 2022, if the phantom units or incentive units, as applicable, are cancelled or if such named executive officer (a) is terminated other than for cause, or (b) is terminated due to death or disability, then the portion of any award scheduled to vest within twelve months of such event becomes immediately vested and the remaining portion is forfeited.
•For awards issued before February 21, 2022, if the phantom units or incentive units, as applicable, are cancelled or if such named executive officer (a) is terminated other than for cause, or (b) is terminated due to death or disability, then the portion of any award scheduled to vest in the year such event occurs shall become immediately vested and the remaining portion is forfeited.

Potential Payments upon Termination or Change in Control

The following table reflects amounts payable to our named executive officers as a result of the hypothetical termination events outlined below assuming the triggering employment termination event took place on December 31, 2023. Pursuant to the Corporate MSA, we are responsible for the payment of our proportionate share of these severance benefits under the 2021 Employment Agreement, the CVI Severance Plan, award agreements, and other benefits costs following the termination of

December 31, 2023 | 103

employment of the named executive officers. The actual payments to which a named executive officer would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name and Severance Benefit	Death	Disability	Retirement	Termination without Cause		Resignation for Good Reason
				(1)	(2)	(1)	(2)
David L. Lamp
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accrued Amounts (3)	1,782,100	1,782,100	1,782,100	1,782,100	1,782,100	1,782,100	1,782,100
Accelerated Vesting - Incentive Units (4)	3,022,931	3,022,931	—	3,022,931	3,022,931	1,979,738	3,022,931
Cash Severance (5)	550,000	550,000	—	550,000	10,000,000	550,000	10,000,000
Total Amount	$5,355,031	$5,355,031	$1,782,100	$5,355,031	$14,805,031	$4,311,838	$14,805,031

Mark A. Pytosh
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Phantom Units (6)	445,098	445,098	—	445,098	1,455,134	—	1,455,134
Accelerated Vesting - Incentive Units (7)	313,179	313,179	—	313,179	1,094,855	—	1,094,855
Cash Severance (8)	—	—	—	—	1,369,706	—	1,369,706
Total Amount	$758,277	$758,277	$—	$758,277	$3,919,695	$—	$3,919,695

Dane J. Neumann
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	388,236	388,236	—	388,236	1,289,350	—	1,289,350
Cash Severance (8)	—	—	—	—	1,172,700	—	1,172,700
Total Amount	$388,236	$388,236	$—	$388,236	$2,462,050	$—	$2,462,050

Melissa M. Buhrig
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	467,409	467,409	—	467,409	1,622,456	—	1,622,456
Cash Severance (8)	—	—	—	—	1,471,625	—	1,471,625
Total Amount	$467,409	$467,409	$—	$467,409	$3,094,081	$—	$3,094,081

Jeffrey D. Conaway
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	117,209	117,209	—	117,209	409,677	—	409,677
Cash Severance (8)	—	—	—	—	520,989	—	520,989
Total Amount	$117,209	$117,209	$—	$117,209	$930,666	$—	$930,666

(1)Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.
(2)Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
(3)Accrued Amounts represents, as defined in the 2021 Employment Agreement, Mr. Lamp’s earned but unpaid Annual Bonus under the 2023 CVI Plan.
(4)For Mr. Lamp, the accelerated vesting value upon death, disability, or termination without cause or resignation for good reason in connection with a change in control, represents (A) as defined in the 2021 Employment Agreement, the number of any unvested incentive units held as of December 31, 2023, that were granted more than one year prior thereto, multiplied by for incentive units awarded (i) on December 8, 2021, the average closing price for CVR Energy common stock for the 10-trading days preceding December 31, 2023, or $31.27 per share (the “CVI 10-day Average Price”), plus $9.30 in accrued dividends, and (ii) on December 14, 2022, the CVI 10-day Average Price, plus $4.50 in accrued dividends (the “LTIP Payout”), plus (B) for incentive units granted by CVR Energy on or after February 21, 2022, as defined in the award agreement, the number of any unvested incentive units scheduled to vest within twelve months from December 31, 2023, multiplied by for incentive units awarded (i) on December 14, 2022, the CVI 10-day Average Price, plus $4.50 in accrued dividends, and (ii) on December 13, 2023 the CVI 10-day Average Price. The accelerated vesting

December 31, 2023 | 104

value upon resignation for good reason not in connection with a change in control is equal to the LTIP Payout. For the avoidance of doubt, as used herein, the term “LTIP Payout” is calculated as defined in Mr. Lamp’s 2021 Employment Agreement.
(5)For Mr. Lamp, the cash severance amount upon (A) death, disability, or termination without cause or resignation for good reason not in connection with a change in control represents, as defined in the 2021 Employment Agreement, 6-months of Base Salary; and (B) termination without cause or resignation for good reason in connection with a change in control represents, the Incentive Payment. Provided that, in the case of payments upon disability, the 6-months of Base Salary may, in the event CVR Energy secures insurance to cover its obligations, be lower. Additionally, in the case of a termination event on a date other than December 31st, Mr. Lamp would also be entitled to a Pro Rata Bonus. The terms Pro-Rata Bonus, Base Salary, and Incentive Payment are all as defined in the 2021 Employment Agreement.
(6)For Mr. Pytosh, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represents for phantom unit awards granted by the Partnership on or after February 21, 2022, pursuant to the award agreement, the number of any unvested phantom units scheduled to vest within twelve months from December 31, 2023, multiplied by for phantom units awarded (i) on December 14, 2022, the average closing price for Partnership common units for the 10 trading-days preceding December 31, 2023, or $68.88 per unit (the “UAN 10-day Average Price”), plus $26.62 in accrued distributions, and (ii) on December 13, 2023, the UAN 10-day Average Price; and (B) termination without cause or resignation for good reason, both in connection with a change in control, represents pursuant to the CVI Severance Plan, the number of all unvested phantom units outstanding on December 31, 2023, multiplied by, for phantom units awarded by the Partnership (i) on December 8, 2021, the average closing price for Partnership common units for the 20 trading-days preceding December 31, 2023, or $67.50 per unit (the “UAN 20-day Average Price”), plus $45.94 in accrued distributions, (ii) on December 14, 2022, the UAN 20-day Average Price plus $26.62 in accrued distributions, and (iii) on December 13, 2023, the UAN 20-day Average Price.
(7)For Messrs. Pytosh, Neumann and Conaway and Ms. Buhrig, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represents for incentive unit awards granted by CVR Energy on or after February 21, 2022, pursuant to the award agreement, the number of any unvested incentive units scheduled to vest within twelve months from December 31, 2023, multiplied by for incentive units awarded (i) on December 14, 2022, the CVI 10-day Average Price, plus $4.50 in accrued dividends, and (ii) on December 13, 2023 the CVI 10-day Average Price; and (B) termination without cause or resignation for good reason, both in connection with a change in control represents, pursuant to the CVI Severance Plan, the number of all unvested units outstanding on December 31, 2023, multiplied by, for incentive units awarded by CVR Energy (a) on December 8, 2021, the average closing price for CVR Energy common stock for the 20-trading days preceding December 31, 2023, or $31.07 per share (the “CVI 20-day Average Price”), plus $9.30 in accrued dividends, (b) on December 14, 2022, the CVI 20-day Average Price, plus $4.50 in accrued dividends, and (c) on December 13, 2023, the CVI 20-day Average Price.
(8)For Messrs. Pytosh, Neumann and Conaway and Ms. Buhrig, cash severance amounts upon termination without cause or resignation for good reason, both in connection with a change in control include, as defined under the CVI Severance Plan, a lump sum of twelve months’ base pay plus a sum equal to the average of the annual bonuses actually paid during the immediately preceding three full calendar years in which they served as a named executive officer.

Pay Ratio

For 2023, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Principal Executive Officers, Mr. Lamp, our Executive Chairman, and Mr. Pytosh, our President and Chief Executive Officer (collectively, “PEOs”), we used the following methodology and made the following material assumptions, adjustments, and estimates:
(1)We determined that, as of December 31, 2023, the number of employees of the Partnership and its consolidated subsidiaries consisted of 310 individuals, excluding our PEOs who are employed by CVR Services.
(2)To identify the “median employee” from the employee population, we compared the amount of annual total compensation of such employees for 2023 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We “annualized” the compensation of our full-time and part-time permanent employees as of December 31, 2023, to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the “median employee”.
(3)To identify the annual total compensation of our median employee, we included the elements of such employee’s compensation for 2023 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
(4)To identify the annual total compensation of our PEOs, we used the amounts reported in the “Total” column of our 2023 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to Mr. Lamp’s and Mr. Pytosh’s service to the Partnership, of ten percent (10%) and sixty percent (60%), respectively, and as further described in the table immediately following our 2023 Summary Compensation Table.

December 31, 2023 | 105

Based on this methodology, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2023 was as follows:

Annual total compensation of Median Employee (1)	$130,537
Annual total compensation of Executive Chairman (2)	$450,083
CEO Pay Ratio (Executive Chairman)	3:1
Annual total compensation of President & CEO (2)	$1,593,178
CEO Pay Ratio (President & CEO)	12:1

(1)Excludes our PEOs.
(2)Adjusted to reflect the portion of such compensation attributable to service to the Partnership.

The totals and pay ratios described above are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K.

Compensation of Directors

Directors of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates (including IEP) receive compensation for their services. This compensation is designed to attract and retain nationally recognized, highly qualified directors to lead the Partnership and to be demonstrably fair to both the Partnership and such directors, taking into consideration, among other things, the time commitments required for service on the Board and its committees.

In October 2022, the Board considered these goals and the compensation paid to such directors for 2022, and upon recommendation of the Compensation Committee, elected to keep such compensation for 2023 the same as 2022. During 2023, independent directors received an annual director fee of $35,000. The Audit Committee chair received an additional fee of $15,000 per year, while the other directors serving on the Audit Committee received an additional fee of $7,500 per year. The Compensation Committee and EH&S Committee chairs received an additional fee of $8,000 per year, while the other directors serving on the Compensation Committee and EH&S Committee received an additional fee of $5,000 per year. In addition, during 2023, independent directors are eligible to be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and its committees and for director-related education expenses up to a maximum amount of $1,500 per year. Each independent director was also eligible to receive an additional $1,500 per meeting for all meetings in excess of the following threshold:

Board/Committee Meeting	Threshold Per Year
Board	6
Audit Committee	12
Compensation Committee	6
EH&S Committee	6

During 2023, directors that were not independent (including non-management directors who are or were employees or officers of IEP) did not receive any compensation for their service on the Board or its committees, though they were entitled to reimbursement of certain travel expenses incurred in connection with their service on the Board and its committees.

December 31, 2023 | 106

The following table sets forth the compensation earned by or paid to each independent director of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash (1)	Unit Awards	Total Compensation
Donna R. Ecton	$55,000	$—	$55,000
Frank M. Muller, Jr.	55,500	—	55,500
Peter K. Shea	50,500	—	50,500

(1)Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including for service in chair positions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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

The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
CVR Partners LTIP	—	—	482,022	(1)
Equity compensation plans not approved by security holders:
None	—	—	—
Total	—	—	482,022

(1)Represents units that remain available for future issuance pursuant to the CVR Partners LTIP in connection with awards of options, unit appreciation rights, distribution equivalent rights, restricted units, and phantom units.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of our common units as of February 20, 2024 by:
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

December 31, 2023 | 107

applicable. The business address for each of our beneficial owners is c/o CVR Partners, LP, 2277 Plaza Drive, Suite 500, Sugar Land, Texas 77479.

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent

CVR Services, LLC (1)	3,892,000	36.8%
Barclays Plc (2)	621,054	5.8%
CVR GP, LLC (3)	—	—
Jordan Bleznick	—	—
Donna R. Ecton	1,250	*
David L. Lamp	—	—
Frank M. Muller, Jr.	3,512	*
Mark A. Pytosh	30,593	*
Peter K. Shea	59	*
Melissa M. Buhrig	2,200	*
Jeffrey D. Conaway	—	—
Dane J. Neumann	—	—
All directors and executive officers of our General Partner as a group (9 persons) (4)	37,614	*

*Less than 1%

(1)CVR Services is an indirect wholly-owned subsidiary of CVR Energy, with an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479. CVR Energy may be deemed to have direct beneficial ownership of the common units held by CVR Services by virtue of its control of CVR Services. The directors of CVR Energy are Jaffrey A. Firestone, Hunter C. Gary, David L. Lamp, Stephen Mongillo, Ted Papapostolou and James M. Strock.
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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

CVR Services owns (i) 3,892,000 common units, representing approximately 37% of our outstanding units (which entitles it to receive distributions, including $103.6 million in 2023), and (ii) 100% of our General Partner with its non-economic general partner interest (which does not entitle it to receive distributions).

Agreements with CVR Services and Its Subsidiaries

The Partnership, its General Partner and the Partnership subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries that govern the business relations among each party. We consider those agreements related party transactions. The Partnership is party to the Limited Partnership Agreement, the Corporate Master Service Agreement, and the Omnibus Agreement. Our Coffeyville Facility is party to the Coffeyville Master Service Agreement, the Terminal and Operating Agreement, and the Environmental Agreement. Further, some of these agreements were not the result of arm’s-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. Refer to Part II, Item 8, Note 12 (“Related Party Transactions”) of this Report for additional information related to these agreements. Refer also to Part IV, Item 15 of this Report for the filed agreements.

December 31, 2023 | 108

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our General Partner and its affiliates (including IEP, CVR Services, and CVR Energy), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of (i) the overlap of directors and officers between our General Partner and CVR Energy, which may result in conflicting obligations by these officers and directors, and (ii) duties of our General Partner to act for the benefit of CVR Energy and its stockholders, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our General Partner have fiduciary duties to manage our General Partner in a manner beneficial to CVR Services, its owner, and the stockholders of CVR Energy, its indirect parent. At the same time, our General Partner has a contractual duty under our partnership agreement to manage us in a manner that is in our best interests.

Whenever a conflict arises between our General Partner, on the one hand, and CVR Services or any other public unitholder, on the other, our General Partner will resolve that conflict. Our partnership agreement contains provisions that replace default fiduciary duties with contractual corporate governance standards as set forth therein.

Related Party Transaction Policy

The Board has adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification, and disclosure of related party transactions involving us. This policy applies to any transaction, arrangement, or relationship (or any series of similar or related transactions, arrangements, or relationships) in which we are a participant, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest. At the discretion of the Board, a proposed related party transaction may generally be reviewed by the Board in its entirety or by a “conflicts committee” meeting the definitional requirements for such a committee under our partnership agreement. After appropriate review, the Board or the Conflicts Committee may approve or ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms that, taken as a whole, are no less favorable to us than could be obtained in an arm’s-length transaction with an unrelated third-party, unless the Board or the Conflicts Committee otherwise determines that the transaction is not in our best interests. Related party transactions involving compensation will be approved by the Board in its entirety or by the Compensation Committee of the Board in lieu of the Conflicts Committee.

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

Item 14.    Principal Accounting Fees and Services

Grant Thornton has served as the Partnership’s independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2024.

The charter of the Audit Committee of the Board, which is available on our website at www.CVRPartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de-minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Audit Committee pre-approved all fees incurred in fiscal year 2023.

December 31, 2023 | 109

The following table represents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Audit fees (1)	$706	$711
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$706	$711

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

December 31, 2023 | 110

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

December 31, 2023 | 111

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

10.6**+	CVR Partners, LP Long-Term Incentive Plan (adopted March 16, 2011) (incorporated by reference to Exhibit 10.1 to the Form S-8 filed on April 12, 2011).

10.6.1**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.15.2 of the Form 10-K filed on February 20, 2020).

10.6.2**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.15.3 of the Form 10-K filed on February 20, 2020).

10.6.3**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.7.4 of the Form 10-K filed on February 23, 2022).

10.6.4**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.7.5 of the Form 10-K filed on February 23, 2022).

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

10.14**+^	CVR Partners, LP 2021 Performance-Based Bonus Plan, approved February 19, 2021 (incorporated by reference to Exhibit 10.27 of the Form 10-K filed on February 23, 2021).

10.15**+^	CVR Partners, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on May 3, 2022).

10.16*+^	CVR Partners, LP and Subsidiaries 2023 Performance-Based Bonus Plan - FERTILIZER, approved February 17, 2023 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 2, 2023.

10.17**
Collateral Trust Joinder, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 23, 2021).

December 31, 2023 | 112

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

10.19**^
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

10.19.1**^
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

10.24**Õ^	Amended and Restated Limited Liability Company Agreement of CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on May 2, 2023).

10.25**Õ^
Transaction Agreement dated January 6, 2023 by and among CVR Partners, LP and certain of its subsidiaries, CVR-CapturePoint Parent LLC, CapturePoint LLC and certain Investors relating to the purchase of membership interests in CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on May 2, 2023).

21.1*	List of Subsidiaries of CVR Partners, LP

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Chairman.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of President and Chief Executive Officer.

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Vice President and Chief Financial Officer.

31.4*	Rule 13a-14(a) or 15(d)-14(a) Certification of Chief Accounting Officer and Corporate Controller.

32.1†	Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Chief Accounting Officer and Corporate Controller.

December 31, 2023 | 113

97.1*+	CVR Partners, LP Policy for the Recovery of Erroneously Awarded Compensation effective October 2, 2023.

101*
The following financial information for CVR Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners’ Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.
**    Previously filed.
†    Furnished herewith.
+    Denotes management contract or compensatory plan or arrangement.
Õ    The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
^    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Partnership agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.

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

December 31, 2023 | 114

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	Director and Executive Chairman (Principal Executive Officer)	February 21, 2024
David L. Lamp

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2024
Mark A. Pytosh

/s/ DANE J. NEUMANN	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	February 21, 2024
Dane J. Neumann

/s/ JEFFREY D. CONAWAY	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 21, 2024
Jeffrey D. Conaway

/s/ JORDAN BLEZNICK	Chairman of the Board of Directors	February 21, 2024
Jordan Bleznick

/s/ DONNA R. ECTON	Director	February 21, 2024
Donna R. Ecton

/s/ FRANK M. MULLER, JR.	Director	February 21, 2024
Frank M. Muller, Jr.

/s/ PETER K. SHEA	Director	February 21, 2024
Peter K. Shea

December 31, 2023 | 115