Form 10-Q
period 2024-03-31
CVR PARTNERS, LP
filed 2024-04-30
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at April 26, 2024.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
March 31, 2024

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	31
	Condensed Consolidated Balance Sheets - March 31, 2024 and December 31, 2023 (unaudited)	5	Item 1A.	Risk Factors	31
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2024 and 2023 (unaudited)	6	Item 5.	Other Information	31
	Condensed Consolidated Statements of Partners’ Capital - Three Months Ended March 31, 2024 and 2023 (unaudited)	7	Item 6.	Exhibits	31
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2024 and 2023 (unaudited)	8	Signatures		33
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2024 | 2

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
•existing and future laws, rulings and regulations, or amplification thereof, including but not limited to those relating to the environment, climate change, and/or the transportation or production of hazardous chemicals, materials, or substances, like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, or regulations and our expectations concerning the impacts of such laws, regulations or rulings on macroeconomic factors, including consumer activity;
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

March 31, 2024 | 3

•political disturbances, geopolitical conflicts, instability and tensions, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with the Russia-Ukraine war and the conflict in the Middle East, and any ongoing or potential global or regional conflicts;
•our lack of asset diversification;
•our dependence on significant customers and the creditworthiness and performance by counterparties;
•our potential loss of transportation cost advantage over our competitors;
•risks associated with third-party operation of or control over important facilities necessary for operation of our nitrogen fertilizer facilities;
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
•instability and volatility in the capital, credit and commodities markets and in the global economy, including due to the ongoing Russia-Ukraine war and the conflict in the Middle East;
•competition, transactions, and/or conflicts with CVR Energy and its affiliates, including CVR Energy’s controlling shareholder;
•risks related to potential strategic transactions involving the Partnership in which CVR Energy and its controlling shareholder may participate;
•the cost and value of payouts under our equity and non-equity incentive plans;
•the cost and/or availability of insurance and our ability to recover under our insurance policies for damages or losses in full or at all;
•labor supply shortages, labor difficulties, labor disputes or strikes; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
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

March 31, 2024 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$64,622	$45,279
Accounts receivable, net	37,278	41,893
Inventories	72,401	69,165
Prepaid expenses	6,842	8,078
Other current assets	1,326	1,454
Total current assets	182,469	165,869
Property, plant, and equipment, net	744,216	761,023
Other long-term assets	45,530	48,440
Total assets	$972,215	$975,332

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$23,657	$33,486
Accounts payable to affiliates	8,617	5,319
Deferred revenue	19,795	15,796
Other current liabilities	27,459	20,872
Total current liabilities	79,528	75,473
Long-term liabilities:
Long-term debt, net	547,440	547,308
Long-term deferred revenue	31,724	33,311
Other long-term liabilities	15,821	16,360
Total long-term liabilities	594,985	596,979
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	297,701	302,879
General partner interest	1	1
Total partners’ capital	297,702	302,880
Total liabilities and partners’ capital	$972,215	$975,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per unit data)	2024	2023
Net sales	$127,665	$226,261
Operating costs and expenses:
Cost of materials and other	25,327	36,579
Direct operating expenses (exclusive of depreciation and amortization)	55,669	57,543
Depreciation and amortization	19,291	15,211
Cost of sales	100,287	109,333
Selling, general and administrative expenses	7,311	7,384
Loss on asset disposal	8	192
Operating income	20,059	109,352
Other (expense) income:
Interest expense, net	(7,665)	(7,173)
Other income (expense), net	160	(265)
Income before income tax expense	12,554	101,914
Income tax (benefit) expense	(25)	44
Net income	$12,579	$101,870

Basic and diluted earnings per common unit	$1.19	$9.64

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2023	10,569,637	$302,879	$1	$302,880
Net income	—	12,579	—	12,579
Cash distributions to common unitholders - Affiliates	—	(6,539)	—	(6,539)
Cash distributions to common unitholders - Non-affiliates	—	(11,218)	—	(11,218)
Balance at March 31, 2024	10,569,637	$297,701	$1	$297,702

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811
Net income	—	101,870	—	101,870
Cash distributions to common unitholders - Affiliates	—	(40,866)	—	(40,866)
Cash distributions to common unitholders - Non-affiliates	—	(70,115)	—	(70,115)
Balance at March 31, 2023	10,569,637	$402,699	$1	$402,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$12,579	$101,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,291	15,211
Share-based compensation	2,027	1,933
Other adjustments	141	502
Change in assets and liabilities:
Current assets and liabilities	8,780	10,893
Non-current assets and liabilities	(401)	34
Net cash provided by operating activities	42,417	130,443
Cash flows from investing activities:
Capital expenditures	(8,095)	(3,438)
Return of equity method investment	2,778	19,000
Net cash (used in) provided by investing activities	(5,317)	15,562
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(6,539)	(40,866)
Cash distributions to common unitholders - Non-affiliates	(11,218)	(70,115)
Net cash used in financing activities	(17,757)	(110,981)
Net increase in cash and cash equivalents	19,343	35,024
Cash and cash equivalents, beginning of period	45,279	86,339
Cash and cash equivalents, end of period	$64,622	$121,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2024 | 8

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

Interest Holders

As of March 31, 2024, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (the “General Partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of March 31, 2024, Icahn Enterprises L.P. and its affiliates owned approximately 66% of the common stock of CVR Energy.

Unit Repurchase Program

On May 6, 2020, the board of directors of the General Partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended March 31, 2024 and 2023, the Partnership did not repurchase any common units. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program.

Management and Operations

The Partnership, including the General Partner, is managed by a combination of the Board, the General Partner’s executive officers, CVR Services (as sole member of the General Partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, the General Partner, CVR Energy, and certain of their respective subsidiaries, including a service agreement. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the General Partner’s directors or officers, whether on an annual or continuing basis or otherwise.

Subsequent Events

The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership’s condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of these condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to discuss all significant subsequent events which have occurred.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of CVR Partners and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from these condensed consolidated financial statements. Therefore, these condensed consolidated financial statements

March 31, 2024 | 9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
should be read in conjunction with the December 31, 2023 audited consolidated financial statements and notes thereto included in the 2023 Form 10-K.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Partnership for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2024 or any other interim or annual period.

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Partnership’s annual reporting beginning January 1, 2025 with early adoption permitted. The Partnership is evaluating the effects of adopting this new accounting guidance on its disclosures but does not currently expect adoption will have a material impact on the Partnership’s consolidated financial statements. The Partnership does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Partnership’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. Early adoption is permitted. The Partnership is still evaluating the effects of adopting this new accounting guidance on its disclosures.

(3) Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Finished goods	$16,383	$15,015
Raw materials	2,974	2,472
Parts, supplies and other	53,044	51,678
Total inventories	$72,401	$69,165

March 31, 2024 | 10

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Machinery and equipment	$1,449,045	$1,446,728
Buildings and improvements	18,193	18,193
Automotive equipment	16,208	16,208
Land and improvements	14,959	14,959
Construction in progress	20,740	19,075
Other	2,874	2,758
	1,522,019	1,517,921
Less: Accumulated depreciation and amortization	(777,803)	(756,898)
Total property, plant, and equipment, net	$744,216	$761,023

For the three months ended March 31, 2024 and 2023, depreciation and amortization expense related to property, plant, and equipment was $19.1 million and $15.0 million, respectively, and capitalized interest was $0.2 million and $0.1 million, respectively. During the three months ended December 31, 2023, the Partnership updated the estimated useful lives of certain assets as a result of changes in the granular urea production, which resulted in additional depreciation expense of $2.1 million related to March 31, 2024.

During the three months ended March 31, 2024, the Partnership did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

(5) Equity Method Investment

As part of a series of agreements entered into with unaffiliated parties with the objective to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”), the Partnership received a 50% interest in CVR-CapturePoint Parent, LLC (“CVRP JV”) in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. The Partnership applied the variable interest entity (“VIE”) model under FASB ASC Topic 810, Consolidation, to its variable interest in CVRP JV and determined that CVRP JV is a VIE. While the Partnership concluded it is not the primary beneficiary of CVRP JV, it does have significant influence over CVRP JV’s operating and financial policies and, therefore, applied the equity method of accounting for its investment in CVRP JV.

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

The Partnership deferred the recognition of the noncash consideration received and has recognized such revenue as the performance obligation associated with the CO Contract is satisfied. Refer to Note 9 (“Revenue”) for further discussion. The Partnership has elected to record its share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from

March 31, 2024 | 11

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
CVRP JV will reduce the Partnership’s equity method investment and will be recorded in the period they are received. The investment in CVRP JV is presented within Other long-term assets on our Condensed Consolidated Balance Sheets:

(in thousands)	CVRP JV
Balance at December 31, 2023	$24,518
Cash contributions	3
Cash distributions (1)	(2,781)
Equity loss	(1)
Balance at March 31, 2024	$21,739

(1)Includes a $2.2 million distribution for exceeding certain carbon oxide capture and sequestration milestones during 2023.

(6) Leases

Balance Sheet Summary as of March 31, 2024 and December 31, 2023

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating leases at March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
ROU asset, net
Railcars	$11,312	$12,032
Real estate and other	1,916	2,007
Lease liability
Railcars	11,312	12,032
Real estate and other	221	268

Lease Expense Summary for the Three Months Ended March 31, 2024 and 2023

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization. For the three months ended March 31, 2024 and 2023, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease expense	$1,158	$1,223
Short-term lease expense	689	650

The Partnership has entered into the following material lease commitments that have not yet commenced:
•CRNF is party to an On-Site Product Supply Agreement (the “Messer Agreement”) with Messer LLC. Based on terms outlined in the Messer Agreement, the Partnership expects the lease to be classified as a finance lease with an estimated $20 million to $25 million being capitalized upon lease commencement when the Vessel is placed in service, which is currently expected to occur in the second half of 2024. Refer to Part II, Item 8, Note 6 (“Leases”) of our 2023 Form 10-K for further information.

March 31, 2024 | 12

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued interest	$9,826	$1,404
Personnel accruals	6,266	8,404
Operating lease liabilities	3,213	3,176
Sales incentives	2,178	1,585
Share-based compensation	1,910	1,195
Accrued taxes other than income taxes	1,797	1,825
Other accrued expenses and liabilities	2,269	3,283
Total other current liabilities	$27,459	$20,872

(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Unamortized debt issuance costs	(2,560)	(2,692)
Total long-term debt	$547,440	$547,308

(1)The 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) had an estimated fair value of $528.6 million and $513.1 million as of March 31, 2024 and December 31, 2023, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2024	Outstanding Letters of Credit	Available Capacity as of March 31, 2024	Maturity Date
ABL Credit Facility	$43,011	$—	$—	$43,011	September 26, 2028

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2024.

March 31, 2024 | 13

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended March 31,
(in thousands)	2024	2023
Ammonia	$36,901	$37,499
UAN	75,771	164,341
Urea products	5,142	8,170
Net sales, exclusive of freight and other	117,814	210,010
Freight revenue (1)	6,208	10,936
Other revenue (2)	3,643	5,315
Total revenue	$127,665	$226,261

(1)Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and are reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.
(2)Includes revenue from (i) nitric acid sales and (ii) carbon oxide sales, including sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term of through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of March 31, 2024, the Partnership had approximately $14.2 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $4.3 million of these performance obligations as revenue by the end of 2024, an additional $5.0 million in 2025, and the remaining balance in 2026.

Contract Balances

During the three months ended March 31, 2024 and 2023, the Partnership recognized revenue of $5.2 million and $11.9 million, respectively, that was included in the deferred revenue balances as of December 31, 2023 and December 31, 2022, respectively.

(10) Share-Based Compensation

A summary of compensation expense for the three months ended March 31, 2024 and 2023 is presented below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Phantom Unit Awards	$1,070	$908
Other Awards (1)	957	1,025
Total share-based compensation expense	$2,027	$1,933

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

March 31, 2024 | 14

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies to those disclosed in the 2023 Form 10-K. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact to its consolidated financial statements.

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

(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosures:
Cash paid for interest	$114	$126
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	947	1,006
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	(3,484)	87
ROU assets obtained in exchange for new or modified operating lease liabilities	—	5

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three months ended March 31, 2024 and 2023 is summarized below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Sales to related parties: (1)
CVR Energy subsidiary	$22	$—
CVRP JV	617	1,252
Expenses from related parties: (2)
CVR Energy subsidiary	3,919	7,756
CVR Services	6,936	7,832

	March 31, 2024	December 31, 2023
Due to related parties (3)	$3,910	$4,341

(1)Sales to related parties, included in Net sales in our condensed consolidated financial statements, consist of (a) sales of feedstocks and services under the Master Service Agreement with CRNF (the “Coffeyville MSA”) and (b) CO sales to CVRP JV and its subsidiaries.

March 31, 2024 | 15

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2024 and 2023 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

For the first quarter of 2024, the Partnership, upon approval by the Board on April 29, 2024, declared a distribution of $1.92 per common unit, or $20.3 million, which is payable May 20, 2024 to unitholders of record as of May 13, 2024. Of this amount, CVR Energy will receive approximately $7.5 million, with the remaining amount payable to public unitholders.

March 31, 2024 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2024 (the “2023 Form 10-K”). Results of operations for the three months ended March 31, 2024 and cash flows for the three months ended March 31, 2024 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

Reflected in this discussion and analysis is how management views the Partnership’s current financial condition and results of operations along with key external variables and management actions that may impact the Partnership. Understanding significant external variables, such as market conditions, weather, and seasonal trends, among others, and management actions taken to manage the Partnership, address external variables, among others, which will increase users’ understanding of the Partnership, its financial condition and results of operations. This discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Report.

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

March 31, 2024 | 17

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

Recent Developments

Following good faith bargaining by EDNF, the United Automobile Workers Union and its Local 1391 representing approximately 90 employees at the East Dubuque Facility went on strike on October 18, 2023 after its collective bargaining agreement expired the previous day. The East Dubuque Facility continued to operate during the strike, which ended on February 24, 2024; employees began returning to work on March 4, 2024.

Industry Factors and Market Indicators
Within the nitrogen fertilizer business, earnings and cash flows from operations are primarily affected by the relationship between nitrogen fertilizer product prices, utilization, and operating costs and expenses, including pet coke and natural gas feedstock costs.

The price at which nitrogen fertilizer products are ultimately sold depends on numerous factors, including the global supply and demand for nitrogen fertilizer products, which, in turn, depends on world grain demand and production levels, changes in world population, the cost and availability of fertilizer transportation infrastructure, weather conditions, the availability of imports, the availability and price of feedstocks to produce nitrogen fertilizer, and the extent of government intervention in agriculture markets, among other factors.

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

March 31, 2024 | 18

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

There have been several proposed climate related rules, in various stages of approval, that, if finalized, would demand considerable efforts to drive new compliance requirements and could impact our disclosure controls and procedures as well as include additional disclosures in our regulatory filings.

In contrast, in March 2024, the EPA finalized motor vehicle emission standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, which could significantly reduce the use of internal combustion engine vehicles and the demand for liquid fuels, including ethanol. New heavy-truck requirements are also being proposed. In 2023, production of ethanol consumed approximately 38% of the annual United States corn crop used by the market.

Geopolitical Matters - The conflict in the Middle East, which began in October 2023 and continues to escalate, and the ongoing Russia-Ukraine war, could significantly impact global fertilizer and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of March 31, 2024.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 13 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2023/2024. Multiple refiners have announced renewable diesel expansion projects for 2024 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2024 farmers will plant 90.0 million corn acres, representing a decrease of 4.9% compared to 94.6 million corn acres in 2023. Planted soybean acres are estimated to be 86.5 million, representing an increase of 3.5% compared to 83.6 million soybean acres in 2023. The combined estimated corn and soybean planted acres of 176.5 million represents a decrease of 1.0% compared to the acreage planted in 2023. Due to

March 31, 2024 | 19

lower input costs in 2024 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2024. Inventory levels of corn and soybeans are expected to be supportive of grain prices for the remainder of 2024.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Since 2010, ethanol production has historically consumed 38% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through March 31, 2024.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,100
1,000
900
Barrels per day
(in thousands)
1,051
2022
2023
2024
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2024.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2024.

Weather continues to be a critical variable for crop production. Even with high planted acres and trendline yields per acre in the U.S., global inventory levels for corn and soybeans remain at or below historical levels and prices have remained elevated. Demand for nitrogen fertilizer, as well as other crop inputs, is expected to be strong for the spring 2024 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices, and the resulting capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2024 through 2026. Although pet coke prices elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices fell in 2023, third-party pet coke prices have declined into 2024.

Partnership Initiatives

The Partnership has been conducting engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its Coffeyville Facility. Based on these studies, the Coffeyville Facility could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the plant. If this project is approved by the board of directors of our general partner (the “Board”) and successfully implemented, it could allow the Partnership to choose the optimal feedstock mix for production and would make the Coffeyville Facility the only nitrogen fertilizer plant in the U.S. with that feedstock flexibility.

March 31, 2024 | 20

The charts below show relevant market indicators by month through March 31, 2024:

Ammonia and UAN Market Pricing (1)

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

March 31, 2024 | 21

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the three months ended March 31, 2024 and 2023. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

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
On a consolidated basis for the three months ended March 31, 2024, utilization decreased to 90% compared to 105% for the three months ended March 31, 2023. The decrease was primarily due to the 14-day planned downtime at the Coffeyville Facility in the current period.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended March 31, 2024 versus March 31, 2023

Sales Volumes (thousands of tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
75
50
25
0
70
284
42
359
400
200
0
Ammonia
UAN
2024
2023

Ammonia
UAN
1,000
800
600
400
200
500
400
300
200
100
Ammonia
UAN
$528
$267
$888
$457
2024
2023

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, total product sales volumes were unfavorable, driven by reduced production volumes due to the 14-day planned downtime at the Coffeyville

March 31, 2024 | 22

Facility. For the three months ended March 31, 2024, total product sales prices were unfavorable, driven by sales price decreases of 41% for ammonia and 42% for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices reducing input costs and driving an overall decrease in the market prices and increased global supplies of nitrogen fertilizer.

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands of tons)	2024	2023
Ammonia (gross produced)	193	224
Ammonia (net available for sale)	60	62
UAN	305	366

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Petroleum coke used in production (thousands of tons)	128	131
Petroleum coke used in production (dollars per ton)	$75.71	$77.24
Natural gas used in production (thousands of MMBtus) (1)	2,148	2,102
Natural gas used in production (dollars per MMBtu) (1)	$3.10	$5.76
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,765	1,315
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.49	$7.79

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, the Partnership’s operating income and net income were $20.1 million and $12.6 million, respectively, compared to operating income and net income of $109.4 million and $101.9 million, respectively, for the three months ended March 31, 2023. These decreases were primarily driven by decreased product sales prices due to lower natural gas prices, as well as lower UAN sales volumes due to the 14-day planned downtime at the Coffeyville Facility, partially offset by increased ammonia sales volumes due to favorable weather allowing for early application in the current period.

March 31, 2024 | 23

Net Sales	Operating Income

300
200
100
0
$ (in millions)
$127.7
$226.3
2024
2023

Net Income	EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2024, net sales was $127.7 million compared to $226.3 million for the three months ended March 31, 2023. The decrease was primarily due to unfavorable UAN and ammonia sales prices resulting in reduced revenues of $79.1 million and unfavorable UAN sales volumes resulting in reduced revenues of $34.5 million, partially offset by favorable ammonia sales volumes contributing $24.5 million in higher revenues compared to the three months ended March 31, 2023.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

(in thousands)	Price Variance	Volume Variance
UAN	$(53,930)	$(34,502)
Ammonia	(25,141)	24,500

The $360 and $190 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily attributable to natural gas prices reducing input

March 31, 2024 | 24

costs and driving an overall decrease in the market prices, paired with increased global supplies of nitrogen fertilizer. The decreases in UAN sales volumes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were primarily attributable to the 14-day planned downtime at the Coffeyville Facility in the current period, partially offset by increases in ammonia sales volumes due to favorable weather allowing for early application in 2024.

Cost of Materials and Other	Direct Operating Expenses (1)

$ (in millions)
40
30
20
10
0
$25.3
$36.6
2024
2023

80
60
40
20
0
$ (in millions)
$55.7
$57.5
2024
2023

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three months ended March 31, 2024, cost of materials and other was $25.3 million compared to $36.6 million for the three months ended March 31, 2023. The decrease was driven primarily by lower natural gas and petroleum coke prices in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended March 31, 2024, direct operating expenses (exclusive of depreciation and amortization) were $55.7 million compared to $57.5 million for the three months ended March 31, 2023. The decrease was primarily a result of decreased utility costs from lower natural gas and electricity prices, partially offset by increased personnel costs and planned downtime at the Coffeyville Facility.

Depreciation and Amortization	Selling, General, and Administrative Expenses, and Loss on Asset Disposal
Depreciation and Amortization Expense - For the three months ended March 31, 2024, depreciation and amortization expense were $19.3 million compared to $15.2 million for the three months ended March 31, 2023. This increase was primarily due to additions to property, plant, and equipment during the current period coupled with fluctuations in depreciation

March 31, 2024 | 25

capitalized to inventory and accelerated depreciation related to changes in the granular urea production that will retire assets earlier than their original expected useful lives.

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

The following are non-GAAP measures we present for the periods ended March 31, 2024 and 2023:

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

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$12,579	$101,870
Interest expense, net	7,665	7,173
Income tax (benefit) expense	(25)	44
Depreciation and amortization	19,291	15,211
EBITDA and Adjusted EBITDA	39,510	124,298
Current reserve for operating activities (1)	(8,485)	(9,141)
Current reserve for investing activities (2)	(10,680)	(4,864)
Available cash for distribution (3) (4)	$20,345	$110,293

Common units outstanding	10,570	10,570

(1)Includes reserves for debt service (interest expense) and other future operating needs.
(2)Includes reserves for future capital expenditures, including turnarounds, and other future investing activities, as well as cash impacts from equity method investments.

March 31, 2024 | 26

(3)Amount represents the cumulative available cash based on quarter-to-date and year-to-date results. However, Available Cash for Distribution is calculated quarterly, with distributions (if any) being paid in the quarter following declaration.
(4)The Partnership declared and paid a cash distribution of $1.68 related to the fourth quarter of 2023 and declared a cash distribution of $1.92 per common unit related to the first quarter of 2024 to be paid in May 2024.

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders, as further discussed below.

When considering the market conditions and current geopolitical matters, such as the conflict in the Middle East and the Russia-Ukraine war, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings and reserves, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs and other inflationary pressures. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to operating performance, as well as general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

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

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2024, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of March 31, 2024, we had cash and cash equivalents of $64.6 million, and combined with $43.0 million available under our ABL Credit Facility, we had total liquidity of $107.6 million as of March 31, 2024. As of December 31, 2023, we had $45.3 million in cash and cash equivalents. Long-term debt consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(2,560)	(2,692)
Total long-term debt	$547,440	$547,308

As of March 31, 2024, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2023 Form 10-K for further information.

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

March 31, 2024 | 27

Our total capital expenditures for the three months ended March 31, 2024, along with our estimated expenditures for 2024 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2024	2024
Maintenance capital	$4,272	$33,000 - 35,000
Growth capital	339	13,000 - 14,000
Total capital expenditures	$4,611	$46,000 - 49,000

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

We incurred nominal turnaround expenses during the three months ended March 31, 2024 and 2023, respectively. The next planned turnarounds are currently scheduled to take place in 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

Cash Requirements

There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, outside the ordinary course of business.

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

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2024 and 2023 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

March 31, 2024 | 28

For the first quarter of 2024, the Partnership, upon approval by the Board on April 29, 2024, declared a distribution of $1.92 per common unit, or $20.3 million, which is payable May 20, 2024 to unitholders of record as of May 13, 2024. Of this amount, CVR Energy will receive approximately $7.5 million, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program (the “Unit Repurchase Program”), which was increased on February 22, 2021. The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. During the three months ended March 31, 2024 and 2023, the Partnership did not repurchase any common units. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net cash flow provided by (used in):
Operating activities	$42,417	$130,443	$(88,026)
Investing activities	(5,317)	15,562	(20,879)
Financing activities	(17,757)	(110,981)	93,224
Net increase in cash and cash equivalents	$19,343	$35,024	$(15,681)

Cash Flows from Operating Activities

The change in net cash flows from operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to a $89.3 million decrease in net income during 2024 due to lower product sales prices and sales volumes. In addition, there was a decrease in working capital of $2.1 million attributable to decreases in accounts receivable and deferred revenue, partially offset by increases in inventories and accounts payable. These decreases were partially offset by an increase in depreciation and amortization of $4.1 million as a result of additions to property, plant, and equipment during the current period coupled with fluctuations in depreciation capitalized to inventory and accelerated depreciation related to changes in the granular urea production that will retire assets earlier than their original expected useful lives.

Cash Flows from Investing Activities

The change in net cash flows from investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to a decrease in distributions received from CVR Partners’ equity method investment of $16.2 million associated with the 45Q Transaction in 2024 and an increase in capital expenditures of $4.7 million during 2024 resulting from an increase in various capital projects in the current period compared to 2023.

Cash Flows from Financing Activities

The change in net cash flows from financing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to a decrease in cash distributions paid of $93.2 million in 2024 compared to 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2023 Form 10-K. No modifications have been made during the three months ended March 31, 2024 to these estimates.

March 31, 2024 | 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2024 as compared to the risks discussed in Part II, Item 7A of our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

March 31, 2024 | 30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 11 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2023 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

10.1*+^	CVR Partners, LP and Subsidiaries 2024 Performance-Based Bonus Plan - FERTILIZER, approved February 16, 2024.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Furnished herewith.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. CVR Partners agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon request.
^	Denotes management contract or compensatory plan or arrangement.

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

March 31, 2024 | 31

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

March 31, 2024 | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

April 30, 2024	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

April 30, 2024	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2024 | 33