Form 10-Q
period 2024-06-30
CVR PARTNERS, LP
filed 2024-07-30
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 26, 2024.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
June 30, 2024

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	32
	Condensed Consolidated Balance Sheets - June 30, 2024 and December 31, 2023 (unaudited)	5	Item 1A.	Risk Factors	32
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	6	Item 5.	Other Information	32
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2024 and 2023 (unaudited)	7	Item 6.	Exhibits	32
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2024 and 2023 (unaudited)	8	Signatures		33
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2024 | 2

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

June 30, 2024 | 3

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
•risks related to potential strategic transactions involving the Partnership or interests therein in which CVR Energy and its controlling shareholder or others may participate;
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

June 30, 2024 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$47,524	$45,279
Accounts receivable, net	48,108	41,893
Inventories	80,610	69,165
Prepaid expenses	6,431	8,078
Other current assets	959	1,454
Total current assets	183,632	165,869
Property, plant, and equipment, net	728,203	761,023
Other long-term assets	47,612	48,440
Total assets	$959,447	$975,332

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$24,148	$33,486
Accounts payable to affiliates	5,959	5,319
Deferred revenue	7,479	15,796
Other current liabilities	21,912	20,872
Total current liabilities	59,498	75,473
Long-term liabilities:
Long-term debt, net	547,574	547,308
Long-term deferred revenue	30,138	33,311
Other long-term liabilities	18,609	16,360
Total long-term liabilities	596,321	596,979
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	303,627	302,879
General partner interest	1	1
Total partners’ capital	303,628	302,880
Total liabilities and partners’ capital	$959,447	$975,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2024	2023	2024	2023
Net sales	$132,901	$183,005	$260,565	$409,266
Operating costs and expenses:
Cost of materials and other	26,114	33,410	51,441	69,989
Direct operating expenses (exclusive of depreciation and amortization)	46,870	55,759	102,539	113,303
Depreciation and amortization	20,040	19,755	39,331	34,965
Cost of sales	93,024	108,924	193,311	218,257
Selling, general and administrative expenses	6,308	7,291	13,618	14,675
Loss on asset disposal	5	64	13	256
Operating income	33,564	66,726	53,623	176,078
Other (expense) income:
Interest expense, net	(7,510)	(6,919)	(15,175)	(14,093)
Other income (expense), net	165	52	325	(212)
Income before income tax expense	26,219	59,859	38,773	161,773
Income tax expense (benefit)	—	2	(25)	46
Net income	$26,219	$59,857	$38,798	$161,727

Basic and diluted earnings per common unit	$2.48	$5.66	$3.67	$15.30

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2023	10,569,637	$302,879	$1	$302,880
Net income	—	12,579	—	12,579
Cash distributions to common unitholders - Affiliates	—	(6,539)	—	(6,539)
Cash distributions to common unitholders - Non-affiliates	—	(11,218)	—	(11,218)
Balance at March 31, 2024	10,569,637	297,701	1	297,702
Net income	—	26,219	—	26,219
Cash distributions to common unitholders - Affiliates	—	(7,472)	—	(7,472)
Cash distributions to common unitholders - Non-affiliates	—	(12,821)	—	(12,821)
Balance at June 30, 2024	10,569,637	$303,627	$1	$303,628

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811
Net income	—	101,870	—	101,870
Cash distributions to common unitholders - Affiliates	—	(40,866)	—	(40,866)
Cash distributions to common unitholders - Non-affiliates	—	(70,115)	—	(70,115)
Balance at March 31, 2023	10,569,637	402,699	1	402,700
Net income	—	59,857	—	59,857
Cash distributions to common unitholders - Affiliates	—	(40,594)	—	(40,594)
Cash distributions to common unitholders - Non-affiliates	—	(69,647)	—	(69,647)
Balance at June 30, 2023	10,569,637	$352,315	$1	$352,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$38,798	$161,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,331	34,965
Share-based compensation	2,702	4,136
Other adjustments	323	752
Change in assets and liabilities:
Current assets and liabilities	(29,428)	(10,704)
Non-current assets and liabilities	(701)	411
Net cash provided by operating activities	51,025	191,287
Cash flows from investing activities:
Capital expenditures	(14,263)	(7,591)
Proceeds from sale of assets	2	—
Return of equity method investment	3,531	19,885
Net cash (used in) provided by investing activities	(10,730)	12,294
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(14,011)	(81,460)
Cash distributions to common unitholders - Non-affiliates	(24,039)	(139,762)
Other financing activities	—	1
Net cash used in financing activities	(38,050)	(221,221)
Net increase (decrease) in cash and cash equivalents	2,245	(17,640)
Cash and cash equivalents, beginning of period	45,279	86,339
Cash and cash equivalents, end of period	$47,524	$68,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2024 | 8

CVR PARTNERS, LP AND SUBSIDIARIES
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

Interest Holders

As of June 30, 2024, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (the “General Partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of June 30, 2024, Icahn Enterprises L.P. and its affiliates owned approximately 66% of the common stock of CVR Energy.

Management and Operations

The Partnership, including the General Partner, is managed by a combination of the Board, the General Partner’s executive officers, CVR Services (as sole member of the General Partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, the General Partner, CVR Energy, and certain of their respective subsidiaries, including certain services agreements. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the General Partner’s directors or officers, whether on an annual or continuing basis or otherwise.

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

(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of CVR Partners and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from these condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2023 audited consolidated financial statements and notes thereto included in the 2023 Form 10-K.

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

June 30, 2024 | 9

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and measures of a segment’s profit and loss used in assessing performance. This standard is effective for the Partnership’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. Early adoption is permitted. While the Partnership continues to evaluate the effects of adopting this new accounting guidance, it currently expects additional disclosures will be included for its annual and interim reporting periods beginning December 31, 2024.

(3) Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Finished goods	$23,484	$15,015
Raw materials	2,629	2,472
Parts, supplies and other	54,497	51,678
Total inventories	$80,610	$69,165

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Machinery and equipment	$1,451,443	$1,446,728
Buildings and improvements	18,193	18,193
Automotive equipment	16,174	16,208
Land and improvements	14,959	14,959
Construction in progress	23,252	19,075
Other	2,904	2,758
	1,526,925	1,517,921
Less: Accumulated depreciation and amortization	(798,722)	(756,898)
Total property, plant, and equipment, net	$728,203	$761,023

For the three and six months ended June 30, 2024, depreciation and amortization expense related to property, plant, and equipment was $19.8 million and $38.9 million, respectively, compared to $19.6 million and $34.6 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, capitalized interest was $0.3 million and $0.5 million, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

June 30, 2024 | 10

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended June 30, 2024 and December 31, 2023, the Partnership updated the estimated useful lives of certain assets as a result of planned asset retirements, including granular urea production assets, which resulted in additional depreciation expense for the three and six months ended June 30, 2024 of $3.4 million and $5.9 million, respectively.

During the six months ended June 30, 2024, the Partnership did not identify the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.

(5) Equity Method Investment

As part of a series of agreements entered into with unaffiliated parties in January 2023 with the objective to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”), the Partnership received a 50% interest in CVR-CapturePoint Parent, LLC (“CVRP JV”) in connection with a modification to a carbon oxide contract (“CO Contract”) with a customer. The Partnership applied the variable interest entity (“VIE”) model under FASB ASC Topic 810, Consolidation, to its variable interest in CVRP JV and determined that CVRP JV is a VIE. While the Partnership concluded it is not the primary beneficiary of CVRP JV, it does have significant influence over CVRP JV’s operating and financial policies and, therefore, applied the equity method of accounting for its investment in CVRP JV.

The Partnership valued the equity interest received using a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. The fair value of the consideration received, which was a non-recurring Level 3 measurement as defined by FASB ASC Topic 820, Fair Value Measurements, was estimated to be $46.0 million in January 2023 based on the use of the Partnership’s own assumptions described above at the time the Partnership.

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

(in thousands)	CVRP JV
Balance at December 31, 2023	$24,518
Cash contributions	3
Cash distributions (1)	(2,781)
Equity loss	(1)
Balance at March 31, 2024	21,739
Cash contributions	4
Cash distributions	(757)
Equity loss	(3)
Balance at June 30, 2024	$20,983

(1)Includes a $2.2 million distribution to the Partnership for CVRP JV exceeding certain carbon oxide capture and sequestration milestones during 2023.

June 30, 2024 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Leases

Balance Sheet Summary as of June 30, 2024 and December 31, 2023

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating leases at June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
ROU asset, net
Railcars	$14,788	$12,032
Real estate and other	1,947	2,007
Lease liability
Railcars	14,704	12,032
Real estate and other	296	268

Lease Expense Summary for the Three and Six Months Ended June 30, 2024 and 2023

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other. For the three and six months ended June 30, 2024 and 2023, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,418	$1,143	$2,576	$2,366
Short-term lease expense	812	619	1,501	1,269

The Partnership has entered into the following material lease commitments that have not yet commenced:
•CRNF is party to an On-Site Product Supply Agreement with Messer LLC. Based on terms outlined in this agreement, the Partnership expects the lease to be classified as a finance lease with an estimated $20 million to $25 million being capitalized upon lease commencement when the asset is placed in service, which is currently expected to occur in the second half of 2024. Refer to Part II, Item 8, Note 6 (“Leases”) of our 2023 Form 10-K for further information.

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Personnel accruals	$6,345	$8,404
Operating lease liabilities	4,047	3,176
Sales incentives	2,763	1,585
Share-based compensation	2,214	1,195
Accrued taxes other than income taxes	1,777	1,825
Accrued interest	1,404	1,404
Other accrued expenses and liabilities	3,362	3,283
Total other current liabilities	$21,912	$20,872

June 30, 2024 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Unamortized debt issuance costs	(2,426)	(2,692)
Total long-term debt	$547,574	$547,308

(1)The 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) had an estimated fair value of $528.5 million and $513.1 million as of June 30, 2024 and December 31, 2023, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2024	Outstanding Letters of Credit	Available Capacity as of June 30, 2024	Maturity Date
ABL Credit Facility	$50,000	$—	$—	$50,000	September 26, 2028

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2024.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Ammonia	$22,360	$56,032	$59,261	$93,532
UAN	88,685	103,773	164,456	268,115
Urea products	8,355	7,201	13,498	15,371
Net sales, exclusive of freight and other	119,400	167,006	237,215	377,018
Freight revenue (1)	9,275	10,910	15,483	21,846
Other revenue (2)	4,226	5,089	7,867	10,402
Total revenue	$132,901	$183,005	$260,565	$409,266

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

As of June 30, 2024, the Partnership had approximately $31.8 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $7.7 million of these

June 30, 2024 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
performance obligations as revenue by the end of 2024, $11.4 million in 2025, an additional $10.4 million in 2026, and the remaining balance in 2027.

Contract Balances

During the six months ended June 30, 2024 and 2023, the Partnership recognized revenue of $12.5 million and $46.2 million, respectively, that was included in the deferred revenue balances as of December 31, 2023 and December 31, 2022, respectively.

(10) Share-Based Compensation

A summary of compensation expense for the three and six months ended June 30, 2024 and 2023 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Phantom Unit Awards	$587	$1,556	$1,658	$2,464
Other Awards (1)	88	647	1,044	1,672
Total share-based compensation expense	$675	$2,203	$2,702	$4,136

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

(11) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies to those disclosed in the 2023 Form 10-K and in the Form 10-Q for the period ended March 31, 2024. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact to its consolidated financial statements.

45Q Transaction

Under the agreements entered into in connection with the 45Q Transaction, the Partnership’s subsidiary, CRNF, is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15.0 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45.0 million cap, if these minimum quantities are not delivered. The Partnership issued a guarantee to the unaffiliated third-party investors and certain of their affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and CVRP JV, which include the aforementioned fees. This guarantee has no impacts on the accounting records of the Partnership unless the parties fail to comply with the terms of the 45Q Transaction contracts.

June 30, 2024 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosures:
Cash paid for interest	$17,070	$17,069
Cash paid for income taxes, net of refunds	83	240
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,294	1,918
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	(4,757)	2,223

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and six months ended June 30, 2024 and 2023 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Sales to related parties: (1)
CVR Energy subsidiary	$99	$4	$121	$4
CVRP JV	641	1,095	1,258	2,347
Expenses from related parties: (2)
CVR Energy subsidiary	3,477	5,230	7,396	12,986
CVR Services	6,214	7,153	13,150	14,986

	June 30, 2024	December 31, 2023
Accounts payable to affiliates (3)	$5,959	$5,319

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
(3)Consists primarily of amounts payable to CVR Energy subsidiaries under the Coffeyville MSA and Corporate MSA.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present

June 30, 2024 | 15

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2024 and 2023 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
Total 2024 quarterly distributions		$3.60	$24,039	$14,011	$38,050

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

For the second quarter of 2024, the Partnership, upon approval by the Board on July 29, 2024, declared a distribution of $1.90 per common unit, or $20.1 million, which is payable August 19, 2024 to unitholders of record as of August 12, 2024. Of this amount, CVR Energy will receive approximately $7.4 million, with the remaining amount payable to public unitholders.

June 30, 2024 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2024 (the “2023 Form 10-K”). Results of operations for the three and six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

June 30, 2024 | 17

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

General Business Environment

The Partnership believes the general business environment in which it operates will continue to remain volatile, driven by uncertainty around the availability and prices of its feedstocks, demand for and prices of its products, inflation, and existing and potential future global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively impacted if economic conditions decline and remain volatile. The Partnership is not able at this time to predict the extent to which these events may have a material, or any, effect on its financial or operational results in future periods.

June 30, 2024 | 18

Regulatory Environment - Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption, can, and have, directly impact our business. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the conventional biofuel blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

There have been several proposed and enacted climate-related rules, in various stages of approval, that, if finalized, would demand considerable efforts to comply with new compliance requirements and could impact our disclosure controls and procedures as well as require additional disclosures in our regulatory filings.

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

Geopolitical Matters - The conflict in the Middle East, which began in October 2023 and may continue to escalate, and the ongoing Russia-Ukraine war, could significantly impact global fertilizer and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below as of June 30, 2024.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 14 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2024/2025. Multiple refiners have announced renewable diesel expansion projects for 2024 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2024 farmers will plant 91.5 million corn acres, representing a decrease of 3.3% compared to 94.6 million corn acres in 2023. Planted soybean acres are estimated to be 86.1 million, representing an increase of 3.0% compared to 83.6 million soybean acres in 2023. The combined estimated corn and soybean planted acres of 177.6 million represents a decrease of 0.4% compared to the acreage planted in 2023. Due to lower input costs in 2024 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2024. Inventory levels of corn and soybeans are expected to be supportive of grain prices for the remainder of 2024.

Ethanol is blended with gasoline to meet requirements under the Renewable Fuel Standard of the Clean Air Act and for its octane value. Since 2010, ethanol production has historically consumed 38% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through June 30, 2024.

June 30, 2024 | 19

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,100
1,000
900
Barrels per day
(in thousands)
1,047
2022
2023
2024
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2024.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2024.

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

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices, and the resulting capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2024 through 2026. Although pet coke prices have been elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices fell in 2023, third-party pet coke prices have declined into 2024.

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

June 30, 2024 | 20

The charts below show relevant market indicators by month through June 30, 2024:

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

June 30, 2024 | 21

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the three and six months ended June 30, 2024 and 2023. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

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
On a consolidated basis for the three months ended June 30, 2024, utilization increased to 102% compared to 100% for the three months ended June 30, 2023 due to the facilities operating largely as planned with reduced downtime compared to the prior period. For the six months ended June 30, 2024, utilization decreased to 96% compared to 103% for the six months ended June 30, 2023 primarily due to the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended June 30, 2024 versus June 30, 2023

Sales Volumes (thousands of tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
90
60
30
0
Ammonia
400
200
0
UAN
43
330
79
329
2024
2023

Ammonia
UAN
800
600
400
200
400
300
200
100
Ammonia
UAN
$520
$268
$707
$316
2024
2023

June 30, 2024 | 22

Operating Highlights for the Six Months Ended June 30, 2024 versus June 30, 2023

Sales Volumes (thousands of tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
150
100
50
0
800
600
400
200
Ammonia
UAN
113
614
121
688
2024
2023

Ammonia
UAN
800
600
400
200
Ammonia
400
300
200
100
UAN
$525
$268
$770
$390
2024
2023

For the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, total product sales volumes were unfavorable due to shifting more product sales into the first quarter of 2024 as weather was favorable for an early application during the second quarter of 2024 and reduced production volumes due to the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024. For the three and six months ended June 30, 2024, total product sales prices were unfavorable driven by sales price decreases of 26% and 32%, respectively, for ammonia and 15% and 31%, respectively, for UAN. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices reducing input costs and driving an overall decrease in the market prices during the current period.

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2024	2023	2024	2023
Ammonia (gross produced)	221	219	414	442
Ammonia (net available for sale)	69	70	130	132
UAN	337	339	643	705

June 30, 2024 | 23

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Petroleum coke used in production (thousands of tons)	133	124	261	255
Petroleum coke used in production (dollars per ton)	$62.96	$73.91	$69.21	$75.62
Natural gas used in production (thousands of MMBtus) (1)	2,213	2,194	4,361	4,296
Natural gas used in production (dollars per MMBtu) (1)	$1.93	$2.35	$2.51	$4.02
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,855	2,403	3,620	3,718
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$1.85	$4.11	$2.65	$5.41

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Six Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, the Partnership’s operating income and net income were $33.6 million and $26.2 million, respectively, compared to operating income and net income of $66.7 million and $59.9 million, respectively, for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Partnership’s operating income and net income were $53.6 million and $38.8 million, respectively, compared to operating income and net income of $176.1 million and $161.7 million, respectively, for the six months ended June 30, 2023. These decreases were driven primarily by lower product sales prices attributable to natural gas prices reducing input costs and driving an overall decrease in the market prices.

Net Sales	Operating Income

$ (in millions)
450
375
300
225
150
75
0
$132.9
$183.0
$260.6
$409.3
Q2
YTD
2024
2023

$ (in millions)
200
150
100
50
0
$33.6
$66.7
$53.6
$176.1
Q2
YTD
2024
2023

June 30, 2024 | 24

Net Income	EBITDA (1)

200
150
100
50
0
$ (in millions)
$26.2
$59.9
$38.8
$161.7
Q2
YTD
2024
2023

300
225
150
75
0
$ (in millions)
$53.8
$86.5
$93.3
$210.8
Q2
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended June 30, 2024, net sales was $132.9 million compared to $183.0 million for the three months ended June 30, 2023. The decrease was primarily due to unfavorable UAN and ammonia sales prices resulting in reduced revenues of $23.7 million and unfavorable ammonia sales volume contributing $25.6 million in lower revenue compared to the three months ended June 30, 2023.

The following table demonstrates the impact of changes in sales volume and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

(in thousands)	Price Variance	Volume Variance
UAN	$(15,683)	$484
Ammonia	(8,044)	(25,628)

The $187 and $48 per ton decreases in ammonia and UAN sales pricing, respectively, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 were primarily attributable to natural gas prices reducing input costs and driving an overall decrease in the market prices. The decrease in ammonia sales volume for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to shifting more product into the first quarter as weather was favorable for an early application.

For the six months ended June 30, 2024, net sales was $260.6 million compared to $409.3 million for the six months ended June 30, 2023. This decrease was primarily due to unfavorable UAN and ammonia pricing conditions and sales volumes which contributed $102.5 million and $35.5 million, respectively, in lower revenues compared to the six months ended June 30, 2023.

The following table demonstrates the impact of changes in sales volume and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

(in thousands)	Price Variance	Volume Variance
UAN	$(74,951)	$(28,818)
Ammonia	(27,573)	(6,663)

The $245 and $122 per ton decreases in ammonia and UAN sales pricing, respectively, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily attributable to natural gas prices reducing input costs and driving an overall decrease in the market prices, paired with increased global supplies of nitrogen fertilizer. The decreases in

June 30, 2024 | 25

UAN and ammonia sales volumes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to lower UAN and ammonia production volumes as a result of the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024.

Cost of Materials and Other	Direct Operating Expenses (1)

$ (in millions)
100
75
50
25
0
$26.1
$33.4
$51.4
$70.0
Q2
YTD
2024
2023

150
100
50
0
$ (in millions)
$46.9
$55.8
$102.5
$113.3
Q2
YTD
2024
2023

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three and six months ended June 30, 2024, cost of materials and other was $26.1 million and $51.4 million, respectively, compared to $33.4 million and $70.0 million for the three and six months ended June 30, 2023, respectively. These decreases were driven primarily by lower natural gas and refinery pet coke prices in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three and six months ended June 30, 2024, direct operating expenses (exclusive of depreciation and amortization) were $46.9 million and $102.5 million, respectively, compared to $55.8 million and $113.3 million, respectively, for the three and six months ended June 30, 2023. These decreases were primarily a result of decreased utility costs from lower natural gas and electricity prices, partially offset by increased repairs and maintenance costs in the current period.

Depreciation and Amortization	Selling, General, and Administrative Expenses

$ (in millions)
40
20
0
$20.0
$19.8
$39.3
$35.0
Q2
YTD
2024
2023

20
10
0
$ (in millions)
$6.3
$7.3
$13.6
$14.7
Q2
YTD
2024
2023

Depreciation and Amortization Expense - For the three and six months ended June 30, 2024, depreciation and amortization expense was $20.0 million and $39.3 million, respectively, compared to $19.8 million and $35.0 million for the three and six months ended June 30, 2023, respectively. While depreciation and amortization expense remained consistent during the three

June 30, 2024 | 26

months ended June 30, 2024, the increase during the six months ended June 30, 2024 was primarily due to accelerated depreciation related to planned asset retirements, including granular plant production assets, and due to additions to property, plant, and equipment during the current period, partially offset by fluctuations in depreciation capitalized to inventory and retirement of fully depreciated assets.

Selling, General, and Administrative Expenses - For the three and six months ended June 30, 2024, Selling, general and administrative expenses was $6.3 million and $13.6 million, respectively, compared to $7.3 million and $14.7 million, respectively, for the three and six months ended June 30, 2023. The decreases were primarily related to lower share-based compensation due to a decrease in market prices for CVR Partners’ common units in the current period.

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

The following are non-GAAP measures we present for the periods ended June 30, 2024 and 2023:

EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.

Adjusted EBITDA - EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our underlying operational results of the period or that may obscure results and trends we deem useful.

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

June 30, 2024 | 27

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$26,219	$59,857	$38,798	$161,727
Interest expense, net	7,510	6,919	15,175	14,093
Income tax expense (benefit)	—	2	(25)	46
Depreciation and amortization	20,040	19,755	39,331	34,965
EBITDA and Adjusted EBITDA	53,769	86,533	93,279	210,831
Current reserve for operating activities (1)	(8,485)	(29,141)	(16,970)	(38,282)
Current reserve for investing activities (2)	(25,171)	(13,614)	(35,884)	(18,478)
Available cash for distribution (3) (4)	$20,113	$43,778	$40,425	$154,071

Common units outstanding	10,570	10,570	10,570	10,570

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
(4)The Partnership declared and paid a $1.68 and $1.92 cash distribution related to the fourth quarter of 2023 and the first quarter of 2024, respectively, and declared a cash distribution of $1.90 per common unit related to the second quarter of 2024 to be paid in August 2024.

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

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2024, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

June 30, 2024 | 28

Cash and Other Liquidity

As of June 30, 2024, we had cash and cash equivalents of $47.5 million, and combined with $50.0 million available under our ABL Credit Facility, we had total liquidity of $97.5 million as of June 30, 2024. As of December 31, 2023, we had $45.3 million in cash and cash equivalents. Long-term debt consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(2,426)	(2,692)
Total long-term debt	$547,574	$547,308

As of June 30, 2024, the Partnership had the 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2023 Form 10-K for further information.

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

Our total capital expenditures for the six months ended June 30, 2024, along with our estimated expenditures for 2024 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2024	2024
Maintenance capital	$9,103	$29,000 - 31,000
Growth capital	403	11,000 - 12,000
Total capital expenditures	$9,506	$40,000 - 43,000

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

June 30, 2024 | 29

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

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
Total 2024 quarterly distributions		$3.60	$24,039	$14,011	$38,050

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

For the second quarter of 2024, the Partnership, upon approval by the Board on July 29, 2024, declared a distribution of $1.90 per common unit, or $20.1 million, which is payable August 19, 2024 to unitholders of record as of August 12, 2024. Of this amount, CVR Energy will receive approximately $7.4 million, with the remaining amount payable to public unitholders.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net cash flow provided by (used in):
Operating activities	$51,025	$191,287	$(140,262)
Investing activities	(10,730)	12,294	(23,024)
Financing activities	(38,050)	(221,221)	183,171
Net increase (decrease) in cash and cash equivalents	$2,245	$(17,640)	$19,885

Cash Flows from Operating Activities

The change in net cash flows from operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily due to decreases of $122.9 million in net income and $18.7 million in working capital during 2024 due to lower product sales prices and sales volumes.

Cash Flows from Investing Activities

The change in net cash flows from investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to a decrease in distributions received from CVR Partners’ equity method investment of $16.4 million associated with the 45Q Transaction in 2024 and an increase in capital expenditures of $6.7 million during 2024 resulting from an increase in various capital projects in the current period compared to 2023.

June 30, 2024 | 30

Cash Flows from Financing Activities

The change in net cash flows from financing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to a decrease in cash distributions paid of $183.2 million in 2024 compared to 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2023 Form 10-K. No modifications have been made during the three and six months ended June 30, 2024 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and six months ended June 30, 2024 as compared to the risks discussed in Part II, Item 7A of our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

June 30, 2024 | 31

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

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2024 | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

July 30, 2024	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

July 30, 2024	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2024 | 33