Form 10-Q
period 2024-09-30
CVR PARTNERS, LP
filed 2024-10-29
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 25, 2024.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2024

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	32
	Condensed Consolidated Balance Sheets - September 30, 2024 and December 31, 2023 (unaudited)	5	Item 1A.	Risk Factors	32
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	6	Item 5.	Other Information	32
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	7	Item 6.	Exhibits	32
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2024 and 2023 (unaudited)	8	Signatures		33
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2024 | 2

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
•the supply, availability, and prices of raw materials and the effects of inflation thereupon;
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
•political uncertainty in light of the upcoming November 2024 United States presidential election and impacts to the oil and gas industry and the United States economy generally as a result of actions taken by a new administration;
•erosion of demand for our products due to or other impacts of climate change and environmental, social and governance initiatives or other factors, whether from regulators, rating agencies, lenders, investors, litigants, customers, vendors, the public or others;
•alternative energy or fuel sources and impacts on corn prices (ethanol), and the end-use and application of fertilizers;

September 30, 2024 | 3

•risks of terrorism, cybersecurity attacks, the security of chemical manufacturing facilities and other matters beyond our control;
•political disturbances, geopolitical conflicts, instability (including but not limited to volatility in the capital, credit and commodities markets and in the global economy) and tensions, and associated changes in global trade policies and economic sanctions, including, but not limited to, in connection with the Russia-Ukraine war and the conflict in the Middle East and any continued spread or expansion thereof, and any other ongoing or potential global or regional conflicts;
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
•control of our general partner by CVR Energy and control of CVR Energy by its controlling shareholder, including but not limited to competition, transactions, and/or conflicts with CVR Energy and its affiliates;
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

September 30, 2024 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$110,539	$45,279
Accounts receivable, net	36,007	41,893
Inventories	75,302	69,165
Prepaid expenses	3,956	8,078
Other current assets	821	1,454
Total current assets	226,625	165,869
Property, plant, and equipment, net	714,987	761,023
Other long-term assets	45,014	48,440
Total assets	$986,626	$975,332

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$29,379	$33,486
Accounts payable to affiliates	4,680	5,319
Deferred revenue	39,340	15,796
Other current liabilities	31,785	20,872
Total current liabilities	105,184	75,473
Long-term liabilities:
Long-term debt, net	547,710	547,308
Long-term deferred revenue	28,552	33,311
Other long-term liabilities	17,828	16,360
Total long-term liabilities	594,090	596,979
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	287,351	302,879
General partner interest	1	1
Total partners’ capital	287,352	302,880
Total liabilities and partners’ capital	$986,626	$975,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2024	2023	2024	2023
Net sales	$125,203	$130,592	$385,769	$539,858
Operating costs and expenses:
Cost of materials and other	26,263	31,004	77,704	100,993
Direct operating expenses (exclusive of depreciation and amortization)	55,761	58,459	158,300	171,761
Depreciation and amortization	24,732	24,119	64,063	59,084
Cost of sales	106,756	113,582	300,067	331,838
Selling, general and administrative expenses	7,447	7,805	21,065	22,479
Loss on asset disposal	4	1,067	17	1,324
Operating income	10,996	8,138	64,620	184,217
Other (expense) income:
Interest expense, net	(7,241)	(7,501)	(22,416)	(21,594)
Other income (expense), net	52	125	376	(88)
Income before income tax expense	3,807	762	42,580	162,535
Income tax expense (benefit)	—	31	(25)	77
Net income	$3,807	$731	$42,605	$162,458

Basic and diluted earnings per common unit	$0.36	$0.07	$4.03	$15.37

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2023	10,569,637	$302,879	$1	$302,880
Net income	—	12,579	—	12,579
Cash distributions to common unitholders - Affiliates	—	(6,539)	—	(6,539)
Cash distributions to common unitholders - Non-affiliates	—	(11,218)	—	(11,218)
Balance at March 31, 2024	10,569,637	297,701	1	297,702
Net income	—	26,219	—	26,219
Cash distributions to common unitholders - Affiliates	—	(7,472)	—	(7,472)
Cash distributions to common unitholders - Non-affiliates	—	(12,821)	—	(12,821)
Balance at June 30, 2024	10,569,637	303,627	1	303,628
Net income	—	3,807	—	3,807
Cash distributions to common unitholders - Affiliates	—	(7,395)	—	(7,395)
Cash distributions to common unitholders - Non-affiliates	—	(12,688)	—	(12,688)
Balance at September 30, 2024	10,569,637	$287,351	$1	$287,352

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811
Net income	—	101,870	—	101,870
Cash distributions to common unitholders - Affiliates	—	(40,866)	—	(40,866)
Cash distributions to common unitholders - Non-affiliates	—	(70,115)	—	(70,115)
Balance at March 31, 2023	10,569,637	402,699	1	402,700
Net income	—	59,857	—	59,857
Cash distributions to common unitholders - Affiliates	—	(40,594)	—	(40,594)
Cash distributions to common unitholders - Non-affiliates	—	(69,647)	—	(69,647)
Balance at June 30, 2023	10,569,637	352,315	1	352,316
Net income	—	731	—	731
Cash distributions to common unitholders - Affiliates	—	(16,113)	—	(16,113)
Cash distributions to common unitholders - Non-affiliates	—	(27,646)	—	(27,646)
Balance at September 30, 2023	10,569,637	$309,287	$1	$309,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$42,605	$162,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,063	59,084
Share-based compensation	3,416	7,966
Other adjustments	506	2,008
Change in assets and liabilities:
Current assets and liabilities	27,060	29,158
Non-current assets and liabilities	100	715
Net cash provided by operating activities	137,750	261,389
Cash flows from investing activities:
Capital expenditures	(18,728)	(13,744)
Return of equity method investment	4,371	20,672
Net cash (used in) provided by investing activities	(14,357)	6,928
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(21,406)	(97,572)
Cash distributions to common unitholders - Non-affiliates	(36,727)	(167,408)
Payment of deferred financing costs	—	(501)
Net cash used in financing activities	(58,133)	(265,481)
Net increase in cash and cash equivalents	65,260	2,836
Cash and cash equivalents, beginning of period	45,279	86,339
Cash and cash equivalents, end of period	$110,539	$89,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2024 | 8

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

Interest Holders

As of September 30, 2024, public common unitholders held approximately 63% of the Partnership’s outstanding limited partner interests; CVR Services, LLC (“CVR Services”), a wholly owned subsidiary of CVR Energy, held the remaining approximately 37% of the Partnership’s outstanding limited partner interests; and CVR GP, LLC (the “General Partner”), a wholly owned subsidiary of CVR Energy, held 100% of the Partnership’s general partner interest. As of September 30, 2024, Icahn Enterprises L.P. and its affiliates owned approximately 66% of the common stock of CVR Energy.

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

September 30, 2024 | 9

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

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Partnership’s annual reporting beginning January 1, 2025 with early adoption permitted. While the Partnership does not expect adoption will have a material impact on its consolidated financial statements, it currently expects additional disclosures will be included for its annual and interim reporting periods beginning December 31, 2025. The Partnership does not intend to early adopt this ASU.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures about significant segment expenses and information used in assessing segment performance on an annual and interim basis. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures under the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. This standard is effective for the Partnership’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. While the Partnership continues to evaluate the effects of adopting this new accounting guidance, it currently expects additional disclosures will be included for its annual and interim reporting periods beginning December 31, 2024.

(3) Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Finished goods	$20,111	$15,015
Raw materials	2,105	2,472
Parts, supplies and other	53,086	51,678
Total inventories	$75,302	$69,165

(4) Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Machinery and equipment	$1,457,492	$1,446,728
Buildings and improvements	18,193	18,193
Automotive equipment	16,119	16,208
Land and improvements	14,959	14,959
Construction in progress	23,740	19,075
Other	2,916	2,758
	1,533,419	1,517,921
Less: Accumulated depreciation and amortization	(818,432)	(756,898)
Total property, plant, and equipment, net	$714,987	$761,023

For the three and nine months ended September 30, 2024, depreciation and amortization expense related to property, plant, and equipment was $24.5 million and $63.3 million, respectively, which includes $4.9 million and $10.6 million, respectively, of additional depreciation expense, which resulted from the Partnership updating the estimated useful lives of certain assets due to planned asset retirements, including granular urea production assets, compared to $23.9 million and $58.5 million for the three and nine months ended September 30, 2023, respectively.

September 30, 2024 | 10

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three and nine months ended September 30, 2024, capitalized interest was $0.2 million and $0.7 million, respectively, compared to $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

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

The Partnership valued the equity interest received using a combination of the market approach and the discounted cash flow methodology with key inputs including the discount rate, contractual and expected future cash flows, and market multiples. The fair value of the consideration received, which was a non-recurring Level 3 measurement as defined by FASB ASC Topic 820, Fair Value Measurements, was estimated to be $46.0 million in January 2023 based on the use of the Partnership’s own assumptions described above.

The Partnership deferred the recognition of the noncash consideration received at inception and has been recognizing the associated revenue proportionally as the performance obligations associated with the CO Contract are satisfied. Refer to Note 9 (“Revenue”) for further discussion. The Partnership has elected to record its share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV will reduce the Partnership’s equity method investment and will be recorded in the period they are received. The investment in CVRP JV is presented within Other long-term assets on our Condensed Consolidated Balance Sheets:

(in thousands)	CVRP JV
Balance at December 31, 2023	$24,518
Cash contributions	3
Cash distributions (1)	(2,781)
Equity loss	(1)
Balance at March 31, 2024	21,739
Cash contributions	4
Cash distributions	(757)
Equity loss	(3)
Balance at June 30, 2024	20,983
Cash distributions	(840)
Equity loss	(4)
Balance at September 30, 2024	$20,139

(1)Includes a $2.2 million distribution to the Partnership for CVRP JV exceeding certain carbon oxide capture and sequestration milestones during 2023.

September 30, 2024 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(6) Leases

Balance Sheet Summary as of September 30, 2024 and December 31, 2023

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating leases at September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
ROU asset, net
Railcars	$13,675	$12,032
Real estate and other	1,871	2,007
Lease liability
Railcars	13,597	12,032
Real estate and other	264	268

Lease Expense Summary for the Three and Nine Months Ended September 30, 2024 and 2023

We recognize operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other. For the three and nine months ended September 30, 2024 and 2023, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$1,450	$1,100	$4,026	$3,466
Short-term lease expense	684	1,031	2,186	2,300

Lease Commitments Not Yet Commenced

CRNF is party to an On-Site Product Supply Agreement with Messer LLC. Based on terms outlined in this agreement, the Partnership expects this contract to be recorded as a finance lease with approximately $21 million being capitalized upon lease commencement when the asset is placed in service, which is currently expected to occur in the fourth quarter of 2024. Refer to Part II, Item 8, Note 6 (“Leases”) of our 2023 Form 10-K for further information.

(7) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued interest	$9,826	$1,404
Personnel accruals	9,234	8,404
Operating lease liabilities	3,830	3,176
Share-based compensation	2,466	1,195
Accrued taxes other than income taxes	2,113	1,825
Sales incentives	553	1,585
Other accrued expenses and liabilities	3,763	3,283
Total other current liabilities	$31,785	$20,872

September 30, 2024 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Long-Term Debt

Long-term debt consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Unamortized debt issuance costs	(2,290)	(2,692)
Total long-term debt	$547,710	$547,308

(1)The 6.125% Senior Secured Notes, due June 2028 had an estimated fair value of $537.9 million and $513.1 million as of September 30, 2024 and December 31, 2023, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2024	Outstanding Letters of Credit	Available Capacity as of September 30, 2024	Maturity Date
ABL Credit Facility	$39,317	$—	$—	$39,317	September 26, 2028

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2024.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Ammonia	$24,614	$22,471	$83,875	$116,002
UAN	76,735	86,310	241,080	354,425
Urea products	8,137	7,723	21,635	23,094
Net sales, exclusive of freight and other	109,486	116,504	346,590	493,521
Freight revenue (1)	11,321	9,909	26,914	31,755
Other revenue (2)	4,396	4,179	12,265	14,582
Total revenue	$125,203	$130,592	$385,769	$539,858

(1)Freight revenue recognized by the Partnership represents the pass-through finished goods delivery costs incurred prior to customer acceptance and are reimbursed by customers. An offsetting expense for freight is included in Cost of materials and other.
(2)Includes revenue from (i) nitric acid sales and (ii) carbon oxide sales, including sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term through April 2030. Revenue, if any, from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of September 30, 2024, the Partnership had approximately $8.6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $0.9 million of these

September 30, 2024 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
performance obligations as revenue by the end of 2024, $4.1 million in 2025, an additional $3.2 million in 2026, and the remaining balance in 2027.

Contract Balances

During the nine months ended September 30, 2024 and 2023, the Partnership recognized revenue of $14.1 million and $46.4 million, respectively, that was included in the deferred revenue balances as of December 31, 2023 and December 31, 2022, respectively.

(10) Share-Based Compensation

A summary of compensation expense for the three and nine months ended September 30, 2024 and 2023 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Phantom Unit Awards	$447	$2,250	$2,105	$4,715
Other Awards (1)	267	1,580	1,311	3,251
Total share-based compensation expense	$714	$3,830	$3,416	$7,966

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

(11) Commitments and Contingencies

There have been no material changes in the Partnership’s commitments and contingencies to those disclosed in the 2023 Form 10-K and in the Forms 10-Q for the periods ended March 31, 2024 and June 30, 2024. In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While it is not possible to predict the outcome of such proceedings, if one or more of them were decided against us, the Partnership believes there would be no material impact to its consolidated financial statements.

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

September 30, 2024 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosures:
Cash paid for interest	$17,181	$17,123
Cash paid for income taxes, net of refunds	84	281
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,523	2,804
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	477	4,353

(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2024 and 2023 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Sales to related parties: (1)
CVR Energy subsidiary	$566	$—	$687	$4
CVRP JV	768	561	2,026	2,909
Expenses from related parties: (2)
CVR Energy subsidiary	3,573	3,812	10,969	16,798
CVR Services	6,773	6,687	19,925	21,672

	September 30, 2024	December 31, 2023
Accounts payable to affiliates (3)	$4,680	$5,319

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

September 30, 2024 | 15

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2024 and 2023 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	7,395	20,082
Total 2024 quarterly distributions		$5.50	$36,727	$21,406	$58,132

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

For the third quarter of 2024, the Partnership, upon approval by the Board on October 28, 2024, declared a distribution of $1.19 per common unit, or $12.6 million, which is payable November 18, 2024 to unitholders of record as of November 8, 2024. Of this amount, CVR Energy will receive approximately $4.6 million, with the remaining amount payable to public unitholders.

September 30, 2024 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data appearing in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 21, 2024 (the “2023 Form 10-K”). Results of operations for the three and nine months ended September 30, 2024 and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

September 30, 2024 | 17

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

General Business Environment

The Partnership believes the general business environment in which it operates will continue to remain volatile, driven by uncertainty around the availability and prices of its feedstocks, demand for and prices of its products, inflation, and existing and potential future global supply disruptions. As a result, future operating results and current and long-term financial conditions could be negatively impacted if economic conditions remain volatile and/or decline. The Partnership is not able at this time to predict the extent to which these conditions may have a material, or any, effect on its financial or operational results in future periods.

September 30, 2024 | 18

Regulatory Environment - Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption, can impact, and have directly impacted, our business. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025 which maintained the conventional biofuel blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

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

There have been several proposed and enacted climate-related rules and compliance requirements, in various stages of approval, that, if finalized, could demand considerable efforts to comply with and could impact our disclosure controls and procedures as well as require additional disclosures in our regulatory filings. In addition, the current political environment and upcoming presidential election in the United States create uncertainty regarding existing and future laws, regulations, policies, or rulings, including the reinterpretation or amplification thereof by regulators, which may impact our business, operations, compliance costs, results and market stability.

Geopolitical Matters - The conflict in the Middle East, which began in October 2023 and has continued to escalate, and the ongoing Russia-Ukraine war can significantly impact global fertilizer and agriculture markets. These conflicts pose significant geopolitical risks to global markets, raise concerns of major implications, such as the enforcement of sanctions, and could disrupt the production and trade of fertilizer, grains, and feedstock through several means, such as trade restrictions. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

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

Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below.

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

The United States Department of Agriculture (“USDA”) estimates that in spring 2024 farmers planted 90.7 million corn acres, representing a decrease of 4.1% compared to 94.6 million corn acres in 2023. Planted soybean acres are estimated to be 87.1 million, representing an increase of 4.2% compared to 83.6 million soybean acres in 2023. The combined estimated corn and soybean planted acres of 177.8 million represents a nominal decrease compared to the acreage planted in 2023. Due to lower input costs in 2024 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2024. Inventory levels of corn and soybeans are expected to be supportive of grain prices for the remainder of 2024.

September 30, 2024 | 19

Ethanol is blended with gasoline to meet requirements under the Renewable Fuel Standard of the Clean Air Act and for its octane value. Since 2010, ethanol production has historically consumed 38% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the chart below.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,100
1,000
900
Barrels per day
(in thousands)
1,035
2022
2023
2024
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2024.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2024.

Weather continues to be a critical variable for crop production. Even with high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near historical 10-year averages and prices have remained elevated. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2024 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2022/2023 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2023 and remain below the 2021/2022 price levels. The decline in natural gas prices, and the resulting capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility for the rest of 2024 through 2026. Although pet coke prices had been elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices fell in 2023, third-party pet coke prices have declined into 2024 and are expected to decline further in 2025.

Partnership Initiatives

The Partnership continues to conduct engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its Coffeyville Facility. Based on these studies, we believe the Coffeyville Facility could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the plant. If this project is approved by the board of directors of our general partner (the “Board”) and successfully implemented, it could allow the Partnership to choose the optimal feedstock mix for production and would make the Coffeyville Facility the only nitrogen fertilizer plant in the United States with that feedstock flexibility.

September 30, 2024 | 20

The charts below show relevant market indicators by month through September 30, 2024:

Ammonia and UAN Market Pricing (1)

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

September 30, 2024 | 21

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the three and nine months ended September 30, 2024 and 2023. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

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
On a consolidated basis for the three months ended September 30, 2024, utilization decreased to 97% compared to 99% for the three months ended September 30, 2023 due to minor unplanned outages at both facilities in the current period. For the nine months ended September 30, 2024, utilization decreased to 96% compared to 101% for the nine months ended September 30, 2023 primarily due to the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 and other minor unplanned outages at both facilities in the current period.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Operating Highlights for the Three Months Ended September 30, 2024 versus September 30, 2023

Sales Volumes (thousands of tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
75
50
25
0
Ammonia
62
336
62
387
400
200
0
UAN
2024
2023

Ammonia
UAN
500
400
300
200
100
Ammonia
$399
$229
$365
$223
2024
2023
400
300
200
100
UAN

September 30, 2024 | 22

Operating Highlights for the Nine Months Ended September 30, 2024 versus September 30, 2023

Sales Volumes (thousands of tons)	Product Pricing at Gate ($ per ton)

Ammonia
UAN
240
160
80
0
Ammonia
1,200
1,000
800
600
400
200
UAN
175
950
183
1,075
2024
2023

Ammonia
UAN
$633
$330
$481
$254
600
400
200
Ammonia
400
300
200
100
UAN
2024
2023

For the three and nine months ended September 30, 2024, total product sales volumes were unfavorable compared to the three and nine months ended September 30, 2023, due to reduced production volumes resulting from the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 and minor unplanned outages at both facilities in the current period. For the three months ended September 30, 2024, ammonia and UAN sales prices were favorable compared to the three months ended September 30, 2023, primarily due to lower producer and customer inventories ahead of the fall season in the current period. For the nine months ended September 30, 2024, ammonia and UAN sales prices were unfavorable compared to the nine months ended September 30, 2023, primarily due to lower natural gas prices reducing input costs and driving an overall decrease in market prices during the current period.

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2024	2023	2024	2023
Ammonia (gross produced)	212	217	626	660
Ammonia (net available for sale)	61	68	191	200
UAN	321	358	964	1,063

September 30, 2024 | 23

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for both facilities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Petroleum coke used in production (thousands of tons)	133	131	395	386
Petroleum coke used in production (dollars per ton)	$44.69	$84.09	$60.93	$78.49
Natural gas used in production (thousands of MMBtus) (1)	2,082	2,133	6,443	6,429
Natural gas used in production (dollars per MMBtu) (1)	$2.19	$2.67	$2.40	$3.57
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,783	2,636	5,403	6,354
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.18	$2.51	$2.50	$4.21

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three and Nine Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, the Partnership’s operating income and net income were $11.0 million and $3.8 million, respectively, compared to operating income and net income of $8.1 million and $0.7 million, respectively, for the three months ended September 30, 2023. These increases were driven primarily by a decrease in utility costs due to lower natural gas and electricity prices, combined with favorable personnel costs related to share-based compensation due to a falling unit price in the current period. For the nine months ended September 30, 2024, the Partnership’s operating income and net income were $64.6 million and $42.6 million, respectively, compared to operating income and net income of $184.2 million and $162.5 million, respectively, for the nine months ended September 30, 2023. These decreases were driven primarily by lower product sales prices attributable to natural gas prices reducing input costs and driving an overall decrease in market prices, partially offset by favorable utility costs due to lower natural gas and electricity prices.

Net Sales	Operating Income

$ (in millions)
500
375
250
125
0
$125.2
$130.6
$385.8
$539.9
Q3
YTD
2024
2023

$ (in millions)
200
150
100
50
0
$11.0
$8.1
$64.6
$184.2
Q3
YTD
2024
2023

September 30, 2024 | 24

Net Income	EBITDA (1)

200
150
100
50
0
$ (in millions)
$3.8
$0.7
$42.6
$162.5
Q3
YTD
2024
2023

300
225
150
75
0
$ (in millions)
$35.8
$32.4
$129.1
$243.2
Q3
YTD
2024
2023

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended September 30, 2024, net sales was $125.2 million compared to $130.6 million for the three months ended September 30, 2023. The decrease was primarily due to unfavorable UAN sales volumes contributing $11.4 million in lower revenue, partially offset by favorable UAN and ammonia sales prices.

The following table demonstrates the impact of changes in sales volume and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

(in thousands)	Price Variance	Volume Variance
UAN	$1,822	$(11,397)
Ammonia	2,120	23

The increases in ammonia and UAN sales pricing, respectively, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 were primarily attributable to lower producer and customer inventory levels in 2024 ahead of the fall season. The decrease in UAN sales volume for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to minor unplanned outages in the current period, limiting product available for sale.

For the nine months ended September 30, 2024, net sales was $385.8 million compared to $539.9 million for the nine months ended September 30, 2023. This decrease was primarily due to unfavorable UAN and ammonia pricing conditions and sales volumes which contributed $98.8 million and $46.7 million, respectively, in lower revenues.

The following table demonstrates the impact of changes in sales volume and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

(in thousands)	Price Variance	Volume Variance
UAN	$(72,118)	$(41,227)
Ammonia	(26,684)	(5,443)

The decreases in ammonia and UAN sales pricing, respectively, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 were primarily attributable to lower natural gas prices reducing input costs and driving an overall decrease in market prices, paired with increased global supply of nitrogen fertilizers driven by the restart of previously shut-in production capacity. The decreases in ammonia and UAN sales volumes for the nine months ended

September 30, 2024 | 25

September 30, 2024 compared to the nine months ended September 30, 2023 were primarily attributable to lower ammonia and UAN production volumes as a result of the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 combined with minor unplanned outage at both facilities in the current period.

Cost of Materials and Other	Direct Operating Expenses (1)

$ (in millions)
100
75
50
25
0
$26.3
$31.0
$77.7
$101.0
Q3
YTD
2024
2023

200
150
100
50
0
$ (in millions)
$55.8
$58.5
$158.3
$171.8
Q3
YTD
2024
2023

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three and nine months ended September 30, 2024, cost of materials and other was $26.3 million and $77.7 million, respectively, compared to $31.0 million and $101.0 million for the three and nine months ended September 30, 2023, respectively. These decreases were driven primarily by lower natural gas and refinery pet coke prices in the current periods.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three and nine months ended September 30, 2024, direct operating expenses (exclusive of depreciation and amortization) were $55.8 million and $158.3 million, respectively, compared to $58.5 million and $171.8 million, respectively, for the three and nine months ended September 30, 2023. These decreases were primarily a result of decreased utility costs from lower natural gas and electricity prices, partially offset by increased repairs and maintenance costs in the current period.

Depreciation and Amortization	Selling, General, and Administrative Expenses

80
60
40
20
0
$ (in millions)
$24.7
$24.1
$64.1
$59.1
Q3
YTD
2024
2023

30
20
10
0
$ (in millions)
$7.4
$7.8
$21.1
$22.5
Q3
YTD
2024
2023

Depreciation and Amortization Expense - For the three and nine months ended September 30, 2024, depreciation and amortization expense was $24.7 million and $64.1 million, respectively, compared to $24.1 million and $59.1 million for the three and nine months ended September 30, 2023, respectively. These increases were primarily due to accelerated depreciation

September 30, 2024 | 26

related to planned asset retirements, including granular plant production assets, and due to additions to property, plant, and equipment during the current period, partially offset by fluctuations in depreciation capitalized to inventory and retirement of fully depreciated assets.

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

The following are non-GAAP measures we present for the periods ended September 30, 2024 and 2023:

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

September 30, 2024 | 27

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$3,807	$731	$42,605	$162,458
Interest expense, net	7,241	7,501	22,416	21,594
Income tax expense (benefit)	—	31	(25)	77
Depreciation and amortization	24,732	24,119	64,063	59,084
EBITDA and Adjusted EBITDA	35,780	32,382	129,059	243,213
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(8,486)	(8,468)	(25,456)	(25,399)
Utility pass-through expense (1)	—	—	—	(1,350)
Future operating needs (2)	—	7,500	—	(12,500)
Capital expenditures (3)	(10,762)	(11,391)	(40,416)	(41,382)
Turnaround expenditures, net (4)	(3,178)	(2,359)	(9,772)	(8,198)
Equity method investment (5)	(742)	(794)	(380)	16,557
Principal payments on senior secured notes and deferred financing costs	—	(500)	—	(500)
Available cash for distribution (6)	$12,612	$16,370	$53,035	$170,441

Common units outstanding	10,570	10,570	10,570	10,570

(1)Amount consists of adjustment of expenses incurred by the city of Coffeyville during winter storm Uri in 2021 and cash impacts thereof.
(2)Amount consists of reserves established by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.
(3)Amount consists of maintenance capital expenditures, including additional reserves for future growth projects of $4.3 million and $24.8 million for the three and nine months ended September 30, 2024 and $3.3 million and $24.1 million for the three and nine months ended September 30, 2023.
(4)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(5)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the 45Q transaction.
(6)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid a $1.68, $1.92, and $1.90 cash distribution related to the fourth quarter of 2023 and the first and second quarters of 2024, respectively, and declared a cash distribution of $1.19 per common unit related to the third quarter of 2024 to be paid in November 2024.

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

September 30, 2024 | 28

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

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2024, as applicable.

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Cash and Other Liquidity

As of September 30, 2024, we had cash and cash equivalents of $110.5 million, and combined with $39.3 million available under our ABL Credit Facility, we had total liquidity of $149.8 million as of September 30, 2024. As of December 31, 2023, we had $45.3 million in cash and cash equivalents. Long-term debt consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(2,290)	(2,692)
Total long-term debt	$547,710	$547,308

As of September 30, 2024, the Partnership had the 6.125% Senior Secured Notes, due June 2028 and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2023 Form 10-K for further information.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity, reliability improvements, and/or a reduction in direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed.

Our total capital expenditures for the nine months ended September 30, 2024, along with our estimated expenditures for 2024 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2024	2024
Maintenance capital	$15,591	$31,000 - 33,000
Growth capital	3,614	8,000 - 9,000
Total capital expenditures	$19,205	$39,000 - 42,000

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

The next planned turnarounds are currently scheduled to take place in late 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

September 30, 2024 | 29

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

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	7,395	20,082
Total 2024 quarterly distributions		$5.50	$36,727	$21,406	$58,132

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

For the third quarter of 2024, the Partnership, upon approval by the Board on October 28, 2024, declared a distribution of $1.19 per common unit, or $12.6 million, which is payable November 18, 2024 to unitholders of record as of November 8, 2024. Of this amount, CVR Energy will receive approximately $4.6 million, with the remaining amount payable to public unitholders.

September 30, 2024 | 30

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net cash flow provided by (used in):
Operating activities	$137,750	$261,389	$(123,639)
Investing activities	(14,357)	6,928	(21,285)
Financing activities	(58,133)	(265,481)	207,348
Net increase in cash and cash equivalents	$65,260	$2,836	$62,424

Cash Flows from Operating Activities

The change in net cash flows from operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in net income of $119.9 million caused by lower sales due to unfavorable UAN and ammonia pricing conditions and sales volumes in the current period.

Cash Flows from Investing Activities

The change in net cash flows from investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to a decrease in distributions received from CVR Partners’ equity method investment of $16.3 million associated with the 45Q Transaction in 2024 and an increase in capital expenditures of $5.0 million during 2024 resulting from an increase in various capital projects in the current period compared to 2023.

Cash Flows from Financing Activities

The change in net cash flows from financing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to a decrease in cash distributions paid of $206.8 million in 2024 compared to 2023.

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2023 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2024 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2024 as compared to the risks discussed in Part II, Item 7A of our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

September 30, 2024 | 31

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

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2024 | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

October 29, 2024	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

October 29, 2024	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2024 | 33