Form 10-K
period 2024-12-31
CVR PARTNERS, LP
filed 2025-02-19
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2024, the aggregate market value of the voting common units held by non-affiliates of the registrant was approximately $502.4 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. As of February 14, 2025, there were 10,569,637 of the registrant’s common units outstanding.

CVR Partners, LP
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	7	Item 10.	Directors, Executive Officers and Corporate Governance	77
Item 1A.	Risk Factors	15	Item 11.	Executive Compensation	85
Item 1B.	Unresolved Staff Comments	31	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	108
Item 1C.	Cybersecurity	31	Item 13.	Certain Relationships and Related Transactions, and Director Independence	109
Item 2.	Properties	32	Item 14.	Principal Accounting Fees and Services	110
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32

PART II			PART IV
Item 5.	Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	33	Item 15.	Exhibits, Financial Statement Schedules	111
Item 6.	[Reserved]	34	Item 16.	Form 10-K Summary	114
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	76
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	76

December 31, 2024 | 1

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

Turnaround — A periodically performed standard procedure to inspect, refurbish, repair, and maintain the facility assets. This process involves the shutdown and inspection of major processing units and generally occurs every three years. A turnaround will typically extend the operating life of a facility and return performance to desired operating levels.

UAN — An aqueous solution of urea and ammonium nitrate used as a fertilizer.

Utilization — Measurement of the annual production of UAN and ammonia expressed as a percentage of the facilities’ nameplate production capacity.

December 31, 2024 | 2

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2024 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 1, “Business”, Part I, Item 1A, “Risk Factors”, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.

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
•the effects of changes in market conditions; market volatility; fertilizer, natural gas, and other commodity prices; demand for those commodities, storage and transportation capabilities and costs, inflation, and the impact of such changes on our operating results and financial condition;
•the impact of weather on our business, including our ability to produce, market, sell, transport or deliver fertilizer products profitably or at all, and on commodity supply or pricing;
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
•our reliance on the natural gas, electricity, oxygen, nitrogen, sulfur processing, compressed dry air and other products that we purchase from third parties and the facility operating risks associated with these third parties;
•the supply, availability, and price levels of raw materials and the effects of inflation thereupon;
•our production levels, including the risk of a material decline in those levels or our ability to upgrade ammonia to UAN;
•product pricing, including spot and contracted sales, the timing thereof, and our ability to realize market prices, in full or at all;
•accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, people, or equipment, or those of our suppliers or customers;
•potential operating hazards from accidents, fires, severe weather, tornadoes, floods, wildfires, or other natural disasters;
•operational upsets or changes in laws that could impact our ability to qualify for, the amount of, or the receipt of credits (if any) under Section 45Q of the Internal Revenue Code of 1986, as amended, or any similar law, rule, or regulation;
•our ability to meet certain carbon capture and sequestration milestones;
•our ability to obtain, retain, or renew permits, licenses (including technology licenses) and authorizations to operate our business;
•competition in the nitrogen fertilizer business and foreign wheat and coarse grain production, including impacts thereof as a result of farm planting acreage, domestic and global supply and demand, and domestic or international duties, tariffs, or other factors;
•changes in our credit profile and the effects of higher interest rates or restrictions in our current or future debt agreements;
•existing and future laws, rulings, policies, and regulations, including the reinterpretation or amplification thereof by regulators, and including but not limited to those relating to the environment, climate change, or the production, transportation, or storage of hazardous chemicals, materials, or substances, like ammonia, including potential liabilities or capital requirements arising from such laws, rulings, policies, or regulations and the impacts thereof on macroeconomic factors, consumer activity or otherwise;
•political uncertainty and impacts to the oil and gas industry and the United States economy generally as a result of actions taken by a new administration, including the imposition of tariffs and changes in climate or other energy laws, rules, regulations, or policies;

December 31, 2024 | 3

•erosion of demand for our products due to, or other impacts of, climate change and environmental, social and governance initiatives or other factors, whether from regulators, rating agencies, lenders, investors, litigants, customers, vendors, the public or others;
•alternative energy or fuel sources and impacts on corn prices (ethanol), and the end-use and application of fertilizers;
•risks of terrorism, cybersecurity attacks, and the security of chemical manufacturing facilities and other matters beyond our control;
•political disturbances, geopolitical conflicts, instability (including but not limited to volatility in the capital, credit and commodities markets and in the global economy) and tensions, and associated changes in global trade policies, tariffs, and economic sanctions, including, but not limited to, in connection with the Russia-Ukraine war and the conflict in the Middle East and any continued spread or expansion thereof, and any other ongoing or potential global or regional conflicts;
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
•control of our general partner by CVR Energy and control of CVR Energy by its controlling shareholder, which could result in competition, transactions, or conflicts with CVR Energy and its affiliates;
•the potential inability to successfully implement our business strategies at all or on time and within our anticipated budgets, including significant capital programs or projects, turnarounds, or carbon reduction initiatives at our fertilizer facilities and the costs thereof;
•asset useful lives and impairments and impacts thereof;
•realizable inventory value;
•the number of investors willing to hold or acquire our common units and impacts of any changes in ownership of our common units by CVR Energy, Mr. Carl C. Icahn, or their affiliates, or of CVR Energy’s common stock by Mr. Carl C. Icahn or his affiliates;
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
•risks related to potential strategic transactions involving the Partnership, or interests therein, in which CVR Energy and its controlling shareholder or others may participate;
•the cost and value of payouts under or in connection with our equity and non-equity incentive plans;
•our ability to procure or recover under our insurance policies for damages or losses in full or at all; and
•labor supply shortages, labor difficulties, labor disputes or strikes.

All forward-looking statements contained in this Report only speak as of the date of this Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that occur after the date of this Report, or to reflect the occurrence of unanticipated events, except to the extent required by law.

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

December 31, 2024 | 4

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
•Our operations are geographically concentrated and subject to regional economic downturns and seasonal variations for us or our customers.
•The loss of several significant customers may have a material adverse impact on our business.
•Any decline in U.S. agricultural production or limitations on the use of nitrogen fertilizer for agricultural purposes.
•Compliance with and changes in environmental laws, rules, and regulations could adversely affect our business.
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

Risks Related to Our Facility Operations
•Any interruption in the supply of, or failure of third parties to supply us with, feedstocks to operate our business.
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
•Acts of terror or sabotage, threats of war or trade wars, armed conflict or war or trade wars may have an adverse impact on our business.
•Adverse weather conditions or other unforeseen developments could damage our facilities or logistics assets and impact our ability to produce and deliver our nitrogen fertilizer products.
•Our facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total facility shutdowns which could cause property damage or injuries and a material decline in production which are not fully insured.
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

December 31, 2024 | 5

•Our level of indebtedness may affect our ability to operate our business.
•Covenants in our debt agreements could limit our ability to incur additional indebtedness and engage in certain transactions, as well as limit operational flexibility.
•We may not be able to generate sufficient cash to service all of our indebtedness.
•Mr. Carl C. Icahn’s controlling ownership of CVR Energy and Icahn Enterprises L.P. (“IEP”), and his interests or those of CVR Energy or IEP or their affiliates may conflict with our interests and those of our unitholders.
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

December 31, 2024 | 6

PART I

Part I should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements and related notes thereto in Part II, Item 8 of this Report.

Item 1.    Business

Overview

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership produces these products at two manufacturing facilities, one located in Coffeyville, Kansas operated by its wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by its wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”, and together with the Coffeyville Facility, the “Facilities”). The Facilities manufacture ammonia and are able to further upgrade such ammonia to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). The Partnership’s products are sold on a wholesale basis in the United States of America. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the Facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum and renewables refining, marketing, and logistics operations.

Organizational Structure and Related Ownership

The following chart illustrates the organizational structure of the Partnership as of December 31, 2024.

December 31, 2024 | 7

Facilities

Coffeyville Facility - We own and operate a nitrogen fertilizer production facility in Coffeyville, Kansas that includes a gasifier complex having a capacity of 89 million standard cubic feet per day of hydrogen, a 1,300 ton per day capacity ammonia unit and a 3,100 ton per day capacity UAN unit. The Coffeyville Facility is the only nitrogen fertilizer facility in North America that utilizes pet coke, which is purchased from CVR Energy and third parties, in a gasification process to produce hydrogen for use in manufacturing nitrogen fertilizer.

East Dubuque Facility - We own and operate a nitrogen fertilizer production facility in East Dubuque, Illinois that includes a 1,075 ton per day capacity ammonia unit and a 950 ton per day capacity UAN unit. The East Dubuque Facility has the flexibility to vary its product mix, thereby enabling it to upgrade a portion of its ammonia production into varying amounts of UAN and nitric acid, depending on market demand, pricing, and storage availability. The East Dubuque Facility utilizes natural gas, which is purchased from third parties, to produce hydrogen for use in manufacturing nitrogen fertilizer.

Agriculture Commodities and Seasonality

Nutrients are depleted in soil over time and, therefore, must be replenished through fertilizer application. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts, and it accounts for approximately 58% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Association (“IFA”).

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

The nitrogen fertilizer products we produce are globally traded commodities and are subject to price competition. The customers for our products make their purchasing decisions principally on the basis of delivered price and, to a lesser extent, on customer service and product quality. The selling prices of our products fluctuate in response to global market conditions, feedstock costs, and changes in supply and demand.

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

Demand

Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to the IFA, from 1981 to 2024, global fertilizer demand grew 6% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potash, is projected to increase by 1% through 2025 to meet global food demand according to a study funded by the Food and Agricultural Organization of the United Nations. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 48% between 2011 and 2024, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by 1,090% over the same period, according to the United States Department of Agriculture (“USDA”).

The United States is the world’s largest exporter of coarse grains, accounting for 30% of world exports and 26% of world production for the fiscal year ended December 31, 2024, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon Limited’s (“Fertecon”) 2024 estimates, the United States is the world’s third largest consumer and importer of nitrogen fertilizer. Fertecon is an agency which provides market information and

December 31, 2024 | 8

analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that China, India, and the United States are the top consumers representing 27%, 17%, and 10% of total global nitrogen fertilizer consumption for 2024, respectively.

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

Raw Material Supply

A key ingredient used in the manufacturing process of our nitrogen fertilizer products is hydrogen, which is sourced from pet coke gasification or natural gas. The Partnership benefits from logistical advantages for both feedstocks, ensuring a stable and secure supply chain. A substantial part of our pet coke requirements are supplied by CVR Energy’s adjacent Coffeyville, Kansas refinery pursuant to a supply agreement between one of our subsidiaries and a subsidiary of CVR Energy (the “Coffeyville MSA”). In 2024, 2023, and 2022, our supply of pet coke from the Coffeyville refinery was approximately 46%, 43%, and 47%, respectively. Historically, we have obtained the remainder of our pet coke requirements through third-party contracts with delivery provided by truck, railcar, or barge.

We are generally able to purchase natural gas at competitive prices due to the connection of our East Dubuque Facility to the Northern Natural Gas interstate pipeline system, which is within one mile of the facility, and a third-party owned and operated pipeline. The pipelines are connected to a third-party distribution system at the Chicago Citygate receipt point and at the Hampshire interconnect from which natural gas is transported to our East Dubuque Facility.

Marketing and Distribution

We primarily market UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 66% and 25%, respectively, of total net sales for the year ended December 31, 2024.

The Partnership distributes its nitrogen fertilizer products via railcars, primarily using the Union Pacific or Burlington Northern Santa Fe railroads, trucks for direct shipment to customers, and barges, as it has direct access to a barge dock on the Mississippi River. If delivered by truck, our fertilizer products are most commonly sold on a shipping point basis, and freight is normally arranged by the customer. If delivered by railcar, our fertilizer products are most commonly sold on a destination point basis, and we typically arrange the freight. In addition, given the East Dubuque Facility’s advantaged location in the heart of the agriculture country, the Partnership ships substantially all of its products within 200 miles of the facility.

Customers

Retailers and distributors are the main customers for UAN and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and have terms of less than one year. Our top customer represented 14% of net sales for the year ended December 31, 2024, and our top two customers represented 25% and 30% of net sales for the years ended December 31, 2023 and 2022, respectively.

Competition

Nitrogen fertilizer production is a global market with competitors in every region of the world, with barge and rail distribution fostering healthy competition throughout the United States. The industry is dominated by price considerations, which are driven by raw material and transportation costs, currency fluctuations, trade barriers, and regulators. Our business has experienced, and expects to continue to experience, significant levels of competition from domestic and foreign nitrogen fertilizer producers, many of whom have significantly greater financial and other resources. Farming activities intensify in the United States during the spring and fall fertilizer application periods, and geographic proximity to these activities is also a significant competitive advantage for domestic producers. We seek to manage our manufacturing and distribution operations to best serve our customers during these critical periods.

December 31, 2024 | 9

Subject to location and other considerations, our major domestic competitors in the nitrogen fertilizer business generally includes CF Industries Holdings, Inc., which sells significantly more nitrogen fertilizers in the United States than other industry participants; Nutrien Ltd.; Koch Fertilizer Company, LLC; and LSB Industries, Inc. Domestic customers generally demonstrate sophisticated buying tendencies that include a focus on cost and service. We also encounter competition from producers of fertilizer products manufactured in foreign countries, including the threat of increased production capacity. In certain cases, foreign producers of fertilizer that export to the United States may be subsidized by their respective governments which could put us at a competitive disadvantage.

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

Our operations require numerous permits, licenses, and authorizations. Failure to comply with these permits, licenses, and authorizations or environmental laws, rules, and regulations could result in fines, penalties, or other sanctions or liabilities or a revocation of our permits, licenses, or authorizations. In addition, the laws and regulations to which we are subject are often evolving and many of them have or could become more stringent or have or could become subject to more stringent interpretation or enforcement by federal or state agencies. These laws and regulations could result in increased capital, operating, and compliance costs.

Greenhouse Gas Footprint Reduction Efforts

The Partnership has generated carbon offset credits from voluntary nitrous oxide (“N2O”) abatement at its Coffeyville Facility since October 2020, with similar N2O abatement efforts at its East Dubuque Facility since June 2011. From 2020 to 2023, the N2O abatement systems at the East Dubuque Facility’s two nitric acid plants and the Coffeyville Facility’s nitric acid plant have abated, on average, the annual release of approximately 277,000 and 340,000 metric tons of carbon dioxide-equivalent (“CO2e”), respectively.

CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.

The Partnership also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Facility by capturing and purifying the CO2 as part of its manufacturing process and then transfers it to CapturePoint LLC, an unaffiliated third-party (“CapturePoint”), which then compresses and ships the CO2 for sequestration through Enhanced Oil Recovery (“EOR”) under an EPA-approved monitoring, reporting, and verification plan. Certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, we entered into a series of agreements with CapturePoint and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030.

By combining our nitrous oxide abatement and CO2 sequestration activities, we reduced our CO2e footprint by over 1.3 million metric tons in 2023. In addition, our Coffeyville Facility is uniquely qualified to produce hydrogen and ammonia that could be certified ‘blue’ to a market that is increasingly demanding reduced carbon footprints. These greenhouse gas footprint reduction efforts support our core Values of Environment and Continuous Improvement and our goal of continuing to

December 31, 2024 | 10

produce nitrogen fertilizers that produce crops that help to feed the world’s growing population in the most environmentally responsible way possible.

The Federal Clean Air Act (“CAA”)

The CAA and its implementing regulations, as well as state laws and regulations governing air emissions, affect us both directly and indirectly. Direct impacts may occur through the CAA’s permitting requirements and/or emission control and monitoring requirements relating to specific air pollutants, as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. The CAA affects the Partnership by extensively regulating the air emissions of sulfur dioxide (“SO2”), volatile organic compounds, nitrogen oxides, and other substances. Some or all of the regulations promulgated pursuant to the CAA, or any future promulgations of regulations, may require the installation of controls at or changes to our Facilities to maintain compliance. If new controls or changes to operations are needed, the costs could be material.

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

On January 20, 2025, under the new Trump Administration the White House issued Executive Order (“EO”) 14154 titled “Unleashing American Energy” that seeks to establish American energy dominance through, among other actions, purported revocation of certain Presidential and regulatory actions, abolishment of certain offices such as the American Climate Corps and the Interagency Working Group on the Social Cost of Greenhouse Gases and other actions including, for example, directives to revise permitting processes, promote domestic mining and energy production and eliminate the "electric vehicle mandate" by ensuring a level regulatory playing field for gasoline-powered automobiles and eliminating subsidies or other incentives for purchasing electric vehicles (“EVs”). Also on January 20, 2025, the White House issued EO 14162, “Putting America First in International Environmental Agreements”, directing the United States’ withdrawal from the Paris Agreement under the United Nations Framework Convention on Climate Change. While we cannot predict exactly how these EOs and their directives will impact our Facilities’ operations, it is possible that they could serve as a catalyst for potential agency action relevant to our business.

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

In January 2021, the EPA announced it is undertaking a plan to review and update effluent standards for many industries. In that announcement, the EPA prioritized those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA is continuing its review, which eventually could result in different regulations governing the Partnership.

December 31, 2024 | 11

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

Resource Conservation and Recovery Act (“RCRA”)

Our Facilities are subject to the RCRA requirements for the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes. When feasible, RCRA-regulated materials are recycled instead of being disposed of on-site or off-site. RCRA establishes standards for the management of solid and hazardous wastes. Besides governing current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal practices, the recycling of wastes, and the regulation of underground storage tanks containing regulated substances.

Environmental Remediation

As is the case with all companies engaged in similar industries, we face potential exposure from claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of, or released. CRNF entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and comingled with legacy groundwater contamination from the adjacent Coffeyville refinery operated by a subsidiary of CVR Energy (the “Coffeyville Refinery”). The cleanup provisions of our agreement with KDHE are held in abeyance so long as the Coffeyville Refinery conducts corrective action for these comingled historical releases in accordance with its Resource Conservation and Recovery Act (“RCRA”) permit. There is no assurance that the Coffeyville Refinery will comply with its Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE. There is no assurance that we will not become involved in future proceedings related to the release of hazardous or extremely hazardous substances for which we have potential liability or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.

Environmental Insurance

We are covered by CVR Energy’s site pollution legal liability insurance policies, which insure any location owned, leased, rented, or operated by the Partnership, including our Facilities. The policies insure certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities, and business interruption.

In addition to the site pollution legal liability insurance policies, CVR Energy maintains and we are covered by certain general liability, umbrella and excess casualty insurance policies (collectively, the “Casualty Policies”) which generally include sudden and accidental pollution coverage. The Casualty Policies generally provide coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.

The site pollution legal liability policy and the Casualty Policies are subject to retentions and deductibles and contain discovery requirements, reporting requirements, waiting periods, exclusions, definitions, conditions, and limitations that could apply to a particular pollution claim, and there can be no assurance such claim will be adequately insured for all potential damages.

Health, Safety, and Security Matters

We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Act, which created the Occupational Safety and Health Administration (“OSHA”) and comparable state statutes, the

December 31, 2024 | 12

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

Our Facilities were subject to the Chemical Facility Anti-Terrorism Standards (“CFATS”), a regulatory program designed to ensure facilities have security measures in place to reduce the risk that certain hazardous chemicals are weaponized by terrorists. Despite the expiration of the CFATS in June 2023, our Facilities continue to adhere to its requirements. In addition, the East Dubuque Facility is regulated under the Maritime Transportation Security Act. We implement and maintain comprehensive security programs designed to comply with regulatory requirements and protect our assets and employees.

We periodically assess risk and conduct audits of our programs and seek to continually improve our health, safety, and security management systems.

Human Capital

Our employees are the most important part of our business and help us work to achieve our Mission to be a top-tier North American nitrogen-based fertilizer company as measured by safe and reliable operations, superior financial performance and profitable growth. CVR Partners’ culture is defined by our core Values: Safety, Environment, Integrity, Corporate Citizenship and Continuous Improvement. The efforts of our employees in support of this Mission are guided each and every day by these core Values as we strive to achieve excellence for all of our key stakeholders – employees, communities and unitholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Report for further discussion on our Mission and core Values.

Workforce Profile

As of December 31, 2024, CVR Partners and its subsidiaries had 316 employees, all of which are located in the United States. Of these, 85 employees are covered by a collective bargaining agreement.

Safety & Health

We are committed to providing a safe and healthy workplace and striving to protect our employees, contractors and communities. We accomplish this through compliance with applicable workplace safety and environmental laws and regulations, seeking employee input, learning from any events, and maintaining comprehensive audit and training programs and emergency response and disaster recovery plans. To assess our safety performance, we monitor workplace injuries, process safety incidents, and environmental events and perform compliance audits and risk assessments. We believe these efforts reinforce our safety culture; promote a safe workplace, accountability, and stronger community relations; help safeguard against complacency; and ultimately, enhance our safety performance and help us manage risk and reduce impact to personal health and safety and the environment.

Compensation & Benefits

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We are committed to providing wages and benefits that are competitive with a market-based, pay-for-performance compensation philosophy. Our performance bonus program is an important component of our compensation program, rewarding high-performing employees for CVR Partners’ performance against pre-defined safety and health, operational reliability, and financial measures. Senior employees may also receive long-term incentive awards that currently vest ratably over a three-year period, subject to the terms and conditions of the applicable award agreement, aligning employee compensation with the interests of our unitholders and promoting employee retention. We provide paid time off and paid holidays, a 401(k) Company match program, life insurance, health savings and dependent care flexible spending accounts, and an employee assistance program. In furtherance of our core Value of Continuous Improvement, we also offer programs for tuition reimbursement and dependent scholarships. We offer a remote work policy to provide eligible employees with the flexibility that is key to a work-life balance. We encourage all employees to live our core Value of corporate citizenship by

December 31, 2024 | 13

making a positive impact in our communities by taking advantage of our volunteerism policy pursuant to which eligible employees are provided paid time off from work to volunteer at 501(c)(3) non-profit entities.

Talent Management

We believe our competitive compensation and benefit plans allow us to attract and retain talented employees. Our recruiting strategy focuses on hiring practices that are free from bias for or against any individual or group of candidates. We continue to build upon our inclusive culture by expanding our recruitment efforts to include veteran recruitment and apprenticeship programs, recruiting interns at diverse colleges, and promoting diverse representation within our workforce. In support of the personal development of our employees and our goal of employing and retaining effective and dynamic leaders, we provide in-person supervisor training to managers at all levels led by our executives, which focuses on a combination of business and leadership strategies, including coaching and performance management, goal setting, critical thinking, effective communication and listening, development and succession planning, delegation techniques, and legal aspects of leadership, among other topics. We hold supervisor training program refresher sessions, at least quarterly, to reinforce topics covered in the in-person sessions, as well as to cover new topics including accountability, team building and other leadership skills and topics.

Diversity & Inclusion

We are an equal opportunity employer and strive to maintain a diverse and inclusive work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation, or any other protected class. Our recruiting efforts that include focus on veteran and diverse college populations, support our diverse and inclusive environment, as do the activities of our Diversity & Inclusion Committee. We provide diversity and inclusion training that covers, among other topics, unconscious bias and encouraging diversity of experience and opinion. Our Code of Ethics and Business Conduct and our anti-discrimination and harassment policies also help us maintain a work environment where individuals are treated with respect and dignity, and where diversity of thought and perspective is valued.

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

December 31, 2024 | 14

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

Risks Related to Our Business

Our operations are, and nitrogen fertilizer and feedstock prices are, cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Demand for nitrogen fertilizer products is dependent on fluctuating demand for crop nutrients by the global agricultural industry. These fluctuations historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, our results of operations, financial condition and cash flows. Nitrogen fertilizer products are commodities, the price of which can be highly volatile. A decrease in nitrogen fertilizer prices could have a material adverse effect on our business, cash flow, and ability to make distributions. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base our production levels, customers may acquire nitrogen fertilizer products from competitors, and our profitability may be negatively impacted. If seasonal demand is less than expected, we may be left with excess inventory that will have to be stored or liquidated. Supply is affected by available capacity and operating rates, raw material costs, government policies and global trade.

In addition, the international market for nitrogen fertilizers is influenced by such factors as the relative value of the U.S. dollar and its impact upon the cost of importing nitrogen fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets, changes in the hard currency demands of certain countries and other regulatory policies of foreign governments, as well as the laws and policies of the U.S. affecting foreign trade and investment. We cannot predict future changes in U.S. policy with respect to foreign trade (including the imposition of trade barriers, tariffs on Canadian and other goods, or economic or trade sanctions, from the new administration or otherwise), including whether existing trade policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies which could make it more difficult or costly to obtain feedstocks or market our products. Such changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the U.S. as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity.

Nitrogen fertilizer products and our business face intense competition.

Our business is subject to intense price competition from both U.S. and foreign sources. With little or no product differentiation, customers make their purchasing decisions principally on the basis of delivered price and availability of the product. Increased global supply or decreases in transportation costs for foreign sources of fertilizer may put downward pressure on fertilizer prices. We compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities that may have greater total resources and are less dependent on earnings from fertilizer sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. In addition, imports of fertilizer from other countries may be unfairly subsidized, as determined by the U.S. Department of Commerce on June 24, 2022 with respect to UAN imports from Russia and Trinidad and Tobago. On July 18, 2022, the U.S. International Trade Commission ultimately voted against imposing import tariffs on UAN from Russia and Trinidad and Tobago and, accordingly, the U.S. Department of Commerce did not issue countervailing duty orders and anti-dumping duty orders on UAN imports from those countries. An inability to compete successfully could result in a loss of customers, which could adversely affect our sales, profitability, and cash flows and, therefore, have a material adverse effect on our results of operations and financial condition.

December 31, 2024 | 15

The dynamic pricing environment for nitrogen fertilizer products, as well as any changes to government policy regarding fertilizer pricing in response thereto, could negatively affect our results of operations.

In a strong pricing environment, farmers may shift preference to other types of fertilizer products or shift crop rotation to minimize purchases of nitrogen fertilizer, both of which would negatively affect our sales volumes and revenue. Calls for governmental action related to fertilizer pricing conditions, including related to an investigation of market manipulation and proposals to limit price increases or place a maximum price ceiling or cap on fertilizer product pricing, would add complexity to the already dynamic global market for nitrogen fertilizer, and if such initiatives were adopted, our product sales, business and results of operations may be negatively impacted.

Our business is geographically concentrated and is therefore subject to regional economic downturns and seasonal variations for us or our customers, which may affect our production levels and inventory and working capital levels.

Our sales to agricultural customers are concentrated in the Great Plains and Midwest states, and nitrogen fertilizer demand is seasonal. Our quarterly results may vary significantly from one year to the next due to weather-related shifts in planting schedules and purchase patterns or economic downturns in areas where our customers are located. Because we build inventory during low demand periods, the accumulation of inventory to be available for seasonal sales creates significant seasonal working capital and storage capacity requirements. The degree of seasonality can change significantly from year-to-year due to conditions in the agricultural industry and other factors. As a consequence of this seasonality, distributions of available cash, if any, may be volatile and may vary quarterly and annually.

Our sales volumes depend on significant customers, and the loss of several significant customers may have a material adverse impact on our results of operations, financial condition and cash flows.

We have a significant concentration of customers. Our largest customer represented approximately 14% of net sales for the year ended December 31, 2024. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

State and federal governmental policies, including farm and biofuel subsidies and commodity support programs, as well as the prices of fertilizer products, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of fertilizers for particular agricultural applications. Repeal of or limitations on such incentive programs, could lead to a decrease in acres planted and a corresponding decreased demand for nitrogen fertilizer Developments in crop technology could also reduce the use of chemical fertilizers and adversely affect the demand for nitrogen fertilizer. Unfavorable state and federal governmental policies, such as policies that restrict application, could negatively affect nitrogen fertilizer prices and, therefore, have a material adverse effect on our results of operations, financial condition and cash flows.

Compliance with and changes in environmental laws, rules and regulations, including those related to climate change, could result in increased operating costs and capital expenditures and adversely affect our performance.

Our operations are subject to extensive federal, state and local environmental laws, rules and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the environment, product use and specifications and the generation, treatment, storage, transportation, disposal and remediation of solid and hazardous wastes. Violations of applicable environmental laws, rules and regulations, or of the conditions of permits issued thereunder, can result in substantial penalties, injunctive orders compelling installation of additional controls, civil and criminal sanctions,

December 31, 2024 | 16

operating restrictions, injunctive relief, permit revocations and/or facility shutdowns, which may have a material adverse effect on our ability to operate our Facilities and accordingly our financial performance.

In addition, new environmental laws, rules and regulations, new interpretations of existing laws and regulations, including as a result of the change in the U.S. presidential administration, or increased governmental enforcement of laws, rules and regulations could require us to make additional unforeseen expenditures. If we are unable to maintain sales of our products at a price that reflects such increased costs or have to increase the prices of our products because of such increased costs, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

End user demand for our products may also be adversely impacted by changes to or new interpretations of environmental laws, rules and regulations, including those related to climate change, due to increased costs or application restrictions. Decreased demand for our products may have a material adverse effect on our results of operations, financial condition and cash flows.

In 2024, there was an increased agency interest in polyfluoroalkyl substances or PFAS. Although not yet finalized, in February 2024, the EPA proposed changes to the Resource Conservation and Recovery Act regulations by adding nine PFAS compounds to its list of “hazardous constituents.” In April 2024, EPA finalized a rule to designate two PFAS compounds as “hazardous substances” under CERCLA. Industry and environmental groups have challenged the final CERCLA rule in the United States District Court for the District of Columbia, and while that case is still ongoing, in February 2025, the EPA requested that the court hold the case in abeyance for sixty days to allow agency leadership review and the court has not yet ruled on that motion. In addition, in April 2024, the EPA released a memorandum providing direction on the EPA’s enforcement discretion under CERCLA in matters involving PFAS. The EPA’s request to stay the April 2024 PFAS Rule, and the withdrawal of a June 2024 draft proposal (that would likely not apply to us) setting PFAS effluent limits for the chemical manufacturing sector, among other indicators, suggest that the January 2025 change in the presidential administration could impact the EPA’s level of interest in the regulation of PFAS and that PFAS regulation and enforcement will be less of a priority for the EPA in 2025. Nevertheless, to the extent these new PFAS compounds remain designated as hazardous substances, the EPA and states have the ability to order remediation of those compounds and cost recovery at clean-up sites. The EPA and states also have the authority to reopen closed sites which are shown to be impacted by these PFAS compounds. This could lead to increased monitoring obligations, costs and potential liability related thereto. If we are unable to maintain sales of our products at a price that reflects such increased costs, or those costs result in reduced demand for our fertilizer products, there could be a material adverse effect on our business, financial condition and results of operations.

In January 2025 President Trump signed executive orders that, among other things, direct federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, and call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHG emissions under the CAA and issue guidance on the “social cost of carbon” to consider whether such metric should be eliminated. Moreover, in January 2025, President Trump signed an executive order calling to terminate all environmental justice offices and positions in the federal government, as well as any environmental justice initiatives, programs or other activities. It is unclear the impact the Trump administration or these new executive orders will have on the laws, rules and regulations applicable to us or on our business, financial condition and results of operations, and we cannot predict future developments related hereto.

Public health crises have had, and may continue to have, adverse impacts on our business, financial condition, results of operations and liquidity.

The economic effects from public health crises, such as a pandemic, on our business were and may again be significant. The extent to which the effects of an ongoing pandemic or other public health crisis may adversely impact our future business, financial, and operating results, and for what duration and magnitude, depends on factors that continuously evolve, are difficult to predict and, in many instances, are beyond our control. The ultimate outcome of these and other factors have in the past resulted and may again result in many adverse consequences including, but not limited to, disruption or delays to supply chains for critical equipment or feedstock, inflation, increased interest rates, and increased administrative, compliance, and operational costs. In addition, pandemics or other public health crises have resulted in and could result in significant economic disruption and other effects that adversely impact our business, financial condition, results of operations and liquidity. The adverse impacts of a pandemic had, and the adverse impacts of a future pandemic or other public health crisis have, the effect of precipitating or heightening many of the other risks described in this section.

December 31, 2024 | 17

We are subject to cybersecurity risks and may experience cyber incidents resulting in disruption or harm to our business.

We depend on internal, related-party, and third-party information technology systems to manage and support our operations, and we collect, process and retain sensitive and confidential customer information in the normal course of business. To protect our Facilities and systems against and mitigate cyber risk, we have implemented several programs, including externally performed cyber risk monitoring, audits and penetration testing, and an information security training program, and we completed the implementation of applicable Cybersecurity and Infrastructure Security Agency security standard guidelines in 2023. On an as needed basis, but no less than quarterly, we brief the Audit Committee of the Board on information security matters. Despite these measures (or those we may implement in the future), our Facilities and these systems could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Moreover, cyberattacks have accelerated on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence (“AI”)) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations, and there can be no assurance that the systems of third parties have been designed to prevent or limit the effects of cyber incidents or attacks, will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact. Although we implement controls on third-party connectivity to our systems, we have limited control in ensuring their systems consistently enforce strong cybersecurity controls. The advancement and use of AI also presents both external and internal cybersecurity risks, such as more sophisticated phishing and breach attempts, and the potential for incorrect information generated by AI models to be used for business decisions. We mitigate these risks through comprehensive cybersecurity training, the deployment of cybersecurity monitoring tools, and regular reviews for external cyber threats, as well as by requiring authorization from the IT and Legal Departments for any AI use case. Despite our mitigation efforts, any disruption of these systems or a security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect our results of operations.

Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, increased costs of operations or other harm to our business.

The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from customers, we do have personal information from our employees, job applicants and some third parties, such as contractors and distributors. Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance and adversely affect our business. Our compliance with emerging privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.

Inflation could have adverse effects on our results of operations.

Inflation in the U.S. increased beginning in the second half of 2021 and continued into the beginning of 2023, due to a substantial increase in money supply, a stimulative fiscal policy, a significant rebound in consumer demand as COVID-19 restrictions were relaxed, the Russia-Ukraine war and worldwide supply chain disruptions resulting from the economic contraction caused by COVID-19 and lockdowns followed by a rapid recovery. According to the Consumer Price Index, annual inflation was at 2.9% and 3.4% as of December 2024 and 2023, respectively. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect our customers’ financing costs, cash flows and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.

December 31, 2024 | 18

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

When considering potential Expansion Projects, will also consider impact on our tax treatment as a partnership for U.S. federal income tax purposes. If we are unable to conclude that the activities of the Expansion Project would not affect our treatment as a partnership for U.S. federal income tax purposes, we may elect to seek a ruling from the IRS. Seeking such a ruling could be costly or, in the case of competitive acquisitions, place the business in a competitive disadvantage compared to other potential acquirers who do not seek such a ruling. If we are unable to conclude that an activity would not affect our treatment as a partnership for U.S. federal income tax purposes and are unable or unwilling to obtain an IRS ruling, we may choose to acquire such business or develop such expansion project in a corporate subsidiary, which would subject the income related to such activity to entity-level taxation, which would reduce the amount of cash available for distribution to our common unitholders and could cause a substantial reduction in the value of our common units.

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

Risks Related to Our Facility Operations

Any interruption or change in the supply of feedstocks to our Facilities could have a material adverse effect on our results of operations and financial condition.

We rely on a supply of pet coke and natural gas feedstocks to source hydrogen for our production of nitrogen fertilizer. We obtain pet coke from both CVR Energy’s Coffeyville refinery pursuant to a long-term agreement and third parties pursuant to supply agreements that are currently scheduled to end in December 2025. Our Coffeyville Facility has obtained an average of 42% of its pet coke from CVR Energy’s Coffeyville refinery over the past five years. Should CVR Energy’s Coffeyville refinery fail to perform in accordance with the existing agreement or to the extent pet coke from CVR Energy’s Coffeyville refinery is insufficient, we would need to purchase more pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. We typically obtain natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. We have two agreements for pipeline transportation of natural gas with expiration dates in April 2025. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas could restrict our ability to continue to make products and have a material adverse effect on our results of operations and financial condition.

December 31, 2024 | 19

If licensed technology were no longer available or able to be licensed economically or at all, our business may be adversely affected.

We have licensed a combination of patent, trade secret and other intellectual property rights of third parties for use in our operations. If our use of technology on which our operations rely were to be terminated or face infringement claims, licenses to alternative technology may not be available, or may only be available on terms that are not commercially reasonable or acceptable, or in the case of infringement, may result in substantial costs, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Operations depend in large part on the performance of third-party suppliers, such as the adjacent third-party air separation plant under a contract through 2039 and a third-party electric service provider under a contract through June 2029 at our Coffeyville Facility and purchase of electricity at our East Dubuque Facility, which we purchase under a utility service agreement that terminates in June 2025 and will continue thereafter unless either party provides 30 days advance written notice of termination. Should these or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should we otherwise lose the service of any third-party suppliers, our operations (or a portion thereof) could be forced to shutdown or suspend operations. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations (or a portion thereof), even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

We rely on third-party providers of transportation services, which subjects us to risks and uncertainties beyond our control and that may have a material adverse effect on our results of operations, financial condition and ability to make distributions.

Our business also relies on third-party railroad, trucking and barge companies to ship finished products to customers. These transportation services are subject to various hazards, including extreme weather conditions, work stoppages, delays, spills, derailments and other accidents, and other operating hazards. Further, the limited number of towing companies and barges available for ammonia transport may also impact the availability of transportation for our products. These transportation operations, equipment and services are also subject to environmental, safety and other regulatory oversight. Due to concerns related to terrorism or accidents, local, state and federal governments could implement new regulations affecting the transportation of our finished products. In addition, new regulations could be implemented affecting the equipment used to ship our finished products. Any delay in our ability to ship our finished products as a result of these transportation companies’ failure to operate properly, the implementation of new and more stringent regulatory requirements affecting transportation operations or equipment, or significant increases in the cost of these services or equipment could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

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

December 31, 2024 | 20

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

In addition, we may incur significant losses or increased costs relating to the operation of railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially hazardous nature of the cargo we carry, in particular ammonia, a railcar accident may result in fires, explosions and releases of material which could lead to sudden, severe damage or injury to property, the environment and human health. In the event of contamination, under environmental law, we may be held responsible even if we are not at fault and were in compliance with the laws and regulations in effect at the time of the accident. Litigation arising from accidents involving ammonia and other products we produce or transport may result in us being named as a defendant in lawsuits asserting claims for substantial damages, which could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

We could incur significant costs in cleaning up contamination.

We handle hazardous substances which may result in spills, discharges or other releases of hazardous substances into the environment. Past or future spills related to or migrating from any of our current or former operations and solid or hazardous waste disposal, may give rise to liability (including for personal injury, property damage, penalties, strict liability and potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. For example, we could be held strictly liable under CERCLA, and similar state statutes, for past or future spills without regard to fault or whether our actions were in compliance with the law at the time of the spills, including in connection with contamination associated with our current and former facilities, and facilities to which we transported or arranged for the transportation of wastes or byproducts containing hazardous substances for treatment, storage or disposal. Such liability could have a material adverse effect on our results of operations, financial condition and cash flows and may not be covered by insurance.

The Coffeyville Facility has entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and comingled with legacy groundwater contamination from CVR Energy’s adjacent Coffeyville refinery. The cleanup provisions of our agreement with KDHE are held in abeyance so long as the Coffeyville refinery conducts corrective action for these comingled historical releases in accordance with its RCRA Permit. There is no assurance that the Coffeyville refinery will comply with its RCRA Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE.

We may be unable to obtain or renew permits or approvals necessary for our operations, which could inhibit our ability to do business.

Our business holds numerous environmental and other governmental permits and approvals authorizing operations at our Facilities and future expansion of our operations is predicated upon the ability to secure necessary approvals therefore. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows.

Acts of terror or sabotage, threats of war, armed conflict or war or trade wars may have an adverse impact on our business, our future results of operations and our overall financial performance.

Acts of sabotage or terrorist attacks (including cyberattacks), threats of war, armed conflict or war or trade wars, as well as events occurring in response to or in connection with such events may harm our business or have an adverse impact on our future results of operations and financial condition. For example, the ongoing Russia-Ukraine war poses significant geopolitical risks to global fertilizer and agriculture markets. Similarly, despite recent de-escalation and the ongoing ceasefire, the conflict between Israel and Hamas, which began in October 2023, continues to pose similar risks to the global fertilizer and agriculture markets. The threat or imposition of trade restrictions or economic sanctions could lead to further volatility in the price and disruptions in the production and trade of fertilizer, grains and feedstock. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

December 31, 2024 | 21

Critical infrastructure such as chemical manufacturing facilities may be at greater risk of terrorist attacks than other businesses in the U.S.. As a result and despite its expiration, we adhere to the CFATS program standards relating to physical and cyber security. The costs of compliance therewith may have a material adverse effect on our financial condition. Further, uncertainty surrounding new or continued global hostilities or other sustained military campaigns, sanctions brought by the U.S. and other countries, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war may affect our operations in unpredictable ways, including disruptions of chemical supplies and markets for fertilizer products. The long-term impacts of terrorist attacks and the threat of future terrorist attacks on the chemical industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in chemical prices could result in government-imposed price controls.

Further, changes in the insurance markets attributable to terrorist attacks, acts of sabotage or cyberattacks could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of war, terrorism, sabotage or cyberattack could also affect our ability to raise capital, including our ability to repay or refinance debt.

Adverse weather conditions or other unforeseen developments could damage our Facilities or logistics assets and impair our ability to produce and deliver our nitrogen fertilizer products.

The regions in which our Facilities are located and in which our customers operate are susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms, snow, and wildfires, some of which we or our customers have experienced in recent years. Such inclement weather conditions or other unforeseen developments could damage our Facilities or logistics assets. If such weather conditions or unforeseen conditions prevail near our Facilities or logistics assets, they could interrupt or undermine our ability to produce and transport products or to manage our business.

If events such as severe storms, hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms, snow, and wildfires become more frequent, they could have an adverse effect on our operations, as well as the operations of our suppliers and customers. Regional occurrences, such as energy shortages or increases in commodity prices, geological hazards and natural disasters, could also have a material adverse effect on our business, financial condition and results of operations. The physical effects of adverse weather conditions have the potential to directly affect our operations and result in increased costs related to our operations. Since climate change may change weather patterns and the severity of weather events, any such changes could consequently materially, adversely affect our revenues and cash flows and the demand for our products by our customers. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks.

Our Facilities face significant risks due to physical damage hazards, environmental liability risk exposure, and unplanned or emergency partial or total facility shutdowns, which could cause property damage or injuries and a material decline in production which are not fully insured.

If any of our facilities, logistics assets, or key suppliers sustain a catastrophic loss and operations are shutdown or significantly impaired, it would have a material adverse impact on our operations, financial condition and cash flows. Operations at our facility could be curtailed, limited or completely shut down for an extended period of time as the result of one or more unforeseen events and circumstances, which may not be within our control, including: major unplanned maintenance requirements; catastrophic events caused by mechanical breakdown, electrical injury, pressure vessel rupture, explosion, contamination, fire or natural disasters, including floods, windstorms and other similar events; labor supply shortages or labor difficulties that result in a work stoppage or slowdown; cessation or suspension of a facility or specific operations dictated by environmental authorities; acts of terrorism, cyberattacks or other deliberate malicious acts; and an event or incident involving a large clean-up, decontamination or the imposition of laws and ordinances regulating the cost and schedule of demolition or reconstruction, which can cause significant delays in restoring property to its pre-event condition.

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

December 31, 2024 | 22

occurrence to impact both our Coffeyville Facility and CVR Energy’s Coffeyville refinery in which case the insurance limits and applicable sub-limits would apply to all damages combined.

There is finite capacity in the commercial insurance industry engaged in underwriting chemical industry risk, and factors impacting cost and availability include: (i) losses in our industries, (ii) natural disasters, (iii) specific losses incurred by us and (iv) inadequate investment returns earned by the insurance industry. In the future, certain insurance could become unavailable or available only for reduced amounts of coverage or at exorbitant costs. If the supply of commercial insurance is curtailed, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks or we may determine that premium costs, in our judgement, do not justify such expenditures and instead increase our self-insurance.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers, the proper design, operation and maintenance of our equipment and require us to provide information about hazardous materials used in our operations. Failure to comply with these requirements may result in significant fines or compliance costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business may suffer due to the departure of any of our key senior executives or other key employees, and a shortage of skilled labor may make it difficult for us to maintain labor productivity.

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

As of December 31, 2024, approximately 27% of our employees were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. For example, a labor union representing approximately 90 employees at our East Dubuque Facility went on strike in October 2023, after its collective bargaining agreement expired. However, the East Dubuque Facility continued to operate during the strike, which ended in February 2024; and employees began returning to work in March 2024. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our Facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.

In addition, there continues to be a tight labor market. An inability to recruit, train and retain adequate personnel, or the loss or departure of personnel with key skills or deep institutional knowledge for whom we are unable to find adequate replacements, may negatively impact our business. Inflation has also caused and may in the future cause increases in employee-related costs, both due to higher wages and other compensation, which could also negatively affect our business.

December 31, 2024 | 23

Risks Related to Our Capital Structure

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

We have incurred significant indebtedness, and we may be able to incur significant additional indebtedness in the future. If new indebtedness is added to our current indebtedness, the risks described below could increase. Our level of indebtedness could have important consequences, such as: (i) limiting our ability to obtain additional financing to fund our working capital needs, capital expenditures, debt service requirements, acquisitions or other purposes; (ii) requiring us to utilize a significant portion of our cash flows to service our indebtedness, thereby reducing available cash and our ability to make distributions on our common units; (iii) limiting our ability to use operating cash flow in other areas of the business because we must dedicate a substantial portion of additional funds to service debt; (iv) limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; (v) limiting our ability to make certain payments on debt that is subordinated or secured on a junior basis; (vi) restricting the way in which we conduct business because of financial and operating covenants, including regarding borrowing additional funds, disposing of assets and the ability of subsidiaries to pay distributions; (vii) limiting our ability to enter into certain transactions with our affiliates; (viii) limiting our ability to designate our subsidiaries as unrestricted subsidiaries; (ix) exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our respective subsidiaries’ debt instruments; and (x) limiting our ability to react to changing market conditions.

Covenants in our debt agreements could limit our ability to incur additional indebtedness and engage in certain transactions, as well as limit operational flexibility, which could adversely affect our liquidity and ability to pursue our business strategies.

Our debt facilities and instruments contain, and any instruments governing future indebtedness would likely contain, a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on the ability, among other things, to: incur, assume or guarantee additional indebtedness or issue redeemable or preferred stock; pay distributions in respect of equity securities or make other restricted payments; prepay, redeem or repurchase certain debt; enter into agreements that restrict distributions from restricted subsidiaries; make certain payments on debt that is subordinated or secured on a junior basis; make certain investments; sell or otherwise dispose of assets, including capital stock of subsidiaries; create liens on certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict operating activities. Any failure to comply with these covenants could result in a default under existing debt facilities and instruments. Upon a default, unless waived, the lenders under such debt facilities and instruments would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, institute foreclosure proceedings against assets and force bankruptcy or liquidation, subject to any applicable intercreditor agreements. In addition, a default under existing debt facilities and instruments could trigger a cross default under other agreements and could trigger a cross default under the agreements governing future indebtedness. Our operating results may not be sufficient to service existing indebtedness or to fund other expenditures, and we may not be able to obtain financing to meet these requirements.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our debt obligations that may not be successful.

December 31, 2024 | 24

Our ability to satisfy debt obligations will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; future ability to borrow under our ABL Credit Facility, the availability of which depends on, among other things, complying with the covenants in the facility; and our future ability to obtain other financing. We cannot offer any assurance that our business will generate sufficient cash flow from operations or that we will be able to draw funds under our ABL Credit Facility or from other sources of financing, in an amount sufficient to fund our liquidity needs. If cash flows and capital resources are insufficient to service our indebtedness, we could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance indebtedness or seek bankruptcy protection. These alternative measures may not be successful and may not permit us to meet scheduled debt service and other obligations. Our ability to restructure or refinance debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict business operations, and the terms of existing or future debt agreements may restrict us from adopting some of these alternatives.

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

Mr. Carl C. Icahn exerts significant influence over the Partnership through his controlling ownership of CVR Energy and IEP, and his interests or those of CVR Energy or IEP or their affiliates may conflict with the interests of the Partnership and our unitholders.

As of December 31, 2024, Mr. Carl C. Icahn indirectly controlled approximately 66% of the voting power of CVR Energy’s common stock and, by virtue of such ownership, is able to control the Partnership through CVR Energy’s ownership of our general partner and its sole member, including: the election and appointment of directors; business strategy and policies; mergers or other business combinations; acquisition or disposition of assets; future issuances of common units or other securities; incurrence of debt or obtaining other sources of financing; and the payment of distributions on our common units. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of our common units, which may adversely affect the market price of such common units. As of December 31, 2024, Icahn Enterprises L.P. and its affiliates, including Mr. Icahn (“IEP”), also held approximately 2% of the Partnership’s outstanding limited partner interests. On January 8, 2025, IEP acquired via cash tender offer a total of 878,212 additional shares at a price of $18.25 per share, increasing its ownership percentage of CVR Energy’s outstanding common stock to approximately 67%.

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

An increase in interest rates may cause our debt service obligations to increase.

While the Federal Reserve lowered its target range for the federal funds rate 100 basis points in the later half of 2024, it previously raised the rate by 525 basis points from March 2022 through July 2023. Any subsequent increase in the interest rates

December 31, 2024 | 25

associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing. We cannot predict future U.S. fiscal policy, including with respect to interest rates, and adverse changes with respect thereto have resulted and could again result in a material adverse effect to our results of operations, financial condition and cash flows.

Risks Related to Our Limited Partnership Structure

We may not have sufficient “available cash” to pay any quarterly distribution on common units, or the Board may elect to take reserves or distribute less than all of our available cash.

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

December 31, 2024 | 26

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

Our general partner, an indirect wholly owned subsidiary of CVR Energy, has fiduciary duties to CVR Energy and its stockholders, and the interests of CVR Energy and its stockholders may differ significantly from, or conflict with, the interests of our public common unitholders.

Our general partner is responsible for managing us. Although our general partner has fiduciary duties to manage us in a manner that is in our best interests, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to CVR Energy and its stockholders. The interests of CVR Energy and its stockholders may conflict with the interests of our public common unitholders. In resolving these conflicts, our general partner may favor its own interests, the interests of its sole member, UAN Services, LLC (“UAN Services”), or the interests of CVR Energy and holders of CVR Energy’s common stock, including its majority stockholder, an affiliate of Icahn Enterprises L.P., over our interests and those of our common unitholders.

The potential conflicts of interest include, among others, the following: (i) neither our partnership agreement nor any other agreement requires the owners of our general partner, including CVR Energy, to pursue a business strategy that favors us and the affiliates of our general partner, including CVR Energy, have fiduciary duties to make decisions in their own best interests and in the best interest of holders of CVR Energy’s common stock, which may be contrary to our interests (ii) our general partner is allowed to take into account the interests of parties other than us or our common unitholders, such as its owners or CVR Energy, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our common unitholders; (iii) our general partner has limited its liability and reduced its fiduciary duties under our partnership agreement and has also restricted the remedies available to our common unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty; (iv) the Board determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness, and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders; (v) our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf and there is no limitation on the amounts that can be paid; (vi) our general partner controls the enforcement of obligations owed to us by it and its affiliates, and decides whether to retain separate counsel or others to perform services for us; (vii) our general partner determines which costs incurred by it and its affiliates are reimbursable by us; and (viii) certain of the executive officers of our general partner also serve as executive officers of CVR Energy, including our executive chairman, who will face conflicts of interest when making decisions which may benefit either us or CVR Energy. Additionally, the compensation of our executive officers, other than for our Chief Executive Officer, Mr. Pytosh, is set by CVR Energy, and we have no control over the amount paid to such officers.

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

December 31, 2024 | 27

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

December 31, 2024 | 28

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

Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership’s “qualified business income,” this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025. If the deduction is not extended by legislation, then the expiration of the deduction may negatively impact the value of an investment in our units.

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

December 31, 2024 | 29

Non-U.S. common unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our common units.

Non-U.S. common unitholders are generally taxed and subject to income tax filing requirements by the U.S. on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our common unitholders and any gain from the sale of our common units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a Non-U.S. common unitholder will be subject to withholding at the highest applicable effective tax rate, and a Non-U.S. common unitholder who sells or otherwise disposes of a common unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that common unit.

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

December 31, 2024 | 30

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

The Partnership has implemented processes to assess, identify and manage material risks resulting from cybersecurity incidents. Our Cybersecurity program and processes are based upon the International Standards Organization (“ISO”) guidance on information security. The Partnership’s processes used to identify, assess, and mitigate cybersecurity risks are integrated into the Partnership’s broader risk management system and processes, including through the risk management activities of the Board and its Audit Committee, our Enterprise Risk Management Committee (“ERM Committee”), and our internal audit and information technology functions. Refer to Part I, Item 1A, “Risk Factors—We are subject to cybersecurity risks and may experience cyber incidents resulting in disruption or harm to our businesses” of this Report for further discussion of our processes for managing cybersecurity risks.

Board Oversight of Cybersecurity Matters

The Board considers oversight of CVR Partners’ risks and risk management activities, including those related to cybersecurity risk, to be a responsibility of the entire Board. The Board also delegates certain risk oversight responsibilities to certain of its committees, and oversight of the Partnership’s cybersecurity risk is delegated by the Board to its Audit Committee. The Audit Committee receives regular reports, typically on a quarterly basis, from management regarding information technology, cybersecurity risk, AI use and governance, and efforts to prevent and mitigate such risks. The Audit Committee subsequently reports on these activities to the full Board, which equips the Board and its committees to fulfill their risk oversight role.

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

December 31, 2024 | 31

Similarly, the Partnership’s internal audit function periodically performs audit engagements focused on information technology processes and cybersecurity risks. These audits have provided the Partnership and its Board with assessments of the effectiveness and efficiency of our information technology and cyber threat management processes with the goal of safeguarding Partnership assets and information.

Management of Cybersecurity Matters

At the management level, the Partnership’s cybersecurity risk management activities are led by our Chief Executive Officer and his executive team and is integrated into the day-to-day activities of the Partnership’s information technology function and Chief Information Officer, who operates under the supervision of our Chief Financial Officer, and reports regularly to the Audit Committee on cybersecurity risks, typically on a quarterly basis. The Partnership’s information technology function has a dedicated cybersecurity team comprised of employees with, on average, nearly 20 years of experience and expertise in cybersecurity, and includes individuals with degrees in Computer Studies and cybersecurity-related certifications including Certified Information Systems Security Specialist (CISSP), Certified in Risk and Information Systems Controls (CRISC), and Certified Information Security Manager (CISM).

Management utilizes certain tools and controls to detect, monitor, prevent, mitigate, and remediate cybersecurity threats to our systems, networks, applications, and data. Management also conducts annual cybersecurity training and periodic phishing tests, which provide contemporaneous feedback and instruction to our employees and seek to strengthen the Partnership’s defenses against cyber threats. Management also monitors AI usage and has implemented a framework that tracks use and is governed by CVR Energy’s Artificial Intelligence Policy and includes a review and approval process for adopting use of AI tools. Such governance activities are designed to mitigate the risks presented by AI. Lastly, management maintains information security incident response processes to guide response and mitigate impact in the event of a cybersecurity incident. A third-party cybersecurity service provider is on retainer to assist the Partnership should a cybersecurity incident occur.

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

Material Impact on Partnership

During 2024, 2023, and 2022, the Partnership did not experience any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Partnership, including its business strategy, results of operations, or financial condition.

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

December 31, 2024 | 32

PART II

Item 5.    Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The performance graph below compares the cumulative total return of the Partnership’s common units to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of CF Industries Holdings, Inc., LSB Industries, Inc., Nutrien Ltd., The Andersons, Inc., AdvanSix Inc., and Flotek Industries Inc. The graph assumes that the value of the investment in common units and each index was $100 on December 31, 2019 and that all distributions were reinvested. Investment is weighted on the basis of market capitalization.
The unit price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Yahoo! Finance (finance.yahoo.com). The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Market Information

CVR Partners’ common units are listed under the symbol “UAN” on the New York Stock Exchange (“NYSE”). The Partnership has 30 holders of record of the outstanding units as of December 31, 2024, with CVR Energy subsidiaries holding approximately 37% and Icahn Enterprises L.P. and its affiliates (“IEP”) holding approximately 2% of the Partnership’s outstanding limited partner interests.

Purchases of Equity Securities by the Issuer

On May 6, 2020, the board of directors of the Partnership’s General Partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program, which was increased on February 22, 2021 (the “Unit Repurchase Program”). The Unit Repurchase Program, as increased, authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program. From authorization through March 2022, CVR Partners repurchased, on a split-adjusted basis, 759,250 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $20.0 million, exclusive of transaction costs, or an average price of $26.33 per

December 31, 2024 | 33

common unit. CVR Partners did not repurchase any additional common units after March 2022 through the termination date mentioned above.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with our consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors” of this Report. References to “CVR Partners”, the “Partnership”, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

This discussion and analysis covers the years ended December 31, 2024 and 2023 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2022 and year-to-year comparisons between the years ended December 31, 2023 and 2022 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 21, 2024, and such discussions are incorporated by reference into this Report.

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

Partnership Overview

CVR Partners is a Delaware limited partnership formed in 2011 by CVR Energy, Inc. (“CVR Energy”) to own, operate, and grow its nitrogen fertilizer business. The Partnership produces and distributes nitrogen fertilizer products, which are used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership produces these products at two manufacturing facilities, one located in Coffeyville, Kansas operated by its wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by its wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”, and together with the Coffeyville Facility, the “Facilities”). Our principal products are ammonia and urea ammonium nitrate (“UAN”). All of our products are sold on a wholesale basis. References to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the Facilities, as the context may require. Additionally, as the context may require, references to CVR Energy may refer to CVR Energy and its consolidated subsidiaries which include its petroleum and renewables refining, marketing, and logistics operations.

Strategy and Goals

The Partnership has adopted Mission and Core Values, which articulate the Partnership’s expectations for how it and its employees do business each and every day.

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

December 31, 2024 | 34

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

•Reliability - Our goal is to achieve industry-leading utilization rates at both of our facilities through safe and reliable operations. We are focusing on improvements in day-to-day facility operations, identifying alternative sources for facility inputs to reduce lost time due to third-party operational constraints, and optimizing our commercial and marketing functions to maintain facility operations at their highest level.

•Market Capture - We continuously evaluate opportunities to improve the facilities’ realized pricing at the gate and reduce variable costs incurred in production to maximize our capture of market opportunities.

•Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and disciplined deployment of capital.

In January 2025, we published a 2023 Environmental, Social & Governance Report (“2023 ESG Report”), which continues to benchmark performance against specific Sustainability Accounting Standards Board metrics and is available at CVR Partner’s website at www.CVRPartners.com. The 2023 ESG Report does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K or any other report we file with (or furnish to) the Securities and Exchange Commission (the “SEC”), whether made before or after the date of this Annual Report on Form 10-K.

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

December 31, 2024 | 35

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

Regulatory Environment - Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and sustainable aviation fuel production or consumption, can impact, and have directly impacted, our business. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025, which maintained the conventional biofuel blending level at 15 billion gallons. These actions lead us to believe that the demand on food, in particular corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers.

In contrast, in March 2024, the EPA finalized new motor vehicle emission standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, which could significantly reduce the use of internal combustion engine vehicles and the demand for liquid fuels, including ethanol. In 2023, production of ethanol consumed approximately 37% of the annual United States corn crop used by the market.

There have been several proposed and enacted climate-related rules and compliance requirements at federal, state, and international levels. While the Biden Administration had advanced significant climate-related initiatives, including stricter EPA motor vehicle emissions standards and the SEC’s proposed climate risk disclosure rule, recent changes under the Trump Administration following the 2024 U.S. presidential election has begun to and may further shift regulatory priorities. Through executive orders and regulatory rollbacks, certain of these initiatives have been curtailed or reevaluated, creating a more uncertain regulatory landscape, which may materially impact our business, operations, compliance costs, results and market stability.

Geopolitical Matters - The Middle East conflict, which began in October 2023 and impacted global fertilizer and agriculture markets, alongside other conflicts, like the ongoing Russia-Ukraine war, continue to present significant geopolitical risks to global markets as does the potential for future trade wars and the potential changes in U.S. economic trade policy. These concerns, including the enforcement of sanctions, could lead to disruptions in the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions. The ultimate outcome of these conflicts and/or economic policy, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.

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

December 31, 2024 | 36

fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below.

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 14 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2024/2025. Multiple refiners have announced renewable diesel expansion projects for 2025 and beyond, which should only increase the demand for soybeans and potentially for corn and canola.

The United States Department of Agriculture (“USDA”) estimates that in spring 2024 farmers planted 90.7 million corn acres, representing a decrease of 4.1% as compared to 94.6 million corn acres in 2023. Planted soybean acres for spring 2024 are 87.1 million, representing an increase of 4.2% as compared to 83.6 million soybean acres in 2023. The combined corn and soybean planted acres of 177.8 million in 2024 is in line with the acreage planted in 2023. Due to lower input costs in 2024 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2024. Inventory levels of corn and soybeans are expected to be supportive of grain prices into the spring of 2025.

Ethanol is blended with gasoline to meet renewable fuel standard requirements and for its octane value. Since 2010, ethanol production has historically consumed 37% of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand, as shown by the charts below, through December 31, 2024.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,100
1,000
900
Barrels per day
(in thousands)
1,100
2022
2023
2024
Fuel Ethanol

100%
50%
50%
50%
47%
53%
49%
51%
2022
2023
2024
Corn
Soybean

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through December 31, 2024.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of December 31, 2024.

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

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2023/2024 weather was warmer than average in Europe and when combined with natural gas conservation measures caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2024 and remain below the 2021/2022 price levels throughout 2024. The decline in natural gas prices, and the resulting reversal of capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect that natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe that the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Although pet coke prices had been elevated since 2021 due to

December 31, 2024 | 37

higher natural gas prices compared to historical levels, as natural gas prices remained low in 2024, third-party pet coke prices declined into 2024 and fell further into 2025.

Partnership Initiatives

The Partnership is nearing completion of engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its Coffeyville Facility. Based on these studies, we believe the Coffeyville Facility could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the facility. If this project is approved by the board of directors of our general partner (the “Board”) and successfully implemented, it could allow the Partnership to choose the optimal feedstock mix for production and would make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with that feedstock flexibility.

As part of growth capital projects, the Partnership has undertaken several initiatives to continually improve reliability of its Facilities. In December 2024, an additional piece of oxygen equipment was installed to provide better reliability of a third-party air separation plant which supplies contract volumes of oxygen, nitrogen, and compressed dry air to the Coffeyville Facility gasifiers.

The charts below show relevant market indicators by month through December 31, 2024:

Ammonia and UAN Market Pricing (1)

(1)Information used within this chart was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

December 31, 2024 | 38

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

The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the years ended December 31, 2024, 2023, and 2022. Utilization is an important measure used by management to assess operational output at each of the Partnership’s facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

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

December 31, 2024 | 39

Ammonia Utilization Rate
On a consolidated basis, utilization decreased 4% to 96% for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 and other minor unplanned outages at the Facilities (the “ 2024 Outages”) in the current period.

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Ammonia Sales Volumes and Pricing	UAN Sales Volumes and Pricing
For the year ended December 31, 2024, total product sales volumes were unfavorable driven by reduced production volumes resulting from the 2024 Outages in the current period. For the year ended December 31, 2024, total product sales were unfavorable driven by sales price decreases of 16% for ammonia and 20% for UAN during the year. Ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices reducing input costs and lower planted acres of corn in the U.S.

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not

December 31, 2024 | 40

upgraded into other fertilizer products. The table below presents these metrics for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in thousands of tons)	2024	2023	2022
Ammonia (gross produced)	836	864	703
Ammonia (net available for sale)	270	270	213
UAN	1,273	1,369	1,140

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for the Facilities for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Petroleum coke used in production (thousands of tons)	517	518	425
Petroleum coke used in production (dollars per ton)	$59.69	$78.14	$52.88
Natural gas used in production (thousands of MMBtus) (1)	8,667	8,462	6,905
Natural gas used in production (dollars per MMBtu) (1)	$2.56	$3.42	$6.66
Natural gas in cost of materials and other (thousands of MMBtus) (1)	7,755	8,671	6,701
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$2.50	$3.84	$6.37

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights

Overview - For the year ended December 31, 2024, the Partnership’s operating income and net income were $90.4 million and $60.9 million, respectively, compared to operating income and net income of $201.4 million and $172.4 million, respectively, for the year ended December 31, 2023. These decreases were driven primarily by lower product sales prices attributable to natural gas prices reducing input costs and driving an overall decrease in market prices and unfavorable product sales volume driven by reduced production volumes resulting from the 2024 Outages in the current period, partially offset by favorable utility costs due to lower natural gas and electricity prices.

Net Sales	Operating Income

$ (in millions)
875
700
525
350
$525.3
$681.5
$835.6
2024
2023
2022

400
300
200
100
0
$ (in millions)
$90.4
$201.4
$319.9
2024
2023
2022

December 31, 2024 | 41

Net Income	EBITDA (1)

400
300
200
100
0
$ (in millions)
$60.9
$172.4
$286.8
2024
2023
2022

500
400
300
200
100
0
$ (in millions)
$178.9
$281.1
$403.2
2024
2023
2022

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the year ended December 31, 2024, net sales was $525.3 million compared to $681.5 million for the year ended December 31, 2023. This decrease was primarily due to unfavorable UAN and ammonia pricing conditions and sales volumes which lowered revenues by $103.4 million and $47.1 million, respectively. For the years ended December 31, 2024 and 2023, net sales included $36.3 million and $42.1 million in freight revenue and $16.6 million and $18.2 million in other revenue, respectively.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2024 compared to the year ended December 31, 2023:

(in thousands)	Price Variance	Volume Variance
UAN	$(77,638)	$(41,805)
Ammonia	(25,737)	(5,315)

For the year ended December 31, 2024 compared to the year ended December 31, 2023, ammonia and UAN sales prices were unfavorable primarily due to lower natural gas prices reducing input costs and driving an overall decrease in market prices, paired with lower planted corn acres in the U.S. Total product sales volumes were unfavorable driven by reduced production volumes resulting from the 2024 Outages in the current period.

December 31, 2024 | 42

Cost of Materials and Other	Direct Operating Expenses (1)

150
125
100
75
$ (in millions)
$104.1
$134.4
$130.9
2024
2023
2022

300
250
200
150
$ (in millions)
$214.2
$234.9
$270.2
2024
2023
2022

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the year ended December 31, 2024, cost of materials and other was $104.1 million compared to $134.4 million for the year ended December 31, 2023. The decrease was driven primarily by lower pet coke and natural gas feedstock costs, as discussed above, combined with favorable inventory impacts in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the year ended December 31, 2024, direct operating expenses (exclusive of depreciation and amortization) were $214.2 million compared to $234.9 million for the year ended December 31, 2023. The decrease was primarily due to favorable utility costs due to lower natural gas and electricity prices combined with favorable inventory impacts in the current period.

Depreciation and Amortization	Selling, General, and Administrative Expenses

$88.1
$79.7
$82.1
90
80
70
60
$ (in millions)
2024
2023
2022

40
30
20
10
$ (in millions)
$28.4
$29.5
$32.2
2024
2023
2022

Depreciation and Amortization Expense - For the year ended December 31, 2024, depreciation and amortization expense was $88.1 million compared to $79.7 million for the year ended December 31, 2023. This increase was primarily due to accelerated depreciation related to planned asset retirements, including granular plant production assets, and due to additions to property, plant, and equipment during the current period, partially offset by fluctuations in depreciation capitalized to inventory and retirement of fully depreciated assets.

Selling, General, and Administrative Expenses - For the year ended December 31, 2024, Selling, general and administrative expenses was $28.4 million compared to $29.5 million for the year ended December 31, 2023. The decrease was primarily

December 31, 2024 | 43

related to lower share-based compensation due to a decrease in market prices for CVR Partners’ common units in the current period, partially offset by an increase in other personnel costs.

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

The following are non-GAAP measures we present for the years ended December 31, 2024, 2023, and 2022:

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

Factors Affecting Comparability of Our Financial Results

Major Scheduled Turnaround Activities

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to expenses incurred as part of planned turnarounds. We incurred turnaround expenses of $0.5 million, $1.8 million, and $33.4 million during the years ended December 31, 2024, 2023, and 2022, respectively. The next planned turnarounds are currently scheduled to commence in the fourth quarter of 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

December 31, 2024 | 44

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$60,900	$172,433	$286,801
Interest expense, net	29,827	28,653	34,065
Income tax expense	77	289	160
Depreciation and amortization	88,096	79,720	82,137
EBITDA and Adjusted EBITDA	178,900	281,095	403,163
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(34,173)	(33,885)	(34,733)
Future operating needs (1)	—	(6,350)	(2,700)
Capital expenditures (2)	(59,114)	(56,400)	(40,794)
Turnaround expenditures, net (3)	(12,947)	(11,543)	13,011
Equity method investment (4)	(1,155)	15,776	—
Principal payments on senior secured notes and deferred financing costs	—	(500)	(65,814)
Repurchase of common units	—	—	(12,398)
Available cash for distribution (5)	$71,511	$188,193	$259,735

Common units outstanding	10,570	10,570	10,681

(1)Amount consists of adjustment of expenses incurred by the city of Coffeyville during winter storm Uri in 2021 and cash impacts thereof and reserves established by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.
(2)Amount consists of maintenance capital expenditures, including additional reserves for future growth projects of $29.1 million and $28.4 million for the years ended December 31, 2024 and 2023. There were no reserves for future growth projects for year ended December 31, 2022.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the 45Q Transaction.
(5)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid cash distributions of $1.68, $1.92, $1.90, and $1.19 per common unit related to the fourth quarter of 2023, and the first, second, and third quarters of 2024, respectively, and declared a cash distribution of $1.75 per common unit related to the fourth quarter of 2024, to be paid in March 2025.

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. As further discussed below, our principal uses of cash are for working capital, capital expenditures, funding our debt service obligations, and paying distributions to our unitholders.

When considering the market conditions and current geopolitical matters, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings and reserves, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs and other inflationary pressures. Additionally, our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to operating performance, as well as general economic, political, financial, competitive, and other factors, some of which may be beyond our control.

Depending on the needs of our business, contractual limitations, and market conditions, we may from time to time seek to issue equity securities, incur additional debt, issue debt securities, or redeem, repurchase, refinance, or retire our outstanding

December 31, 2024 | 45

debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2024 and through the date of filing, as applicable.

Cash and Other Liquidity

As of December 31, 2024, we had cash and cash equivalents of $90.9 million and, combined with $38.9 million available under our ABL Credit Facility, we had total liquidity of $129.8 million as of December 31, 2024. As of December 31, 2023, we had $45.3 million in cash and cash equivalents and, combined with $39.0 million available under our ABL Credit Facility, we had total liquidity of $84.3 million.

Long-term debt consisted of the following:

	December 31,
(in thousands)	2024	2023
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(2,152)	(2,692)
Total long-term debt	$547,848	$547,308

As of December 31, 2024, the Partnership had outstanding its 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital and capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of this Report for further information.

Capital Spending

We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects and projects required to comply with environmental, health, and safety regulations. Growth capital projects generally involve an expansion of existing capacity, reliability improvements, and/or reducing direct operating expenses. We undertake growth capital spending based on the expected return on incremental capital employed, which is typically funded by reserves taken in prior years.

Our total capital expenditures for the years ended December 31, 2024 and 2023, along with our estimated expenditures for 2025 are as follows:

	Year Ended December 31,		Estimated
(in thousands)	2024	2023	2025
Maintenance capital	$30,014	$28,025	$35,000 - 45,000
Growth capital	7,049	1,056	20,000 - 25,000
Total capital expenditures	$37,063	$29,081	$55,000 - 70,000

Our estimated capital expenditures are subject to change due to changes in capital projects’ cost, scope, and completion time. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the Facilities. We may also accelerate or defer some capital expenditures from time to time. The Board determines capital spending for CVR Partners. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.

We incurred turnaround expenses of $0.5 million, $1.8 million, and $33.4 million during the years ended December 31, 2024, 2023, and 2022, respectively. The next planned turnarounds are currently scheduled to commence in the fourth quarter of 2025 at the Coffeyville Facility and in 2026 at the East Dubuque Facility.

December 31, 2024 | 46

Cash Requirements

The following table summarizes our known contractual obligations and other commercial commitments as of December 31, 2024 that are expected to be paid within the next year and thereafter:

	Payments Due by Period
(in thousands)	Short-Term	Long-Term	Total
Debt obligations (1)	$—	$550,000	$550,000
Interest payments related to debt obligations (2)	33,941	84,915	118,856
Operating lease liabilities (3)	4,996	14,346	19,342
Finance lease obligations (3)	3,145	41,452	44,597
Purchase commitments (4)	36,319	60,273	96,592
Transportation agreements (5)	3,833	5,281	9,114
Total cash requirements	$82,234	$756,267	$838,501

(1)Debt obligations consist of the 2028 Notes as of December 31, 2024.
(2)Interest payments related to debt obligations consist of interest payments for our long-term debt outstanding as of December 31, 2024 and commitment fees on the unutilized commitments of the ABL Credit Facility.
(3)Operating lease liabilities and finance lease obligations are described in Part II, Item 8, Note 6 (“Leases”) of this Report.
(4)Consists primarily of purchase obligations for pet coke, oxygen, nitrogen, and other feedstocks, as well as water and utilities usage.
(5)Includes purchase obligations related to the transportation of feedstocks.

Distributions to Unitholders

The current policy of the Board is to distribute all Available Cash for Distribution, as determined by the Board in its sole discretion, the Partnership generates on a quarterly basis. The Board will determine Available Cash for Distribution for each quarter following the end of such quarter. Available Cash for Distribution for each quarter is calculated as EBITDA for the quarter excluding noncash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available Cash for Distribution may be increased by releasing previously established cash reserves, if any, and other excess cash, at the discretion of the Board.

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution and reserves relating thereto, are subject to change at the discretion of the Board. The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2024, 2023, and 2022 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$26,037	$70,710

2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

December 31, 2024 | 47

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2021 - 4th Quarter	March 14, 2022	$5.24	$35,576	$20,394	$55,970
2022 - 1st Quarter	May 23, 2022	2.26	15,091	8,796	23,887
2022 - 2nd Quarter	August 22, 2022	10.05	67,109	39,115	106,225
2022 - 3rd Quarter	November 21, 2022	1.77	11,819	6,889	18,708
Total 2022 quarterly distributions		$19.32	$129,597	$75,193	$204,790

For the fourth quarter of 2024, the Partnership, upon approval by the Board on February 18, 2025, declared a distribution of $1.75 per common unit, or $18.5 million, which is payable March 10, 2025 to unitholders of record as of March 3, 2025. Of this amount, CVR Energy and IEP will receive approximately $6.8 million and $0.3 million, respectively, with the remaining amount payable to public unitholders.

Capital Structure

On May 6, 2020, the Board, on behalf of the Partnership, authorized a unit repurchase program, which was increased on February 22, 2021 (the “Unit Repurchase Program”). The Unit Repurchase Program authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program. From authorization through March 2022, CVR Partners repurchased, on a split-adjusted basis, 759,250 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $20.0 million, exclusive of transaction costs, or an average price of $26.33 per common unit. Prior to the termination of the Unit Repurchase Program in 2024 and for the year ended December 31, 2023, CVR Partners did not repurchase any common units.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$150,541	$243,526	$301,464
Investing activities	(31,892)	(2,722)	(44,623)
Financing activities	(73,071)	(281,864)	(283,018)
Net increase (decrease) in cash and cash equivalents	$45,578	$(41,060)	$(26,177)

Cash Flows from Operating Activities

The change in net cash flows from operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a decrease in net income of $111.5 million caused by lower sales prices attributable to natural gas prices reducing input costs and driving an overall decrease in market prices and unfavorable sales volume driven by reduced production volumes resulting from the 2024 Outages in the current period. This is partially offset by a decrease in working capital of $13.8 million in 2024 compared to 2023 primarily due to favorable changes in accounts payable and other current liabilities, partially offset by unfavorable changes in inventory.

Cash Flows from Investing Activities

The change in net cash used in investing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a decrease in distributions received from CVR Partners’ equity method investment of $16.3 million in 2024 compared to 2023 and an increase in capital expenditures of $12.9 million during 2024 resulting from an increase in various capital projects in the current period compared to 2023.

December 31, 2024 | 48

Cash Flows from Financing Activities

The change in net cash used in financing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a $210.7 million decrease in cash distributions in 2024 compared to 2023.

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

Inventory Valuation

The cost of our fertilizer product inventories is determined under the first-in, first-out (“FIFO”) method and our FIFO inventories are carried at the lower of cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product. Depending on inventory levels, the per-ton realizable value of our fertilizer products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in the market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. There were no inventory adjustments recognized during the years ended December 31, 2024, 2023, and 2022. Due to the amount and variability in volume of fertilizer product inventories maintained, changes in production costs, and the volatility of market pricing for fertilizer products, losses recognized to reflect fertilizer product inventories at the lower of cost or net realizable value could have a material impact on the Partnership’s results of operations.

Impairment of Long-lived Assets

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future expected cash flows. If the sum of the undiscounted expected future cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value may be written down to its estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. In addition, when preparing the expected future cash flows or estimating the fair value of impaired assets, we make several estimates that include subjective assumptions related to future sales volumes, commodity prices, operating costs, discount rates, and capital expenditures, among others.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to significant market risk due to potential changes in prices for fertilizer products, pet coke, and natural gas. Pet coke and natural gas are the primary raw materials used in the production of various nitrogen-based products manufactured at our Coffeyville Facility and East Dubuque Facility, respectively. We have commitments to purchase pet coke and natural gas for use in our Facilities through short-term, fixed price, and index price purchase contracts.

In the normal course of business, we produce nitrogen-based fertilizer products throughout the year to supply the needs of our customers during the high-delivery-volume spring and fall seasons. The value of fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Prices of nitrogen fertilizer products can be volatile, and we

December 31, 2024 | 49

believe they are affected by changes in grain prices, demand, natural gas prices, and other factors. A $1.00 per MMBtu change in the price of natural gas would change the cost to produce a ton of ammonia and UAN by approximately $14.29 and $5.86, respectively. A $1.00 per ton change in the price of pet coke would change the cost to produce a ton of ammonia and UAN by approximately $0.66 and $0.27, respectively. In the opinion of our management, there are no financial instruments that correlate with our firm pet coke commitments and forecasted commodity sales transactions that could be used to effectively reduce commodity price risk.

Interest Rate Risk

We may be exposed to risk based on changes in interest rates related to our ABL Credit Facility, which bears interest at the daily simple Secured Overnight Financing Rate (“SOFR”) plus a premium. As of and during the years ended December 31, 2024 and 2023, there were no outstanding borrowings under the ABL Credit Facility or other variable rate borrowings. Further, fixed-rate debt, such as our 2028 Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates, but not our earnings or cash flows. Based on the 2028 Notes, a hypothetical 50-basis point fluctuation in market interest rates at December 31, 2024 would have resulted in a change of $8.3 million in fair value disclosure. Fixed-rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market.

December 31, 2024 | 50

Item 8.    Financial Statements and Supplementary Data

CVR PARTNERS, LP AND SUBSIDIARIES

December 31, 2024 | 51

Report of Independent Registered Public Accounting Firm

The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2025, expressed an unqualified opinion.

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

Tulsa, Oklahoma
February 19, 2025

December 31, 2024 | 52

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2024, and our report dated February 19, 2025 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
February 19, 2025

December 31, 2024 | 53

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$90,857	$45,279
Accounts receivable, net	65,216	41,893
Inventories	75,579	69,165
Prepaid expenses	1,257	8,392
Other current assets	632	1,140
Total current assets	233,541	165,869
Property, plant and equipment, net	735,591	761,023
Other long-term assets	49,592	48,440
Total assets	$1,018,724	$975,332
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$30,365	$33,486
Accounts payable to affiliates	6,213	5,319
Deferred revenue	50,788	15,796
Other current liabilities	23,983	20,872
Total current liabilities	111,349	75,473
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	567,974	547,308
Long-term deferred revenue	26,966	33,311
Other long-term liabilities	19,365	16,360
Total long-term liabilities	614,305	596,979
Commitments and contingencies (See Note 11 and Note 2, respectively)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of December 31, 2024 and 2023, respectively	293,069	302,879
General partner interest	1	1
Total partners’ capital	293,070	302,880
Total liabilities and partners’ capital	$1,018,724	$975,332

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2024 | 54

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per unit data)	2024	2023	2022
Net sales	$525,324	$681,477	$835,584
Operating costs and expenses:
Cost of materials and other	104,141	134,377	130,913
Direct operating expenses (exclusive of depreciation and amortization)	214,222	234,916	270,167
Depreciation and amortization	88,096	79,720	82,137
Cost of sales	406,459	449,013	483,217
Selling, general and administrative expenses	28,414	29,523	32,192
Loss on asset disposal	100	1,533	263
Operating income	90,351	201,408	319,912
Other (expense) income:
Interest expense, net	(29,827)	(28,653)	(34,065)
Other income (expense), net	453	(33)	1,114
Income before income tax expense	60,977	172,722	286,961
Income tax expense	77	289	160
Net income	$60,900	$172,433	$286,801

Basic and diluted earnings per common unit	$5.76	$16.31	$27.07

Weighted-average common units outstanding:
Basic and diluted	10,570	10,570	10,593

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2024 | 55

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)	Common Units		General Partner Interest	Total Partners’ Capital
	Issued	Amount
Balance at December 31, 2021	10,681,332	$342,197	$1	$342,198
Net income	—	286,801	—	286,801
Repurchase of common units	(111,695)	(12,398)	—	(12,398)
Cash distributions to common unitholders – Affiliates	—	(75,193)	—	(75,193)
Cash distributions to common unitholders – Non-affiliates	—	(129,597)	—	(129,597)
Balance at December 31, 2022	10,569,637	411,810	1	411,811
Net income	—	172,433	—	172,433
Cash distributions to common unitholders – Affiliates	—	(103,605)	—	(103,605)
Cash distributions to common unitholders – Non-affiliates	—	(177,759)	—	(177,759)
Balance at December 31, 2023	10,569,637	302,879	1	302,880
Net income	—	60,900	—	60,900
Cash distributions to common unitholders – Affiliates	—	(26,037)	—	(26,037)
Cash distributions to common unitholders – Non-affiliates	—	(44,673)	—	(44,673)
Balance at December 31, 2024	10,569,637	$293,069	$1	$293,070

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2024 | 56

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$60,900	$172,433	$286,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,096	79,720	82,137
Amortization of deferred financing costs and original issue discount	696	754	821
Loss on asset disposal	100	1,533	263
Loss on debt extinguishment	—	—	628
Share-based compensation	4,898	8,235	25,264
Other adjustments	76	222	(107)
Changes in assets and liabilities:
Accounts receivable	(23,323)	27,501	(21,139)
Inventories	(5,677)	6,704	(24,807)
Prepaid expenses and other current assets	7,643	1,911	(2,278)
Accounts payable	(5,599)	(23,831)	(6,577)
Deferred revenue	28,647	(23,491)	(20,502)
Other current liabilities	2,227	(8,412)	(14,939)
Other long-term assets and liabilities	(8,143)	247	(4,101)
Net cash provided by operating activities	150,541	243,526	301,464
Cash flows from investing activities:
Capital expenditures	(37,074)	(24,196)	(44,668)
Proceeds from the sale of assets	4	—	45
Return of equity method investment	5,178	21,474	—
Net cash used in investing activities	(31,892)	(2,722)	(44,623)
Cash flows from financing activities:
Principal payments on senior secured notes	—	—	(65,000)
Payment of deferred financing costs	—	(500)	(829)
Repurchase of common units	—	—	(12,398)
Cash distributions to common unitholders – Affiliates	(26,037)	(103,605)	(75,193)
Cash distribution to common unitholders – Non-affiliates	(44,673)	(177,759)	(129,597)
Other financing activities	(2,361)	—	(1)
Net cash used in financing activities	(73,071)	(281,864)	(283,018)
Net increase (decrease) in cash and cash equivalents	45,578	(41,060)	(26,177)
Cash and cash equivalents, beginning of period	45,279	86,339	112,516
Cash and cash equivalents, end of period	$90,857	$45,279	$86,339

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2024 | 57

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Nature of Business

CVR Partners, LP (“CVR Partners” or the “Partnership”) is a Delaware limited partnership formed by CVR Energy, Inc. (together with its subsidiaries, but excluding the Partnership and its subsidiaries, “CVR Energy”) to own, operate and grow its nitrogen fertilizer business. The Partnership produces nitrogen fertilizer products at two manufacturing facilities, one located in Coffeyville, Kansas operated by our wholly owned subsidiary, Coffeyville Resources Nitrogen Fertilizers, LLC (“CRNF”) (the “Coffeyville Facility”) and one located in East Dubuque, Illinois operated by our wholly owned subsidiary, East Dubuque Nitrogen Fertilizers, LLC (“EDNF”) (the “East Dubuque Facility”, and together with the Coffeyville Facility, the “Facilities”). The Facilities manufacture ammonia and are able to further upgrade such ammonia to other nitrogen fertilizer products, principally urea ammonium nitrate (“UAN”). Nitrogen fertilizer is used by farmers to improve the yield and quality of their crops, primarily corn and wheat. The Partnership’s products are sold on a wholesale basis in the United States of America. As used in these financial statements, references to CVR Partners, the Partnership, “we”, “us”, and “our” may refer to consolidated subsidiaries of CVR Partners or one or both of the facilities, as the context may require.

Interest Holders

As of December 31, 2024, public common unitholders held approximately 61% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 37% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held the remaining approximately 2% of the Partnership’s outstanding limited partner interests. As of December 31, 2024, IEP owned approximately 66% of the common stock of CVR Energy. On January 8, 2025, IEP acquired an additional 1% ownership, or 878,212 additional shares of CVR Energy’s common stock at a price of $18.25 per share.

Unit Repurchase Program

On May 6, 2020, the board of directors of our general partner (the “Board”), on behalf of the Partnership, authorized a unit repurchase program, which was increased on February 22, 2021 (the “Unit Repurchase Program”). The Unit Repurchase Program authorized the Partnership to repurchase up to $20 million of the Partnership’s common units. On February 20, 2024, the Board, on behalf of the Partnership, terminated the nominal authority remaining under the Unit Repurchase Program. From authorization through March 2022, CVR Partners repurchased, on a split-adjusted basis, 759,250 common units on the open market in accordance with a repurchase agreement under Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, at a cost of $20.0 million, exclusive of transaction costs, or an average price of $26.33 per common unit. Prior to the termination of the Unit Repurchase Program in 2024 and for the year ended December 31, 2023, CVR Partners did not repurchase any common units.

Management and Operations

The Partnership, including its general partner, is managed by a combination of the Board, the general partner’s executive officers, UAN Services, LLC (as sole member of the general partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, the General Partner, CVR Energy, and certain of their respective subsidiaries, including a service agreement. See Note 13 (“Related Party Transactions”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

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

December 31, 2024 | 58

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, net

Accounts receivable, net primarily consists of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Allowances for doubtful accounts are based on historical loss experience, expected credit losses from current economic conditions, and management’s expectations of future economic conditions. The allowance is recorded when the receivable is deemed uncollectible and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 25% and 40% of the Accounts receivable, net balance at December 31, 2024 and 2023, respectively. There was no bad debt expense for the years ended December 31, 2024, 2023, and 2022.

Inventories

Inventories consist of fertilizer products and raw materials (primarily pet coke), which are valued at the lower of GAAP First-In, First-Out (“FIFO”) cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product. Depending on inventory levels, the per-ton realizable value of our fertilizer products is estimated using pricing on in-transit orders, pricing for open, fixed-price orders that have not shipped, and, if volumes remain unaccounted for, current management pricing estimates for fertilizer products. Management’s estimate for current pricing reflects up-to-date pricing in the market as of the end of each reporting period. Reductions to selling prices for unreimbursed freight costs are included to arrive at net realizable value, as applicable. There were no inventory adjustments recognized during the years ended December 31, 2024, 2023, and 2022.

Inventories also include parts and supplies that are valued at the weighted moving-average cost, which approximates FIFO. The cost of inventories includes inbound freight costs.

Property, Plant and Equipment, net

Additions to property, plant and equipment, including capitalized interest and certain costs allocable to construction and property purchases, are recorded at cost. Expenditures for improvements that increase economic benefit or returns and/or extend useful life are capitalized, while expenditures for routine maintenance and repair costs are expensed when incurred

December 31, 2024 | 59

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and are reported in Direct operating expenses (exclusive of depreciation and amortization) in the Partnership’s Consolidated Statements of Operations. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for significant asset classes are as follows:

Asset	Range of Useful Lives, in Years
Land improvements	10 to 30
Buildings and improvements	3 to 30
Automotive equipment	5 to 30
Machinery and equipment	1 to 30
Right-of-use (“ROU”) finance leases	25
Other	3 to 10

Leasehold improvements and assets held under finance leases are depreciated or amortized utilizing the straight-line method over the shorter of the related contractual lease term or the estimated useful life of the asset.

Equity Method Investments

The Partnership accounts for investments in which it has a noncontrolling interest, yet has significant influence over the entity, using the equity method of accounting, whereby the Partnership records its pro-rata share of earnings, contributions to, and distributions from, as adjustments to the investment balance in Other long-term assets on our Consolidated Balance Sheets. The pro-rata share of earnings is also recorded in Other income (expense), net on our Consolidated Statements of Operations.

Leases

At inception, the Partnership determines whether an arrangement is a lease and, if so, the appropriate lease classification. Operating leases are included as operating lease ROU assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. When applicable, finance leases are included as ROU finance leases within Property, plant and equipment, net, and finance lease liabilities within Other current liabilities and Long-term debt and finance lease obligations, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Partnership recognizes operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense on a straight-line basis over the lease term within Depreciation and amortization and Interest expense, net.

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

Deferred Financing Costs

Lender and other third-party costs associated with debt issuances are deferred and amortized to Interest expense, net using the effective-interest method over the term of the debt and, depending on maturity, are included within Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net of current portion. Deferred financing costs related to line-of-credit arrangements are amortized using the straight-line method through the maturity date of the facility and, depending on maturity, are included within Other current assets and Other long-term liabilities.

December 31, 2024 | 60

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

Certain of the Partnership’s assets can be used for extended or indeterminate periods of time with proper maintenance and upgrades, which the Partnership intends, and has a historical practice of, to maintain and upgrade as technological advances are made available. As a result, the Partnership believes these assets have indeterminate lives for purposes of estimating AROs. A liability is recognized when sufficient information exists to estimate a date or range of potential settlement dates needed to employ a present value technique to estimate fair value.

Loss Contingencies

In the ordinary course of business, CVR Partners may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss will be incurred and the loss can be reasonably estimated. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets depending on when the Partnership expects to expend such amounts and are adjusted as additional information becomes available upon a change in circumstance, as applicable. As of December 31, 2024 and 2023, there are no matters or contingencies that require recognition or disclosure.

Environmental, Health & Safety (“EH&S”) Matters

The Partnership is subject to various stringent federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to periodic management review and revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets depending on when the Partnership expects to expend such amounts. As of December 31, 2024 and 2023, no liabilities have been recognized for environmental remediation matters, as no matters have been identified that are considered to be probable and estimable.

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

December 31, 2024 | 61

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

Cost Classifications

Cost of materials and other consists primarily of freight and distribution expenses, feedstock expenses, purchased ammonia, and purchased hydrogen. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, facility-related maintenance services, including turnaround expenses, and environmental and safety compliance costs, as well as catalyst and chemical costs. Each of these financial statement line items are also impacted by changes in inventory balances, as they include inventory production costs. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries. Selling, general and administrative expenses consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology, and maintaining the corporate and administrative offices in Texas and Kansas.

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

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and operating and finance lease obligations which are carried at cost and approximate their estimated fair value. The Partnership may enter into forward contracts with fixed or indexed delivery prices to purchase portions of its natural gas requirements. These natural gas contracts are not treated as derivatives as they qualify for the normal purchase and normal sale exclusions. Accordingly, the fair value of these contracts are not recorded at the end of each reporting period.

Turnaround Expenses

Turnarounds represent major maintenance activities that require the shutdown of significant parts of a facility to perform necessary inspections, cleanings, repairs, and replacements of assets. Costs incurred for routine repairs and maintenance or unplanned outages at our Facilities are expensed as incurred. Planned turnaround activities vary in frequency dependent on our Facilities, but generally occur every three years.

December 31, 2024 | 62

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership follows the direct-expense method of accounting for turnaround activities. Costs associated with these turnaround activities are included in Direct operating expenses (exclusive of depreciation and amortization) on our Consolidated Statements of Operations. During the years ended December 31, 2024, 2023, and 2022, the Partnership incurred turnaround expenses of $0.5 million, $1.8 million, and $33.4 million, respectively.

Share-Based Compensation

The Partnership accounts for share-based compensation in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Currently, all of the Partnership’s share-based compensation awards are liability-classified and are measured at fair value at the end of each reporting period based on the applicable closing unit price. Compensation expense will fluctuate based on changes in the applicable unit price value and expense reversals resulting from employee terminations prior to award vesting. The Partnership recognizes forfeitures as they occur. Any previously recognized compensation expense is reversed in the period of forfeiture, and the corresponding liability is extinguished. There were no dilutive awards outstanding during the years ended December 31, 2024, 2023, and 2022.

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

Allocation of Costs

CVR Energy and its subsidiaries provide a variety of services to the Partnership, including employee benefits provided through CVR Energy’s benefit plans, administrative services provided by CVR Energy’s employees and management, insurance, and office space leased by CVR Energy. As such, the accompanying consolidated financial statements include costs that have been incurred by CVR Energy on behalf of the Partnership, which are then billed or allocated to the Partnership and are classified on our Consolidated Statements of Operations as either Direct operating expenses (exclusive of depreciation and amortization) or as Selling, general and administrative expenses.

Recent Accounting Pronouncements - Adoption of Segment Reporting Standard

In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which includes requirements for more robust disclosures of significant segment expenses and information used in assessing segment performance on an annual and interim basis. The guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the guidance and all existing segment disclosures under the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. This standard is effective for the Partnership’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025 and should be applied retrospectively to all comparative periods. Effective with this Report, the Partnership adopted this ASU. Refer to Note 12 (“Business Segments”) for the required segment disclosures.

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2025 with early adoption permitted. While the Partnership does not expect adoption will have a material impact on its consolidated financial statements, it currently expects additional disclosures will be included for its annual reporting period beginning January 1, 2025 and interim reporting periods beginning January 1, 2026. The Partnership does not intend to early adopt this ASU.

December 31, 2024 | 63

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of specific information about costs and expenses within relevant expense captions on the face of the income statement, qualitative descriptions for expense captions not specifically disaggregated quantitatively, and the total amount and definition of selling expenses for interim and annual reporting periods. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028 and should be applied retrospectively to all comparative periods. Early adoption is permitted. The Partnership is currently evaluating the effects of adopting this new accounting guidance.

(3) Inventories

Inventories consisted of the following:

	December 31,
(in thousands)	2024	2023
Finished goods	$17,066	$15,015
Raw materials	2,755	2,472
Parts, supplies and other	55,758	51,678
Total inventories	$75,579	$69,165

(4) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Machinery and equipment	$1,435,691	$1,446,728
ROU finance lease	25,076	—
Buildings and improvements	18,188	18,193
Automotive equipment	16,279	16,208
Land and improvements	14,959	14,959
Construction in progress	30,623	19,075
Other	2,939	2,758
	1,543,755	1,517,921
Less: Accumulated depreciation and amortization	(808,164)	(756,898)
Total property, plant and equipment, net	$735,591	$761,023

For the years ended December 31, 2024, 2023, and 2022, depreciation and amortization expenses related to property, plant, and equipment were $87.1 million, $78.9 million, and $81.3 million, respectively, which includes $14.1 million, $0.7 million, and $12.7 million, respectively, of additional depreciation expense, as a result of the Partnership updating the estimated useful lives of certain assets due to planned asset retirements, including granular urea production area. For the years ended December 31, 2024, 2023, and 2022, capitalized interest was $1.0 million, $0.5 million, and $0.8 million, respectively.

During the years ended December 31, 2024, 2023, and 2022, the Partnership had not identified the existence of an impairment indicator for our long-lived asset groups as outlined under the FASB ASC Topic 360, Property, Plant, and Equipment.

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

December 31, 2024 | 64

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Partnership deferred the recognition of the noncash consideration received at inception and has been recognizing the associated revenue proportionally as the performance obligations associated with the CO Contract are satisfied. Refer to Note 9 (“Revenue”) for further discussion. The Partnership has elected to record its share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV reduce the Partnership’s equity method investment and are recorded in the period they are received. The investment in CVRP JV is presented within Other long-term assets on our Consolidated Balance Sheets.

(in thousands)	CVRP JV
Balance at inception	$46,000
Cash contributions	13
Cash distributions	(21,485)
Equity loss	(10)
Balance at December 31, 2023	24,518
Cash contributions	14
Cash distributions (1)	(5,193)
Equity loss	(11)
Balance at December 31, 2024	$19,328

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

December 31, 2024 | 65

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Summary as of December 31, 2024 and 2023

The following table summarizes the ROU asset and lease liability balances for the Partnership’s operating and finance leases at December 31, 2024 and 2023.

(in thousands)	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Equipment, real estate and other	$1,794	$24,995	$2,007	$—
Railcars	16,357	—	12,032	—
Lease liability
Equipment, real estate and other	$231	$21,003	$268	$—
Railcars	16,168	—	12,032	—

Lease Expense Summary for the Years Ended December 31, 2024, 2023, and 2022

For the years ended December 31, 2024, 2023, and 2022, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating lease expense	$5,542	$4,664	$4,230
Finance lease expense:
Amortization of ROU asset	81	—	34
Interest expense on lease liability	231	—	—
Short-term lease expense	2,789	3,022	2,839

Lease Terms and Discount Rates

The following outlines the remaining lease terms and discount rates used in the measurement of the ROU assets and lease liabilities of the Partnership’s operating leases at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	4.5 years	14.6 years	4.0 years	0.0 years
Weighted-average discount rate	7.3%	11.3%	6.5%	—%

December 31, 2024 | 66

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of Lease Liabilities

The following summarizes the remaining minimum operating lease payments through maturity of the Partnership’s lease liabilities at December 31, 2024:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2025	$4,996	$3,145
2026	4,525	3,157
2027	4,241	3,157
2028	2,186	3,157
2029	1,367	3,157
Thereafter	2,027	28,824
Total lease payments	19,342	44,597
Less: imputed interest	(2,943)	(23,594)
Total lease liability	$16,399	$21,003

(7) Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Personnel accruals	$9,693	$8,404
Operating lease liabilities	4,041	3,176
Accrued interest	2,531	1,404
Share-based compensation	1,339	1,195
Sales incentives	1,338	1,585
Accrued taxes other than income taxes	1,332	1,825
Current portion of finance lease obligations	877	—
Other accrued expenses and liabilities	2,832	3,283
Total other current liabilities	$23,983	$20,872

(8) Long-Term Debt

Long-term debt and finance lease obligations, net of current portion consisted of the following:

	December 31,
(in thousands)	2024	2023
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligations, net of current portion	20,126	—
Unamortized debt issuance costs	(2,152)	(2,692)
Total long-term debt and finance lease obligations, net of current portion	567,974	547,308
Current portion of long-term debt and finance lease obligations	877	—
Total long-term debt and finance lease obligations, including current portion	$568,851	$547,308

(1)The estimated fair value of the 2028 Notes, defined below, was approximately $533.5 million and $513.1 million as of December 31, 2024 and 2023, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

December 31, 2024 | 67

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of December 31, 2024	Outstanding Letters of Credit	Available Capacity as of December 31, 2024	Maturity Date
ABL Credit Facility	$38,923	$—	$—	$38,923	September 26, 2028

6.125% Senior Secured Notes due June 2028

On June 23, 2021, CVR Partners and CVR Nitrogen Finance Corporation (“Finance Co.” and collectively with CVR Partners, the “Issuers”), completed a private offering of $550 million aggregate principal amount of 6.125% Senior Secured Notes due June 2028 (the “2028 Notes”). Interest on the 2028 Notes is payable semi-annually in arrears on June 15 and December 15 each year, commencing on December 15, 2021. The 2028 Notes mature on June 15, 2028, unless earlier redeemed or repurchased by the Issuers. The 2028 Notes are jointly and severally guaranteed on a senior secured basis by all the existing domestic subsidiaries of CVR Partners, excluding Finance Co.

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

ABL Credit Agreement

On September 26, 2023, CVR Partners and certain of its subsidiaries entered into Amendment No. 1 to the Credit Agreement (the “ABL Amendment”) with Wells Fargo Bank National Association, a national banking association, as the administrative agent, collateral agent, and lender. The ABL Amendment amended that certain Credit Agreement, dated as of September 30, 2021 (as amended, the “ABL Credit Facility”), by and among the credit parties thereto and Wells Fargo, as administrative agent, collateral agent and a lender, to, among other things, (i) increase the aggregate principal amount available under the credit facility by an additional $15.0 million to a total of $50.0 million in the aggregate, with an incremental facility for another $15.0 million in the aggregate subject to additional lender commitments and certain other conditions, and (ii) extend the maturity date by an additional four years to September 26, 2028. The ABL Credit Facility provides for loans and letters of credit, subject to meeting certain borrowing base conditions, with sub-limits of $3.5 million for swingline loans and $10.0 million for letters of credit. The proceeds of the loans may be used for general corporate purposes of the Partnership and its subsidiaries. The foregoing description of the ABL Amendment does not purport to be complete and is qualified in its entirety by its terms, which is furnished as an exhibit to this Report.

Loans under the Partnership’s ABL Credit Facility bear interest at an annual rate equal to, at the option of the borrowers, (i) (a) 1.615% plus the daily simple Secured Overnight Financing Rate (“SOFR”) or (b) 0.615% plus a base rate, if our quarterly excess availability is greater than or equal to 75%, (ii) (a) 1.865% plus SOFR or (b) 0.865% plus a base rate, if our quarterly

December 31, 2024 | 68

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2024.

(9) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Ammonia	$129,952	$161,004	$199,523
UAN	312,008	431,451	556,519
Urea products	30,449	28,730	33,506
Other revenue (1)	52,915	60,292	46,036
Total revenue	$525,324	$681,477	$835,584

(1)Includes sales made in connection with the 45Q Transaction and the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of December 31, 2024, the Partnership had approximately $7.7 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $4.2 million of these performance obligations as revenue by the end of 2025, an additional $3.2 million in 2026, and the remaining balance thereafter.

Contract Balances

During the years ended December 31, 2024 and 2023, the Partnership recognized revenue of $15.7 million and $46.4 million, respectively, that was included in the deferred revenue balances as of December 31, 2023 and December 31, 2022, respectively.

Major Customers

CVR Partners had one customer who comprised 14% of net sales for the year ended December 31, 2024. CVR Partners had two customers that accounted for 10% or more of net sales at approximately 13% and 12% for the year ended December 31, 2023 and 16% and 14% for the year ended December 31, 2022.

December 31, 2024 | 69

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Share-Based Compensation

CVR Partners issues long-term cash phantom unit awards (“Share-Based Awards”) in connection with (and not under) the CVR Partners Long-Term Incentive Plan (“CVR Partners LTIP”), which represent the right to receive, upon vesting, a cash payment equal to (i) the average fair market value of one unit of CVR Partners’ common units, calculated in accordance with the award agreement, plus (ii) the per unit value of all distributions declared and paid on CVR Partners common units from the grant date through the vesting date, subject to the terms of the applicable award agreement.

The Share-Based Awards are graded-vesting awards, which vest over three years with one-third of the award vesting each year provided the grantee remains employed by the Partnership and its subsidiaries on the applicable vesting date. Compensation expense is recognized ratably, based on service provided to the Partnership and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being remeasured to fair value at the end of each reporting period due to their liability-award classification.

A summary of the Share-Based Award activity during the year ended December 31, 2024 is presented below:

(in thousands, except per unit data)	Units (1)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2023	97,870	$74.95	$6,410
Granted	60,661	76.45
Vested	(41,633)	77.86
Forfeited	(7,811)	74.63
Non-vested at December 31, 2024	109,087	$74.70	$8,286

(1)Units reflected above are phantom units awarded by the Partnership and do not include any incentive units granted by CVR Energy for which it shares in the expense. As of December 31, 2024, there are no outstanding awards under the CVR Partners LTIP, and the outstanding Share-Based Awards have only been issued in connection with, not under, the CVR Partners LTIP. The CVR Partners LTIP expired by its terms in 2021.

Unrecognized compensation expense associated with the Share-Based Awards at December 31, 2024 was approximately $6.6 million, which is expected to be recognized over a weighted average period of 1.8 years. Compensation expense recorded for the years ended December 31, 2024, 2023, and 2022 related to these awards was $4.6 million, $6.4 million, and $25.7 million, respectively.

As of December 31, 2024 and 2023, the Partnership had a liability of $1.8 million and $1.5 million, respectively, for cash settled non-vested Share-Based Awards and associated distribution equivalent rights, and for the years ended December 31, 2024, 2023, and 2022, paid $3.3 million, $12.6 million, and $17.7 million, respectively, to settle Share-Based Awards upon vesting.

Incentive Unit Awards — CVR Energy

CVR Energy grants awards of incentive units and dividend equivalent rights to certain of its officers and employees and those of its subsidiaries, including officers of the Partnership’s subsidiaries, who provide shared services for CVR Energy and its subsidiaries. Costs related to these incentive unit awards are allocated to the Partnership based on time spent on Partnership business. Total compensation expense allocated to the Partnership for the years ended December 31, 2024, 2023, and 2022 related to the incentive units was $1.4 million, $3.4 million and $5.3 million, respectively.

The Partnership had no separate liabilities related to these incentive unit awards as of December 31, 2024 and 2023, as the allocation of compensation expense for incentive unit awards is part of the amount charged to the Partnership under the Corporate Master Service Agreement (“Corporate MSA”). For the years ended December 31, 2024, 2023, and 2022, the Partnership had no reimbursements related to its allocated portion of CVR Energy’s incentive unit awards payments. See Note 13 (“Related Party Transactions”) for further discussion of the Corporate MSA.

December 31, 2024 | 70

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Unit Awards

A performance award agreement effective November 1, 2017, as amended on December 22, 2021 between CVR Energy and our Executive Chairman (the “PU Award”) represents our Executive Chairman’s right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy’s common stock over the 30-day trading period from January 6, 2025 through February 20, 2025 is equal to or greater than $60 per share (subject to any equitable adjustments required to account for splits, dividends, combinations, acquisitions, dispositions, recapitalizations, and the like). The Performance Cycle (as such term is defined in the PU Award) ended on December 31, 2024, and the measurement period thereunder will expire on February 20, 2025, after which the PU Award will no longer be in effect. At this time, it is not probable that the condition under the PU Award will be achieved or that any amounts will be paid thereunder. No compensation costs related to the PU Award were recognized for the years ended December 31, 2024, 2023, and 2022.

Other Benefit Plans

CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (collectively, the “Plans”), in which employees of the general partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR Partners provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership’s matching contributions and contain a provision to count service with predecessor organizations. The Partnership had contributions under the Plans of $2.5 million, $2.4 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

(11) Commitments

Unconditional Purchase Obligations

The minimum required payments for unconditional purchase obligations, as defined in ASC 440, Commitments, related to ancillary production supplies are as follows:

(in thousands)	Unconditional Purchase Obligations
Year Ending December 31,
2025	$3,940
2026	3,940
2027	3,940
2028	3,940
2029	3,940
Thereafter	37,761
$57,461

Expenses associated with these obligations are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2024, 2023, and 2022, totaled $3.9 million, $3.7 million, and $3.8 million, respectively.

(12) Business Segments

CVR Partners has one operating and reportable segment: Nitrogen Fertilizer. The Partnership derives revenue by producing and marketing nitrogen fertilizer products within the United States, which are used by farmers to improve the yield and quality of their crops. The segment determination is based on the management approach, reflecting the internal reporting used by the Chief Operating Decision Maker (“CODM”), the Partnership’s Chief Executive Officer, to evaluate performance and make strategic decisions.

December 31, 2024 | 71

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CODM evaluates the performance of the Nitrogen Fertilizer Segment and decides how to allocate resources based on net income, which is reported in the consolidated statement of operations. The CODM uses net income to assess the income generated by the nitrogen fertilizer segment and to decide whether to reinvest profits into the Partnership or pay distributions. Net income is also used to analyze performance against the budget and the Partnership’s competitors.

While segment assets are not reported to, or used by, the CODM to allocate resources or to assess performance of the segment, total assets are disclosed in the Consolidated Balance Sheets.

The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net sales	$525,324	$681,477	$835,584
Less:
Feedstocks	55,427	76,831	92,306
Distribution costs	49,898	52,036	42,362
Other costs of materials (1)	(1,184)	5,510	(3,755)
Cost of materials and other	104,141	134,377	130,913
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	213,736	233,138	236,759
Turnaround expenses	486	1,778	33,408
Depreciation and amortization	88,096	79,720	82,137
Selling, general and administrative expenses	28,414	29,523	32,192
Interest expense	34,044	34,317	35,586
Interest income	(4,217)	(5,664)	(1,521)
Other segment items (2)	(276)	1,855	(691)
Net income	$60,900	$172,433	$286,801

Capital expenditures	$37,063	$29,081	$41,446

(1)Other costs of materials includes inventory cost adjustments and lease expense.
(2)Other segment items includes (gain) loss on asset disposal, other (income) expense, and income tax expense.

(13) Related Party Transactions

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

Omnibus Agreement

We are party to an omnibus agreement with CVR Energy and our general partner, pursuant to which we have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or the unitholders whatsoever. These obligations will continue so long as CVR Energy owns at least 50% of our general partner. There was no activity reported under this agreement during the years ended December 31, 2024, 2023, and 2022.

December 31, 2024 | 72

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Coffeyville MSA

Under the Coffeyville MSA, CRNF and an indirect, wholly owned subsidiary of CVR Energy (“CVR Energy Subsidiary”) are party to various services, including cross easements, hydrogen purchase and sale, raw water and facilities sharing, pet coke supply, feedstock and shared services, and a lease. The Coffeyville MSA provides for monthly payments for all goods and services supplied under the Coffeyville MSA and is in effect until terminated in writing, in whole or in part, by either party, or until terminated automatically in the event a party falls out of common control with the other party.

Corporate MSA

Under the Corporate MSA, the General Partner and the Partnership and its subsidiaries, as “service recipients” thereunder, obtain certain management and other administrative and professional services from CVR Services. The Corporate MSA provides for payment by each service recipient, including the General Partner and the Partnership and its subsidiaries, of a monthly fee for goods and services supplied thereunder, subject to an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup. Any party may terminate the Corporate MSA upon at least 90 days’ notice.

Environmental Agreement

CRNF and certain of CVR Energy’s subsidiaries are parties to an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting CVR Energy’s Coffeyville refinery and the Coffeyville Facility. To the extent that liability arises from environmental contamination that is caused by the Coffeyville refinery but is also commingled with environmental contamination caused by CRNF, the Coffeyville refinery may elect, in its sole discretion and at its own cost and expense, to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that it does not waive any rights to indemnification or compensation otherwise provided for in the agreement. No liability under this agreement was recorded as of December 31, 2024 and 2023.

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

December 31, 2024 | 73

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Activity

Activity associated with the Partnership’s related party arrangements for the years ended December 31, 2024, 2023, and 2022 is summarized below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Sales to related parties: (1)
CVR Energy subsidiary	$1,395	$4	$312
CVRP JV	2,690	3,613	—
Expenses from related parties: (2)
CVR Energy subsidiary	13,890	21,336	24,149
CVR Services	27,227	28,505	32,278

	December 31,
	2024	2023
Due to related parties (3)	$6,213	$5,319

(1)Sales to related parties, included in Net sales in our consolidated financial statements, consist of (a) sales of feedstocks and services under the Coffeyville MSA and (b) CO sales to CVRP JV and its subsidiaries.
(2)Expenses from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses in our consolidated financial statements, consist primarily of pet coke and hydrogen purchased under the Coffeyville MSA and management and other professional services under the Corporate MSA.
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

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2024, 2023, and 2022 (amounts presented in table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$26,037	$70,710

2022 - 4th Quarter	March 13, 2023	$10.50	$70,115	$40,866	$110,981
2023 - 1st Quarter	May 22, 2023	10.43	69,647	40,594	110,241
2023 - 2nd Quarter	August 21, 2023	4.14	27,646	16,113	43,759
2023 - 3rd Quarter	November 20, 2023	1.55	10,350	6,033	16,383
Total 2023 quarterly distributions		$26.62	$177,759	$103,605	$281,364

December 31, 2024 | 74

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

For the fourth quarter of 2024, the Partnership, upon approval by the Board on February 18, 2025, declared a distribution of $1.75 per common unit, or $18.5 million, which is payable March 10, 2025 to unitholders of record as of March 3, 2025. Of this amount, CVR Energy and IEP will receive approximately $6.8 million and $0.3 million, respectively, with the remaining amount payable to public unitholders.

(14) Supplemental Cash Flow Information

Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$84	$281	$110
Cash paid for interest	34,135	34,083	35,164
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,981	3,786	3,474
Operating cash flows from finance leases	213	—	—
Financing cash flows from finance leases	2,361	—	—
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	(11)	4,885	(3,222)
ROU assets obtained in exchange for new or modified operating lease liabilities	8,143	—	6,598
ROU assets obtained in exchange for new or modified finance lease liabilities	25,307	—	—

December 31, 2024 | 75

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting.

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2024. The Partnership’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Part II, Item 8 of this Report, has issued a report on the effectiveness of the Partnership’s internal control over financial reporting. This report can be found under Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting.

There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

In February 2025, the Compensation Committee of our Board adopted and approved an amendment to the CVR Energy, Inc. Change in Control and Severance Plan to clarify that incentive and phantom unit awards that have the option to be settled in cash or shares/units are subject to acceleration upon satisfaction of the change-in-control provisions defined therein. Such amended plan will be filed with the Partnership’s Quarterly Report on Form 10-Q for the period ending March 31, 2025.

During the three months ended December 31, 2024, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

December 31, 2024 | 76

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Management of CVR Partners, LP

As a publicly traded partnership, we are managed by our general partner, CVR GP, LLC (“General Partner”), either directly by its board of directors (the “Board”), by the General Partner’s executive officers (who are appointed by the Board) or by our General Partner’s sole member, UAN Services, LLC (“UAN Services” or the “GP Sole Member”) an indirect wholly owned subsidiary of CVR Energy, Inc. (“CVR Energy”), subject to the terms and conditions specified in our partnership agreement. Limited partners are not entitled to directly or indirectly participate in our management or operations. Neither our General Partner nor the members of its Board are elected by our unitholders, and none are subject to re-election on a regular basis in the future.

Actions by our General Partner that are made in its individual capacity are made by the GP Sole Member and not by the Board. Our partnership agreement contains various provisions which replace default fiduciary duties with more limited contractual corporate governance standards. Whenever our General Partner makes a determination or takes or declines to take an action in its individual, rather than representative, capacity, it is entitled to make such determination or to take or decline to take such action free of any fiduciary duty or obligation whatsoever to us, any limited partner or assignee, and it is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement or under Delaware law or any other law. Examples include the exercise or assignment of its call right or its registration rights, its voting rights with respect to the units it owns and its determination whether or not to consent to any merger or consolidation of the Partnership. Our General Partner is liable, as a General Partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our debt instruments are non-recourse to our General Partner. Our General Partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

The Board

As of December 31, 2024, the Board consisted of three directors affirmatively determined by the Board to be independent, non-employee directors (Donna R. Ecton, Frank M. Muller, Jr. and Peter K. Shea); one non-management director who is a former officer of Icahn Enterprises L.P. (“IEP”)(Jordan Bleznick); as well as two directors who are executive officers of our General Partner (David L. Lamp, our Executive Chairman, and Mark A. Pytosh, our President and Chief Executive Officer). The Board is led by its Chairman of the Board, Mr. Bleznick. As required by our Corporate Governance Guidelines, the Board oversees the business of the Partnership, including its fundamental financial and business strategies and major corporate actions, significant risks facing the Partnership and its risk management activities. The Board also periodically evaluates its composition, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board believes its current structure and composition is best for the Partnership and its unitholders at this time. All actions of the Board, or any committee thereof, require either (i) the affirmative vote of at least a majority of the directors (or members of such committee) present or (ii) the unanimous written consent (in lieu of meeting) of the directors (or members of such committee). The directors of our General Partner hold office until the earlier of their death, resignation or removal.

Board Meetings, Attendance and Executive Sessions

In 2024, the Board met four times. Each of the directors who served during 2024 attended 100% of the meetings of the Board and committees on which he or she served during their respective tenure.

To promote open discussion among non-management and independent directors, we schedule regular executive sessions in which our non-management directors meet without management participation, as well as when our independent directors meet without management or any directors affiliated with IEP. Our non-management and independent directors met during five and nine executive sessions, respectively, in 2024. Ms. Ecton presided over the executive sessions held by our non-management and independent directors.

December 31, 2024 | 77

The following table set forth the names, positions, ages, and a description of the backgrounds, experience, and qualifications of our directors,1 as of February 19, 2025:

Jordan Bleznick
Director, Chairman of the Board

Age: 69	Key Skills and Expertise:
Director since: 2023	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting	✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation

Career Highlights:
Board Committees:	❖ Vice President/Taxes and Chief Tax Counsel (2002-2023) of various affiliates of Carl C. Icahn
Compensation Special	❖ Twenty-two year career as attorney in private practice (1980-2002), including as a partner at DLA Piper and Gordon Altman Weitzen Shalov and Wein

Other Public Company Directorships (current): Enzon Pharmaceuticals, Inc. (since 2020)

Education: University of Cincinnati, B.A. Economics; Ohio State University College of Law, J.D.; New York University School of Law, L.L.M. Taxation

Donna R. Ecton
Director

Age: 77	Key Skills and Expertise:
Director since: 2008	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Legal/Regulatory/Compliance	✓ Human Resources/Executive Compensation ✓ Risk Management ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ EEI Inc., Chairman and CEO (1998 to current)
Audit, Chair Conflicts, Chair Environmental, Health & Safety	❖ Over 35-years of service in executive leadership and director roles for public and privately held companies in banking & other industries, as well as for non-profits

Other Public Company Directorships (within past five years): KAR Auction Services, Inc. (2013-2019)

Other Professional Experience and Community Involvement: Trustee, Board of Trustees, Hillsdale College; Board Member, American Classical Education Foundation; Member, Business Advisory Council, Carnegie Mellon Graduate School of Industrial Administration; Overseer, Harvard Board of Overseers; Member and President, Harvard Business School, Executive Council

Education: Wellesley College, B.A. Economics, Durant Scholar; Harvard Graduate School of Business Administration, MBA

(1)Each of CVR Energy, CVR Refining, LP, IEP, Viskase Companies, Inc. and Voltari Corporation are indirectly controlled by Mr. Carl Icahn.

December 31, 2024 | 78

David L. Lamp
Director, Executive Chairman

Age: 67	Key Skills and Expertise:
Director since: 2018	✓ Public Company ✓ Executive Leadership ✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees: Special	❖ CVR Partners, LP, Executive Chairman (2017 to current) and former Chairman of the Board (2018-2023)
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

Other Public Company Directorships (within past 5 years): CVR Refining, LP (2018-2019)

Education: Michigan State University, B.S. Chemical Engineering

Frank M. Muller, Jr.
Director

Age: 82	Key Skills and Expertise:
Director since: 2008	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ IT/Cybersecurity ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ Toby Enterprises, President (1999 to current)
Audit Compensation, Chair Conflicts Environmental, Health & Safety	❖ TenX Technology, Inc., Former Chairman and CEO (1985-2009)
❖ Over 40-years of experience in senior executive roles in the technology, energy and petroleum, chemical, and other industries

Other Professional Experience and Community Involvement: Expertise in business acquisitions and joint ventures; Served in the United States Army; Former Chairman, Topaz Technologies, LTD. (until 2018)

Education: Texas A&M University, B.S.; Texas A&M University, MBA

December 31, 2024 | 79

Mark A. Pytosh
Director, President & Chief Executive Officer

Age: 60	Key Skills and Expertise:
Director since: 2011	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ IT/Cybersecurity ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ CVR Partners, President & CEO (2014 to current)
Environmental, Health & Safety	❖ CVR Energy, Inc., Executive Vice President (2018 to current)
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

Education: University of Illinois, Urbana-Champaign, B.S. Chemistry

Peter K. Shea
Director

Age: 73	Key Skills and Expertise:
Director since: 2014	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting	✓ Risk Management ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ Snow Phipps, Operating Partner (2013-2021)
Audit Environmental, Health & Safety, Chair	❖ Over 30-years of experience in executive Management roles in the food manufacturing and packaging and other industries

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

December 31, 2024 | 80

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

December 31, 2024 | 81

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

➢ Assists the Board in its oversight of the governance portions of the Partnership’s Environmental, Social and Governance (“ESG”) initiatives including the Partnership’s governance practices and reputation, Code of Ethics and Business Conduct, anti-bribery and anti-corruption programs and of the overall risks relating to such ESG initiatives.

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

Acted by Written Consent in 2024: 1 Meetings in 2024: 4

(1) Audit Committee Financial Expert (2) Financially Literate (3) Independent, Non-Employee Director

December 31, 2024 | 82

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
Meetings in 2024: 3

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
Meetings in 2024: 2 (3) Independent, Non-Employee Director

December 31, 2024 | 83

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
Acted by Written Consent in 2024: 2

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

Compensation Committee Interlocks and Insider Participation

As of December 31, 2024, the Compensation Committee was comprised of Messrs. Muller and Bleznick. None of the members of the Compensation Committee during 2024 have, at any time, been an officer or employee of the Partnership or our General Partner and none have any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company.

December 31, 2024 | 84

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of Partnership securities by the Partnership and its directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Partnership. The Partnership’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Executive Officers

While the Board provides high-level strategy and guidance for the Partnership, our day-to-day activities are carried out by the executive officers of our General Partner, who are appointed by the Board and act within the authorities granted by the Board and our organizational documents, including those of the General Partner. Limited partners are not entitled to appoint the executive officers or directly or indirectly participate in our management or operations. In this Annual Report on Form 10-K (this “Report”), we refer to the executive officers of our General Partner as “our executive officers.” The following table sets forth the names, positions, ages, background, experience and qualifications (as of February 19, 2025) of the executive officers of our General Partner, other than Messrs. Lamp and Pytosh, who are listed under “The Board” above.

Name, Position and Age	Principal Occupation, Experience and Qualifications
Dane J. Neumann Age: 40 Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (since October 2021)
Mr. Neumann has served as the Executive Vice President, Chief Financial Officer and Assistant Secretary and as the Treasurer of our General Partner, and in those same roles for our affiliate, CVR Energy since October 2021 and February 2022, respectively. Before assuming his current roles, Mr. Neumann served as Interim Chief Financial Officer of our General Partner from August to October 2021, and as Vice President – Finance & Treasurer of our General Partner from June 2020 to October 2021, and in those same roles for CVR Energy, and in various other roles within our finance organization from June 2018 to June 2020, including Vice President of Financial Planning & Analysis and Director of Projects & Controls. Mr. Neumann has 15 years of experience in the refining and petrochemicals industry in the areas of finance, accounting, business development, planning and analytics. Before joining CVR Partners, Mr. Neumann served in various roles of increasing responsibility for several formerly publicly traded refining and marketing entities, including with Andeavor (formerly Tesoro Corporation), Western Refining, Inc. and Northern Tier Energy LP. Mr. Neumann obtained a Bachelor of Science in Finance and Political Science and a Master of Business Administration from the University of Minnesota and is a Certified Public Accountant.

December 31, 2024 | 85

Name, Position and Age	Principal Occupation, Experience and Qualifications
Melissa M. Buhrig Age: 49 Executive Vice President, General Counsel and Secretary (since July 2018)
Ms. Buhrig has served as the Executive Vice President, General Counsel and Secretary of our General Partner, and in those same roles for our affiliate, CVR Energy, since July 2018. Prior to joining CVR Partners, Ms. Buhrig served as general counsel and in various other senior executive roles, including compliance officer, for several current and former publicly traded refining and marketing entities, including with Delek US Holdings, Inc., Western Refining, Inc., and Northern Tier Energy LP. Ms. Buhrig has more than 25 years of legal and energy industry experience including in the areas of mergers and acquisitions, corporate governance, securities, compliance, litigation, regulatory matters, and human resources. Ms. Buhrig received a Bachelor of Arts in Political Science from the University of Michigan and a Juris Doctorate with honors from the University of Miami School of Law.

Jeffrey D. Conaway Age: 50 Vice President, Chief Accounting Officer & Corporate Controller (since August 2021)
Mr. Conaway has served as the Vice President, Chief Accounting Officer and Corporate Controller of our General Partner, and in those same roles for our affiliate, CVR Energy, since August 2021. Before assuming those roles, Mr. Conaway served as our Director – Commercial & Operations Accounting, since August 2020. Mr. Conaway has over 25 years in finance, accounting and auditing services experience. Prior to joining CVR Partners, Mr. Conaway served as assistant controller of Patterson-UTI Energy, Inc. from February 2019 to August 2020 and in various roles of increasing responsibility at CITGO Petroleum Corporation from August 2010 to February 2019, including as senior advisor from November 2017 to February 2019. Mr. Conaway obtained a Bachelor of Business Administration with a concentration in Accounting and a Master of Business Administration from Angelo State University and is a Certified Public Accountant.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements (the “CD&A”) of our named executive officers (defined below) for 2024 should be read together with the compensation tables and related disclosures set forth below. This CD&A may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation actions, and the future compensation of our named executive officers may differ from the currently planned programs and payouts summarized in this discussion. This CD&A provides unitholders with an understanding of our compensation philosophy, objectives, policies, and practices in place during 2024, as well as the factors considered by our Compensation Committee in making compensation decisions for 2024.

Named Executive Officers

For 2024, our named executive officers were our principal executive officers, our chief financial officer, and our next two other most highly compensated executive officers:

David L. Lamp	Executive Chairman
Mark A. Pytosh	President and Chief Executive Officer
Dane J. Neumann	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Melissa M. Buhrig	Executive Vice President, General Counsel and Secretary
Jeffrey D. Conaway	Vice President, Chief Accounting Officer and Corporate Controller

Neither the Partnership nor our General Partner directly employ or directly compensate our named executive officers. All of our named executive officers are employed by a subsidiary of CVR Energy, and all of our named executive officers divide their time between working for us and working for CVR Energy and its other subsidiaries.

December 31, 2024 | 86

The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2024 were as follows: David L. Lamp (10%); Mark A. Pytosh (60%); Dane J. Neumann (18%); Melissa M. Buhrig (20%); and Jeffrey D. Conaway (20%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time, if any, was spent working for CVR Energy and its other subsidiaries.

Our named executive officers provide services to us under a Corporate Master Service Agreement, as amended (the “Corporate MSA”), between us and certain of our subsidiaries, and a subsidiary of CVR Energy and certain of its affiliates and was approved by the Conflicts Committee of the Board. Under the Corporate MSA:
•CVR Energy makes available to our General Partner the services of certain CVR Energy executive officers and employees, some of whom serve as named executive officers of our General Partner;
•We, our General Partner, and our subsidiaries, as the case may be, are obligated to reimburse CVR Energy for any portion of the costs that CVR Energy incurs in providing compensation and benefits, payouts under performance-based bonus plans, and incentive and performance unit payouts to such CVR Energy executive officers and employees while they are providing services to us under the Corporate MSA, some of whom serve as named executive officers of our General Partner; and
•We pay a monthly fee for goods and services supplied under the Corporate MSA, subject to netting and an annual true up, as well as pass-through of any direct costs incurred by CVR Energy on behalf of the Partnership or its subsidiaries without markup.

For more information on the Corporate MSA, see Part II, Item 8, Note 13 (“Related Party Transactions”) and Part III, Item 13 of this Report.

Compensation Philosophy, Objectives and Processes

Our Compensation Committee approves compensation only for Mr. Pytosh (other than 40% of his base salary and annual performance-based bonus and equity-based incentives attributable to his service for CVR Energy and its subsidiaries, which are set by the compensation committee of the board of directors of CVR Energy (the “CVI Compensation Committee”)). Although our Compensation Committee generally engages in discussions with the CVI Compensation Committee regarding the performance of and compensation for our named executive officers, it does not determine any part of the compensation of those named executive officers, other than Mr. Pytosh, and has no control over and does not establish or direct the compensation policies or practices of CVR Energy. Accordingly, while the compensation philosophies, objectives, and processes described below are generally applicable to both the Partnership and CVR Energy, the remainder of this CD&A discusses CVR Partners’ compensation programs in which references to our named executive officers refer solely to Mr. Pytosh, except where otherwise indicated.

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

December 31, 2024 | 87

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
•The analysis, judgment and expertise of an independent compensation consultant. The Compensation Committee may engage an independent outside compensation consultant periodically to provide a comprehensive analysis and recommendations regarding named executive officer compensation, although a compensation consultant was not engaged in 2024.

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

Compensation Process for 2024

In setting named executive officer compensation for 2024, the Compensation Committee considered the philosophies and objectives described above, utilized its members’ knowledge, experience, and judgment in assessing reasonable compensation and ensuring compensation levels remain competitive in the marketplace, and considered input from management including the Executive Chairman. The Compensation Committee further considered the structure it utilized for 2023 compensation, and because CVR Energy’s compensation philosophies, objectives, and processes are generally aligned with ours, the vote of CVR Energy’s stockholders from its 2024 Annual Meeting, at which CVR Energy stockholders overwhelmingly approved, on an advisory basis, its named executive officer compensation for 2023, including for Mr. Pytosh. As a result, the Compensation Committee determined no material changes to such structure was appropriate at the time and elected to keep the compensation structure for 2024 compensation the same as 2023.

December 31, 2024 | 88

2024 Named Executive Officer Compensation - CVR Partners

2024 Target Compensation Mix. The 2024 target compensation mix established by the Compensation Committee for our CEO, Mr. Pytosh, was predominantly variable or “at risk” at 77%.

(1)Calculation based upon that portion of our CEO’s 2024 base salary, target annual performance-based bonus, and target long-term cash phantom unit awards (“UAN Share-Based Cash Awards”) determined by the Partnership. Actual compensation may differ therefrom.

Compensation Elements. As was the case in 2023, the three primary components of CVR Partners’ compensation program for 2024 included base salary, an annual performance-based cash bonus, and an annual long-term UAN Share-Based Cash Award that vests ratably over three years. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation.

Base Salary. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives and to enhance the executive’s motivation in a highly competitive and dynamic environment. Rather than establishing compensation solely on a formula-driven basis, base-salary determinations by our Compensation Committee are made using an approach that considers several important factors including: (i) CVR Partners’ financial and operational performance for the year; (ii) the previous years’ compensation level for each executive; (iii) recommendations of the Executive Chairman based on individual responsibilities and performance, (iv) the directors’ own common sense, knowledge, experience, judgment and views of the skills necessary for long-term performance; (v) whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair; and (vi) each named executive officer’s commitment and ability to strategically meet business challenges, achieve financial results, promote legal and ethical compliance, lead their own business or business team for which they are responsible and diligently and effectively respond to immediate needs of the volatile industry and business environment. In February 2024, considering the factors set forth above, the Compensation Committee established 2024 base salary for Mr. Pytosh of $390,779.1

2023 Annual Performance-Based Bonus Results. In February 2024, the Compensation Committee evaluated the metrics included in the CVR Partners, LP and Subsidiaries 2023 Performance-Based Bonus Plan - FERTILIZER (the “2023 UAN Plan”), which applies to Mr. Pytosh and all eligible employees of the Partnership’s subsidiaries, and the Partnership’s Mission and Core Values described in Management’s Discussion and Analysis above, and further considered the Compensation Committee’s objectives of rewarding employees (including named executive officers) for measured performance, aligning employees’ interests with those of its unitholders, encouraging employees to focus on targeted performance, and providing employees with the opportunity to earn additional compensation based on their and the Partnership’s performance. Based on
1 In February 2024, the CVI Compensation Committee determined a base salary for Mr. Pytosh of $260,519 based on his time dedicated to CVR Energy. Mr. Pytosh’s collective base salary, including that determined by the Compensation Committee, was $651,298.

December 31, 2024 | 89

these considerations, in February 2024, the Compensation Committee approved payout to Mr. Pytosh under the 2023 UAN Plan of $506,400, approximately 100% of his respective target annual bonus based on his base salary for the Partnership.2

2024 Annual Performance-Based Bonus. In February 2024, the Compensation Committee, following consultation with our Executive Chairman, established the CVR Partners, LP and Subsidiaries 2024 Performance-Based Bonus Plan - FERTILIZER (the “2024 UAN Plan”), which applies to Mr. Pytosh and all eligible employees of the Partnership’s subsidiaries, and contains terms generally equivalent to the 2023 UAN Plan subject to adjustments to the reliability and operating expense measures and that align with the compensation philosophy and objectives outlined above.

As was the case with the 2023 UAN Plan, payout under the 2024 UAN Plan is dependent first on achievement of an Adjusted EBITDA Threshold3 and following achievement thereof, based upon the achievement of the Partnership under the performance measures specified below, followed by an adjustment based on employees’ individual performance. These performance measures, including the threshold, target, and maximum performance goals for each such performance measure, were determined by the Compensation Committee based on its discussions with management including the Executive Chairman and the Directors’ knowledge and experience, and were selected with the goals of enforcing the Partnership’s Mission and Core Values, optimizing operations, maintaining financial stability, and providing a safe and environmentally responsible workplace intended to maximize CVR Partners’ overall performance resulting in increased unitholder value. The Partnership performance measures in the 2024 UAN Plan are as follows:

Environmental Health & Safety (“EH&S”) Measures (25%)
Three measures evenly weighted (33-1/3% each): Total Recordable Injury Rate (TRIR), Process Safety Tier I Incident Rate (PSIR), and Environmental Events (EE):

Percentage Change (over the prior year)	Bonus Achievement
Increase in TRIR, PSIR or EE	Zero
0%	50% of Target Percentage (Threshold)
Decrease > 0% and < 3%	Linear Interpolation between Threshold and Target
Decrease of 3%	Target Percentage
Decrease > 3% and < 10%	Linear Interpolation between Target and Maximum
Decrease of 10% or more, or if TRIR is maintained at or below 1.0, PSIR at or below 0.2 and EE at or below 20	150% of Target (Maximum)

Financial Measures (75%)
Four measures evenly weighted (25% each):

Reliability	Bonus Achievement
Greater than 7.0%	Zero
7.0%	50% of Target Percentage (Threshold)
5.51% to 6.99%	Linear Interpolation between Threshold and Target
5.50%	Target Percentage
4.0% to 5.49%	Linear Interpolation between Target and Maximum
Less than 4.0%	150% of Target (Maximum)
2 In February 2024, the CVI Compensation Committee approved payout to Mr. Pytosh under the CVR Energy, Inc. and Subsidiaries 2023 Performance-Based Bonus Plan - CORPORATE (“2023 CVI Plan”) of $359,300, approximately 108% of target, based on base-salary determined by CVR Energy. Mr. Pytosh’s collective bonus payout, including amounts determined by the Compensation Committee was $865,700.
3 Per the 2024 UAN Plan, “Adjusted EBITDA Threshold” means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt for the given Performance Period, and board-directed actions. Adjusted EBITDA and the Adjusted EBITDA Threshold are non-GAAP financial measures and the Adjusted EBITDA Threshold is not the equivalent of Adjusted EBITDA as reflected in this Annual Report in Part II, Item 7. Non-GAAP Reconciliations.

December 31, 2024 | 90

Equipment Utilization	Bonus Achievement
Less than 95%	Zero
95%	50% of Target Percentage (Threshold)
95.01% to 99.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
100.01% to 104.99%	Linear Interpolation between Target and Maximum
Greater than 105%	150% of Target (Maximum)

Operating Expense	Bonus Achievement
Greater than 105.0%	Zero
105%	50% of Target Percentage (Threshold)
100.1% to 104.99%	Linear Interpolation between Threshold and Target
100%	Target Percentage
95.0% to 99.99%	Linear Interpolation between Target and Maximum
Less than 95%	150% of Target (Maximum)

ROCE (Ranking vs. Peer Group)	Bonus Achievement
First (highest)	150% of Target (Maximum)
Second	125% of Target Percentage
Third	112.5% of Target Percentage
Fourth	Target Percentage (100%)
Fifth	50% of Target Percentage
Sixth	Zero
Seventh	Zero

The Peer Group utilized in the 2024 UAN Plan for determination of achievement for return on capital employed (“ROCE”) was selected by the Compensation Committee based on discussions with the Executive Chairman and the President and Chief Executive Officer and the Directors’ knowledge of the fertilizer industry, and was intended to include companies in the fertilizer industry with similar operations to the Partnership and those with which the Partnership competes for executive talent. The Compensation Committee elected to keep the Peer Group for 2024 the same as 2023, including CF Industries Holdings, Inc.; LSB Industries, Inc.; Nutrien Ltd.; The Andersons, Inc.; and Flotek Industries Inc., other than elimination of Green Plains Partners LP as a peer due to its delisting in early 2024 (the “2024 Fertilizer Peer Group”).

The 2024 UAN Plan includes a target bonus percentage for each participant, with possible payout between 0% and 150% of target based on achievement under the measures set forth in the 2024 UAN Plan. In setting Mr. Pytosh’s target bonus percentage for 2024, the Compensation Committee considered his bonus target for 2023, the total cash compensation to which Mr. Pytosh may be eligible in 2024, the expected ratio of salary to bonus and the Compensation Committee’s belief that a significant portion of its named executive officers’ compensation should be at risk based on individual and entity performance, and elected to keep his bonus target for 2024 the same as 2023, at 135% of base salary.

2024 Annual Performance-Based Bonus Results

In February 2025, the Compensation Committee evaluated and certified to the performance metrics included in the 2024 UAN Plan and determined that the Partnership had achieved Adjusted EBITDA under the 2024 UAN Plan in excess of the

December 31, 2024 | 91

Adjusted EBITDA Threshold, and thereafter determined that the Partnership’s achievement of the metrics under the 2024 UAN Plan resulted in payout of 128% of target, based on the following:

	Measure	2024 Actual	Bonus Achievement
EH&S:	TRIR	Decrease of 36%	150%
	PSIR	No change	150%
	EE	Less than 20	150%

		Overall EH&S	150%

Financial:	Reliability	2.6%	150%
	Equipment Utilization	102.0%	119%
	Operating Expenses	101.0%	88%
	ROCE	Second	125%

		Overall Financial	121%

As a result, in February 2025, the Compensation Committee approved payout to Mr. Pytosh under the 2024 UAN Plan of $641,600, approximately 128% of his respective target annual bonus based on his base salary for the Partnership.4

Long-Term Incentive Share-Based Cash Awards. The Compensation Committee believes long-term incentive compensation is one of the most crucial elements of its compensation program because it aligns the interests of management with our unitholders and serves to both incentivize and retain executives. The amount of a UAN Share-Based Cash Award is made after consideration of various relevant factors including the named executives’ overall compensation package, the compensation philosophies and objectives described above, the Partnership’s interest in rewarding long-term performance of, and in retaining, its named executive officers and the ability to generate greater future value if the value of CVR Partners increases for all of its unitholders. Effective December 2023, the Compensation Committee awarded Mr. Pytosh a long-term, UAN Share-Based Cash Award of 11,066 phantom units of the Partnership, as part of his 2024 compensation, which phantom units vest ratably over three years, subject to the terms and conditions of the award agreement.5

Perquisites. The Partnership does not currently offer perquisites to its named executive officers that are not available to other employees, and as a result, no named executive officer had perquisites in 2024 with an aggregate value in excess of $10,000.

Benefits. During 2024, all of the named executive officers participated in the health and welfare benefit and retirement (401(k)) plans of CVR Energy, which are also generally available to all other qualified salaried employees.

Other Forms of Compensation. Our Executive Chairman, Mr. Lamp, has provisions in his employment agreements with CVR Energy that provide for severance benefits in the event of a termination of his employment under certain circumstances. Additionally, all of our other named executive officers are subject to a Change in Control Severance Plan (the “CVI Severance Plan”), which provides for severance benefits in the event of employment termination under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.”

4 In February 2025, the CVI Compensation Committee also awarded a payout to Mr. Pytosh under the CVR Energy, Inc. and Subsidiaries 2024 Performance-Based Bonus Plan - CORPORATE (the “2024 CVI Plan”), based on CVR Energy’s achievement under the 2024 CVI Plan, which contains measures generally equivalent to the measures applicable under the 2024 UAN Plan, of 111%, resulting in a total performance-based bonus payout attributable to CVI of $380,200.
5 Effective December 2023, as part of his 2024 compensation, the CVI Compensation Committee awarded Mr. Pytosh a long-term cash incentive award of 15,921 incentive units in connection with (but not under) the long-term incentive plan (the “CVR Energy LTIP”) of CVR Energy (a “CVI Share-Based Cash Award” and together with the UAN Share-Based Cash Awards, the “Share-Based Cash Awards”), which will vest in one-third increments every December following the date of award, subject to the terms of the award agreement.

December 31, 2024 | 92

2024 Named Executive Officer Compensation - CVR Energy

The objectives, considerations, process and structure utilized by the CVI Compensation Committee in setting 2024 compensation for named executive officers of CVR Energy, was generally identical to the objectives, considerations, process, and structure used by the Compensation Committee. Related to 2024, the CVI Compensation Committee approved:
•2024 Compensation Structure. Compensation structure consistent with the compensation structure approved by the Compensation Committee including a mix of base salary, performance-based bonus compensation, and long-term incentives.
•2024 Base Salaries. Base salaries for Messrs. Lamp, Pytosh (as to 40% of his base salary), Neumann, and Conaway, and Ms. Buhrig, of $1,100,000; $260,519; $546,013; $334,294; and $660,309, respectively.
•2023 Performance-Based Bonus Plan Results. The 2023 CVI Plan included target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway. In February 2024, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig under the 2023 CVI Plan of $1,782,100, $359,300, $699,000, $201,100, and $843,800, respectively.
•2024 Performance-Based Bonus Plan Results. The 2024 CVI Plan, including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway, contained terms and performance measures substantially similar to the 2024 UAN Plan and like the 2024 UAN Plan, conditioned payout thereunder on achievement of an Adjusted EBITDA Threshold.6 The peer group in the 2024 CVI Plan are six publicly traded petroleum refining and marketing companies identified by the CVI Compensation Committee to be similar to CVR Energy with respect to operations and also competitive with CVR Energy for executive talent (Delek US Holdings, Inc.; HF Sinclair Corporation; Marathon Petroleum Corp.; Par Pacific Holdings, Inc.; PBF Energy Inc.; and Valero Energy Corp.), as well as the 2024 Fertilizer Peer Group, on a weighted basis. In February 2025, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig under the 2024 CVI Plan of $1,831,500, $380,200, $746,000, $214,700, and $902,200, respectively.
•2024 Long-Term Incentive Awards. In December 2023, as part of 2024 compensation, the CVI Compensation Committee granted long-term, CVI Share-Based Cash Awards in connection with (but not under) the CVR Energy LTIP to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig of 52,165, 15,921, 19,822, 6,133, and 23,964, respectively, which vest in one-third increments each December following the date of award, subject to the terms and conditions of the award agreement.7

Equity Ownership Requirements. CVR Partners has not established equity ownership requirements for its executive officers, and all long-term incentive UAN Share-Based Cash Awards issued in connection with but not under the CVR Partners Long-Term Incentive Plan (“CVR Partners LTIP”) are settled in cash. The Compensation Committee believes that cash-settled awards provide the executive officers with a more attractive compensation package and are less burdensome for the Partnership to administer than equity-settled awards. Additionally, equity-settled compensation in the form of Partnership common units would dilute the ownership interests of existing unit holders. However, the Compensation Committee may consider in the future whether long-term incentive awards should include an option to settle with equity.

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

6 Per the 2024 CVI Plan, Adjusted EBITDA Threshold means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt for the given performance period and board-directed items, and includes components from both CVR Energy’s fertilizer segment (CVR Partners) and petroleum segment.
7 Such incentive units were consistent with the named executive officer target awards, as determined by the Compensation Committee or CVI Compensation Committee, as applicable, representing, as a percentage of base salary, 150% for Mr. Lamp, 200% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, and 60% for Mr. Conaway.

December 31, 2024 | 93

Clawback / Recoupment of Compensation. We have a Policy for the Recovery of Erroneously Awarded Compensation applicable to executive officers that implements the incentive-based compensation recovery or clawback provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the NYSE listing standards, which requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Partnership is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure. Additionally, our award agreements for UAN Share-Based Cash Awards and our performance-based bonus plan contain provisions providing for cancellation, forfeiture, rescission, repayment, recoupment or claw-back, as applicable, of certain compensation paid to our employees, including our named executive officers, under certain circumstances, including in the event of (i) a restatement of the financial results of CVR Partners that would reduce (or would have reduced) the amount of any previously awarded phantom units, (ii) a determination by the Board or the Compensation Committee that the grantee of an award has engaged in misconduct (including by omission) or that an event or condition has occurred, which, in each case, would have given the Partnership or its subsidiaries the right to terminate the grantee’s employment for cause, (iii) misconduct or gross dereliction of duty resulting in a violation of law or Partnership policy that causes significant harm to the Partnership, or (iv) other triggering events defined in the UAN Share-Based Cash Award agreements and the our performance-based bonus plan.

December 31, 2024 | 94

Compensation Committee Report

The Compensation Committee of our General Partner has reviewed and discussed the CD&A with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Report.

Compensation Committee

Frank M. Muller, Jr. (Chair)
Jordan Bleznick

February 19, 2025

December 31, 2024 | 95

Summary Compensation Table

The following table sets forth the compensation for our named executive officers for the years ended December 31, 2024, 2023, and 2022. The compensation shown reflects not only the portion of such named executive officers’ compensation defined by the Compensation Committee and attributable to services performed for our business, but also the portion of such named executive officers’ compensation defined by the CVI Compensation Committee and attributable to services performed for CVR Energy.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

David L. Lamp, Executive Chairman	2024	$1,100,000	$—	$1,726,419	$1,831,500	$27,558	$4,685,477
	2023	1,100,000	—	1,592,076	1,782,100	26,658	4,500,834
	2022	1,100,000	—	1,247,425	1,947,100	26,312	4,320,837
Mark A. Pytosh, President and Chief Executive Officer	2024	$651,298	$—	$1,329,884	$1,021,800	$24,264	$3,027,246
	2023	629,273	—	1,181,850	865,700	22,122	2,698,945
	2022	607,993	—	1,023,993	851,500	20,622	2,504,108
Dane J. Neumann, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2024	$546,013	$—	$685,323	$746,000	$21,240	$1,998,576
	2023	522,500	150,000	604,967	699,000	20,286	1,996,753
	2022	450,000	—	453,609	650,200	18,740	1,572,549
Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary	2024	$660,309	$—	$828,678	$902,200	$21,510	$2,412,697
	2023	631,875	200,000	731,381	843,800	20,610	2,427,666
	2022	598,934	—	543,574	886,000	19,110	2,047,618
Jeffrey D. Conaway, Vice President, Chief Accounting Officer and Corporate Controller	2024	$334,294	$—	$210,291	$214,700	$21,942	$781,227
	2023	322,989	50,000	187,179	201,100	20,468	781,736
	2022	293,626	—	133,057	198,000	18,611	643,294

(1)Amounts in this column reflect the base salaries of the named executive officers, and for 2022 for Mr. Neumann, the total base salary received, including as a result of salary adjustments approved by the CVI Compensation Committee in February and October 2022.
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
(3)Amounts in this column reflect the aggregate grant date fair value, as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), of incentive units granted to each named executive officer during the periods specified in connection with or under the CVR Energy LTIP, and additionally for Mr. Pytosh, phantom units granted in connection with (but not under) the CVR Partners LTIP.
(4)Amounts in this column reflect amounts earned under the CVR Energy performance-based bonus plan for the applicable year, and additionally for Mr. Pytosh, amounts earned under the CVR Partners performance-based bonus plan for the applicable year, each of which were paid in the following year.
(5)Amounts in this column reflect the following:

	401(k) Plan (a)			Life Insurance (b)			Other (c)
Name	2024	2023	2022	2024	2023	2022	2024	2023	2022
David L. Lamp	$20,700	$19,800	$18,300	$6,858	$6,858	$6,858	$—	$—	$1,154
Mark A. Pytosh	20,700	19,800	18,300	3,564	2,322	2,322	—	—	—
Dane J. Neumann	20,700	19,800	18,300	540	486	440	—	—	—
Melissa M. Buhrig	20,700	19,800	18,300	810	810	810	—	—	—
Jeffrey D. Conaway	20,700	19,800	18,300	1,242	668	311	—	—	—
(a)Reflects employer contributions under the CVR Energy 401(k) plan.
(b)Reflects the imputed income amount that is included in taxable income for each named executive officer pursuant to the Group Term Life Insurance Plan.

December 31, 2024 | 96

(c)Reflects for Mr. Lamp, a retroactive catch-up payment,for the 10-day period from December 22, 2021 to December 31, 2021, equal to the difference between Mr. Lamp’s prior base salary and the base salary under his December 22, 2021 Employment Agreement with the Company (the “2021 Employment Agreement”), which expired on December 31, 2024.

As described in more detail in the CD&A, the named executive officers, including Mr. Pytosh, are employed by a subsidiary of CVR Energy and dedicated only a portion of their time to our business in 2024, with the remainder dedicated to the business of CVR Energy and its subsidiaries.

The following table outlines 2024 compensation paid or granted to the named executive officers that was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated thereto during 2024 (10%, 18%, and 20% for Messrs. Lamp, Neumann, and Conaway, respectively, and 20% for Ms. Buhrig), and for Mr. Pytosh, the compensation determined by the Compensation Committee.

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
David L. Lamp	$110,000	$—	$172,642	$183,150	$2,756
Mark A. Pytosh	390,779	—	784,556	641,600	14,558
Dane J. Neumann	98,282	—	123,358	134,280	3,823
Melissa M. Buhrig	132,062	—	165,736	180,440	4,302
Jeffrey D. Conaway	66,859	—	42,058	42,940	4,388

Grants of Plan-Based Awards

The following table sets forth information concerning amounts that could have been earned by our named executive officers under the 2024 UAN Plan and the 2024 CVI Plan, as well as amounts that could have been earned from long-term cash phantom unit awards granted in connection with (but not under) the CVR Partners LTIP and from long-term incentive awards granted under the CVR Energy LTIP during 2024:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts under Equity Incentive Plan Awards (2)

Name	Bonus Plan / Award Type	Grant Date	Threshold (3)	Target	Maximum	Number of Shares of Stock or Units	Grant Date Fair Value
David L. Lamp	2024 CVI Plan	2/16/24	$68,756	$1,650,000	$2,475,000	—	—
	Incentive Units	12/11/24	—	—	—	86,842	$1,726,419
Mark A. Pytosh	2024 CVI Plan	2/16/24	$14,655	$351,701	$527,551	—	—
	2024 UAN Plan	2/16/24	21,984	527,579	791,368	—	—
	Incentive Units	12/11/24	—	—	—	27,431	$545,328
	Phantom Units	12/11/24	—	—	—	10,261	784,556
Dane J. Neumann	2024 CVI Plan	2/16/24	$27,303	$655,216	$982,823	—	—
	Incentive Units	12/11/24	—	—	—	34,473	$685,323
Melissa M. Buhrig	2024 CVI Plan	2/16/24	$33,018	$792,371	$1,188,556	—	—
	Incentive Units	12/11/24	—	—	—	41,684	$828,678
Jeffrey D. Conaway	2024 CVI Plan	2/16/24	$8,358	$200,576	$300,865	—	—
	Incentive Units	12/11/24	—	—	—	10,578	$210,291

(1)Amounts in these columns reflect amounts that could have been earned by the named executive officers under the 2024 UAN Plan (with respect to Mr. Pytosh) or under the 2024 CVI Plan (with respect to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig) with respect to each performance measure, excluding the impact of any individual discretionary performance adjustments. The performance measures for 2024 were set by the Compensation Committee and the CVI Compensation Committee, as applicable, as described in the “Compensation Discussion and Analysis”.
(2)Amounts in these columns reflect the number of and grant date fair value, as calculated in accordance with Topic 718, of (i) a long-term incentive UAN Share-Based Cash Award of phantom units awarded to Mr. Pytosh during 2024 as part of 2025 compensation in connection with (but not under) the CVR Partners LTIP; and (ii) incentive units awarded to Messrs. Lamp, Pytosh, Neumann, and Conaway and Ms. Buhrig by CVR Energy during 2024 as part of 2025 compensation under the CVR Energy LTIP.

December 31, 2024 | 97

(3)For the 2024 UAN Plan and the 2024 CVI Plan, ‘Threshold’ represents the minimum payout thereunder, assuming the Partnership and CVR Energy, as applicable, have satisfied the Adjusted EBITDA Thresholds and have achieved performance under one of the EH&S measures equal to the prior year performance, resulting in a payout of 50% of the 8.33% measure value, or 4.167% of total target payout. For more information and full description of the 2024 CVI Plan and the 2024 UAN Plan, see “Compensation Discussion and Analysis.” However, in certain circumstances, including in the event the Adjusted EBITDA Threshold is not achieved, the named executive officers may receive payout that is less than the Threshold or zero.

Option Grant Practices

In recent years, we have not granted stock options, stock appreciation rights or similar instruments with option-like features to our employees. We therefore (i) do not grant, and have not granted, such instruments in anticipation of the release of material nonpublic information, (ii) we do not time, and have not timed, the release of material nonpublic information based on grant dates of such instruments or for the purpose of affecting the value of executive compensation and (iii) we do not take, and have not taken, material nonpublic information into account when determining the timing and terms of such instruments. As options, stock appreciation rights or similar instruments with option-like features have not been an element of employee compensation in recent years, we do not have a formal policy with respect to the timing of grants thereof, and we did not grant options, stock appreciation rights or similar instruments with option-like features in 2024.

Employment Agreement and Incentive Payment

Employment Agreements with CVR Partners. None of our named executive officers have an employment agreement with the Partnership, our General Partner or their subsidiaries.

Employment Agreements with CVR Energy. Other than Mr. Lamp, none of our named executive officers have an employment agreement with CVR Energy or its subsidiaries. During 2024, Mr. Lamp was subject to an employment agreement, which became effective on December 22, 2021 (the “2021 Employment Agreement”) and expired on December 31, 2024, following the completion of its three-year term. Under the 2021 Employment Agreement, in addition to the ability to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy in effect from time to time on the same basis as other senior executives of CVR Energy, Mr. Lamp was eligible to annually receive:
•A base salary of $1,100,000;
•A cash bonus with a target award equal to 150% of his annual base salary, with the actual amount of such bonus received based upon individual and/or CVR Energy performance criteria established by the CVI Compensation Committee for the applicable fiscal year, and subject to the terms of the applicable bonus plan; and
•For each fiscal year during the term of the 2021 Employment Agreement, an incentive unit award equal to 150% of his annual base salary granted under or in connection with the CVR Energy LTIP.

The 2021 Employment Agreement provided Mr. Lamp with certain severance payments under certain circumstances in the event his employment terminated, which payments are described below under “Change-in-Control and Termination Payments,” and required Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, as well as covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance or supplemental disability payments are paid and, if no severance or supplemental disability payments are paid, for six months following termination of employment.

Mr. Lamp was also eligible to receive an incentive payment of $10,000,000 (the “Incentive Payment”), payable if either the conditions set forth in the 2021 Employment Agreement or the separate Performance Unit Award Agreement (as amended, the “PU Award Agreement”), were fulfilled, as follows:

December 31, 2024 | 98

Agreement	Conditions	Measurement Period
2021 Employment Agreement
•a transaction is consummated that constitutes a Change-in-Control,(1) or
•the Board approves a transaction which, if consummated, would constitute a Change-in-Control(1) and such transaction is consummated on or prior to December 31, 2025
On or prior to December 31, 2024
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

Mr. Lamp’s right to receive the Incentive Payment under the 2021 Employment Agreement expired along with the 2021 Employment Agreement on December 31, 2024, with the condition unsatisfied and no Incentive Payment paid or to be paid thereunder. The Performance Cycle under the PU Award Agreement expired on December 31, 2024, and the measurement period thereunder will expire on February 20, 2025, after which the PU Award Agreement will no longer be in effect. At this time, it is expected that the condition under the PU Award Agreement will not be achieved by the end of the measurement period and that the Incentive Payment under the PU Award Agreement will not be paid. The descriptions of the 2021 Employment Agreement and the PU Award Agreement are qualified in their entirety by the text of such agreements, each as referenced in previous filings with the SEC and/or as exhibits to this Annual Report on Form 10-K.

On December 12, 2024, Mr. Lamp entered into a new employment agreement with CVR Energy (the “2024 Employment Agreement”), which became effective on January 1, 2025, immediately following the scheduled expiration of the 2021 Employment Agreement on December 31, 2024. The 2024 Employment Agreement has a two-year term ending on December 31, 2026, unless earlier terminated by CVR Energy or Mr. Lamp. Under the 2024 Employment Agreement, in addition to the ability to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy in effect from time to time on the same basis as other senior executives of CVR Energy and subject to the terms and conditions of such plans and programs, Mr. Lamp is also eligible to annually receive:
•A base salary of $1,200,000;
•A cash bonus with a target award equal to 150% of his annual base salary, with the actual amount of such bonus received based upon individual and/or CVR Energy performance criteria established by the CVI Compensation Committee for the applicable fiscal year, and subject to the terms of the applicable bonus plan; and
•An award under or in connection with the CVR Energy LTIP with an aggregate annual target award opportunity equal to 150% of his base salary (an “CEO LTIP Award”), and such awards are expected to vest ratably on each of the three years following the grant date, subject to certain customary forfeiture and acceleration provisions and the terms of the applicable award agreement.

The 2024 Employment Agreement also provides Mr. Lamp with severance payments in the event his employment is terminated for any reason other than (i) by CVR Energy for Cause (as defined the 2024 Employment Agreement), or (ii) by Mr. Lamp without Good Reason (as defined in the 2024 Employment Agreement) and without the provision of six months’ notice of termination, and requires Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, as well as covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance or supplemental disability payments are paid and, if no severance or supplemental disability payments are paid, for six months following termination of employment. Such payments are described below under “Change-in-Control and Termination Payments.” The description of the 2024 Employment Agreement is qualified in its entirety by the text of such agreement, as referenced in previous filings with the SEC and/or as an exhibit to this Annual Report on Form 10-K.

December 31, 2024 | 99

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding long-term cash phantom unit awards granted in connection with (but not under) the CVR Partners LTIP that were held by certain of the named executive officers, as well as outstanding incentive unit awards made by CVR Energy granted in connection with or under the CVR Energy LTIP and for which the Partnership will share in the expense, both as of December 31, 2024. This table also includes information regarding outstanding incentive unit awards made in connection with or under the CVR Energy LTIP by CVR Energy to Mr. Pytosh for which the Partnership does not share in the expense. All of the outstanding units reflected below are subject to accelerated vesting under certain circumstances as described in more detail in the section titled “Change-in-Control and Termination Payments”.

			Equity Awards That Have Not Vested
Name	Award Type (1)	Grant Date	Number of Shares or Units		Market Value of Shares or Units (2)
David L. Lamp	Incentive Units	12/14/22	13,962	(3)	$345,420
	Incentive Units	12/13/23	34,776	(3)	703,866
	Incentive Units	12/11/24	86,842	(3)	1,627,419
Mark A. Pytosh	Phantom Units	12/14/22	2,000		218,540
	Incentive Units	12/14/22	4,116		101,830
	Phantom Units	12/13/23	7,377		609,709
	Incentive Units	12/13/23	10,614		214,827
	Phantom Units	12/11/24	10,261		779,426
	Incentive Units	12/11/24	27,431		514,057
Dane J. Neumann	Incentive Units	12/14/22	5,077	(3)	125,605
	Incentive Units	12/13/23	13,214	(3)	267,451
	Incentive Units	12/11/24	34,473	(3)	646,024
Melissa M. Buhrig	Incentive Units	12/14/22	6,084	(3)	150,518
	Incentive Units	12/13/23	15,976	(3)	323,354
	Incentive Units	12/11/24	41,684	(3)	781,158
Jeffrey D. Conaway	Incentive Units	12/14/22	1,489	(3)	36,838
	Incentive Units	12/13/23	4,088	(3)	82,741
	Incentive Units	12/11/24	10,578	(3)	198,232

(1)These incentive and phantom units vest ratably in annual installments in each of the three years following the date of grant, subject to the terms of the applicable award agreement. Incentive Units granted on December 11, 2024, were granted under the CVR Energy LTIP. All other Incentive Units and the Phantom Units reflected in this table, including but not limited to the Phantom Units granted on December 11, 2024, were granted in connection with and not under the CVR Energy LTIP and CVR Partners LTIP, respectively.
(2)This column represents the number of unvested units outstanding on December 31, 2024, multiplied by: (a) for incentive units issued on December 11, 2024, $18.74 (the December 31, 2024, closing price of CVR Energy common stock (the “CVI Closing Price”)); (b) for incentive units issued on December 13, 2023, $20.24 (equal to the CVI Closing Price plus $1.50 in accrued dividends); (c) for incentive units issued on December 14, 2022, $24.74 (equal to the CVI Closing Price plus $6.00 in accrued dividends); (d) for phantom units issued on December 11, 2024, $75.96 (equal to the December 31, 2024 closing price of Partnership common units (the “UAN Closing Price”)); (e) for phantom units issued on December 13, 2023, $82.65 (equal to the UAN Closing Price, plus $6.69 in accrued distributions ); and (f) for phantom units issued on December 14, 2022, $109.27 (equal to the UAN Closing Price, plus $33.31 in accrued distributions).
(3)The Partnership will share in a pro-rated portion of the expense associated with these awards based on the percentage of time that the named executive officer dedicates to our business during the year of vesting.

December 31, 2024 | 100

Equity Awards Vested During Fiscal Year 2024

This table sets forth information concerning phantom units awarded by us that vested during 2024, as well as incentive unit awards made by CVR Energy that vested during 2024, for which the Partnership shared in the expense. This table also includes incentive unit awards made by CVR Energy to Mr. Pytosh that vested during 2024 and for which the Partnership does not share in the expense. All of the phantom and incentive unit awards that vested during 2024 were granted in connection with, but not under, under the CVR Partners LTIP or the CVR Energy LTIP, respectively.

		Equity Awards
Name	Award Type	Number of Shares or Units Acquired on Vesting	Value Realized on Vesting
David L. Lamp	Incentive Units	24,177	$722,651	(1)
	Incentive Units	13,963	350,332	(2)
	Incentive Units	17,389	358,040	(3)
		55,529	$1,431,023
Mark A. Pytosh	Incentive Units	7,614	$227,582	(1)
	Phantom Units	2,924	381,611	(4)
	Incentive Units	4,116	103,270	(2)
	Phantom Units	2,000	222,380	(5)
	Incentive Units	5,307	109,271	(3)
	Phantom Units	3,689	311,979	(6)
		25,650	$1,356,093
Dane J. Neumann	Incentive Units	7,736	$231,229	(1)
	Incentive Units	5,077	127,382	(2)
	Incentive Units	6,608	136,059	(3)
		19,421	$494,670
Melissa M. Buhrig	Incentive Units	11,025	$329,537	(1)
	Incentive Units	6,084	152,648	(2)
	Incentive Units	7,988	164,473	(3)
		25,097	$646,658
Jeffrey D. Conaway	Incentive Units	2,804	$83,812	(1)
	Incentive Units	1,489	37,359	(2)
	Incentive Units	2,045	42,107	(3)
		6,338	$163,278

(1)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $10.80 in accrued dividends.
(2)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $6.00 in accrued dividends.
(3)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $1.50 in accrued dividends.
(4)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $52.63 per unit.
(5)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $33.31 per unit.
(6)The amount reflected includes a per unit value equal to the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) accrued distributions of $6.69 per unit.

December 31, 2024 | 101

Reimbursement of Expenses of Our General Partner

Our General Partner and its affiliates are reimbursed for expenses incurred on our behalf under the Corporate MSA. Refer to Part II, Item 8, Note 13 (“Related Party Transactions”) and Part III, Item 13 of this Report for additional information. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the Corporate MSA, including a pro-rata portion of the compensation of CVR Energy’s executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2024, the total amount paid to our General Partner and its affiliates (including amounts paid to CVR Energy pursuant to the Corporate MSA) was approximately $17.2 million.

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

Change-in-Control and Termination Payments

Our named executive officers are entitled to severance and other benefits from CVR Energy following the termination of their employment under certain circumstances as follows:

2021 Employment Agreement. Although Mr. Lamp is no longer entitled to and will not receive these benefits because the 2021 Employment Agreement expired by its terms on December 31, 2024, and is no longer in effect, if Mr. Lamp’s employment had been terminated at any time up to and including on December 31, 2024, he would have become entitled to the benefits described in the 2021 Employment Agreement, as follows:

Reason for Employment Termination	Accrued Amounts (1)	Severance Payments (2)	LTIP Payout (3)	Incentive Payment (4)
Death, Disability or Termination other than for cause or Resignation for good reason, in each case not in connection with a change-in-control	✓	✓	✓
Resignation or Retirement	✓
Termination without cause or Resignation for good reason, in each case in connection with a change-in-control (5)	✓		✓	✓

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

December 31, 2024 | 102

2024 Employment Agreement. If Mr. Lamp’s employment is terminated at any time on or after January 1, 2025, he will be entitled to the benefits outlined in the 2024 Employment Agreement, as follows:

Reason for Employment Termination	Accrued Amounts (1)	Termination Year Bonus (2)	LTIP Payout (3)	Pro Rata Future LTIP Payout (4)	Cash Payment (5)
Termination for Cause (6) or resignation without Good Reason (7) and without satisfaction of the Resignation Notice Requirement (8)	✓
Termination for any reason other than for Cause (6) or resignation without Good Reason (7) without satisfaction of the Resignation Notice Requirement (8)	✓	✓	✓	✓	✓

(1)Includes base salary earned but unpaid through date of termination or resignation, earned but unpaid Annual Bonus for completed fiscal years, unused accrued paid time off, unreimbursed expenses, accrued and vested rights or benefits under any CVR Energy sponsored employee benefit plans.
(2)A cash payment equal to: (a) for a termination before December 31st, the product of (x) 150% of Mr. Lamp’s Base Salary, multiplied by (y) a fraction, the numerator of which is the number of completed months that Mr. Lamp was employed by CVR Energy for the fiscal year of termination and the denominator of which is 12, or (b) for a termination effective on December 31st, the actual annual bonus that would have otherwise been earned for the year of such termination, as determined by the CVI Compensation Committee.
(3)A cash payment equal to the value of all unvested Incentive Units underlying each CEO LTIP Award held on the date of termination based on the average closing price of a share of CVR Energy common stock for the 10 trading days immediately preceding the date of termination plus any accrued but unpaid dividend equivalent rights.
(4)A cash payment equal to 150% of Mr. Lamp’s Base Salary, multiplied by a fraction, the numerator of which is the number of completed days between the grant date of the CEO LTIP Award received by Mr. Lamp immediately prior the date of termination and the date of termination, and the denominator of which is three hundred sixty-five (365).
(5)A cash payment equal to the product of $3,000,000, multiplied by a fraction, not to exceed one, (x) the numerator of which is the number of completed months from January 1, 2025, through the date of such termination, and (y) the denominator of which is twenty-four (24).
(6)Cause as defined in the 2024 Employment Agreement.
(7)Good Reason as defined in the 2024 Employment Agreement.
(8)Pursuant to the 2024 Employment Agreement, Resignation Notice Requirement means, in the event of a resignation without Good Reason, providing prior written notice to CVR Energy that is equal to the lesser of (x) six (6) months and (y) such other period as may be agreed to by the CVI Compensation Committee.

As a condition to receiving these severance benefits under both the 2021 Employment Agreement and the 2024 Employment Agreement, Mr. Lamp must execute, deliver and not revoke a general release of claims and abide by restrictive covenants relating to non-solicitation and non-competition during Mr. Lamp’s employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable), as well as a perpetual restrictive covenant relating to non-disclosure and non-disparagement. If any payments or distributions due to Mr. Lamp would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions will be “cut back” only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The meaning of all terms used, but not defined in this description of these benefits to which Mr. Lamp is entitled upon employment termination, are as defined in the 2021 Employment Agreement or 2024 Employment Agreement, as applicable, and are qualified thereby in the entirety.

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

December 31, 2024 | 103

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
(3)Accelerated vesting as to 100% of the unvested incentive awards, settled in cash and calculated based on the 20-day average closing price of a share or common unit of CVR Energy or the Partnership, as applicable, plus any accrued dividends or distributions, as applicable, declared and paid through the vest date.
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

Award Agreements. Under the award agreements issued in connection with the CVR Partners LTIP, as well as in connection with and under the CVR Energy LTIP, each of our named executive officers are also eligible for accelerated vesting of certain unvested incentive units upon the events described below. Upon such accelerated vesting, the named executive officers will receive a cash payment equal to (i) the number of units multiplied by the average closing price of a common unit of Partnership or a common share of CVR Energy, as applicable, for the ten trading days preceding the acceleration date, plus (ii) the per unit cash value of distributions and dividends declared and paid by the Partnership or CVR Energy, as applicable, from the grant date to and including the acceleration date. These award agreements generally provide for acceleration upon certain termination events, as follows:
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

Potential Payments upon Termination or Change in Control

The following table reflects amounts payable to our named executive officers as a result of the hypothetical termination events outlined below assuming the triggering employment termination event took place on December 31, 2024. Pursuant to the Corporate MSA, we are responsible for the payment of our proportionate share of these severance benefits under the 2021 Employment Agreement or 2024 Employment Agreement, as applicable, the CVI Severance Plan, award agreements, and other benefits programs following the termination of employment of the named executive officers. The actual payments to which a

December 31, 2024 | 104

named executive officer would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name and Severance Benefit	Death	Disability	Retirement	Termination without Cause		Resignation for Good Reason
				(1)	(2)	(1)	(2)
David L. Lamp
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accrued Amounts (3)	1,831,500	1,831,500	1,831,500	1,831,500	1,831,500	1,831,500	1,831,500
Accelerated Vesting - Incentive Units (4)	1,553,706	1,553,706	—	1,553,706	1,553,706	1,025,405	1,553,706
Cash Severance (5)	550,000	550,000	—	550,000	10,000,000	550,000	10,000,000
Total Amount	$3,935,206	$3,935,206	$1,831,500	$3,935,206	$13,385,206	$3,406,905	$13,385,206

Mark A. Pytosh
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Phantom Units (6)	772,960	772,960	—	772,960	1,614,941	—	1,614,941
Accelerated Vesting - Incentive Units (7)	371,504	371,504	—	371,504	827,763	—	827,763
Cash Severance (8)	—	—	—	—	1,501,731	—	1,501,731
Total Amount	$1,144,464	$1,144,464	$—	$1,144,464	$3,944,435	$—	$3,944,435

Dane J. Neumann
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	463,316	463,316	—	463,316	1,035,387	—	1,035,387
Cash Severance (8)	—	—	—	—	1,220,613	—	1,220,613
Total Amount	$463,316	$463,316	$—	$463,316	$2,256,000	$—	$2,256,000

Melissa M. Buhrig
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	558,884	558,884	—	558,884	1,250,568	—	1,250,568
Cash Severance (8)	—	—	—	—	1,501,409	—	1,501,409
Total Amount	$558,884	$558,884	$—	$558,884	$2,751,977	$—	$2,751,977

Jeffrey D. Conaway
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (7)	140,827	140,827	—	140,827	316,680	—	316,680
Cash Severance (8)	—	—	—	—	533,844	—	533,844
Total Amount	$140,827	$140,827	$—	$140,827	$850,524	$—	$850,524

(1)Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.
(2)Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
(3)Accrued Amounts represents, as defined in the 2021 Employment Agreement, Mr. Lamp’s earned but unpaid Annual Bonus under the 2024 CVI Plan.
(4)For Mr. Lamp, the accelerated vesting value upon death, disability, or termination without cause or resignation for good reason in connection with a change in control, represents (A) as defined in the 2021 Employment Agreement, the number of any unvested incentive units held as of December 31, 2024, that were granted more than one year prior thereto, multiplied by for incentive units awarded (i) on December 14, 2022, the average closing price for CVR Energy common stock for the 10-trading days preceding December 31, 2024, or $18.25 per share (the “CVI 10-day Average Price”), plus $6.00 in accrued dividends, and (ii) on December 13, 2023, the CVI 10-day Average Price, plus $1.50 in accrued dividends (the “LTIP Payout”), plus (B) for incentive units awarded on December 11, 2024 (after February 21, 2022), as defined in the award agreement, the number of any unvested incentive units scheduled to vest within twelve months from December 31, 2024, multiplied by the CVI 10-day Average Price. The accelerated vesting value upon resignation for good reason not in connection with a change in control is equal to the LTIP Payout. For the avoidance of doubt, as used herein, the term “LTIP Payout” is calculated as defined in Mr. Lamp’s 2021 Employment Agreement.

December 31, 2024 | 105

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
(6)For Mr. Pytosh, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represents for phantom unit awards granted by the Partnership on or after February 21, 2022, pursuant to the award agreement, the number of any unvested phantom units scheduled to vest within twelve months from December 31, 2024, multiplied by for phantom units granted by the Partnership (i) on December 14, 2022, the average closing price for Partnership common units for the 10 trading-days preceding December 31, 2024, or $74.83 per unit (the “UAN 10-day Average Price”), plus $33.31 in accrued distributions, (ii) on December 13, 2023, the UAN 10-day Average Price plus $6.69 in accrued distributions, and (iii) on December 11, 2024, the UAN 10-day Average Price; and (B) termination without cause or resignation for good reason, both in connection with a change in control, represents pursuant to the CVI Severance Plan, the number of all unvested phantom units outstanding on December 31, 2024, multiplied by, for phantom units awarded by the Partnership (i) on December 14, 2022, the average closing price for Partnership common units for the 20 trading-days preceding December 31, 2024, or $76.33 per unit (the “UAN 20-day Average Price”), plus $33.31 in accrued distributions, (ii) on December 13, 2023, the UAN 20-day Average Price plus $6.69 in accrued distributions, and (iii) on December 11, 2024, the UAN 20-day Average Price.
(7)For Messrs. Pytosh, Neumann and Conaway and Ms. Buhrig, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represents for incentive unit awards granted by CVR Energy on or after February 21, 2022, pursuant to the award agreement, the number of any unvested incentive units scheduled to vest within twelve months from December 31, 2024, multiplied by for incentive units awarded by CVR Energy (i) on December 14, 2022, the CVI 10-day Average Price, plus $6.00 in accrued dividends, (ii) on December 13, 2023, the CVI 10-day Average Price, plus $1.50 in accrued dividends, and (iii) on December 11, 2024, the CVI 10-day Average Price; and (B) termination without cause or resignation for good reason, both in connection with a change in control represents, pursuant to the CVI Severance Plan, the number of all unvested units outstanding on December 31, 2024, multiplied by, for incentive units awarded by CVR Energy (a) on December 14, 2022, the average closing price for CVR Energy common stock for the 20-trading days preceding December 31, 2024, or $18.67 per share (the “CVI 20-day Average Price”), plus $6.00 in accrued dividends, (b) on December 13, 2023, the CVI 20-day Average Price, plus $1.50 in accrued dividends, and (c) on December 11, 2024, the CVI 20-day Average Price.
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

Pay Ratio

For 2024, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Principal Executive Officers, Mr. Lamp, our Executive Chairman, and Mr. Pytosh, our President and Chief Executive Officer (collectively, “PEOs”), we used the following methodology and made the following material assumptions, adjustments, and estimates:
(1)We determined that, as of December 31, 2024, the number of employees of the Partnership and its consolidated subsidiaries consisted of 316 individuals, excluding our PEOs who are employed by CVR Services.
(2)To identify the “median employee” from the employee population, we compared the amount of annual total compensation of such employees for 2024 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We “annualized” the compensation of our full-time and part-time permanent employees as of December 31, 2024, to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the “median employee”.
(3)To identify the annual total compensation of our median employee, we included the elements of such employee’s compensation for 2024 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
(4)To identify the annual total compensation of our PEOs, we used the amounts reported in the “Total” column of our 2024 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to Mr. Lamp’s and Mr. Pytosh’s service to the Partnership, of ten percent (10%) and sixty percent (60%), respectively, and as further described in the table immediately following our 2024 Summary Compensation Table.

December 31, 2024 | 106

Based on this methodology, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2024 was as follows:

Annual total compensation of Median Employee (1)	$132,440
Annual total compensation of Executive Chairman (2)	$468,548
CEO Pay Ratio (Executive Chairman)	4:1
Annual total compensation of President & CEO (2)	$1,831,493
CEO Pay Ratio (President & CEO)	14:1

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

In October 2023, the Board considered these goals and the compensation paid to such directors for 2023, and upon recommendation of the Compensation Committee, elected to keep such compensation for 2024 the same as 2023. During 2024, non-employee directors received an annual director fee of $35,000. The Audit Committee chair received an additional fee of $15,000 per year, while the other directors serving on the Audit Committee received an additional fee of $7,500 per year. The Compensation Committee and EH&S Committee chairs received an additional fee of $8,000 per year, while the other directors serving on the Compensation Committee and EH&S Committee received an additional fee of $5,000 per year. In addition, during 2024, directors eligible to be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and its committees and for director-related education expenses up to a maximum amount of $1,500 per year. Each non-employee director was also eligible to receive an additional $1,500 per meeting for all meetings in excess of the following threshold:

Board/Committee Meeting	Threshold Per Year
Board	6
Audit Committee	12
Compensation Committee	6
EH&S Committee	6

The following table sets forth the compensation earned by or paid to each non-employee director of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates for the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash (1)	Unit Awards	Total Compensation
Jordan Bleznick	$40,000	$—	$40,000
Donna R. Ecton (2)	55,000	—	55,000
Frank M. Muller, Jr.	55,500	—	55,500
Peter K. Shea	50,500	—	50,500

(1)Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including for service in chair positions.
(2)A portion of the fees paid to Ms. Ecton in 2024 were paid to EEI, Inc., where she serves as the chief executive officer and is the sole shareholder.

December 31, 2024 | 107

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2024, the Partnership did not have any compensation plans under which equity securities of the Partnership were authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding beneficial ownership of our common units as of February 19, 2025 by:
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent

Carl C. Icahn (1)	4,066,192	38.5%
Barclays Plc (2)	621,054	5.8%
CVR GP, LLC (3)	—	—
Jordan Bleznick	—	—
Donna R. Ecton	1,250	*
David L. Lamp	—	—
Frank M. Muller, Jr.	3,512	*
Mark A. Pytosh	30,593	*
Peter K. Shea	59	*
Melissa M. Buhrig	2,200	*
Jeffrey D. Conaway	—	—
Dane J. Neumann	—	—
All directors and executive officers of our General Partner as a group (9 persons) (4)	37,614	*

*Less than 1%
(1)Beneficial ownership information is based on: (a) the Schedule 13D/A filed with the SEC on December 20, 2024 (the “Schedule 13D/A”), which indicates that: (i) American Entertainment Properties Corp. (“AEP”), IEP Energy Holding LLC (“IEP Energy”), Icahn Enterprises Holdings L.P. (“IEP Holdings”), Icahn Enterprises G.P. Inc. (“IEP GP”), Beckton Corp. (“Beckton”) and Carl C. Icahn (collectively, the “Icahn Reporting Persons”) have shared voting power and shared dispositive power with respect to 4,054,457 common units; and (ii) AEP has sole voting power and sole dispositive power with respect to 162,457 common units; and (b) the Form 4 filed by Mr. Icahn, IEP Energy and AEP on December 31, 2024 (the “Form 4”), which indicates that: (i) AEP directly holds 174,192 common units and (ii) UAN Services directly holds 3,892,000 common units. The Form 4 also indicates that: UAN Services is a direct, wholly owned subsidiary of CVR Services, LLC (“CVRS”), which is a direct, wholly owned subsidiary of CVR Energy Holdings, Inc. (“CVREH”), which is a direct, wholly owned subsidiary of CVR Energy; IEP Holdings is the sole stockholder of AEP, which is the sole member of IEP Energy, which together hold approximately 66% of the outstanding shares of common stock of CVR Energy; Beckton is the sole stockholder of IEP GP, which is the general partner of IEP Holdings; Mr. Icahn is the sole stockholder of Beckton, which places Mr. Icahn in a position indirectly to determine the investment and voting decisions made by each of IEP Energy and AEP; Mr. Icahn is

December 31, 2024 | 108

the indirect holder of approximately 86% of the outstanding depositary units representing limited partnership interests in IEP; and IEP GP is the general partner of IEP, which is the sole limited partner of IEP Holdings. Each of the Icahn Reporting Persons disclaims beneficial ownership of the common units described in clause (a)(i); each of the Icahn Reporting Persons, other than AEP and IEP Energy, disclaims beneficial ownership of the common units described in clause (a)(ii); and each of the Icahn Reporting Persons and IEP disclaims beneficial ownership of the common units described in clauses (b)(i) and (b)(ii) except to the extent of his or its pecuniary interest therein, if any. The Icahn Reporting Persons, other than Mr. Icahn, have an address of 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160. Mr. Icahn has an address of c/o Icahn Associates Holding LLC, 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160. UAN Services, CVRS, CVREH and CVR Energy have an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479. The directors of CVR Energy are Dustin DeMaria, Jaffrey A. Firestone, David L. Lamp, Stephen Mongillo, Mark J. Smith, Ted Papapostolou and Julia Heidenreich Voliva.
(2)Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 11, 2022, which indicates that Barclays Plc and Barclays Bank Plc, both with an address of 1 Churchill Place, London, X0 E14 5HP, have sole voting power and sole dispositive power with respect to 621,054 units.
(3)CVR GP, LLC, a wholly owned subsidiary of UAN Services, is our General Partner, manages and operates CVR Partners and has a non-economic general partner interest in the Partnership. It has an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479.
(4)The number of common units owned by all of the directors and executive officers of our General Partner, as a group, reflects the sum of (i) the 30,593 common units owned by Mr. Pytosh, (ii) the 2,200 common units owned by Ms. Buhrig, (iii) the 1,250 common units owned by Ms. Ecton, (iv) the 3,512 common units owned by Mr. Muller, and (v) the 59 common units owned by Mr. Shea.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The GP Sole Member owns (i) 3,892,000 common units, representing approximately 37% of our outstanding units (which entitles it to receive distributions, including $26.0 million in 2024), and (ii) 100% of our General Partner with its non-economic general partner interest (which does not entitle it to receive distributions).

Agreements with CVR Energy and Its Subsidiaries

The Partnership, its General Partner and the Partnership subsidiaries are party to, or otherwise subject to certain agreements with CVR Energy and its subsidiaries. We consider those agreements related party transactions. The Partnership is party to the Limited Partnership Agreement, the Corporate Master Service Agreement, and the Omnibus Agreement. Our Coffeyville Facility is party to the Coffeyville Master Service Agreement, the Terminal and Operating Agreement, and the Environmental Agreement. Further, some of these agreements were not the result of arm’s-length negotiations and the terms of these agreements are not necessarily at least as favorable to the parties to these agreements as terms which could have been obtained from unaffiliated third parties. Refer to Part II, Item 8, Note 13 (“Related Party Transactions”) of this Report for additional information related to these agreements. Refer also to Part IV, Item 15 of this Report for the filed agreements.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our General Partner and its affiliates (including IEP and CVR Energy), on the one hand, and us and our public unitholders, on the other hand. Conflicts may arise as a result of (i) the overlap of directors and officers between our General Partner and CVR Energy, which may result in conflicting obligations by these officers and directors, and (ii) duties of our General Partner to act for the benefit of CVR Energy and its stockholders, which may conflict with our interests and the interests of our public unitholders. The directors and officers of our General Partner have fiduciary duties to manage our General Partner in a manner beneficial to its sole member and the sole member’s owner, and the stockholders of CVR Energy, its indirect parent. At the same time, our General Partner has a contractual duty under our partnership agreement to manage us in a manner that is in our best interests.

Whenever a conflict arises between our General Partner, on the one hand, and the GP Sole Member or any other public unitholder, on the other, our General Partner will resolve that conflict. Our partnership agreement contains provisions that replace default fiduciary duties with contractual corporate governance standards as set forth therein.

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

December 31, 2024 | 109

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

Item 14.    Principal Accounting Fees and Services

Grant Thornton has served as the Partnership’s independent public registered accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2025.

The charter of the Audit Committee of the Board, which is available on our website at www.CVRPartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de-minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Audit Committee pre-approved all fees incurred in fiscal year 2024.

The following table represents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Audit fees (1)	$687	$706
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$687	$706

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

December 31, 2024 | 110

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

(a)(3) Exhibits
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1*	Fourth Amended and Restated Limited Liability Company Agreement of CVR GP, LLC, dated November 8, 2024.

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

December 31, 2024 | 111

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

10.14**+^	CVR Partners, LP 2022 Performance-Based Bonus Plan, approved February 21, 2022 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on May 3, 2022).

10.15**+^	CVR Partners, LP and Subsidiaries 2023 Performance-Based Bonus Plan - FERTILIZER, approved February 17, 2023 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on May 2, 2023).

10.16**+^	CVR Partners, LP and Subsidiaries 2024 Performance-Based Bonus Plan - FERTILIZER, approved February 16, 2024 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on April 30, 2024).

10.17**
Collateral Trust Joinder, dated as of June 23, 2021, among CVR Partners, LP, CVR Nitrogen Finance Corporation, the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral trustee (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on June 23, 2021).

December 31, 2024 | 112

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

10.24**+	Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 12, 2024).

10.25**Õ^	Amended and Restated Limited Liability Company Agreement of CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q filed on May 2, 2023).

10.26**Õ^
Transaction Agreement dated January 6, 2023 by and among CVR Partners, LP and certain of its subsidiaries, CVR-CapturePoint Parent LLC, CapturePoint LLC and certain Investors relating to the purchase of membership interests in CVR-CapturePoint LLC (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed on May 2, 2023).

19.1*	CVR Partners, LP Insider Trading Policy, approved February 20, 2024.

21.1*	List of Subsidiaries of CVR Partners, LP

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Chairman.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of President and Chief Executive Officer.

December 31, 2024 | 113

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.

31.4*	Rule 13a-14(a) or 15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.

32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

97.1*+	CVR Partners, LP Policy for the Recovery of Erroneously Awarded Compensation effective October 2, 2023.

101*
The following financial information for CVR Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners’ Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

December 31, 2024 | 114

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. LAMP	Director and Executive Chairman (Principal Executive Officer)	February 19, 2025
David L. Lamp

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2025
Mark A. Pytosh

/s/ DANE J. NEUMANN	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	February 19, 2025
Dane J. Neumann

/s/ JEFFREY D. CONAWAY	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 19, 2025
Jeffrey D. Conaway

/s/ JORDAN BLEZNICK	Chairman of the Board of Directors	February 19, 2025
Jordan Bleznick

/s/ DONNA R. ECTON	Director	February 19, 2025
Donna R. Ecton

/s/ FRANK M. MULLER, JR.	Director	February 19, 2025
Frank M. Muller, Jr.

/s/ PETER K. SHEA	Director	February 19, 2025
Peter K. Shea

December 31, 2024 | 115