Form 10-Q
period 2025-03-31
CVR PARTNERS, LP
filed 2025-04-29
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at April 25, 2025.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
March 31, 2025

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	31
	Condensed Consolidated Balance Sheets - March 31, 2025 and December 31, 2024 (unaudited)	5	Item 1A.	Risk Factors	31
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2025 and 2024 (unaudited)	6	Item 5.	Other Information	31
	Condensed Consolidated Statements of Partners’ Capital - Three Months Ended March 31, 2025 and 2024 (unaudited)	7	Item 6.	Exhibits	31
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2025 and 2024 (unaudited)	8	Signatures		33
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2025 | 2

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.

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
•our production levels, including the risk of a material decline in those levels, or our ability to upgrade ammonia to UAN;
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

March 31, 2025 | 3

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
•labor supply shortages, labor difficulties, labor disputes or strikes; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

March 31, 2025 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$121,775	$90,857
Accounts receivable, net	41,641	65,216
Inventories	80,391	75,579
Prepaid expenses	1,831	1,257
Other current assets	1,470	632
Total current assets	247,108	233,541
Property, plant, and equipment, net	722,930	735,591
Other long-term assets	43,916	49,592
Total assets	$1,013,954	$1,018,724

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$26,938	$30,365
Accounts payable to affiliates	4,969	6,213
Deferred revenue	36,893	50,788
Other current liabilities	30,135	23,983
Total current liabilities	98,935	111,349
Long-term liabilities:
Long-term debt and finance lease obligation, net of current portion	569,275	567,974
Long-term deferred revenue	25,379	26,966
Other long-term liabilities	18,704	19,365
Total long-term liabilities	613,358	614,305
Commitments and contingencies (See Note 10)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	301,660	293,069
General partner interest	1	1
Total partners’ capital	301,661	293,070
Total liabilities and partners’ capital	$1,013,954	$1,018,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per unit data)	2025	2024
Net sales	$142,866	$127,665
Operating costs and expenses:
Cost of materials and other	27,901	25,327
Direct operating expenses (exclusive of depreciation and amortization)	54,486	55,669
Depreciation and amortization	18,041	19,291
Cost of sales	100,428	100,287
Selling, general and administrative expenses	7,889	7,311
(Gain) loss on asset disposal	(40)	8
Operating income	34,589	20,059
Other (expense) income:
Interest expense, net	(7,726)	(7,665)
Other income, net	225	160
Income before income tax expense	27,088	12,554
Income tax benefit	—	(25)
Net income	$27,088	$12,579

Basic and diluted earnings per common unit	$2.56	$1.19

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2024	10,569,637	$293,069	$1	$293,070
Net income	—	27,088	—	27,088
Cash distributions to common unitholders - Affiliates	—	(6,811)	—	(6,811)
Cash distributions to common unitholders - Non-affiliates	—	(11,686)	—	(11,686)
Balance at March 31, 2025	10,569,637	$301,660	$1	$301,661

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2023	10,569,637	$302,879	$1	$302,880
Net income	—	12,579	—	12,579
Cash distributions to common unitholders - Affiliates	—	(6,539)	—	(6,539)
Cash distributions to common unitholders - Non-affiliates	—	(11,218)	—	(11,218)
Balance at March 31, 2024	10,569,637	$297,701	$1	$297,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$27,088	$12,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,041	19,291
Share-based compensation	1,472	2,027
Other adjustments	144	141
Change in assets and liabilities:
Accounts receivable	23,575	(2,311)
Inventories	(3,790)	(1,248)
Prepaid expenses and other current assets	(677)	1,827
Accounts payable	(464)	(5,187)
Deferred revenue	(15,481)	9,338
Other current liabilities	5,483	5,960
Net cash provided by operating activities	55,391	42,417
Cash flows from investing activities:
Capital expenditures	(9,871)	(8,095)
Proceeds from sale of assets	40	—
Return of equity method investment	4,024	2,778
Net cash used in investing activities	(5,807)	(5,317)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(6,811)	(6,539)
Cash distributions to common unitholders - Non-affiliates	(11,686)	(11,218)
Other financing activities	(169)	—
Net cash used in financing activities	(18,666)	(17,757)
Net increase in cash and cash equivalents	30,918	19,343
Cash and cash equivalents, beginning of period	90,857	45,279
Cash and cash equivalents, end of period	$121,775	$64,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2025 | 8

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

Interest Holders

As of March 31, 2025, public common unitholders held approximately 61% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 37% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held the remaining outstanding limited partner interests. As of March 31, 2025, IEP owned approximately 68% of the common stock of CVR Energy. In April 2025, IEP acquired additional shares of the Partnership’s outstanding limited partner interests, increasing its ownership to approximately 3%.

Management and Operations

The Partnership, including its general partner, is managed by a combination of the Board, the general partner’s executive officers, UAN Services, LLC (as sole member of the general partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, the general partner, CVR Energy, and certain of their respective subsidiaries, including certain services agreements. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.

Subsequent Events

The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership’s condensed consolidated financial statements or require disclosure in the notes to the condensed consolidated financial statements through the date of issuance of these condensed consolidated financial statements. Where applicable, the notes to these condensed consolidated financial statements have been updated to reflect all significant subsequent events which have occurred.

(2) Basis of Presentation

The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of CVR Partners and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from these condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2024 audited consolidated financial statements and notes thereto included in the 2024 Form 10-K.

In the opinion of the Partnership’s management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary for fair presentation of the financial position and results of operations of the Partnership for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed.

March 31, 2025 | 9

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2025 or any other interim or annual period.

Recent Accounting Pronouncements - Adoption of Segment Reporting Standard

The Partnership adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, with its 2024 Form 10-K, and included all disclosures required by the guidance and all existing segment disclosures under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Effective with this Quarterly Report on Form 10-Q, the Partnership adopted this ASU for its interim reports. Refer to Note 11 (“Business Segments”) for the required segment disclosures.

Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Partnership’s annual reporting beginning January 1, 2025 with early adoption permitted. While the Partnership does not believe the adoption will have a material impact on its consolidated financial statements, additional disclosures will be included for our Annual Report on Form 10-K for the year ending December 31, 2025 and interim reporting periods beginning January 1, 2026. The Partnership does not intend to early adopt this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Partnership is currently evaluating the effects of adopting this new accounting guidance.

(3) Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Finished goods	$21,557	$17,066
Raw materials	1,471	2,755
Parts, supplies and other	57,363	55,758
Total inventories	$80,391	$75,579

March 31, 2025 | 10

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Property, Plant, and Equipment

Property, plant, and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Machinery and equipment	$1,443,938	$1,435,691
ROU finance lease	25,307	25,076
Buildings and improvements	18,188	18,188
Automotive equipment	16,279	16,279
Land and improvements	14,959	14,959
Construction in progress	27,997	30,623
Other	3,063	2,939
	1,549,731	1,543,755
Less: Accumulated depreciation and amortization	(826,801)	(808,164)
Total property, plant, and equipment, net	$722,930	$735,591

For the three months ended March 31, 2025 and 2024, depreciation and amortization expense related to property, plant, and equipment was $17.7 million and $19.1 million, respectively. Depreciation expense for the three months ended March 31, 2024 includes an additional $2.1 million resulting from the Partnership updating the estimated useful lives of certain assets due to planned asset retirements by the end of 2024, including granular urea production assets.

(5) Leases

Balance Sheet Summary as of March 31, 2025 and December 31, 2024

The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating leases at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Equipment, real estate and other	$1,717	$25,021	$1,794	$24,995
Railcars	15,257	—	16,357	—
Lease liability
Equipment, real estate and other	$188	$22,005	$231	$21,003
Railcars	14,876	—	16,168	—

Lease Expense Summary for the Three Months Ended March 31, 2025 and 2024

We recognize operating lease expense within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other, and finance lease expense within Depreciation and amortization, on a straight-line basis over the

March 31, 2025 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
lease term. For the three months ended March 31, 2025 and 2024, we recognized lease expense comprised of the following components:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease expense	$1,742	$1,158
Finance lease expense:
Amortization of ROU asset	205	—
Interest expense on lease liability	475	—
Short-term lease expense	554	689

(6) Other Current Liabilities

Other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued interest	$9,905	$2,531
Personnel accruals	6,195	9,693
Operating lease liabilities	3,828	4,041
Sales incentives	2,246	1,338
Accrued taxes other than income taxes	1,895	1,332
Share-based compensation	1,852	1,339
Current portion of finance lease obligation	718	877
Other accrued expenses and liabilities	3,496	2,832
Total other current liabilities	$30,135	$23,983

(7) Long-Term Debt and Finance Lease Obligation

Long-term debt and finance lease obligation consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligation, net of current portion	21,287	20,126
Unamortized debt issuance costs	(2,012)	(2,152)
Total long-term debt and finance lease obligation, net of current portion	569,275	567,974
Current portion of finance lease obligation	718	877
Total long-term debt and finance lease obligation, including current portion	$569,993	$568,851

(1)The 6.125% Senior Secured Notes, due June 2028 had an estimated fair value of $531.8 million and $533.5 million as of March 31, 2025 and December 31, 2024, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2025	Outstanding Letters of Credit	Available Capacity as of March 31, 2025	Maturity Date
ABL Credit Facility	$50,000	$—	$—	$50,000	September 26, 2028

March 31, 2025 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Covenant Compliance

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2025.

(8) Revenue

The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended March 31,
(in thousands)	2025	2024
Ammonia	$33,178	$36,901
UAN	86,122	75,771
Urea products	9,313	5,142
Other revenue (1)	14,253	9,851
Total revenue	$142,866	$127,665

(1)Consists mainly of freight revenue and includes sales of carbon oxide (“CO”) made in connection with the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”) and the noncash consideration received, which is recognized as the performance obligation associated with the carbon oxide contract (“CO Contract”) is satisfied over its term through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

Remaining Performance Obligations

We have spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). We do not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.

As of March 31, 2025, the Partnership had approximately $6.9 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $3.4 million of these performance obligations as revenue by the end of 2025, an additional $3.2 million in 2026, and the remaining balance in 2027.

Contract Balances

During the three months ended March 31, 2025 and 2024, the Partnership recognized revenue of $23.2 million and $5.2 million, respectively, that was included in the deferred revenue balances as of December 31, 2024 and December 31, 2023, respectively.

(9) Share-Based Compensation

A summary of compensation expense for the three months ended March 31, 2025 and 2024 is presented below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Phantom Unit Awards	$876	$1,070
Other Awards (1)	596	957
Total share-based compensation expense	$1,472	$2,027

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

March 31, 2025 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Commitments and Contingencies

In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. There have been no material changes in the Partnership’s commitments and contingencies to those disclosed in the 2024 Form 10-K.

45Q Transaction

Under the agreements entered into in connection with the 45Q Transaction, the Partnership’s subsidiary, CRNF, is obligated to meet certain minimum quantities of carbon oxide supply each year during the term of the agreement and is subject to fees of up to $15.0 million per year (reduced pro rata for partial years) to the unaffiliated third-party investors, subject to an overall $45.0 million cap, if these minimum quantities are not delivered. The Partnership issued a guarantee to the unaffiliated third-party investors and certain of their affiliates involved in the 45Q Transaction of the payment and performance obligations of CRNF and CVR-CapturePoint Parent, LLC (“CVRP JV”), which include the aforementioned fees. This guarantee has no impacts on the accounting records of the Partnership unless the parties fail to comply with the terms of the 45Q Transaction contracts.

(11) Business Segments

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

The CODM evaluates the performance of the Nitrogen Fertilizer Segment and decides how to allocate resources based on net income, which is reported in the condensed consolidated statements of operations. The CODM uses net income to assess the income generated by the Nitrogen Fertilizer Segment and to decide whether to reinvest profits into the Partnership or pay distributions. Net income is also used to analyze performance against the budget and the Partnership’s competitors.

While segment assets are not reported to, or used by, the CODM to allocate resources or to assess performance of the segment, total assets are disclosed in the condensed consolidated balance sheets.

March 31, 2025 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net sales	$142,866	$127,665
Less:
Feedstocks	16,529	17,076
Distribution costs	13,228	7,941
Other costs of materials (1)	(1,856)	310
Cost of materials and other	27,901	25,327
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	54,108	55,604
Turnaround expenses	378	65
Depreciation and amortization	18,041	19,291
Selling, general and administrative expenses	7,889	7,311
Interest expense	8,946	8,457
Interest income	(1,220)	(792)
Other segment items (2)	(265)	(177)
Net income	$27,088	$12,579

Capital expenditures	$5,932	$4,611

(1)Other costs of materials includes inventory cost adjustments and lease expense.
(2)Other segment items includes (gain) loss on asset disposal, other (income) expense, and income tax (benefit) expense.

(12) Supplemental Cash Flow Information

Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$661	$114
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,393	947
Operating cash flows from finance leases	434	—
Financing cash flows from finance leases	343	—
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	(3,939)	(3,484)

March 31, 2025 | 15

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Related Party Transactions

Activity associated with the Partnership’s related party arrangements for the three months ended March 31, 2025 and 2024 is summarized below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Sales to related parties: (1)
CVR Energy subsidiary	$431	$22
CVRP JV	687	617
Expenses from related parties: (2)
CVR Energy subsidiary	3,111	3,919
CVR Services, LLC	6,805	6,936

	March 31, 2025	December 31, 2024
Due to related parties (3)	$4,969	$6,213

(1)Sales to related parties, included in Net sales in our condensed consolidated statements of operations, consist of (a) sales of feedstocks and services under the Master Service Agreement with CRNF (the “Coffeyville MSA”) and (b) carbon oxide sales to CVRP JV and its subsidiaries.
(2)Expenses from related parties, included in Cost of materials and other, Direct operating expenses (exclusive of depreciation and amortization), and Selling, general and administrative expenses in our condensed consolidated statements of operations, consist primarily of pet coke and hydrogen purchased under the Coffeyville MSA and management and other professional services under the Corporate MSA.
(3)Consists primarily of amounts payable to CVR Energy subsidiaries under the Coffeyville MSA and Corporate MSA.

Distributions to CVR Partners’ Unitholders

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy, during 2025 and 2024 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11,686	$6,811	$18,497
Total 2025 quarterly distributions		$1.75	$11,686	$6,811	$18,497

2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$26,037	$70,710

For the first quarter of 2025, the Partnership, upon approval by the Board on April 28, 2025, declared a distribution of $2.26 per common unit, or approximately $23.9 million, which is payable May 19, 2025 to unitholders of record as of May 12, 2025. Of this amount, CVR Energy and IEP will receive approximately $8.8 million and $0.5 million, respectively, with the remaining amount payable to public unitholders.

March 31, 2025 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2025 (the “2024 Form 10-K”). Results of operations for the three months ended March 31, 2025 and cash flows for the three months ended March 31, 2025 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”

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

March 31, 2025 | 17

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

Geopolitical Matters - Recently announced and proposed changes to the U.S. global trade policy, along with actual and potential international retaliatory measures, have caused high volatility in global markets and uncertainty around short- and

March 31, 2025 | 18

long-term economic impacts in the U.S., including concerns over inflation, recession, and slowing growth. In addition, the ongoing Russia-Ukraine war and conflicts in the Middle East, including the Red Sea crisis, continue to present significant geopolitical risks to global markets, with direct implications for the global fertilizer, agriculture, and other industries. These concerns could lead to further disruptions in the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions and sanctions. The ultimate impacts of these conflicts and/or economic policy changes, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, cash flows, and access to capital in unforeseen ways.

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

In contrast, in March 2024, the EPA finalized new motor vehicle emission standards for light-, medium-, and heavy-duty vehicles for model year 2027 and beyond, which could significantly reduce the use of internal combustion engine vehicles and the demand for liquid fuels, including ethanol. New heavy-truck requirements are also being proposed. In 2024, corn used in ethanol production consumed approximately 37% of the annual production of the U.S. corn crop.

There have been several proposed and enacted climate-related rules and compliance requirements at federal, state, and international levels. While the Biden Administration had advanced significant climate-related initiatives, including stricter EPA motor vehicle emissions standards and the SEC’s proposed climate risk disclosure rule, recent changes under the Trump Administration following the 2024 U.S. presidential election have begun to and may further shift regulatory priorities. Through executive orders and regulatory rollbacks, certain of these initiatives have been curtailed or reevaluated, creating a more uncertain regulatory landscape, which may materially impact our business, operations, compliance costs, results and market stability.

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

The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 13 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2024/2025. Multiple refiners have announced renewable diesel expansion projects for 2025 and beyond, which are expected to drive increased demand for soybeans and potentially for corn and canola. However, the viability of these projects remains uncertain given the Trump Administration’s shifting approach on renewable fuels policy and related regulatory frameworks.

The United States Department of Agriculture (“USDA”) estimates that in spring 2025 farmers will plant 95.3 million corn acres, representing an increase of 5.0% compared to 90.7 million corn acres in 2024. Planted soybean acres are estimated to be 83.5 million, representing a decrease of 4.1% compared to 87.1 million soybean acres in 2024. The combined estimated corn and soybean planted acres of 178.8 million represents a slight increase compared to the acreage planted in 2024. Due to lower

March 31, 2025 | 19

input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be supportive of grain prices into the spring of 2025.

Ethanol is blended with gasoline to meet requirements under the Renewable Fuel Standard of the Clean Air Act and for its octane value. Since 2010, corn used in ethanol production has historically consumed approximately 38% of the annual production of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand, as shown by the chart below.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,150
1,100
1,050
1,000
950
Barrels per day
(in thousands)
1,071
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2025.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2025.

Weather continues to be a critical variable for crop production. Even with high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near historical 10-year averages and prices have remained elevated. Demand for nitrogen fertilizer, as well as other crop inputs, has been strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.

Fertilizer input costs have been volatile since the fall of 2021. Natural gas prices were elevated in the fall of 2022 due to shortages in Europe and demand being driven by building natural gas storage for winter. Winter 2023/2024 weather was warmer than average in Europe and, when combined with natural gas conservation measures, caused demand and prices for natural gas in Europe to fall significantly in the first quarter of 2024 and remain below the 2021/2022 price levels throughout 2024. The decline in natural gas prices, and the resulting reversal of capacity curtailments, among other factors, has led to a significant reduction in the price for nitrogen fertilizer from peak prices. While we expect natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Although pet coke prices had been elevated since 2021 due to higher natural gas prices compared to historical levels, as natural gas prices remained low in 2024, third-party pet coke prices declined in 2024 and fell further into 2025.

Partnership Initiatives

The Partnership has completed engineering studies on the potential to utilize natural gas as an optional feedstock to pet coke at its Coffeyville Facility. Based on these studies, we believe the Coffeyville Facility could utilize either natural gas or pet coke to produce nitrogen fertilizer by making certain modifications to the facility. In addition, the Partnership is exploring the potential to import larger than historical quantities of hydrogen directly from CVR Energy’s adjacent Coffeyville refinery, which could increase the nameplate ammonia production of the facility. If this combined project is approved by the board of directors of our general partner (the “Board”) and successfully implemented, it could allow the Partnership to increase nameplate production of the Coffeyville Facility and choose the optimal feedstock mix for production. This project would make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility.

March 31, 2025 | 20

Over the past two years, the Partnership has reserved funds for a series of debottlenecking projects that are intended to improve reliability and ultimately facilitate potential additions to production rates at the Facilities. During 2025, the Partnership intends to execute projects focused on water and electrical reliability at the Facilities, along with expansions of diesel exhaust fluid production and loadout capabilities, among other projects. In addition, during the planned turnaround at the Coffeyville Facility in the fourth quarter of 2025, the Partnership intends to install a nitrous oxide abatement unit. After installation, the Partnership would have nitrous oxide abatement units on all four of its nitric acid plants. The funds needed in 2025 for these projects are expected to come from the reserves taken over the past two years.

The charts below show relevant market indicators by month through March 31, 2025:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

March 31, 2025 | 21

Results of Operations

The following should be read in conjunction with the information outlined in the previous sections of this Part I, Item 2 and the financial statements and related notes thereto in Part I, Item 1 of this Report.

The chart presented below summarizes our ammonia utilization rate on a consolidated basis for the three months ended March 31, 2025 and 2024. Utilization is an important measure used by management to assess operational output at each of the Partnership’s Facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.

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
On a consolidated basis for the three months ended March 31, 2025, utilization increased to 101% compared to 90% for the three months ended March 31, 2024 due primarily to the 14-day planned outage at the Coffeyville Facility and other minor unplanned outages at the Facilities during the first quarter of 2024 (the “2024 Outages”).

Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

March 31, 2025 | 22

Ammonia Sales Volumes and Pricing	UAN Sales Volumes and Pricing
Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands of tons)	2025	2024
Ammonia (gross produced)	216	193
Ammonia (net available for sale)	64	60
UAN	348	305

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for the Facilities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Petroleum coke used in production (thousands of tons)	131	128
Petroleum coke used in production (dollars per ton)	$42.43	$75.71
Natural gas used in production (thousands of MMBtus) (1)	2,159	2,148
Natural gas used in production (dollars per MMBtu) (1)	$4.62	$3.10
Natural gas in cost of materials and other (thousands of MMBtus) (1)	1,605	1,765
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$4.63	$3.49

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).

Financial Highlights for the Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, the Partnership’s operating income and net income were $34.6 million and $27.1 million, respectively, compared to operating income and net income of $20.1 million and $12.6 million, respectively, for the three months ended March 31, 2024. These increases were driven in part by higher revenues, primarily due to an increase in UAN sales volumes, higher ammonia pricing, and favorable sales of other products, as well as lower pet coke feedstock costs and favorable inventory impacts due a build in ammonia inventory relative to the prior year period.

March 31, 2025 | 23

Net Sales	Operating Income

$142.9
$127.7
150
100
50
0
$ (in millions)
2025
2024

Net Income	EBITDA (1)

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.

Net Sales - For the three months ended March 31, 2025, net sales was $142.9 million compared to $127.7 million for the three months ended March 31, 2024. The increase was primarily due to favorable UAN sales volumes and ammonia prices contributing $15.5 million in higher revenue, partially offset by unfavorable ammonia sales volumes and UAN sales prices reducing revenues by $8.9 million.

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

(in thousands)	Price Variance	Volume Variance
UAN	$(3,615)	$13,967
Ammonia	1,531	(5,255)

The increase in UAN sales volumes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to reduced production volumes in the prior year resulting from the 2024 Outages. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, ammonia sales prices were favorable primarily due to improved market conditions in 2025, substantially caused by increased demand arising from estimated higher

March 31, 2025 | 24

planting acreage in 2025, and UAN sales prices were unfavorable primarily due to delayed shipments of 2024 fall fill into the current year.

Cost of Materials and Other	Direct Operating Expenses (1)

60
55
50
45
40
$ (in millions)
$54.5
$55.7
2025
2024

(1)Exclusive of depreciation and amortization expense.

Cost of Materials and Other - For the three months ended March 31, 2025, cost of materials and other was $27.9 million compared to $25.3 million for the three months ended March 31, 2024. This increase was driven primarily by higher natural gas prices and freight expenses, partially offset by lower pet coke prices and favorable inventory impacts in the current period.

Direct Operating Expenses (exclusive of depreciation and amortization) - For the three months ended March 31, 2025, direct operating expenses (exclusive of depreciation and amortization) was $54.5 million compared to $55.7 million for the three months ended March 31, 2024. This decrease was primarily a result of decreased repairs and maintenance costs and favorable inventory impacts, partially offset by increased utility costs from higher natural gas prices in the current period.

Depreciation and Amortization	Selling, General, and Administrative Expenses

25
20
15
10
5
$ (in millions)
$18.0
$19.3
2025
2024

Depreciation and Amortization Expense - For the three months ended March 31, 2025, depreciation and amortization expense was $18.0 million compared to $19.3 million for the three months ended March 31, 2024. This decrease was primarily due to a decrease in accelerated depreciation related to planned asset retirements by the end of 2024, including granular plant production assets, partially offset by fluctuations in depreciation capitalized to inventory and asset additions to property, plant, and equipment in the current period.

March 31, 2025 | 25

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

The following are non-GAAP measures we present for the periods ended March 31, 2025 and 2024:

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

Non-GAAP Reconciliations

Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$27,088	$12,579
Interest expense, net	7,726	7,665
Income tax benefit	—	(25)
Depreciation and amortization	18,041	19,291
EBITDA and Adjusted EBITDA	52,855	39,510
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(8,959)	(8,485)
Future operating needs (1)	(8,000)	—
Capital expenditures (2)	(11,593)	(8,547)
Turnaround expenditures, net (3)	(2,822)	(3,325)
Equity method investment (4)	2,444	1,192
Available cash for distribution (5)	$23,925	$20,345

Common units outstanding	10,570	10,570

(1)Amount consists of reserves established by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.

March 31, 2025 | 26

(2)Amount consists of maintenance capital expenditures, including additional reserves for future growth projects of $7.9 million and $4.3 million for the three months ended March 31, 2025 and March 31, 2024.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”).
(5)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid a cash distribution of $1.75 related to the fourth quarter of 2024 and declared a cash distribution of $2.26 per common unit related to the first quarter of 2025 to be paid in May 2025.

Liquidity and Capital Resources

Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital and turnaround expenditures, funding our debt service obligations, and paying distributions to our unitholders.

When considering the market conditions and current geopolitical matters, we currently believe that our cash from operations and existing cash and cash equivalents, along with borrowings and reserves, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, other inflationary pressures, and interest rate fluctuations. Additionally, potential supply chain disruptions, geopolitical and economy instability, volatility in commodity prices, and changes in regulatory policies could adversely affect our operations. Our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to operating performance, as well as general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, changes in the U.S trade policies, shifts in global demand and tightening credit market conditions could impact our financial stability.

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

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2025 and through date of filing, as applicable.

Cash and Other Liquidity

As of March 31, 2025, we had cash and cash equivalents of $121.8 million, and combined with $50.0 million available under our ABL Credit Facility, we had total liquidity of $171.8 million as of March 31, 2025. As of December 31, 2024, we had $90.9 million in cash and cash equivalents and, combined with $38.9 million available under our ABL Credit Facility, we had total liquidity of $129.8 million.

Long-term debt consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(2,012)	(2,152)
Total long-term debt	$547,988	$547,848

As of March 31, 2025, the Partnership had outstanding the 6.125% Senior Secured Notes, due June 2028 and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2024 Form 10-K for further information.

March 31, 2025 | 27

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

Our total capital expenditures for the three months ended March 31, 2025, along with our estimated expenditures for 2025 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2025	2025
Maintenance capital	$3,693	$40,000 - 45,000
Growth capital	2,239	10,000 - 15,000
Total capital expenditures	$5,932	$50,000 - 60,000

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

The next planned turnarounds are currently scheduled to commence in the fourth quarter of 2025 at the Coffeyville Facility, costing approximately $15 million and lasting 30 days, and in 2026 at the East Dubuque Facility. Turnaround costs are not capitalized, but instead are expensed as incurred, and are expected to be funded through cash reserves taken during the three years preceding the turnaround.

Cash Requirements

There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, outside the ordinary course of business.

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

Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution and reserves relating thereto, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts

March 31, 2025 | 28

paid to CVR Energy, during 2025 and 2024 (amounts presented in the table below may not add to totals presented due to rounding):

			Quarterly Distributions Paid (in thousands)
Related Period	Date Paid	Quarterly Distributions Per Common Unit	Public Unitholders	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11,686	$6,811	$18,497
Total 2025 quarterly distributions		$1.75	$11,686	$6,811	$18,497

2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$26,037	$70,710

For the first quarter of 2025, the Partnership, upon approval by the Board on April 28, 2025, declared a distribution of $2.26 per common unit, or approximately $23.9 million, which is payable May 19, 2025 to unitholders of record as of May 12, 2025. Of this amount, CVR Energy and IEP will receive approximately $8.8 million and $0.5 million, respectively, with the remaining amount payable to public unitholders.

Cash Flows

The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net cash flow provided by (used in):
Operating activities	$55,391	$42,417	$12,974
Investing activities	(5,807)	(5,317)	(490)
Financing activities	(18,666)	(17,757)	(909)
Net increase in cash and cash equivalents	$30,918	$19,343	$11,575

Cash Flows from Operating Activities

The change in net cash flows from operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in net income of $14.5 million caused by higher sales attributable to favorable UAN and ammonia pricing conditions and sales volumes in the current period.

Cash Flows from Investing Activities

The change in net cash flows from investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to an increase in capital expenditures of $1.8 million during 2025 resulting from an increase in various capital projects in the current period compared to 2024, partially offset by an increase in distributions received from CVR Partners’ equity method investment of $1.2 million in 2025, associated with the 45Q Transaction.

Cash Flows from Financing Activities

The change in net cash flows from financing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was mainly due to an increase in payments related to cash distributions paid of $0.7 million in 2025 compared to 2024.

March 31, 2025 | 29

Critical Accounting Estimates

Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2024 Form 10-K. No modifications have been made during the three months ended March 31, 2025 to these estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks as of and for the three months ended March 31, 2025 as compared to the risks discussed in Part II, Item 7A of our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

March 31, 2025 | 30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Note 10 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2024 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.

Item 5. Other Information

On April 29, 2025, the Compensation Committee of the Board adopted the CVR Partners, LP and Subsidiaries 2025 Performance Based Bonus Plan - Fertilizer (the “2025 UAN Plan”), which applies to all eligible employees of the Partnership and its general partner and subsidiaries (excluding those of CVR Energy and its subsidiaries) and contains terms substantially similar to the CVR Partners, LP and Subsidiaries 2024 Performance Based Bonus Plan - Fertilizer, except that, any payment thereunder, subject to the discretion of the Compensation Committee, would be subject to the achievement of at least 50% of an Adjusted EBITDA Threshold (as defined in the 2025 UAN Plan) and an EBITDA multiplier of between 50% and 150% would be applied to the Partnership performance measures based on the Adjusted EBITDA achieved relative to the Adjusted EBITDA Threshold. The 2025 UAN Plan will be filed with our Quarterly Report on Form 10-Q for the period ending June 30, 2025.

During the three months ended March 31, 2025, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2025 | 31

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

March 31, 2025 | 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

April 29, 2025	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

April 29, 2025	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2025 | 33