Form 10-Q
period 2025-06-30
CVR PARTNERS, LP
filed 2025-07-31
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 25, 2025.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
June 30, 2025

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	33
	Condensed Consolidated Balance Sheets - June 30, 2025 and December 31, 2024 (unaudited)	6	Item 1A.	Risk Factors	33
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	7	Item 5.	Other Information	33
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2025 and 2024 (unaudited)	8	Item 6.	Exhibits	35
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2025 and 2024 (unaudited)	9	Signatures		37
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2025 | 2

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
•our ability to obtain, retain, or renew environmental and other governmental permits, licenses (including technology licenses) and authorizations to operate our business;
•competition in the nitrogen fertilizer business and foreign wheat and coarse grain production, including impacts thereof as a result of farm planting acreage, domestic and global supply and demand, and domestic or international duties, tariffs, or other factors;
•changes in our credit profile and the effects of higher interest rates or restrictions in our current or future debt agreements;
•existing and future laws, regulations, rules, policies, or rulings, including changes, amendments, reinterpretation or amplification thereof and the actions of the current administration or future administration relating thereto, and including but not limited to those relating to the environment and climate change; safety and security; or the export, production, transportation, sale or storage of hazardous chemicals, materials, or substances, like ammonia, including potential liabilities or capital requirements arising from such laws, regulations, rules, policies, or rulings and the impacts thereof on macroeconomic factors, consumer activity or otherwise;

June 30, 2025 | 3

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
•political disturbances, geopolitical conflicts, instability (including but not limited to volatility in the capital, credit and commodities markets and in the global economy) and tensions, and associated changes in global trade policies, tariffs, and economic sanctions, including, but not limited to, in connection with the Russia-Ukraine war and the Middle East conflicts and tensions and any continued spread or expansion thereof, and any other ongoing or potential global or regional conflicts;
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
•nitrogen fertilizer facilities’ operating hazards and interruptions, including unscheduled maintenance or downtime and the availability of adequate insurance coverage;
•the impact of any pandemic or breakout of infectious disease, and of businesses’ and governments’ responses thereto on our operations, personnel, commercial activity, and supply and demand across our and our customers’ and suppliers' business;
•changes in tax and other law, regulations and policies, including the One Big Beautiful Bill Act;
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

June 30, 2025 | 4

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

June 30, 2025 | 5

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$114,400	$90,857
Accounts receivable, net	50,488	65,216
Inventories	73,863	75,579
Prepaid expenses	1,975	1,257
Other current assets	1,471	632
Total current assets	242,197	233,541
Property, plant, and equipment, net	713,063	735,591
Other long-term assets	42,736	49,592
Total assets	$997,996	$1,018,724

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$32,865	$30,365
Accounts payable to affiliates	5,562	6,213
Deferred revenue	9,097	50,788
Other current liabilities	22,749	23,983
Total current liabilities	70,273	111,349
Long-term liabilities:
Long-term debt and finance lease obligation, net of current portion	569,230	567,974
Long-term deferred revenue	23,793	26,966
Other long-term liabilities	18,159	19,365
Total long-term liabilities	611,182	614,305
Commitments and contingencies (See Note 10)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	316,540	293,069
General partner interest	1	1
Total partners’ capital	316,541	293,070
Total liabilities and partners’ capital	$997,996	$1,018,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2025	2024	2025	2024
Net sales	$168,559	$132,901	$311,425	$260,565
Operating costs and expenses:
Cost of materials and other	32,547	26,114	60,448	51,441
Direct operating expenses (exclusive of depreciation and amortization)	60,517	46,870	115,003	102,539
Depreciation and amortization	20,861	20,040	38,902	39,331
Cost of sales	113,925	93,024	214,353	193,311
Selling, general and administrative expenses	8,034	6,308	15,922	13,618
Loss on asset disposal	282	5	242	13
Operating income	46,318	33,564	80,908	53,623
Other (expense) income:
Interest expense, net	(7,580)	(7,510)	(15,307)	(15,175)
Other income, net	30	165	255	325
Income before income tax expense	38,768	26,219	65,856	38,773
Income tax benefit	—	—	—	(25)
Net income	$38,768	$26,219	$65,856	$38,798

Basic and diluted earnings per common unit	$3.67	$2.48	$6.23	$3.67

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2024	10,569,637	$293,069	$1	$293,070
Net income	—	27,088	—	27,088
Cash distributions to common unitholders - Affiliates	—	(7,116)	—	(7,116)
Cash distributions to common unitholders - Non-affiliates	—	(11,381)	—	(11,381)
Balance at March 31, 2025	10,569,637	301,660	1	301,661
Net income	—	38,768	—	38,768
Cash distributions to common unitholders - Affiliates	—	(9,411)	—	(9,411)
Cash distributions to common unitholders - Non-affiliates	—	(14,477)	—	(14,477)
Balance at June 30, 2025	10,569,637	$316,540	$1	$316,541

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2023	10,569,637	$302,879	$1	$302,880
Net income	—	12,579	—	12,579
Cash distributions to common unitholders - Affiliates	—	(6,539)	—	(6,539)
Cash distributions to common unitholders - Non-affiliates	—	(11,218)	—	(11,218)
Balance at March 31, 2024	10,569,637	297,701	1	297,702
Net income	—	26,219	—	26,219
Cash distributions to common unitholders - Affiliates	—	(7,472)	—	(7,472)
Cash distributions to common unitholders - Non-affiliates	—	(12,821)	—	(12,821)
Balance at June 30, 2024	10,569,637	$303,627	$1	$303,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 8

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$65,856	$38,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,902	39,331
Share-based compensation	4,299	2,702
Other adjustments	611	323
Change in working capital:
Accounts receivable	14,727	(6,216)
Inventories	1,698	(8,091)
Prepaid expenses and other current assets	(834)	(247)
Accounts payable	381	(7,952)
Deferred revenue	(44,863)	(11,489)
Other current liabilities	(1,284)	3,866
Net cash provided by operating activities	79,493	51,025
Cash flows from investing activities:
Capital expenditures	(15,618)	(14,263)
Return of equity method investment	4,888	3,531
Proceeds from sale of assets	40	2
Net cash used in investing activities	(10,690)	(10,730)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(16,527)	(14,011)
Cash distributions to common unitholders - Non-affiliates	(25,858)	(24,039)
Other financing activities	(2,875)	—
Net cash used in financing activities	(45,260)	(38,050)
Net increase in cash and cash equivalents	23,543	2,245
Cash and cash equivalents, beginning of period	90,857	45,279
Cash and cash equivalents, end of period	$114,400	$47,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2025 | 9

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
Interest Holders
As of June 30, 2025, public common unitholders held approximately 60% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 37% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held approximately 3% of the outstanding limited partner interests. As of June 30, 2025, IEP owned approximately 70% of the common stock of CVR Energy, and as a result, IEP beneficially owns approximately 40% of the Partnership’s outstanding limited partnership interests.
Management and Operations
The Partnership, including its general partner, is managed by a combination of the board of directors of our general partner (the “Board”), the general partner’s executive officers, UAN Services, LLC (as sole member of the general partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the Partnership Agreement, as well as a number of agreements among the Partnership, the general partner, CVR Energy, and certain of their respective subsidiaries, including certain services agreements. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the general partner’s directors or officers, whether on an annual or continuing basis or otherwise.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making significant amendments to federal tax law, including permanently extending several provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The legislation did not affect the Partnership’s income tax balances as of June 30, 2025. The Partnership is currently assessing its impact on future income tax balances and related disclosures and anticipates that it will benefit from the permanent extension of certain TCJA provisions.
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

June 30, 2025 | 10

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
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Partnership’s annual reporting beginning January 1, 2025 with early adoption permitted. The adoption of this standard update will not have a material impact on the Partnership’s consolidated financial statements but additional disclosures will be included for our Annual Report on Form 10-K for the year ending December 31, 2025. The Partnership does not intend to early adopt this ASU.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Partnership continues to evaluate and assess potential impacts of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Finished goods	$14,883	$17,066
Raw materials	775	2,755
Parts, supplies and other	58,205	55,758
Total inventories	$73,863	$75,579

June 30, 2025 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Machinery and equipment	$1,443,499	$1,435,691
ROU finance lease	25,307	25,076
Buildings and improvements	18,188	18,188
Automotive equipment	16,279	16,279
Land and improvements	14,959	14,959
Construction in progress	33,935	30,623
Other	3,108	2,939
	1,555,275	1,543,755
Less: Accumulated depreciation and amortization	(842,212)	(808,164)
Total property, plant, and equipment, net	$713,063	$735,591
For the three and six months ended June 30, 2025, depreciation and amortization expense related to property, plant, and equipment was $20.5 million and $38.2 million, respectively, compared to $19.8 million and $38.9 million for the three and six months ended June 30, 2024, respectively. Depreciation expense for the three and six months ended June 30, 2024 includes an additional $3.4 million and $5.9 million, respectively, resulting from the Partnership updating the estimated useful lives of certain assets due to planned asset retirements by the end of 2024, mainly related to granular urea production assets.
(5) Leases
Balance Sheet Summary as of June 30, 2025 and December 31, 2024
The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating and finance leases at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Equipment, real estate and other	$1,639	$24,768	$1,794	$24,995
Railcars	14,233	—	16,357	—
Lease liability
Equipment, real estate and other	$154	$21,836	$231	$21,003
Railcars	13,921	—	16,168	—
Lease Expense Summary for the Three and Six Months Ended June 30, 2025 and 2024
We recognize operating lease expense within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other, and finance lease expense within Depreciation and amortization, on a straight-line basis over the

June 30, 2025 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
lease term. For the three and six months ended June 30, 2025 and 2024, we recognized lease expense comprised of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$1,478	$1,418	$3,220	$2,576
Finance lease expense:
Amortization of ROU asset	253	—	458	—
Interest expense on lease liability	579	—	1,054	—
Short-term lease expense	607	812	1,161	1,501
(6) Other Current Liabilities
Other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Personnel accruals	$6,963	$9,693
Current portion of operating lease liabilities	3,700	4,041
Sales incentives	2,945	1,338
Share-based compensation	2,801	1,339
Accrued taxes other than income taxes	2,074	1,332
Accrued interest	1,479	2,531
Current portion of finance lease obligation	738	877
Other accrued expenses and liabilities	2,049	2,832
Total other current liabilities	$22,749	$23,983
(7) Long-Term Debt and Finance Lease Obligation
Long-term debt and finance lease obligation consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligation, net of current portion	21,098	20,126
Unamortized debt issuance costs	(1,868)	(2,152)
Total long-term debt and finance lease obligation, net of current portion	569,230	567,974
Current portion of finance lease obligation	738	877
Total long-term debt and finance lease obligation, including current portion	$569,968	$568,851

(1)The 6.125% Senior Secured Notes, due June 2028 had an estimated fair value of $549.7 million and $533.5 million as of June 30, 2025 and December 31, 2024, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2025	Outstanding Letters of Credit	Available Capacity as of June 30, 2025	Maturity Date
ABL Credit Facility	$47,274	$—	$—	$47,274	September 26, 2028
Covenant Compliance
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2025.

June 30, 2025 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Revenue
The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Ammonia	$34,064	$22,360	$67,242	$59,261
UAN	109,540	88,685	195,662	164,456
Urea products	10,248	8,355	19,561	13,498
Other revenue (1)	14,707	13,501	28,960	23,350
Total revenue	$168,559	$132,901	$311,425	$260,565

(1)Consists mainly of freight revenue and includes sales of carbon oxide (“CO”) made in connection with the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”), as well as the noncash consideration received, which is recognized as the performance obligation associated with the carbon oxide contract (“CO Contract”) is satisfied over its term through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.
Remaining Performance Obligations
The Partnership has spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). The Partnership does not disclose remaining performance obligations for contracts that have terms of one year or less and for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.
As of June 30, 2025, the Partnership had approximately $6.3 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $2.8 million of these performance obligations as revenue by the end of 2025, an additional $3.2 million in 2026, and the remaining balance in 2027.
Contract Balances
During the six months ended June 30, 2025 and 2024, the Partnership recognized revenue of $47.3 million and $12.5 million, respectively, that was included in the deferred revenue balances as of December 31, 2024 and December 31, 2023, respectively.
(9) Share-Based Compensation
A summary of compensation expense for the three and six months ended June 30, 2025 and 2024 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Phantom Unit Awards	$1,586	$587	$2,462	$1,658
Other Awards (1)	1,241	88	1,837	1,044
Total share-based compensation expense	$2,827	$675	$4,299	$2,702

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
(10) Commitments and Contingencies
In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it

June 30, 2025 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
is probable a loss has been incurred and the loss can be reasonably estimated. There have been no material changes in the Partnership’s commitments and contingencies to those disclosed in the 2024 Form 10-K and in the Form 10-Q for the period ended March 31, 2025.
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
The CODM evaluates the performance of the Nitrogen Fertilizer Segment and decides how to allocate resources based on net income, which is reported in the condensed consolidated statements of operations. The CODM uses net income to assess the income generated by the Nitrogen Fertilizer Segment and to decide whether to recommend that the Board reinvest profits into the Partnership or pay distributions. Net income is also used to analyze performance against the budget and the Partnership’s competitors.
While segment assets are not reported to, or used by, the CODM to allocate resources or to assess performance of the segment, total assets are disclosed in the condensed consolidated balance sheets.

June 30, 2025 | 15

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$168,559	$132,901	$311,425	$260,565
Less:
Feedstocks	16,106	13,469	32,635	30,545
Distribution costs	14,870	13,964	28,098	21,906
Other costs of materials (1)	1,571	(1,319)	(285)	(1,010)
Cost of materials and other	32,547	26,114	60,448	51,441
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	59,625	46,813	113,733	102,416
Turnaround expenses	892	57	1,270	123
Depreciation and amortization	20,861	20,040	38,902	39,331
Selling, general and administrative expenses	8,034	6,308	15,922	13,618
Interest expense	9,004	8,432	17,951	16,889
Interest income	(1,424)	(922)	(2,644)	(1,714)
Other segment items (2)	252	(160)	(13)	(337)
Net income	$38,768	$26,219	$65,856	$38,798

Capital expenditures	$10,747	$4,895	$16,679	$9,506

(1)Other costs of materials includes inventory cost adjustments and lease expense.
(2)Other segment items includes (gain) loss on asset disposal, other (income) expense, and income tax (benefit) expense.
(12) Supplemental Cash Flow Information
Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$18,268	$17,070
Cash paid for income taxes, net of refunds	28	83
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,712	2,294
Operating cash flows from finance leases	988	—
Financing cash flows from finance leases	515	—
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	1,061	(4,757)
ROU assets obtained in exchange for new or modified operating lease liabilities	—	4,422

June 30, 2025 | 16

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Related Party Transactions
Activity associated with the Partnership’s related party arrangements for the three and six months ended June 30, 2025 and 2024 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Sales to related parties: (1)
CVR Energy subsidiary	$623	$99	$1,054	$121
CVRP JV	601	641	1,288	1,258
Expenses from related parties: (2)
CVR Energy subsidiary	2,779	3,477	5,890	7,396
CVR Services, LLC	7,337	6,214	14,142	13,150

	June 30, 2025	December 31, 2024
Due to related parties (3)	$5,562	$6,213

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
(3)Consists primarily of amounts payable to CVR Energy subsidiaries under the Coffeyville MSA and Corporate MSA, included in Accounts payable to affiliates.
Distributions to CVR Partners’ Unitholders
Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2025 and 2024 (amounts presented in the table below may not add to totals presented due to rounding):

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in thousands)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11,381	$305	$6,811	$18,497
2025 - 1st Quarter	May 19, 2025	2.26	14,477	615	8,796	23,888
Total 2025 quarterly distributions		$4.01	$25,858	$920	$15,607	$42,385

2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$—	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	—	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	—	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	—	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$—	$26,037	$70,710
For the second quarter of 2025, the Partnership, upon approval by the Board on July 30, 2025, declared a distribution of $3.89 per common unit, or approximately $41.1 million, which is payable August 18, 2025 to unitholders of record as of August 11, 2025. Of this amount, CVR Energy and IEP will receive approximately $15.1 million and $1.1 million, respectively, with the remaining amount payable to public unitholders.

June 30, 2025 | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2025 (the “2024 Form 10-K”). Results of operations for the three and six months ended June 30, 2025 and cash flows for the six months ended June 30, 2025 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”
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

June 30, 2025 | 18

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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making significant amendments to federal tax law, including permanently extending several provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The legislation did not affect the Partnership’s income tax balances as of June 30, 2025. The Partnership is currently assessing its impact on future income

June 30, 2025 | 19

tax balances and related disclosures and anticipates that it will benefit from the permanent extension of certain TCJA provisions.
Geopolitical Matters - Ongoing and recently proposed changes to the U.S. global trade policy, along with actual and potential international retaliatory measures, have continued to cause volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth. In addition, the ongoing Russia-Ukraine war and Middle East conflicts and tensions continue to present significant geopolitical risks to global markets, with direct implications for the global fertilizer, agriculture, and other industries. These concerns could lead to further disruptions in the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions, sanctions or transportation bottlenecks. The ultimate impacts of these conflicts and/or economic policy changes, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment - Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including those related to corn-based ethanol and sustainable aviation fuel production and consumption, can impact, and have directly impacted, our business. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025, limiting the conventional biofuel volume to 15 billion gallons. In June 2025, the EPA proposed to maintain the conventional biofuel volume at 15 billion gallons for 2026 and 2027. These actions reinforced our belief that the demand for food, particularly corn, for fuel will remain strong for the foreseeable future and support farmer economics that incentivize the use of nitrogen-based fertilizers. In 2024, corn used in ethanol production consumed approximately 37% of the annual production of the U.S. corn crop.
There have been several proposed and enacted climate-related rules and compliance requirements at federal, state, and international levels. While the Biden Administration advanced significant climate initiatives, including stricter EPA motor vehicle emissions standards and the SEC’s proposed climate risk disclosure rule, recent changes following the 2024 U.S. presidential election have begun to shift regulatory priorities. Under the new Administration, a combination of executive orders, regulatory rollbacks and new legislation have curtailed, delayed or restructured some of these initiatives. Climate-related reporting requirements at the state level also remain under discussion, further contributing to a more uncertain regulatory landscape, which may materially impact our business, operations, compliance costs, results of operations and overall market stability.
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
Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, farmers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below.
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 14 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026. Multiple refiners have announced renewable diesel expansion projects for 2025 and beyond, which are expected to drive increased demand for soybeans and potentially for corn and canola. However, the viability of these projects remains uncertain given the Trump Administration’s shifting approach on renewable fuels policy and related regulatory frameworks.

June 30, 2025 | 20

Potential tariffs imposed by the U.S. on imports of nitrogen fertilizers could benefit the nitrogen fertilizer business by positively impacting the price of domestically produced fertilizer. However, retaliatory trade actions by other countries, particularly in corn and soybeans, could negatively impact farmer economics and lower demand for nitrogen fertilizer.
The United States Department of Agriculture (“USDA”) estimates that in spring 2025 farmers planted 95.2 million corn acres, representing an increase of 4.9% compared to 90.7 million corn acres in 2024. Planted soybean acres are estimated to be 83.4 million, representing a decrease of 4.3% compared to 87.1 million soybean acres in 2024. The combined estimated corn and soybean planted acres of 178.6 million represents a slight increase compared to the acreage planted in 2024. Due to lower input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be supportive of grain prices into the summer of 2025.
Ethanol is blended with gasoline to meet requirements under the Renewable Fuel Standard of the Clean Air Act and for its octane value. Since 2010, corn used in ethanol production has historically consumed approximately 38% of the annual production of the U.S. corn crop, so demand for corn generally rises and falls with ethanol demand. The EPA’s recently proposed renewable volume requirements for 2026 and 2027 include increased volume requirements for biomass-based diesel and advanced biofuel, which are expected to be supportive of grain demand and prices. The chart below shows the production volumes of fuel ethanol in the U.S.

U.S. Plant Production of Fuel Ethanol (1)	Corn and Soybean Planted Acres (2)

1,150
1,100
1,050
1,000
950
Barrels per day
(in thousands)
1,097
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2025.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2025.
Weather continues to be a critical variable for crop production. Despite high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near their historical 10-year averages and prices have remained elevated. Demand for nitrogen fertilizer, as well as other crop inputs, has been strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.
While we expect natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Pet coke prices had been elevated since 2021 due to higher oil prices compared to historical levels, but as oil prices have declined, third-party pet coke prices declined in 2024 and have fallen further into 2025.
Partnership Initiatives
Based on recently completed engineering studies, the Coffeyville Facility could utilize natural gas as an optional feedstock to pet coke for the production of nitrogen fertilizer, subject to certain facility modifications. In addition, the Partnership could import larger than historical quantities of hydrogen directly from CVR Energy’s adjacent refinery, and increase the nameplate ammonia production of the Coffeyville Facility. The initial stages of the combined project has been approved by the board of directors of our general partner (the “Board”), subject to engineering and final cost estimates. We have begun detailed

June 30, 2025 | 21

engineering and ordering long lead-time equipment. This project will make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility.
Over the past two years, the Partnership has reserved funds for a series of debottlenecking projects that are intended to improve reliability and ultimately facilitate potential additions to production rates at the Facilities. During 2025, the Partnership has been executing projects focused on water and electrical reliability at the Facilities, along with expansions of diesel exhaust fluid production and loadout capabilities, among other projects. In addition, during the planned turnaround at the Coffeyville Facility in the fourth quarter of 2025, the Partnership intends to install a nitrous oxide abatement unit. After installation, the Partnership will have nitrous oxide abatement units on all four of its nitric acid plants. The funds needed in 2025 for these projects are expected to come from the reserves taken over the past two years.
The charts below show relevant market indicators by month through June 30, 2025:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

June 30, 2025 | 22

Results of Operations
The following should be read in conjunction with the information outlined in the previous sections of this Part I, Item 2 and the financial statements and related notes thereto in Part I, Item 1 of this Report.
The chart presented below summarizes our ammonia utilization rate on a consolidated basis for the three and six months ended June 30, 2025 and 2024. Utilization is an important measure used by management to assess operational output at each of the Partnership’s Facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.
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
On a consolidated basis for the three months ended June 30, 2025, utilization decreased to 91% compared to 102% for the three months ended June 30, 2024 due primarily to planned downtime associated with control systems upgrades at the East Dubuque Facility and other minor unplanned outages at the Facilities during the second quarter of 2025 (the “Q2 2025 Outages”). For the six months ended June 30, 2025, utilization was 96%, consistent with utilization for the six months ended June 30, 2024. Utilization for the 2025 period was impacted primarily by the Q2 2025 Outages, while the 2024 period was impacted by the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 (the “Q1 2024 Outage”).
Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

June 30, 2025 | 23

Q2 Ammonia Sales Volumes and Pricing	Q2 UAN Sales Volumes and Pricing

YTD Ammonia Sales Volumes and Pricing	YTD UAN Sales Volumes and Pricing
Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2025	2024	2025	2024
Ammonia (gross produced)	197	221	413	414
Ammonia (net available for sale)	54	69	117	130
UAN	321	337	668	643

June 30, 2025 | 24

Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for the Facilities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Petroleum coke used in production (thousands of tons)	130	133	261	261
Petroleum coke used in production (dollars per ton)	$56.68	$62.96	$49.54	$69.21
Natural gas used in production (thousands of MMBtus) (1)	1,897	2,213	4,057	4,361
Natural gas used in production (dollars per MMBtu) (1)	$3.29	$1.93	$4.00	$2.51
Natural gas in cost of materials and other (thousands of MMBtus) (1)	2,201	1,855	3,807	3,620
Natural gas in cost of materials and other (dollars per MMBtu) (1)	$3.63	$1.85	$4.05	$2.65

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).
Financial Highlights for the Three and Six Months Ended June 30, 2025 and 2024
For the three months ended June 30, 2025, the Partnership’s operating income and net income were $46.3 million and $38.8 million, respectively, compared to operating income and net income of $33.6 million and $26.2 million, respectively, for the three months ended June 30, 2024. For the six months ended June 30, 2025, the Partnership’s operating income and net income were $80.9 million and $65.9 million, respectively, compared to operating income and net income of $53.6 million and $38.8 million, respectively, for the six months ended June 30, 2024. These increases were driven in part by higher revenues, primarily due to an increase in UAN and ammonia sales volumes and prices, and favorable sales of other products, as well as lower pet coke feedstock costs, partially offset by higher natural gas and other purchased feedstock costs and increased volumes sold due to draws of UAN and ammonia inventory relative to the three months ended June 30, 2024 and draws of UAN inventory relative to the six months ended June 30, 2024.

Net Sales	Operating Income

$311.4
$260.6
$168.6
$132.9
300
225
150
75
0
$ (in millions)
Q2
YTD
2025
2024

$ (in millions)
90
75
60
45
30
15
0
$46.3
$33.6
$80.9
$53.6
Q2
YTD
2025
2024

June 30, 2025 | 25

Net Income	EBITDA (1)

$ (in millions)
60
45
30
15
0
$38.8
$26.2
$65.9
$38.8
Q2
YTD
2025
2024

$ (in millions)
125
100
75
50
25
0
$67.2
$53.8
$120.1
$93.3
Q2
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Net Sales - For the three months ended June 30, 2025, net sales was $168.6 million compared to $132.9 million for the three months ended June 30, 2024. The increase was primarily due to favorable UAN sales volumes and prices contributing $21.0 million in higher revenue, combined with favorable ammonia sales volumes and prices contributing $11.7 million in higher revenue.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

(in thousands)	Price Variance	Volume Variance
UAN	$16,952	$4,013
Ammonia	4,213	7,492
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, UAN and ammonia sales volumes increased despite lower production volumes, primarily due to strong demand and a larger shift of product deliveries from the second quarter into the first quarter in the prior year driven by favorable weather allowing farmers to apply earlier in the year. In addition, UAN and ammonia sales prices were favorable in 2025 due to improved market conditions, primarily driven by tight inventory levels. These inventory constraints resulted from increased demand arising from higher planting acreage in 2025, as well as domestic and international production outages that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.

For the six months ended June 30, 2025, net sales was $311.4 million compared to $260.6 million for the six months ended June 30, 2024. This increase was primarily due to favorable UAN sales volumes and prices contributing $31.3 million in higher revenues, combined with favorable ammonia sales volumes and prices contributing $8.0 million in higher revenues.

The following table demonstrates the impact of changes in sales volume and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

(in thousands)	Price Variance	Volume Variance
UAN	$13,312	$18,005
Ammonia	5,637	2,343

June 30, 2025 | 26

The increase in ammonia and UAN sales pricing for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to the same conditions described for the three-month period. The increase in UAN sales volumes for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to higher UAN production volumes in the current period as a result of the Q1 2024 Outage, partially offset by the Q2 2025 Outages. The increase in ammonia sales volumes is primarily due to increased demand arising from higher planting acreage in 2025.

Cost of Materials and Other	Direct Operating Expenses (1)

$ (in millions)
60
40
20
0
$32.5
$26.1
$60.4
$51.4
Q2
YTD
2025
2024

125
100
75
50
25
0
$ (in millions)
$60.5
$46.9
$115.0
$102.5
Q2
YTD
2025
2024

(1)Exclusive of depreciation and amortization expense.
Cost of Materials and Other - For the three and six months ended June 30, 2025, cost of materials and other was $32.5 million and $60.4 million, respectively, compared to $26.1 million and $51.4 million for the three and six months ended June 30, 2024, respectively. These increases were driven primarily by increased volumes sold, increased natural gas prices, higher volumes of other purchased feedstocks, and increased distribution costs in the current periods, partially offset by lower pet coke prices.
Direct Operating Expenses (exclusive of depreciation and amortization) - For the three and six months ended June 30, 2025, direct operating expenses (exclusive of depreciation and amortization) was $60.5 million and $115.0 million, respectively, compared to $46.9 million and $102.5 million for the three and six months ended June 30, 2024, respectively. These increases were primarily a result of increased volumes sold, increased utility costs from higher natural gas and electricity prices, and higher personnel costs in the current periods. For the six months ended June 30, 2025, the aforementioned increases were partially offset by decreased repairs and maintenance costs compared to the six months ended June 30, 2024.

June 30, 2025 | 27

Depreciation and Amortization	Selling, General, and Administrative Expenses

45
30
15
0
$ (in millions)
$20.9
$20.0
$38.9
$39.3
Q2
YTD
2025
2024

$15.9
$13.6
$8.0
$6.3
15
10
5
0
$ (in millions)
Q2
YTD
2025
2024

Selling, General, and Administrative Expenses - For the three and six months ended June 30, 2025, selling, general and administrative expenses was $8.0 million and $15.9 million, respectively, compared to $6.3 million and $13.6 million, respectively, for the three and six months ended June 30, 2024. These increases were primarily related to higher share-based compensation due to larger increases in market prices for CVR Partners’ common units in the current period compared to the prior period.
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
The following are non-GAAP measures we present for the periods ended June 30, 2025 and 2024:
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

June 30, 2025 | 28

Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$38,768	$26,219	$65,856	$38,798
Interest expense, net	7,580	7,510	15,307	15,175
Income tax benefit	—	—	—	(25)
Depreciation and amortization	20,861	20,040	38,902	39,331
EBITDA and Adjusted EBITDA	67,209	53,769	120,065	93,279
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(9,064)	(8,485)	(18,023)	(16,970)
Future operating needs (1)	—	—	(8,000)	—
Capital expenditures (2)	(14,015)	(21,106)	(25,608)	(29,653)
Turnaround expenditures, net (3)	(2,308)	(3,235)	(5,130)	(6,593)
Equity method investment (4)	(720)	(830)	1,723	362
Available cash for distribution (5)	$41,102	$20,113	$65,027	$40,425

Common units outstanding	10,570	10,570	10,570	10,570

(1)Amount consists of reserves established by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.
(2)Amount consists of maintenance capital expenditures, including additional reserves for future profit and growth projects, net of any releases of previously reserved funds, of $7.5 million and $15.4 million for the three and six months ended June 30, 2025, respectively, and $16.3 million and $20.6 million for the three and six months ended June 30, 2024, respectively.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”).
(5)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid a cash distribution of $1.75 and $2.26 per common unit related to the fourth quarter of 2024 and the first quarter of 2025, respectively, and declared a cash distribution of $3.89 per common unit related to the second quarter of 2025 to be paid in August 2025.
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

June 30, 2025 | 29

debt through privately negotiated transactions, open market repurchases, redemptions, exchanges, tender offers or otherwise. There can be no assurance that we will seek to do any of the foregoing or that we will be able to do any of the foregoing on terms acceptable to us or at all.
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2025 and through date of filing, as applicable.
Cash and Other Liquidity
As of June 30, 2025, we had cash and cash equivalents of $114.4 million, and combined with $47.3 million available under our ABL Credit Facility, we had total liquidity of $161.7 million. As of December 31, 2024, we had $90.9 million in cash and cash equivalents and, combined with $38.9 million available under our ABL Credit Facility, we had total liquidity of $129.8 million.
Long-term debt consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(1,868)	(2,152)
Total long-term debt	$548,132	$547,848
As of June 30, 2025, the Partnership had outstanding the 6.125% Senior Secured Notes, due June 2028 and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2024 Form 10-K for further information.
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
Our total capital expenditures for the six months ended June 30, 2025, along with our estimated expenditures for 2025 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2025	2025
Maintenance capital	$10,253	$40,000 - 45,000
Growth capital	6,426	15,000 - 20,000
Total capital expenditures	$16,679	$55,000 - 65,000
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

June 30, 2025 | 30

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
Distributions, if any, including the payment, amount, and timing thereof, and the Board’s distribution policy, including the definition of Available Cash for Distribution and reserves relating thereto, are subject to change at the discretion of the Board. The following tables present quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2025 and 2024 (amounts presented in the table below may not add to totals presented due to rounding):

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in thousands)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11,381	$305	$6,811	$18,497
2025 - 1st Quarter	May 19, 2025	2.26	14,477	615	8,796	23,888
Total 2025 quarterly distributions		$4.01	$25,858	$920	$15,607	$42,385

2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$—	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	—	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	—	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	—	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$—	$26,037	$70,710
For the second quarter of 2025, the Partnership, upon approval by the Board on July 30, 2025, declared a distribution of $3.89 per common unit, or approximately $41.1 million, which is payable August 18, 2025 to unitholders of record as of August 11, 2025. Of this amount, CVR Energy and IEP will receive approximately $15.1 million and $1.1 million, respectively, with the remaining amount payable to public unitholders.

June 30, 2025 | 31

Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash flow provided by (used in):
Operating activities	$79,493	$51,025	$28,468
Investing activities	(10,690)	(10,730)	40
Financing activities	(45,260)	(38,050)	(7,210)
Net increase in cash and cash equivalents	$23,543	$2,245	$21,298
Cash Flows from Operating Activities
The change in net cash flows from operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to an increase in net income of $27.1 million caused by higher sales attributable to favorable UAN and ammonia pricing conditions and sales volumes in the current period.
Cash Flows from Investing Activities
The marginal change in net cash flows from investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to an increase in distributions received from CVR Partners’ equity method investment of $1.4 million in 2025, associated with the 45Q Transaction, mostly offset by an increase in capital expenditures of $1.4 million during 2025 resulting from an increase in various capital projects in the current period compared to 2024.
Cash Flows from Financing Activities
The change in net cash flows from financing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was mainly due to an increase in cash distributions paid of $4.3 million in 2025 compared to 2024 and payments related to capital lease obligations of $2.9 million in the current period.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2024 Form 10-K. No modifications have been made during the three and six months ended June 30, 2025 to these estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and six months ended June 30, 2025 as compared to the risks discussed in Part II, Item 7A of our 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

June 30, 2025 | 32

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
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Board of Directors
On July 28, 2025, the Board of Directors (the “Board”) of CVR GP, LLC (the “General Partner”), the general partner of CVR Partners, LP (the “Partnership”), increased the size of the Board from six members to seven members and appointed Kevan Vick to fill the newly created directorship effective August 1, 2025. In connection with Mr. Vick’s appointment, the Board affirmatively determined that he qualifies as independent under the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange. Neither the Partnership nor the General Partner is aware of any transactions in which Mr. Vick has an interest that would be required to be disclosed under Item 404(a) of Regulation S-K, and no arrangement or understanding exists between Mr. Vick and any other person pursuant to which he was selected as a director. Mr. Vick will be entitled to receive compensation for his service on the Board or its committees (if any) in accordance with the compensation program in place for other non-employee directors, as previously disclosed by the Partnership in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Mr. Vick will enter into the Partnership’s standard form of indemnification agreement pursuant to which the Partnership is required to indemnify Mr. Vick against certain liabilities that may arise by reason of his service as a director and to advance certain expenses to him. The form of the indemnification agreement has been filed as Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Executive Management
Introductory Note
The General Partner is indirectly wholly owned by CVR Energy, Inc. (“CVR Energy”). In addition, CVR Energy indirectly owns approximately 37% of the common units representing limited partner interests of the Partnership. David L. Lamp, the Executive Chairman and a member of the Board of Directors (the “UAN Board”) of the General Partner, is employed by an indirect subsidiary of CVR Energy. Mr. Lamp also serves as CVR Energy’s President and Chief Executive Officer and as a member of CVR Energy’s Board of Directors (the “CVI Board”). Mark A. Pytosh is a Director and the President and Chief Executive Officer of the General Partner.
Amendment to Employment Agreement with David L. Lamp
On July 28, 2025, the Compensation Committee (the “Compensation Committee”) of the CVI Board approved, and entered into, an amendment (the “Amendment”) to the employment agreement by and between CVR Energy and Mr. Lamp, dated December 12, 2024 (the “Lamp Employment Agreement”). The Amendment provides that Mr. Lamp may voluntarily resign his

June 30, 2025 | 33

employment for any reason during the term upon not less than five (5) months’ notice and that the Resignation Notice Requirement (as defined in the Lamp Employment Agreement) will be satisfied upon five (5) months’ notice of Mr. Lamp’s intent to resign from CVR Energy without Good Reason (as defined in the Lamp Employment Agreement).
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed with this Report as Exhibit 10.6 and is incorporated herein in its entirety by reference.
Resignation of David L. Lamp
On July 28, 2025, in accordance with the Lamp Employment Agreement, as amended by the Amendment, Mr. Lamp notified CVR Energy of his intention to resign without Good Reason from his position as President and Chief Executive Officer of CVR Energy, as well as from all other officer and director positions he holds with CVR Energy’s direct and indirect subsidiaries, other than as a Director of the General Partner and as a Director of CVR Energy, in each case effective December 31, 2025. Mr. Lamp’s decision to resign from his positions with CVR Energy was not the result of any disagreement with CVR Energy or any matter relating to the operations, policies or practices of CVR Energy. Mr. Lamp is expected to remain on the CVI Board and the UAN Board.

Employment Agreement with Mark A. Pytosh
On July 28, 2025, the Compensation Committee also approved, and CVR Energy entered into, an employment agreement (the “Pytosh Employment Agreement”) with Mr. Pytosh, who currently serves as the Executive Vice President – Corporate Services of CVR Energy and has held such positions since January 2018, pursuant to which he is expected to be appointed as President and Chief Executive Officer and a Director of CVR Energy and which, subject to the satisfaction of the conditions set forth therein, will commence on January 1, 2026. The Pytosh Employment Agreement provides for an initial three (3)-year term which extends automatically for successive one-year renewal terms, unless either CVR Energy or Mr. Pytosh provides six (6) months’ notice of its or his (as applicable) intent to not extend the term. Under the terms of the Pytosh Employment Agreement, Mr. Pytosh’s base salary will be $1,100,000 and Mr. Pytosh will be eligible to receive an annual cash bonus with a target equal to 150% of his base salary under the performance-based bonus plan approved by the Compensation Committee (the “Annual Bonus”). Mr. Pytosh is also entitled to receive an annual award (“LTIP Award”) equal to 150% of his base salary under or in connection with CVR Energy’s Third Amended and Restated 2007 Long Term Incentive Plan, or its successor (the “Plan”), which LTIP Awards are expected to vest ratably on each of the first three anniversaries of the applicable grant date, subject to certain customary forfeiture and acceleration provisions and the terms of the applicable award agreement and the Plan.
The Pytosh Employment Agreement also provides that Mr. Pytosh will be eligible to receive a transaction bonus in cash equal to (x) $10,000,000 upon the consummation of a Significant CVI Transaction (as defined in the Pytosh Employment Agreement) and (y) $2,500,000 upon the consummation of a Significant UAN Transaction (as defined in the Pytosh Employment Agreement), in each case, provided that such Significant CVI Transaction or Significant UAN Transaction is consummated during the term of the Pytosh Employment Agreement or within the sixty (60) days following a Qualifying Termination (as defined below).
The Pytosh Employment Agreement also entitles Mr. Pytosh to certain severance payments in the event his employment is terminated (a) by CVR Energy without Cause (as defined in the Pytosh Employment Agreement) or (b) by Mr. Pytosh for Good Reason (as defined in the Employment Agreement) (each, a “Qualifying Termination”). Upon a Qualifying Termination, Mr. Pytosh will be entitled to receive the following severance payments, subject in each case to applicable deductions and withholdings, as well as other terms and conditions set forth in the Pytosh Employment Agreement, including Mr. Pytosh’s continued compliance with certain restrictive covenants and his timely execution and non-revocation of a release of claims:
•A cash payment equal to 1.5 times the sum of (A) twelve months of the base salary plus (B) the average of the annual bonuses actually paid to Mr. Pytosh during the three (3) calendar years immediately preceding the date of termination, payable in substantially equal installments over the eighteen (18)-month period following the date of termination (the “Severance Payment”);
•A cash payment equal to the actual Annual Bonus that would have otherwise been earned for the year of termination, based on achievement of the individual and/or corporate performance criteria, prorated based on the date of termination (a “Pro-Rata Bonus”); and
•Accelerated vesting as to 100% of the unvested portion of any then-outstanding Incentive / Phantom Unit Awards (as defined in the Pytosh Employment Agreement) (“Accelerated LTIP Vesting”).

June 30, 2025 | 34

Without duplication, if Mr. Pytosh experiences a Qualifying Termination during the Change in Control Period (as defined in the Pytosh Employment Agreement), the Severance Payment and Pro-Rata Bonus will instead be payable in a cash lump, provided that such lump sum payment will be reduced by any portion of the Severance Payment and/or Pro-Rata Bonus that was received by Mr. Pytosh prior to the consummation of the Change in Control (as defined in the Pytosh Employment Agreement).
If Mr. Pytosh resigns without Good Reason, but provides at least six (6) months’ notice of his intent to resign, he will receive a cash payment equal to the target Annual Bonus, prorated based on the date of termination (a “Target Pro-Rata Bonus”). If the Pytosh Employment Agreement is terminated due to Mr. Pytosh’s death or Disability (as defined in the Pytosh Employment Agreement), Mr. Pytosh will receive a Target Pro-Rata Bonus and Accelerated LTIP Vesting, payable in a lump sum cash payment.
The Pytosh Employment Agreement also contains other terms customary for agreements of this type, including confidentiality, non-disparagement and non-competition obligations and supersedes all prior agreements and understandings by and between Mr. Pytosh and CVR Energy, including, without limitation, the Change in Control and Severance Plan Participation Agreement by and between Mr. Pytosh and CVR Energy. Mr. Pytosh’s biography as detailed in the Partnership’s most recent Annual Report on Form 10-K filed on February 19, 2025, is hereby incorporated by reference. Following his expected appointment, Mr. Pytosh is expected to remain as a Director and President and Chief Executive Officer of the General Partner.
The foregoing description of the Pytosh Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Pytosh Employment Agreement, which is filed with this Report as Exhibit 10.7 and is incorporated herein in its entirety by reference.
Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

10.1**^	CVR Partners, LP 2025 Long-Term Incentive Plan, effective June 5, 2025 (incorporated by reference to Appendix A to the Partnership’s Proxy Statement filed on April 22, 2025).
10.2**^	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement - Executive (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on June 6, 2025).
10.3**^	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 8-K filed on June 6, 2025).
10.4*^	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective February 14, 2025.
10.5*+^	CVR Partners, LP and Subsidiaries 2025 Performance-Based Bonus Plan - Fertilizer, approved April 29, 2025.
10.6*^	Amendment to Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp.
10.7*^	Employment Agreement, dated as of July 28, 2025, by and between CVR Energy, Inc. and Mark A. Pytosh.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

June 30, 2025 | 35

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

June 30, 2025 | 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

July 31, 2025	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

July 31, 2025	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2025 | 37