Form 10-Q
period 2025-09-30
CVR PARTNERS, LP
filed 2025-10-30
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 24, 2025.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2025

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	6	Item 1.	Legal Proceedings	33
	Condensed Consolidated Balance Sheets - September 30, 2025 and December 31, 2024 (unaudited)	6	Item 1A.	Risk Factors	33
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	7	Item 5.	Other Information	33
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	8	Item 6.	Exhibits	34
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2025 and 2024 (unaudited)	9	Signatures		35
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2025 | 2

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, legislation, policies or regulations, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.
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

September 30, 2025 | 3

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
•political disturbances, geopolitical conflicts, instability (including but not limited to volatility in the capital, credit and commodities markets and in the global economy) and tensions, and associated changes in global trade policies, tariffs, and economic sanctions, including, but not limited to, in connection with the Russia-Ukraine war and the Middle East conflicts and tensions and any further escalation, expansion, or resolution thereof, and any other ongoing or potential global or regional conflicts;
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

September 30, 2025 | 4

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

September 30, 2025 | 5

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$156,183	$90,857
Accounts receivable, net	47,814	65,216
Inventories	81,852	75,579
Prepaid expenses	1,232	1,257
Other current assets	1,470	632
Total current assets	288,551	233,541
Property, plant, and equipment, net	705,324	735,591
Other long-term assets	43,320	49,592
Total assets	$1,037,195	$1,018,724

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$33,640	$30,365
Accounts payable to affiliates	5,612	6,213
Deferred revenue	35,885	50,788
Other current liabilities	32,589	23,983
Total current liabilities	107,726	111,349
Long-term liabilities:
Long-term debt and finance lease obligation, net of current portion	569,119	567,974
Long-term deferred revenue	22,207	26,966
Other long-term liabilities	19,645	19,365
Total long-term liabilities	610,971	614,305
Commitments and contingencies (See Note 10)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	318,497	293,069
General partner interest	1	1
Total partners’ capital	318,498	293,070
Total liabilities and partners’ capital	$1,037,195	$1,018,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2025	2024	2025	2024
Net sales	$163,549	$125,203	$474,973	$385,769
Operating costs and expenses:
Cost of materials and other	25,390	26,263	85,837	77,704
Direct operating expenses (exclusive of depreciation and amortization)	57,681	55,761	172,685	158,300
Depreciation and amortization	19,958	24,732	58,859	64,063
Cost of sales	103,029	106,756	317,381	300,067
Selling, general and administrative expenses	9,171	7,447	25,094	21,065
Loss on asset disposal	713	4	955	17
Operating income	50,636	10,996	131,543	64,620
Other (expense) income:
Interest expense, net	(7,587)	(7,241)	(22,894)	(22,416)
Other income, net	23	52	279	376
Income before income tax expense	43,072	3,807	108,928	42,580
Income tax benefit	—	—	—	(25)
Net income	$43,072	$3,807	$108,928	$42,605

Basic and diluted earnings per common unit	$4.08	$0.36	$10.31	$4.03

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2024	10,569,637	$293,069	$1	$293,070
Net income	—	27,088	—	27,088
Cash distributions to common unitholders - Affiliates	—	(7,116)	—	(7,116)
Cash distributions to common unitholders - Non-affiliates	—	(11,381)	—	(11,381)
Balance at March 31, 2025	10,569,637	301,660	1	301,661
Net income	—	38,768	—	38,768
Cash distributions to common unitholders - Affiliates	—	(9,411)	—	(9,411)
Cash distributions to common unitholders - Non-affiliates	—	(14,477)	—	(14,477)
Balance at June 30, 2025	10,569,637	316,540	1	316,541
Net income	—	43,072	—	43,072
Cash distributions to common unitholders - Affiliates	—	(16,199)	—	(16,199)
Cash distributions to common unitholders - Non-affiliates	—	(24,916)	—	(24,916)
Balance at September 30, 2025	10,569,637	$318,497	$1	$318,498

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2023	10,569,637	$302,879	$1	$302,880
Net income	—	12,579	—	12,579
Cash distributions to common unitholders - Affiliates	—	(6,539)	—	(6,539)
Cash distributions to common unitholders - Non-affiliates	—	(11,218)	—	(11,218)
Balance at March 31, 2024	10,569,637	297,701	1	297,702
Net income	—	26,219	—	26,219
Cash distributions to common unitholders - Affiliates	—	(7,472)	—	(7,472)
Cash distributions to common unitholders - Non-affiliates	—	(12,821)	—	(12,821)
Balance at June 30, 2024	10,569,637	303,627	1	303,628
Net income	—	3,807	—	3,807
Cash distributions to common unitholders - Affiliates	—	(7,395)	—	(7,395)
Cash distributions to common unitholders - Non-affiliates	—	(12,688)	—	(12,688)
Balance at September 30, 2024	10,569,637	$287,351	$1	$287,352
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 8

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$108,928	$42,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,859	64,063
Share-based compensation	7,570	3,416
Other adjustments	1,512	506
Changes in working capital:
Accounts receivable	17,402	5,886
Inventories	(5,397)	(3,510)
Prepaid expenses and other current assets	(893)	4,141
Accounts payable	(4,020)	(11,869)
Deferred revenue	(19,662)	18,785
Other current liabilities	6,938	13,727
Net cash provided by operating activities	171,237	137,750
Cash flows from investing activities:
Capital expenditures	(27,234)	(18,728)
Return of equity method investment	5,773	4,371
Other investing activities	42	—
Net cash used in investing activities	(21,419)	(14,357)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(32,726)	(21,406)
Cash distributions to common unitholders - Non-affiliates	(50,774)	(36,727)
Principal payments of finance leases	(992)	—
Net cash used in financing activities	(84,492)	(58,133)
Net increase in cash and cash equivalents	65,326	65,260
Cash and cash equivalents, beginning of period	90,857	45,279
Cash and cash equivalents, end of period	$156,183	$110,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2025 | 9

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
Interest Holders
As of September 30, 2025, public common unitholders held approximately 60% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 37% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held approximately 3% of the outstanding limited partner interests. As of September 30, 2025, IEP owned approximately 70% of the common stock of CVR Energy, and as a result, IEP beneficially owns approximately 40% of the Partnership’s outstanding limited partner interests.
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
Subsequent Events
The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership’s condensed consolidated financial statements or require disclosure in the notes thereto through the date of issuance. Where applicable, the notes to these condensed consolidated financial statements have been updated to reflect all significant subsequent events which have occurred.
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

September 30, 2025 | 10

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
New Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law, making significant amendments to federal tax law, including permanently extending several provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The Partnership will benefit from the permanent extension of certain TCJA provisions and expects no material impact to its income tax balances. However, the Partnership will continue to monitor developments and evaluate any potential future impacts related to the OBBB.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including the elimination of accounting consideration of software project development stages and enhancement of the guidance around the ‘probable-to-complete’ threshold. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2028 and interim reporting periods beginning within that annual reporting period. Retrospective application to comparative periods is optional, and early adoption is permitted. The Partnership is evaluating the potential impacts of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Finished goods	$21,510	$17,066
Raw materials	478	2,755
Parts, supplies and other	59,864	55,758
Total inventories	$81,852	$75,579

September 30, 2025 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Machinery and equipment	$1,422,920	$1,435,691
ROU finance lease	25,543	25,076
Buildings and improvements	18,189	18,188
Automotive equipment	16,279	16,279
Land and improvements	15,257	14,959
Construction in progress	42,691	30,623
Other	3,261	2,939
	1,544,140	1,543,755
Less: Accumulated depreciation and amortization	(838,816)	(808,164)
Total property, plant, and equipment, net	$705,324	$735,591
For the three and nine months ended September 30, 2025, depreciation and amortization expense related to property, plant, and equipment was $19.6 million and $57.8 million, respectively, compared to $24.5 million and $63.3 million for the three and nine months ended September 30, 2024, respectively. Depreciation expense for the three and nine months ended September 30, 2025 includes an additional $2.2 million in both periods, resulting from the Partnership updating the estimated useful lives of certain assets due to planned asset retirements by the end of 2026, primarily related to an ammonia expansion project.
(5) Leases
Balance Sheet Summary as of September 30, 2025 and December 31, 2024
The following table summarizes the right-of-use (“ROU”) asset and lease liability balances for the Partnership’s operating and finance leases at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Equipment, real estate and other	$2,025	$24,744	$1,794	$24,995
Railcars	15,348	—	16,357	—
Lease liability
Equipment, real estate and other	$628	$21,600	$231	$21,003
Railcars	15,040	—	16,168	—
Lease Expense Summary for the Three and Nine Months Ended September 30, 2025 and 2024
We recognize operating lease expense within Cost of materials and other and Direct operating expenses (exclusive of depreciation and amortization) and finance lease expense within Depreciation and amortization, on a straight-line basis over the

September 30, 2025 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
lease term. For the three and nine months ended September 30, 2025 and 2024, we recognized lease expense comprised of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$1,482	$1,450	$4,703	$4,026
Finance lease expense:
Amortization of ROU asset	260	—	719	—
Interest expense on lease liability	706	—	1,760	—
Short-term lease expense	630	684	1,791	2,186
(6) Other Current Liabilities
Other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued interest	$9,900	$2,531
Personnel accruals	9,684	9,693
Current portion of operating lease liabilities	4,208	4,041
Share-based compensation	3,541	1,339
Accrued taxes other than income taxes	2,144	1,332
Current portion of finance lease obligation	757	877
Sales incentives	669	1,338
Other accrued expenses and liabilities	1,686	2,832
Total other current liabilities	$32,589	$23,983
(7) Long-Term Debt and Finance Lease Obligation
Long-term debt and finance lease obligation consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligation, net of current portion	20,843	20,126
Unamortized debt issuance costs	(1,724)	(2,152)
Total long-term debt and finance lease obligation, net of current portion	569,119	567,974
Current portion of finance lease obligation	757	877
Total long-term debt and finance lease obligation, including current portion	$569,876	$568,851

(1)The 6.125% Senior Secured Notes, due June 2028 had an estimated fair value of $549.2 million and $533.5 million as of September 30, 2025 and December 31, 2024, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2025	Outstanding Letters of Credit	Available Capacity as of September 30, 2025	Maturity Date
ABL Credit Facility	$50,000	$—	$—	$50,000	September 26, 2028

September 30, 2025 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Covenant Compliance
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2025.
(8) Revenue
The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Ammonia	$25,379	$24,614	$92,621	$83,875
UAN	113,960	76,735	309,622	241,080
Urea products	10,470	8,137	30,031	21,635
Other revenue (1)	13,740	15,717	42,699	39,179
Total revenue	$163,549	$125,203	$474,973	$385,769

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
As of September 30, 2025, the Partnership had approximately $5.1 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $1.5 million of these performance obligations as revenue by the end of 2025, an additional $3.2 million in 2026, and the remaining balance in 2027.
Contract Balances
During the nine months ended September 30, 2025 and 2024, the Partnership recognized revenue of $48.9 million and $14.1 million, respectively, that was included in the deferred revenue balances as of December 31, 2024 and December 31, 2023, respectively.
(9) Share-Based Compensation
A summary of compensation expense for the three and nine months ended September 30, 2025 and 2024 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Phantom Unit Awards	$1,238	$447	$3,699	$2,105
Other Awards (1)	2,034	267	3,871	1,311
Total share-based compensation expense	$3,272	$714	$7,570	$3,416

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

September 30, 2025 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Commitments and Contingencies
In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. There have been no material changes in the Partnership’s commitments and contingencies to those disclosed in the 2024 Form 10-K and in the Form 10-Q for the periods ended March 31, 2025 and June 30, 2025.
In October 2025, a lawsuit was filed against CVR Energy, Inc. in the District Court of Fort Bend County, Texas alleging damages arising from an ammonia release that occurred at the Coffeyville Facility in October 2025, following which multiple individuals were transported to hospitals for evaluation and treatment. As this matter is in its earliest stages, the Partnership cannot yet determine whether this incident could have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.
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

September 30, 2025 | 15

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$163,549	$125,203	$474,973	$385,769
Less:
Feedstocks	13,264	11,014	45,899	41,559
Distribution costs	13,587	15,303	41,684	37,208
Change in inventory, net	(1,461)	(54)	(1,746)	(1,063)
Cost of materials and other	25,390	26,263	85,837	77,704
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	56,455	55,580	170,189	157,997
Turnaround expenses	1,226	181	2,496	303
Depreciation and amortization	19,958	24,732	58,859	64,063
Selling, general and administrative expenses	9,171	7,447	25,094	21,065
Interest expense	9,058	8,465	27,009	25,354
Interest income	(1,471)	(1,224)	(4,115)	(2,938)
Other segment items (1)	690	(48)	676	(384)
Net income	$43,072	$3,807	$108,928	$42,605

Capital expenditures	$12,713	$9,699	$29,392	$19,205

(1)Other segment items includes (gain) loss on asset disposal, other (income) expense, and income tax (benefit) expense.
(12) Supplemental Cash Flow Information
Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosures:
Cash paid for interest	$19,120	$17,181
Cash paid for income taxes, net of refunds	41	84
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,986	3,523
Operating cash flows from finance leases	1,688	—
Financing cash flows from finance leases	992	—
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	2,158	477
ROU assets obtained in exchange for new or modified operating lease liabilities	475	4,422

September 30, 2025 | 16

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(13) Related Party Transactions
Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2025 and 2024 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Sales to related parties: (1)
CVR Energy subsidiary	$86	$566	$1,140	$687
CVRP JV	636	768	1,923	2,026
Expenses from related parties: (2)
CVR Energy subsidiary	3,037	3,573	8,927	10,969
CVR Services, LLC	8,469	6,773	22,611	19,925

	September 30, 2025	December 31, 2024
Due to related parties (3)	$5,612	$6,213

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

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in thousands)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11,381	$305	$6,811	$18,497
2025 - 1st Quarter	May 19, 2025	2.26	14,477	615	8,796	23,888
2025 - 2nd Quarter	August 18, 2025	3.89	24,916	1,059	15,140	41,115
Total 2025 quarterly distributions		$7.90	$50,774	$1,979	$30,747	$83,500

2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$—	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	—	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	—	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	—	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$—	$26,037	$70,710
For the third quarter of 2025, the Partnership, upon approval by the Board on October 29, 2025, declared a distribution of $4.02 per common unit, or approximately $42.5 million, which is payable November 17, 2025 to unitholders of record as of November 10, 2025. Of this amount, CVR Energy and IEP will receive approximately $15.6 million and $1.1 million, respectively, with the remaining amount payable to public unitholders.

September 30, 2025 | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2025 (the “2024 Form 10-K”). Results of operations for the three and nine months ended September 30, 2025 and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements.”
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

September 30, 2025 | 18

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
General Business Environment
The Partnership believes the general business environment in which it operates will continue to remain volatile, driven by uncertainty around the availability and prices of its feedstocks, demand for and prices of its products, inflation, and existing and potential future global supply disruptions. As a result, the future operating results and current and long-term financial conditions of the Partnership could be negatively impacted if economic conditions remain volatile and/or decline. The Partnership is not able at this time to predict the extent to which these conditions may have a material, or any, effect on its financial or operational results in future periods.
On September 25, 2025, the United States Department of Agriculture (“USDA”) and the Department of Justice (“DOJ”) antitrust division signed a memorandum of understanding to conduct an investigation into anti-competitive practices among suppliers of agricultural inputs, including fertilizers, seeds, and crop protection products. In addition, actual and potential tariffs imposed by the U.S. on imports of nitrogen fertilizers have been among the factors that have caused the price of fertilizers to

September 30, 2025 | 19

rise in the U.S. However, retaliatory trade actions by other countries, particularly in corn and soybean, have been a factor in lowering grain prices and negatively impacting farmer economics.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law, making significant amendments to federal tax law, including permanently extending several provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The Partnership expects to benefit from the permanent extension of certain TCJA provisions and expects no material impact to its income tax balances. However, the Partnership will continue to monitor developments and evaluate any potential future impacts related to the OBBB.
Geopolitical Matters - Changes, and proposed changes, to the U.S. global trade policy, along with renewed trade tensions and related international retaliatory measures, have continued to drive volatility in global markets and create uncertainty around short- and long-term economic impacts in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth. In addition, the ongoing Russia-Ukraine war and continued conflicts and tensions in the Middle East present significant geopolitical risks to global markets, with direct implications for the global fertilizer, agriculture, and other industries. These factors, together with tentative and ongoing peace negotiations in the affected regions, could lead to further disruptions in the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions, sanctions or transportation bottlenecks. The ultimate impacts of these conflicts and/or economic policy changes, or further escalation, expansion, or resolution thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment - Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including those related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production and consumption, can impact, and have directly impacted, our business. In June 2023, the United States Environmental Protection Agency (“EPA”) announced the renewable volume obligations for 2023, 2024, and 2025, limiting the conventional biofuel volume to 15 billion gallons. In June 2025, the EPA proposed to maintain the conventional biofuel volume at 15 billion gallons for 2026 and 2027. In August 2025, the EPA addressed a backlog of 175 small refinery exemption petitions covering compliance years 2016 to 2024, granting full or partial exemptions to 140 refineries. The EPA is considering reallocating the exempted gallons from 2023 to present to other refiners, which, if implemented, would be included in the final conventional biofuel volume for 2026 and 2027. While a low reallocation requirement could depress demand for corn and soybeans used in fuels blending, we believe that the government will seek ways to mitigate the potential impact on farmers and support continued planting activities in the future. In addition, provisions of the Section 45Z Clean Fuel Production Credit excludes imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil feedstocks. In 2024, corn used in ethanol production consumed approximately 37% of the annual production of the U.S. corn crop.
There have been several proposed and enacted climate-related rules and compliance requirements at federal, state, and international levels. While the Biden Administration advanced stricter EPA motor vehicle emissions standards and the SEC’s proposed climate risk disclosure rule, changes following the 2024 U.S. presidential election have shifted regulatory priorities. Under the new Administration, a combination of executive orders, regulatory rollbacks and new legislation have curtailed, delayed or restructured some of these initiatives. Climate-related reporting requirements at the state level also remain under discussion, further contributing to a more uncertain regulatory landscape, which may materially impact our business, operations, compliance costs, results of operations and overall market stability.
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

September 30, 2025 | 20

nitrogen fertilizer for the following corn planting cycle. Due to these factors, farmers generally operate a balanced corn-soybean rotational planting cycle as shown by the chart presented below.
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 16 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026.
The USDA estimates that in spring 2025 farmers planted 98.7 million corn acres, representing an increase of 8.6% compared to 90.9 million corn acres in 2024. Planted soybean acres are estimated to be 81.1 million, representing a decrease of 7.0% compared to 87.3 million soybean acres in 2024. The combined estimated corn and soybean planted acres of 179.9 million represents a slight increase compared to the acreage planted in 2024. Due to lower input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2025 harvest.
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

1,150
1,100
1,050
1,000
950
Barrels per day
(in thousands)
1,045
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2025.
(2)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2025.
Weather continues to be a critical variable for crop production. Despite high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn and soybeans remain near their historical 10-year averages and prices have remained moderated through summer 2025. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting.
While we expect natural gas prices might remain below the elevated levels experienced in 2022 in the near term, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Pet coke prices had been elevated since 2021 due to higher oil prices compared to historical levels, but as oil prices have declined, third-party pet coke prices declined in 2024, have fallen further in 2025, and are expected to continue to fall into 2026.

September 30, 2025 | 21

Partnership Initiatives
Based on recently completed engineering studies, the Coffeyville Facility could utilize natural gas as an optional feedstock to pet coke for the production of nitrogen fertilizer, subject to certain facility modifications. In addition, the Partnership could import larger than historical quantities of hydrogen directly from CVR Energy’s adjacent refinery, and increase the nameplate ammonia production of the Coffeyville Facility. The initial stages of the combined project have been approved by the board of directors of our general partner (the “Board”), subject to engineering and final cost estimates. We have begun detailed engineering and ordering long lead-time equipment. This project will make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility.
Over the past two years, the Partnership has reserved funds for a series of debottlenecking projects that are intended to improve reliability and ultimately facilitate potential additions to production rates at the Facilities. During 2025, the Partnership has been executing projects focused on water and electrical reliability at the Facilities, along with expansions of diesel exhaust fluid production and loadout capabilities, among other projects. In addition, during the planned turnaround at the Coffeyville Facility, which is currently underway, the Partnership is nearing completion on the installation of a nitrous oxide abatement unit. After installation, the Partnership will have nitrous oxide abatement units on all four of its nitric acid plants. The funds needed in 2025 for these projects have come and are expected to come from the reserves taken over the past two years.
The charts below show relevant market indicators by month through September 30, 2025:

Ammonia and UAN Market Pricing (1)

September 30, 2025 | 22

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
The chart presented below summarizes our ammonia utilization rate on a consolidated basis for the three and nine months ended September 30, 2025 and 2024. Utilization is an important measure used by management to assess operational output at each of the Partnership’s Facilities. Utilization is calculated as actual tons of ammonia produced divided by capacity.
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

September 30, 2025 | 23

On a consolidated basis for the three months ended September 30, 2025, utilization decreased to 95% compared to 97% for the three months ended September 30, 2024 due primarily to planned downtime associated with control systems upgrades at the East Dubuque Facility and other minor unplanned outages at the Facilities during the third quarter of 2025 (the “Q3 2025 Outages”). For the nine months ended September 30, 2025, utilization was 96%, consistent with utilization for the nine months ended September 30, 2024. Utilization for the 2025 period was impacted primarily by the Q3 2025 Outages and outages related to the control systems upgrades at the East Dubuque Facility and other minor unplanned outages at the Facilities during the second quarter of 2025 (together with the Q3 2025 Outages, the “2025 Outages”), while the 2024 period was impacted by the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 and other minor unplanned outages at the Facilities (the “2024 Outages”).
Sales and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate. Product pricing at the gate represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

Q3 Ammonia Sales Volumes and Pricing	Q3 UAN Sales Volumes and Pricing

YTD Ammonia Sales Volumes and Pricing	YTD UAN Sales Volumes and Pricing
Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not

September 30, 2025 | 24

upgraded into other fertilizer products. The table below presents these metrics for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2025	2024	2025	2024
Ammonia (gross produced)	208	212	621	626
Ammonia (net available for sale)	59	61	181	191
UAN	337	321	1,005	964
Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for the Facilities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Petroleum coke used in production (thousands of tons)	134	133	394	395
Petroleum coke used in production (dollars per ton)	$44.58	$44.69	$47.86	$60.93
Natural gas used in production (thousands of MMBtus) (1)	2,114	2,082	6,171	6,443
Natural gas used in production (dollars per MMBtu) (1)	$3.18	$2.19	$3.72	$2.40

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).
Financial Highlights for the Three and Nine Months Ended September 30, 2025 and 2024
For the three months ended September 30, 2025, the Partnership’s operating income and net income were $50.6 million and $43.1 million, respectively, compared to operating income and net income of $11.0 million and $3.8 million, respectively, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the Partnership’s operating income and net income were $131.5 million and $108.9 million, respectively, compared to operating income and net income of $64.6 million and $42.6 million, respectively, for the nine months ended September 30, 2024. These increases were primarily due to higher revenues which were driven by increases in UAN and ammonia sales prices during the three and nine months ended September 30, 2025, as well as UAN sales volumes during the nine months ended September 30, 2025, partially offset by higher natural gas prices and lower ammonia sales volumes during the three and nine months ended September 30, 2025.

Net Sales	Operating Income

$ (in millions)
500
400
300
200
100
0
$163.5
$125.2
$475.0
$385.8
Q3
YTD
2025
2024

$131.5
125
100
75
$64.6
$ (in millions)
$50.6
50
25
$11.0
0
Q3
YTD
2025
2024

September 30, 2025 | 25

Net Income	EBITDA (1)

$ (in millions)
100
80
60
40
20
0
$43.1
$3.8
$108.9
$42.6
Q3
YTD
2025
2024

200
160
120
80
40
0
$ (in millions)
$190.7
$129.1
$70.6
$35.8
Q3
YTD
2025
2024

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Net Sales - For the three months ended September 30, 2025, net sales was $163.5 million compared to $125.2 million for the three months ended September 30, 2024. The increase was primarily due to favorable UAN and ammonia sales prices contributing $45.4 million in higher revenue, partially offset by decreased ammonia and UAN sales volumes reducing revenues by $7.4 million.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

(in thousands)	Price Variance	Volume Variance
UAN	$39,034	$(1,809)
Ammonia	6,322	(5,557)
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, UAN and ammonia sales volumes decreased due to tight inventory levels as a result of higher sales earlier in the year, primarily due to strong demand. In addition, UAN and ammonia sales prices were favorable in 2025 due to improved market conditions, primarily driven by tight inventory levels. These inventory constraints resulted from increased demand arising from higher planting acreage in 2025, as well as domestic and international production outages that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.

For the nine months ended September 30, 2025, net sales was $475.0 million compared to $385.8 million for the nine months ended September 30, 2024. This increase was primarily due to favorable UAN sales volumes and prices contributing $68.5 million in higher revenues, combined with favorable ammonia sales prices contributing $13.3 million in higher revenues, partially offset by decreased ammonia sales volumes reducing revenues by $4.5 million.

The following table demonstrates the impact of changes in sales volume and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:

(in thousands)	Price Variance	Volume Variance
UAN	$53,469	$15,074
Ammonia	13,295	(4,549)

September 30, 2025 | 26

The increase in ammonia and UAN sales pricing for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to the same conditions described for the three-month period. The increase in UAN sales volumes for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to higher UAN production volumes in the current period as a result of the 2024 Outages in the prior period, partially offset by the 2025 Outages. The decrease in ammonia sales volumes is primarily due to an increase in the volume of ammonia upgraded to other nitrogen products in the current period leading to less ammonia volumes available for sale.

Cost of Materials and Other	Direct Operating Expenses (1)

$85.8
$77.7
80
60
40
20
0
$ (in millions)
$25.4
$26.3
Q3
YTD
2025
2024

$ (in millions)
150
100
50
0
$57.7
$55.8
$172.7
$158.3
Q3
YTD
2025
2024

(1)Exclusive of depreciation and amortization expense.
Cost of Materials and Other - For the three and nine months ended September 30, 2025, cost of materials and other was $25.4 million and $85.8 million, respectively, compared to $26.3 million and $77.7 million for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2025 was driven primarily by decreased volumes sold and lower distribution costs, partially offset by increased natural gas prices. The increase for the nine months ended September 30, 2025 was driven primarily by increased natural gas prices, higher volumes of other purchased feedstocks, and increased distribution costs in the current period, partially offset by lower pet coke prices.
Direct Operating Expenses (exclusive of depreciation and amortization) - For the three and nine months ended September 30, 2025, direct operating expenses (exclusive of depreciation and amortization) was $57.7 million and $172.7 million, respectively, compared to $55.8 million and $158.3 million for the three and nine months ended September 30, 2024, respectively. The increases for the three and nine months ended September 30, 2025 were primarily a result of increased utility costs from higher natural gas and electricity prices, higher personnel and contract labor costs, and preliminary spend for the Coffeyville Facility’s planned 2025 turnaround in the current period. For the nine months ended September 30, 2025, the aforementioned increases were partially offset by decreased repairs and maintenance costs compared to the nine months ended September 30, 2024.

September 30, 2025 | 27

Depreciation and Amortization	Selling, General, and Administrative Expenses

$64.1
$58.9
$24.7
$20.0
60
45
30
15
0
$ (in millions)
Q3
YTD
2025
2024

$25.1
$21.1
$9.2
$7.4
25
20
15
10
5
0
$ (in millions)
Q3
YTD
2025
2024

Depreciation and Amortization Expense - For the three and nine months ended September 30, 2025, depreciation and amortization expense was $20.0 million and $58.9 million, respectively, compared to $24.7 million and $64.1 million, respectively, for the three and nine months ended September 30, 2024. These decreases were primarily due to prior year accelerated depreciation, predominantly related to granular plant production assets retired at the end of 2024, partially offset by fluctuations in depreciation expense capitalized into inventory, current year accelerated depreciation related to early asset retirements, mostly related to the ammonia expansion project, and asset additions to property, plant and equipment in the current period.
Selling, General, and Administrative Expenses - For the three and nine months ended September 30, 2025, selling, general and administrative expenses was $9.2 million and $25.1 million, respectively, compared to $7.4 million and $21.1 million, respectively, for the three and nine months ended September 30, 2024. These increases were primarily related to higher share-based compensation accruals due to an increase in market prices for CVR Partners’ common units during the three months ended September 30, 2025 compared to a decrease in the three months ended September 30, 2024, and a larger increase during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
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
The following are non-GAAP measures we present for the periods ended September 30, 2025 and 2024:
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

September 30, 2025 | 28

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
Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$43,072	$3,807	$108,928	$42,605
Interest expense, net	7,587	7,241	22,894	22,416
Income tax benefit	—	—	—	(25)
Depreciation and amortization	19,958	24,732	58,859	64,063
EBITDA and Adjusted EBITDA	70,617	35,780	190,681	129,059
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(9,192)	(8,486)	(27,215)	(25,456)
Future operating needs (1)	6,000	—	(2,000)	—
Capital expenditures (2)	(15,312)	(10,762)	(40,920)	(40,416)
Turnaround expenditures, net (3)	(8,974)	(3,178)	(14,104)	(9,772)
Equity method investment (4)	(699)	(742)	1,024	(380)
Available cash for distribution (5)	$42,440	$12,612	$107,466	$53,035

Common units outstanding	10,570	10,570	10,570	10,570

(1)Amount consists of reserves established by management and approved by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.
(2)Amount consists of maintenance capital expenditures, including additional reserves for future profit and growth projects, net of any releases of previously reserved funds, of $7.9 million and $23.3 million for the three and nine months ended September 30, 2025, respectively, and $4.3 million and $24.8 million for the three and nine months ended September 30, 2024, respectively.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”).
(5)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid a cash distribution of $1.75, $2.26, and $3.89 per common unit related to the fourth quarter of 2024 and the first and second quarters of 2025, respectively, and declared a cash distribution of $4.02 per common unit related to the third quarter of 2025 to be paid in November 2025.
Liquidity and Capital Resources
Our principal source of liquidity has historically been and continues to be cash from operations, which can include cash advances from customers resulting from prepay contracts. Our principal uses of cash are for working capital, capital and turnaround expenditures, funding our debt service obligations, and paying distributions to our unitholders.
When considering the market conditions and current geopolitical matters, we currently believe that our cash from operations and existing cash and cash equivalents, along with current borrowing capacity and reserves, as necessary, will be sufficient to satisfy anticipated cash requirements associated with our existing operations for at least the next 12 months. However, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors including, but not limited to, rising material and labor costs, other inflationary pressures, and interest rate

September 30, 2025 | 29

fluctuations. Additionally, potential supply chain disruptions, geopolitical and economy instability, volatility in commodity prices, and changes in regulatory policies could adversely affect our operations. Our ability to generate sufficient cash from our operating activities and secure additional financing depends on our future performance, which is subject to operating performance, as well as general economic, political, financial, competitive, and other factors, some of which may be beyond our control. Furthermore, changes in the U.S trade policies, shifts in global demand and tightening credit market conditions could impact our financial stability.
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
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2025 and through date of filing, as applicable.
Cash and Other Liquidity
As of September 30, 2025, we had cash and cash equivalents of $156.2 million, and combined with $50.0 million available under our ABL Credit Facility, we had total liquidity of $206.2 million. As of December 31, 2024, we had $90.9 million in cash and cash equivalents and, combined with $38.9 million available under our ABL Credit Facility, we had total liquidity of $129.8 million.
Long-term debt consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(1,724)	(2,152)
Total long-term debt	$548,276	$547,848
As of September 30, 2025, the Partnership had outstanding the 6.125% Senior Secured Notes, due June 2028 and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2024 Form 10-K for further information.
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
Our total capital expenditures for the nine months ended September 30, 2025, along with our estimated expenditures for 2025 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2025	2025
Maintenance capital	$17,665	$39,000 - 42,000
Growth capital	11,727	19,000 - 23,000
Total capital expenditures	$29,392	$58,000 - 65,000
Our estimated capital expenditures are subject to change due to changes in capital projects’ cost, scope, and completion time. For example, we may experience changes in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of the Facilities. We may also accelerate or defer some capital

September 30, 2025 | 30

expenditures from time to time. The Board determines capital spending for CVR Partners. We will continue to monitor market conditions and make adjustments, if needed, to our current capital spending or turnaround plans.
The Coffeyville Facility’s planned turnaround commenced in early October 2025, with an estimated cost of approximately $17 million, and is expected to last 33 days. The next planned turnaround is currently scheduled to commence in the third quarter of 2026 at the East Dubuque Facility. Turnaround costs are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken during the three years preceding the turnaround.
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

		Quarterly Distributions Per Common Unit	Quarterly Distributions Paid (in thousands)
Related Period	Date Paid		Public Unitholders	IEP	CVR Energy	Total
2024 - 4th Quarter	March 10, 2025	$1.75	$11,381	$305	$6,811	$18,497
2025 - 1st Quarter	May 19, 2025	2.26	14,477	615	8,796	23,888
2025 - 2nd Quarter	August 18, 2025	3.89	24,916	1,059	15,140	41,115
Total 2025 quarterly distributions		$7.90	$50,774	$1,979	$30,747	$83,500

2023 - 4th Quarter	March 11, 2024	$1.68	$11,218	$—	$6,539	$17,757
2024 - 1st Quarter	May 20, 2024	1.92	12,821	—	7,472	20,293
2024 - 2nd Quarter	August 19, 2024	1.90	12,688	—	7,395	20,082
2024 - 3rd Quarter	November 18, 2024	1.19	7,946	—	4,632	12,578
Total 2024 quarterly distributions		$6.69	$44,673	$—	$26,037	$70,710
For the third quarter of 2025, upon approval by the Board on October 29, 2025, the Partnership declared a distribution of $4.02 per common unit, or approximately $42.5 million, which is payable November 17, 2025 to unitholders of record as of November 10, 2025. Of this amount, CVR Energy and IEP will receive approximately $15.6 million and $1.1 million, respectively, with the remaining amount payable to public unitholders.

September 30, 2025 | 31

Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net cash flow provided by (used in):
Operating activities	$171,237	$137,750	$33,487
Investing activities	(21,419)	(14,357)	(7,062)
Financing activities	(84,492)	(58,133)	(26,359)
Net increase in cash and cash equivalents	$65,326	$65,260	$66
Cash Flows from Operating Activities
The change in net cash flows from operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in net income of $66.3 million offset by a decrease in working capital of $32.8 million. The change in the working capital was primarily due to unfavorable changes in deferred revenue and other current assets, partially offset by favorable changes in accounts receivable and accounts payable.
Cash Flows from Investing Activities
The change in net cash flows from investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to an increase in capital expenditures of $8.5 million during 2025 resulting from an increase in various capital projects in the current period compared to 2024, offset by an increase in distributions received from CVR Partners’ equity method investment of $1.4 million in 2025 associated with the 45Q Transaction.
Cash Flows from Financing Activities
The change in net cash flows from financing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was mainly due to an increase in cash distributions paid of $25.4 million in 2025 compared to 2024 and payments related to finance lease obligations of $1.0 million in the current period.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2024 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2025 to these estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2025 as compared to the risks discussed in Part II, Item 7A of our 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Executive Chairman, Chief Executive Officer, and Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

September 30, 2025 | 32

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
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On October 30, 2025, solely in connection with an evaluation and refreshment of the composition of the Board of Directors (the “Board”) of CVR GP, LLC (the “General Partner”), the general partner of CVR Partners, LP (the “Partnership”) each of Jordan Bleznick, Donna R. Ecton, Frank M. Muller and Peter K. Shea was removed from the Board and the committees on which they served. These removals were not for cause or resulting from any disagreement of the Partnership. Also on October 30, 2025, (i) the number of directors constituting the Board was reduced from seven to six directors, (ii) each of Robert E. Flint, Brian Goebel and Alexander Nickolatos was appointed as a member of the Board to fill the resulting three vacancies, (iii) Mr. Flint was appointed the Chairman of the Board, and (iv) certain appointments to, and removals from, certain committees of the Board, including the Chairs thereof, resulted in the following composition of such committees:

Audit Committee	Compensation Committee	Environmental, Health and Safety Committee	Special Committee
Brian Goebel (Chair)	Robert E. Flint (Chair)	Kevan Vick (Chair)	David L. Lamp
Alexander Nickolatos	Brian Goebel	Brian Goebel	Robert E. Flint
Kevan Vick	Alexander Nickolatos	Alexander Nickolatos
In connection with these Board and committee appointments, the Board affirmatively determined that each of Messrs. Goebel, Nickolatos and Vick qualifies as independent and is qualified to serve on the committees set forth above under the rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange. Mr. Flint is employed by Icahn Enterprises L.P. or its affiliates (“IEP”) and was selected as a director of the General Partner as a result of his role with IEP. IEP owns approximately 3% of the outstanding common units of the Partnership, and through its ownership of approximately 70% of the outstanding shares of common stock of CVR Energy, Inc., an entity that indirectly wholly owns the General Partner and approximately 37% of the outstanding common units of the Partnership, beneficially owns approximately 40% of the Partnership’s common units. Other than the foregoing with respect to Mr. Flint, neither the Partnership nor the General Partner is aware of any transactions in which Messrs. Flint, Goebel or Nickolatos, respectively, has an interest that would be required to be disclosed under Item 404(a) of Regulation S-K and no arrangement or understanding exists between Messrs. Flint, Goebel or Nickolatos, respectively, and any other person pursuant to which he was selected as a director. Messrs. Goebel and Nickolatos will be entitled to receive compensation for their service on the Board and its committees in accordance with the compensation program in place for other non-employee directors, as previously disclosed by the Partnership in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Mr. Flint will not receive compensation for his service on the Board or its committees as long as he is employed by IEP.

September 30, 2025 | 33

Messrs. Flint, Goebel and Nickolatos will enter into the Partnership’s standard form of indemnification agreement pursuant to which the Partnership is required to indemnify Messrs. Flint, Goebel and Nickolatos, respectively, against certain liabilities that may arise by reason of his service as a director and to advance certain expenses to him. The form of the indemnification agreement has been filed as Exhibit 10.26 to the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

10.1**^
Amendment to Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.6 of the Partnership’s Form 10-Q filed on July 31, 2025).

10.2**^	Employment Agreement, dated as of July 28, 2025, by and between CVR Energy, Inc. and Mark A. Pytosh (incorporated by reference to Exhibit 10.7 of the Partnership’s Form 10-Q filed on July 31, 2025).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Executive Chairman.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of Executive Chairman, President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

September 30, 2025 | 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

October 30, 2025	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

October 30, 2025	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2025 | 35