Form 10-K
period 2025-12-31
CVR PARTNERS, LP
filed 2026-02-18
CIK 1425292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☑
At June 30, 2025, the aggregate market value of the voting common units held by non-affiliates of the registrant was approximately $565.7 million based upon the closing price of its common units on the New York Stock Exchange Composite tape. As of February 13, 2026, there were 10,569,637 of the registrant’s common units outstanding.

CVR Partners, LP
Annual Report on Form 10-K

PART I			PART III
Item 1.	Business	8	Item 10.	Directors, Executive Officers and Corporate Governance	75
Item 1A.	Risk Factors	16	Item 11.	Executive Compensation	82
Item 1B.	Unresolved Staff Comments	32	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	105
Item 1C.	Cybersecurity	32	Item 13.	Certain Relationships and Related Transactions, and Director Independence	107
Item 2.	Properties	33	Item 14.	Principal Accounting Fees and Services	108
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

PART II			PART IV
Item 5.	Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities	34	Item 15.	Exhibits, Financial Statement Schedules	109
Item 6.	[Reserved]	34	Item 16.	Form 10-K Summary	112
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	74
Item 9A.	Controls and Procedures	74
Item 9B.	Other Information	74
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	74

December 31, 2025 | 1

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

December 31, 2025 | 2

Important Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 1, “Business”, Part I, Item 1A, “Risk Factors”, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, legislation, policies or regulations, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.
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
•the ability of our general partner, CVR GP, LLC (“General Partner”), to modify or revoke our distribution policy at any time;
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
•the potential for the Coffeyville Facility to utilize natural gas as an alternative to pet coke in the production of nitrogen fertilizer and to increase the nameplate ammonia production;
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

December 31, 2025 | 3

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

December 31, 2025 | 4

•labor supply shortages, labor difficulties, labor disputes or strikes; and
•the factors described in greater detail under “Risk Factors” in Item 1A of this Report and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

December 31, 2025 | 5

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

December 31, 2025 | 6

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

December 31, 2025 | 7

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
Organizational Structure and Related Ownership
In April 2011, CVR Partners’ common units began trading on the New York Stock Exchange (“NYSE”) under the symbol “UAN”. The following chart illustrates the organizational structure of the Partnership as of December 31, 2025.

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

December 31, 2025 | 8

flexibility to vary its product mix, thereby enabling it to upgrade a portion of its ammonia production into varying amounts of UAN and nitric acid, depending on market demand, pricing, and storage availability. The East Dubuque Facility utilizes natural gas, which is purchased from third parties, to produce hydrogen for use in manufacturing nitrogen fertilizer.
Agriculture Commodities and Seasonality
Nutrients are depleted in soil over time and, therefore, must be replenished through fertilizer application. Nitrogen is the most quickly depleted nutrient and must be replenished every year, whereas phosphate and potassium can be retained in soil for up to three years. Plants require nitrogen in the largest amounts, and it accounts for approximately 58% of primary fertilizer consumption on a nutrient ton basis, per the International Fertilizer Association.
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
We experience seasonal fluctuations as demand for fertilizers is affected by the aggregate crop planting and fertilizer application rate decisions of individual farmers who make such determinations based largely on the prospective profitability of a harvest. The specific varieties and amounts of fertilizer farmers apply depend on factors like crop prices, their current liquidity, soil conditions, weather patterns, and the types of crops planted. We typically experience higher net sales in the first half of the calendar year, which is referred to as the planting season, and our net sales tend to be lower during the second half of each calendar year, which is referred to as the fill season.
Demand
Global demand for fertilizers is driven primarily by grain demand and prices, which, in turn, are driven by population growth, farmland per capita, dietary changes in the developing world, and increased consumption of bio-fuels. According to Fertecon Limited (“Fertecon”), from 1981 to 2025, global fertilizer demand grew 6% annually. Global fertilizer use, consisting of nitrogen, phosphate, and potash, is projected to increase by 5% from 2022 through 2026 to meet global demand. Currently, the developed world uses fertilizer more intensively than the developing world, but sustained economic growth in emerging markets is increasing food demand and fertilizer use. In addition, populations in developing countries are shifting to more protein-rich diets as their incomes increase, with such consumption requiring more grain for animal feed. As an example, China’s wheat and coarse grains production is estimated to have increased 49% between 2011 and 2025, but still failed to keep pace with increases in demand, prompting China to grow its wheat and coarse grain imports by 803% over the same period, according to the United States Department of Agriculture (“USDA”).
The United States is the world’s largest exporter of coarse grains, accounting for 35% of world exports and 28% of world production for the fiscal year ended December 31, 2025, according to the USDA. A substantial amount of nitrogen is consumed in production of these crops to increase yield. Based on Fertecon’s 2025 estimates, the United States is the world’s third largest consumer and importer of nitrogen fertilizer. Fertecon is an agency which provides market information and analysis on fertilizers and fertilizer raw materials for fertilizer and related industries, as well as international agencies. Fertecon estimates indicate that China, India, and the United States are the top consumers representing 24%, 17%, and 10% of total global nitrogen fertilizer consumption for 2025, respectively.
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

December 31, 2025 | 9

Raw Material Supply
A key ingredient used in the manufacturing process of our nitrogen fertilizer products is hydrogen, which is sourced from pet coke gasification or natural gas. The Partnership benefits from logistical advantages for both feedstocks, ensuring a stable and secure supply chain. A substantial part of our pet coke requirements are supplied by CVR Energy’s adjacent Coffeyville, Kansas refinery pursuant to the Coffeyville Master Services Agreement between one of our subsidiaries and a subsidiary of CVR Energy (the “Coffeyville MSA”). In 2025, 2024, and 2023, our supply of pet coke from the Coffeyville refinery was approximately 36%, 46%, and 43%, respectively. Historically, we have obtained the remainder of our pet coke requirements through third-party contracts with delivery provided by truck, railcar, or barge.
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
Marketing and Distribution
We primarily market UAN products to agricultural customers and ammonia products to agricultural and industrial customers. UAN and ammonia, including freight, accounted for approximately 67% and 24%, respectively, of total net sales for the year ended December 31, 2025.
The Partnership distributes its nitrogen fertilizer products via railcars, primarily using the Union Pacific or Burlington Northern Santa Fe railroads, trucks for direct shipment to customers, and barges, as it has direct access to a barge dock on the Mississippi River. If delivered by truck, our fertilizer products are most commonly sold on a shipping point basis, and freight is normally arranged by the customer. If delivered by railcar, our fertilizer products are most commonly sold on a destination point basis, and we typically arrange the freight. In addition, given the East Dubuque Facility’s advantaged location in the heart of the agriculture country, the Partnership ships substantially all of its products within 100 miles of the facility.
Customers
Retailers and distributors are the main customers for UAN and, more broadly, the industrial and agricultural sectors are the primary recipients of our ammonia products. Given the nature of our business, and consistent with industry practice, we sell our products on a wholesale basis under a contract or by purchase order. Contracts with customers generally contain fixed pricing and have terms of less than one year. Our top two customers represented 28% and 25% for the years ended December 31, 2025 and 2023, respectively, and our top customer represented 14% of net sales for the year ended December 31, 2024.
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

December 31, 2025 | 10

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
Greenhouse Gas Footprint Reduction Efforts
Since 2020, the Partnership has generated carbon offset credits from voluntary nitrous oxide (“N2O”) abatement for one nitric acid plant at its Coffeyville Facility, with similar N2O abatement efforts at its East Dubuque Facility since June 2011. From 2021 to 2024, the N2O abatement systems at the East Dubuque Facility’s two nitric acid plants and the Coffeyville Facility’s nitric acid plant have abated, on average, the annual release of approximately 268,000 and 316,000 metric tons of carbon dioxide-equivalent (“CO2e”), respectively. In December 2025, the Coffeyville Facility began operation of its second N2O abatement system on the remaining nitric acid plant, enabling the generation of additional carbon offset credits for future years.
CVR Partners’ N2O abatement projects are registered with the Climate Action Reserve (the “Reserve”), a carbon offset registry for the North American market. The Reserve employs standards and an independent third-party verification process to issue its carbon credits, known as Climate Reserve Tonnes.
The Partnership also sequesters carbon dioxide that is not utilized for urea production at its Coffeyville Facility by capturing and purifying the carbon oxide as part of its manufacturing process. Certain carbon oxide capture and sequestration activities conducted at or in connection with the Coffeyville Facility qualify under the Internal Revenue Service (“IRS”) safe harbor described in Revenue Procedure 2020-12 for certain tax credits available to joint ventures under Section 45Q of the Internal Revenue Code of 1986, as amended (“Section 45Q Credits”). In January 2023, we entered into a series of agreements with CapturePoint LLC, an unaffiliated third-party, and certain unaffiliated third-party investors intended to qualify under the IRS safe harbor described in Revenue Procedure 2020-12 for certain joint ventures that are eligible to claim Section 45Q Credits and allow us to monetize Section 45Q Credits we expect to generate from January 6, 2023 until March 31, 2030.
By combining our nitrous oxide abatement and carbon oxide sequestration activities, we reduced our CO2e footprint by over 1.3 million metric tons in 2024. In addition, our Coffeyville Facility is uniquely qualified to produce hydrogen and ammonia that could be certified ‘blue’ to a market that is increasingly demanding reduced carbon footprints. These greenhouse gas footprint reduction efforts support our core Values of Environment and Continuous Improvement, and our goal of continuing to produce nitrogen fertilizers that produce crops that help to feed the world’s growing population in the most environmentally responsible way possible.
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

December 31, 2025 | 11

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
On September 12, 2025, the United States Environmental Protection Agency (“EPA”) proposed to permanently remove program obligations for 46 source categories of the Greenhouse Gas (“GHG”) Reporting Program (“GHGRP”) and the proposed rule has not been finalized. Under the proposal, our Facilities would no longer report to the EPA under the GHGRP after reporting year 2024.
In August 2025, the EPA proposed to repeal all GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines. These proposals followed the January 20, 2025 White House issued Executive Orders (“EO”) 141154 titled “Unleashing American Energy”, and EO 14162 “Putting America First in International Environmental Agreements” directing the United States to withdraw from the Paris Agreement under the United Nations Framework Convention on Climate Change. On February 12, 2026, the EPA announced a final rule to rescind the 2009 GHG Endangerment Finding, the basis for Federal GHG standards for motor vehicles and engines, after concluding it did not have statutory authority to regulate GHG emission under Section 202(a) of the CAA. The final rule repeals all GHG emission standards for light-duty, medium-duty, and heavy-duty vehicles and engines proposed in August 2025 for model years 2012 – 2027 and beyond.
We cannot predict exactly how these EOs, directives and proposed and final regulations will impact our business. It is possible there may be impacts on other regulatory areas under the CAA, such as stationary sources, and the final GHG rule may face legal challenges.
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
In January 2021, the EPA announced it is undertaking a plan to review and update effluent standards for many industries. In that announcement, the EPA prioritized those sectors that are ranked high in point source categories for total nitrogen discharges, including fertilizer manufacturers. The EPA is continuing its review, including the Ninth Circuit Court of Appeals recent decision related to “Effluent Limitations, Guidelines, and Standards” (“ELGs”) (Waterkeeper Alliance v. U.S. Environmental Protection Agency, No. 23-636 (9th Cir. June 18, 2025)), which eventually could result in different regulations governing the Partnership.
Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”)
The release of hazardous substances or extremely hazardous substances into the environment is subject to release reporting requirements under federal and state environmental laws. Our Facilities also periodically experience releases of hazardous and extremely hazardous substances from their equipment and periodically have excess emission events that may be subject to cleanup and cost recovery actions under CERCLA in the future. From time to time, the EPA has conducted inspections and issued information requests to us with respect to our compliance with reporting requirements under the CERCLA and the EPCRA.

December 31, 2025 | 12

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
Environmental Remediation
As is the case with all companies engaged in similar industries, we face potential exposure from claims and lawsuits involving environmental matters, including soil and water contamination and personal injury or property damage allegedly caused by hazardous substances that we manufactured, handled, used, stored, transported, spilled, disposed of, or released. CRNF entered into an agreement with the Kansas Department of Health and Environment (“KDHE”) to address certain historical releases of UAN located on our property and commingled with legacy groundwater contamination from the adjacent Coffeyville refinery operated by a subsidiary of CVR Energy (the “Coffeyville Refinery”). The cleanup provisions of our agreement with KDHE are held in abeyance so long as the Coffeyville Refinery conducts corrective action for these commingled historical releases in accordance with its Resource Conservation and Recovery Act (“RCRA”) permit. There is no assurance that the Coffeyville Refinery will comply with its Permit conditions in the future, which may trigger enforcement of the cleanup provisions of our agreement with KDHE. There is no assurance that we will not become involved in future proceedings related to the release of hazardous or extremely hazardous substances for which we have potential liability or that, if we were held responsible for damages in any existing or future proceedings, such costs would be covered by insurance or would not be material.
Environmental Insurance
We are covered by CVR Energy’s site pollution legal liability insurance policies, which insure any location owned, leased, rented, or operated by the Partnership, including our Facilities. The policies insure certain pollution conditions at, or migrating from, a covered location, certain waste transportation and disposal activities, and business interruption.
In addition to the site pollution legal liability insurance policies, CVR Energy maintains and we are covered by certain general liability, umbrella and excess casualty insurance policies (collectively, the “Casualty Policies”) which generally include sudden and accidental pollution coverage subject to time element provisions. The Casualty Policies generally provide coverage due to named perils for claims involving pollutants where the discharge is sudden and accidental and first commences at a specific day and time during the policy period.
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

December 31, 2025 | 13

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
Workforce Profile
As of December 31, 2025, CVR Partners and its subsidiaries had 320 employees, all of which are located in the United States. Of these, 88 employees are covered by a collective bargaining agreement.
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
Talent Management
We believe our competitive compensation and benefit plans allow us to attract and retain talented employees. Our recruiting strategy focuses on hiring practices that are free from bias for or against any individual or group of candidates. We continue to build upon our culture by expanding our recruitment efforts to include veteran recruitment and apprenticeship programs, recruiting interns at diverse colleges, and promoting representation within our workforce of individuals with diverse perspec. In support of the personal development of our employees and our goal of employing and retaining effective and dynamic leaders, we provide in-person supervisor training to managers at all levels led by our executives, which focuses on a combination of business and leadership strategies, including coaching and performance management, goal setting, critical

December 31, 2025 | 14

thinking, effective communication and listening, development and succession planning, delegation techniques, and legal aspects of leadership, among other topics. We hold supervisor training program refresher sessions, at least quarterly, to reinforce topics covered in the in-person sessions, as well as to cover new topics including accountability, team building and other leadership skills and topics.
Equal Opportunity Employer
We are an equal opportunity employer and strive to maintain a work environment free from harassment and discrimination regardless of race, religion, color, age, gender, disability, minority, sexual orientation, or any other protected class. Our recruiting efforts that include focus on veteran and diverse college populations, support this environment, as do the activities of our affinity groups. Our Code of Ethics and Business Conduct and our anti-discrimination and harassment policies also help us maintain a work environment where individuals are treated with respect and dignity, and where diversity of thought and perspective is valued.
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

December 31, 2025 | 15

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
Risks Related to Our Business
Our operations, and nitrogen fertilizer and its feedstock prices, are cyclical and highly volatile, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Demand for nitrogen fertilizer products is dependent on fluctuating demand for crop nutrients by the global agricultural industry. These fluctuations historically have had and could in the future have significant effects on prices across all nitrogen fertilizer products and, in turn, our results of operations, financial condition and cash flows. Nitrogen fertilizer products are commodities, the price of which can be highly volatile. A decrease in nitrogen fertilizer prices could have a material adverse effect on our business, cash flow, and ability to make distributions. The prices of nitrogen fertilizer products depend on a number of factors, including general economic conditions, cyclical trends in end-user markets, supply and demand imbalances, governmental policies, inflationary pressures, and weather conditions, which have a greater relevance because of the seasonal nature of fertilizer application. If seasonal demand exceeds the projections on which we base our production levels, customers may acquire nitrogen fertilizer products from competitors, and our profitability may be negatively impacted. If seasonal demand is less than expected, we may be left with excess inventory that will have to be stored or liquidated. Supply is affected by available capacity and operating rates, raw material costs, government policies, global trade, and potential future global supply disruptions.
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
Overall, the Partnership believes the general business environment in which it operates will continue to remain volatile, driven by uncertainty around the availability and prices of its feedstocks, demand for and prices of its products, inflation, and existing and potential future global supply disruptions. As a result, future operating results and current and long-term financial conditions of the Partnership could be negatively impacted if economic conditions remain volatile and/or decline. While the Partnership is not able at this time to predict the extent to which these conditions may have a material, or any, effect on its financial or operational results in future periods, it believes the long-term fundamentals for the U.S. nitrogen fertilizer industry remain intact.
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

December 31, 2025 | 16

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
We have a significant concentration of customers. Our two largest customers represented approximately 28% of net sales for the year ended December 31, 2025. Given the nature of our business, and consistent with industry practice, we do not have long-term minimum purchase contracts with our customers. The loss of several of these significant customers, or a significant reduction in purchase volume by several of them, could have a material adverse effect on our results of operations, financial condition and cash flows.
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

December 31, 2025 | 17

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
In addition, new environmental laws, rules and regulations, new interpretations of existing laws and regulations, including as a result of the change in the U.S. presidential administration, or increased governmental enforcement of laws, rules and regulations could require us to make additional unforeseen expenditures or could adversely impact end user demand for our products. If we are unable to maintain sales of our products at a price that reflects such increased costs or have to increase the prices of our products because of such increased costs, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.
Agency actions in 2025 signaled a sharpened focus of its Per- and Polyfluoroalkyl Substances (“PFAS”) regulatory framework. The EPA released plans in April 2025 to combat PFAS contamination, including evaluating ELGs for reduction of PFAS in water discharges, National Primary Drinking Water Regulations (“NPDWR”) for PFAS, adding individual PFAS and PFAS categories to the Toxic Release Inventory, and increasing efforts on air related PFAS information collection and measurement of air emissions. In May 2025, the EPA announced it will retain two PFAS compounds (“PFOS” and “PFOA”) and request to vacate four PFAS compounds of the 2024 NPDWR. The request to vacate the four PFAS compounds was denied in January 2026 by the U. S. Court of Appeals for the D. C. Circuit, and the rules will remain in place as litigation proceeds. In September 2025, after a seven-month abeyance in litigation with industry and environmental groups, the EPA announced it will retain the 2024 designation of two PFAS compounds as “hazardous substances” under CERCLA and defend the rule in ongoing litigation. The EPA plans to finalize its 2024 proposed changes to the RCRA regulations in April 2026 by adding nine PFAS compounds to its list of “hazardous constituents”. Nevertheless, to the extent these PFAS compounds remain designated as hazardous substances or listed as hazardous constituents, the EPA and states have the ability to order remediation of those compounds and cost recovery at clean-up sites. The EPA and states also have the authority to reopen closed sites which are shown to be impacted by these PFAS compounds. This could lead to increased monitoring obligations, costs and potential liability related thereto. If we are unable to maintain sales of our products at a price that reflects such increased costs, or those costs result in reduced demand for our fertilizer products, there could be a material adverse effect on our business, financial condition and results of operations.
EOs were issued by the White House in 2025 seeking to establish American energy dominance through, among other actions, purported revocation of certain executive and regulatory actions taken under the prior U.S. presidential administration, and other actions such as directives to revise permitting processes, promote domestic mining and energy production and eliminate the “electric vehicle mandate” by ensuring a level regulatory playing field for gasoline-powered automobiles and eliminating subsidies or other incentives for purchasing electric vehicles. It remains unclear the impact on the laws, rules, and regulations applicable to us or on our operations, and we cannot predict future developments related thereto.
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

December 31, 2025 | 18

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
According to the Consumer Price Index, annual inflation was at 2.7% and 2.9% as of December 2025 and 2024, respectively. An increase in inflation rates could negatively affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs and/or higher supplier prices. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect our customers’ financing costs, cash flows and profitability, which could adversely impact their operations and our ability to offer credit and collect receivables.
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

December 31, 2025 | 19

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
We rely on a supply of pet coke and natural gas feedstocks to source hydrogen for our production of nitrogen fertilizer. We obtain pet coke from both CVR Energy’s Coffeyville refinery pursuant to a long-term agreement and third parties pursuant to supply agreements that are currently scheduled to end in December 2026. Our Coffeyville Facility has obtained an average of 43% of its pet coke from CVR Energy’s Coffeyville refinery over the past five years. Should CVR Energy’s Coffeyville refinery fail to perform in accordance with the existing agreement or to the extent pet coke from CVR Energy’s Coffeyville refinery is insufficient, we would need to purchase more pet coke from third parties on the open market, which could negatively impact our results of operations to the extent third-party pet coke is unavailable or available only at higher prices. We have contracts for 280,000 tons of third-party supply of pet coke through December 2026. We typically obtain natural gas from third parties on a spot basis and, from time to time, may enter into fixed-price forward purchase contracts. We have two agreements for pipeline transportation of natural gas with expiration dates in October 2026 and April 2028. Upon expiration of the agreements, we may be unable to extend the service under the terms of the existing agreements or renew the agreements on satisfactory terms, or at all, necessitating construction of a new connection that could be costly and disruptive. Any disruption in the supply of natural gas could restrict our ability to continue to make products and have a material adverse effect on our results of operations and financial condition.
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

December 31, 2025 | 20

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
Operations depend in large part on the performance of third-party suppliers, such as the adjacent third-party air separation plant under a contract through 2039 and a third-party electric service provider under a contract through June 2029 at our Coffeyville Facility. Should these or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, or should we otherwise lose the service of any third-party suppliers, our operations (or a portion thereof) could be forced to shutdown or suspend operations. Alternative sources of supply could be difficult to obtain. Any shutdown of our operations (or a portion thereof), even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.
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

December 31, 2025 | 21

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
Acts of sabotage or terrorist attacks (including cyberattacks), threats of war, armed conflict or war or trade wars, as well as events occurring in response to or in connection with such events may harm our business or have an adverse impact on our future results of operations and financial condition. For example, the ongoing Russia-Ukraine war and continued conflicts and tensions in the Middle East pose significant geopolitical risks to global markets, with direct implications for the fertilizer and agriculture markets. Similarly, despite recent de-escalation and the ongoing ceasefire, the conflict between Israel and Hamas, which began in October 2023, continues to pose similar risks to the global fertilizer and agriculture markets. The threat or imposition of trade restrictions or economic sanctions could lead to further volatility in the price and disruptions in the production and trade of fertilizer, grains and feedstock. The ultimate outcome of these conflicts, or further escalation or expansion thereof, and any associated market disruptions are difficult to predict and may affect our business, operations, and cash flows in unforeseen ways.
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

December 31, 2025 | 22

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
There is finite capacity in the commercial insurance industry engaged in underwriting chemical industry risk, and factors impacting cost and availability include: (i) losses in our industries, (ii) natural disasters, (iii) specific losses incurred by us and (iv) inadequate investment returns earned by the insurance industry. In the future, certain insurance could become unavailable or available only for reduced amounts of coverage or at exorbitant costs. If the supply of commercial insurance is curtailed, we may not be able to continue our present limits of insurance coverage or obtain sufficient insurance capacity to adequately insure our risks or we may determine that premium costs, in our judgment, do not justify such expenditures and instead increase our self-insurance.
We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.

December 31, 2025 | 23

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
As of December 31, 2025, approximately 28% of our employees were represented by labor unions under collective bargaining agreements. We may not be able to renegotiate our collective bargaining agreements when they expire on satisfactory terms or at all. A failure to do so may increase our costs. For example, a labor union representing approximately 90 employees at our East Dubuque Facility went on strike in October 2023, after its collective bargaining agreement expired. However, the East Dubuque Facility continued to operate during the strike, which ended in February 2024; and employees began returning to work in March 2024. In addition, our existing labor agreements may not prevent a strike or work stoppage at any of our Facilities in the future, and any work stoppage could negatively affect our results of operations, financial condition and cash flows.
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

December 31, 2025 | 24

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

December 31, 2025 | 25

agreements limiting our exposure to higher interest rates, but any such agreements may not offer complete protection from this risk.
Mr. Carl C. Icahn exerts significant influence over the Partnership through his controlling ownership of CVR Energy and IEP, and his interests or those of CVR Energy or IEP or their affiliates may conflict with the interests of the Partnership and our unitholders.
As of December 31, 2025, Mr. Carl C. Icahn indirectly controlled approximately 70% of the voting power of CVR Energy’s common stock and, by virtue of such ownership, is able to control the Partnership through CVR Energy’s ownership of our general partner CVR GP, LLC (“General Partner”) and its sole member, including: the election and appointment of directors; business strategy and policies; mergers or other business combinations; acquisition or disposition of assets; future issuances of common units or other securities; incurrence of debt or obtaining other sources of financing; and the payment of distributions on our common units. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third-party from seeking to acquire a majority of our common units, which may adversely affect the market price of such common units.
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
While the Federal Reserve lowered its target range for the federal funds rate by 75 and 100 basis points in the later half of 2025 and 2024, respectively, it previously raised the rate by 525 basis points from March 2022 through July 2023. Any subsequent increase in the interest rates associated with our floating rate debt would increase our debt service costs and affect our results of operations and cash flow available for payments of our debt obligations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing. We cannot predict future U.S. fiscal policy, including with respect to interest rates, and adverse changes with respect thereto have resulted and could again result in a material adverse effect to our results of operations, financial condition and cash flows.
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

December 31, 2025 | 26

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

December 31, 2025 | 27

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

December 31, 2025 | 28

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

December 31, 2025 | 29

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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income”. For purposes of this limitation for taxable years beginning on or after January 1, 2025, our adjusted taxable income is computed without regard to any business interest expense, business interest income, and deduction allowable for depreciation, amortization or depletion.
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

December 31, 2025 | 30

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

December 31, 2025 | 31

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

December 31, 2025 | 32

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
Material Impact on Partnership
As of February 18, 2026, the Partnership has not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Partnership, including its business strategy, results of operations, or financial condition.
Item 2.    Properties
Refer to Part I, Item 1, “Facilities” of this Report for more information on our core business properties. CVR Energy also leases property for our executive and marketing offices in Sugar Land, Texas and Kansas City, Kansas, respectively.
Item 3.    Legal Proceedings
In the ordinary course of business, we may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. Large, and sometimes unspecified, damages or penalties may be sought from us in some matters and certain matters may require years to resolve. Refer to Part II, Item 8, Note 11 (“Commitments and Contingencies”) of this Report for further discussion on current litigation matters. Although we cannot provide assurance, we believe that an adverse resolution of the matters described therein would not have a material impact on our liquidity, consolidated financial position, or consolidated results of operations.
Item 4.    Mine Safety Disclosures.
Not applicable.

December 31, 2025 | 33

PART II

Item 5.    Market For Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Performance Graph
The performance graph below compares the cumulative total return of the Partnership’s common units to (a) the cumulative total return of the S&P 500 Composite Index and (b) a composite peer group (“Peer Group”) consisting of CF Industries Holdings, Inc., LSB Industries, Inc., Nutrien Ltd., The Andersons, Inc., AdvanSix Inc., and Flotek Industries Inc. The graph assumes that the value of the investment in common units and each index was $100 on December 31, 2020 and that all distributions were reinvested. Investment is weighted on the basis of market capitalization.
The unit price performance shown on the graph is not necessarily indicative of future price performance. The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.
Market Information
CVR Partners’ common units are listed under the symbol “UAN” on the New York Stock Exchange (“NYSE”). The Partnership has 30 holders of record of the outstanding units as of December 31, 2025, with CVR Energy subsidiaries holding approximately 36.8% and Icahn Enterprises L.P. and its affiliates (“IEP”) holding approximately 2.6% of the Partnership’s outstanding limited partner interests.
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

December 31, 2025 | 34

This discussion and analysis covers the years ended December 31, 2025 and 2024 and discusses year-to-year comparisons between such periods. The discussions of the year ended December 31, 2023 and year-to-year comparisons between the years ended December 31, 2024 and 2023 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 19, 2025, and such discussions are incorporated by reference into this Report.
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

December 31, 2025 | 35

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
•Reliability - Our goal is to achieve industry-leading utilization rates at both Facilities through safe and reliable operations. We are focusing on improvements in day-to-day facility operations, identifying alternative sources for facility inputs to reduce lost time due to third-party operational constraints, and optimizing our commercial and marketing functions to maintain facility operations at their highest level.
•Market Capture - We continuously evaluate opportunities to improve the Facilities’ realized pricing at the gate and reduce variable costs incurred in production to maximize our capture of market opportunities.
•Financial Discipline - We strive to be as efficient as possible by maintaining low operating costs and disciplined deployment of capital.
Potential Strategic Transactions
As previously disclosed, Icahn Enterprises L.P. and its affiliates (“IEP”) and CVR Energy are considering potential strategic transactions available to CVR Energy subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses, including the acquisition of material amounts of refining assets through negotiated mergers and/or stock or asset purchase agreements by the Company or our subsidiaries, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of December 31, 2025, IEP owns approximately 70% of CVR Energy’s total outstanding common stock and approximately 2.6% of the total outstanding common units of CVR Partners. As of December 31, 2025, CVR Energy, through its subsidiaries, held approximately 36.8% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.
Partnership Initiatives
Over the past two years, the Partnership has reserved funds for a series of debottlenecking and reliability projects that are intended to enhance operational reliability and ultimately facilitate potential increases in production capacity:
•In 2025, the Partnership progressed several projects focused on improving water and electrical reliability, expanding diesel exhaust fluid production, and increasing loadout capabilities, among other initiatives.
•During the planned turnaround at the Coffeyville Facility (the “2025 Coffeyville Turnaround”), which was completed as scheduled in early November 2025, the Partnership completed the installation of a nitrous oxide abatement unit. As a result, all four of our nitric acid plants are now equipped with nitrous oxide abatement units.
Based on engineering studies completed earlier in 2025, the Coffeyville Facility has the potential, subject to certain facility modifications, to utilize natural gas as an alternative feedstock to pet coke in the production of nitrogen fertilizer. The Partnership is also evaluating the ability to import larger than historical quantities of hydrogen directly from CVR Energy’s adjacent refinery and to increase the nameplate ammonia production of the Coffeyville Facility. The initial stages of this combined project have been approved by the board of directors of our General Partner (the “Board”), subject to completion of detailed engineering and final cost estimates. If completed, these initiatives would make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
In December 2025, we published our 2024 Environmental, Social & Governance Report (“2024 ESG Report”), which continues to benchmark performance against specific Sustainability Accounting Standards Board metrics and is available at CVR Partner’s website at www.CVRPartners.com. The 2024 ESG Report does not constitute a part of, and is not incorporated

December 31, 2025 | 36

by reference into, this Annual Report on Form 10-K or any other report we file with (or furnish to) the Securities and Exchange Commission (the “SEC”), whether made before or after the date of this Annual Report on Form 10-K.
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
General Business Environment
On September 25, 2025, the United States Department of Agriculture (“USDA”) and the Department of Justice (“DOJ”) antitrust division signed a memorandum of understanding to conduct an investigation into anti-competitive practices among suppliers of agricultural inputs, including fertilizers, seeds, and crop protection products. In addition, actual and potential tariffs imposed by the U.S. on imports of nitrogen fertilizers have been among the factors that have caused the price of fertilizers to rise in the U.S. However, retaliatory trade actions by other countries, particularly in corn and soybean, have been a factor in lowering grain prices and negatively impacting farmer economics.
The Partnership expects to benefit from the permanent extension of certain of the 2017 Tax Cuts and Jobs Act provisions signed into law on July 4, 2025 with the One Big Beautiful Bill Act. The Partnership expects no material impact to its income tax balances and will continue to monitor developments and evaluate any potential future impacts.
Geopolitical Matters
•Changes, and proposed changes, to the U.S. global trade policy, along with renewed trade tensions and related international retaliatory measures, have continued to influence global markets and impact short- and long-term economics in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth.
•The ongoing Russia-Ukraine war, continued conflicts and tensions in the Middle East, and the related implications for the global fertilizer and agriculture industries, together with tentative and ongoing peace negotiations in the affected regions, could lead to further disruptions in the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions, sanctions or transportation bottlenecks. The ultimate impacts of these conflicts and/or economic policy, or further escalation, expansion, or resolution thereof, may affect our business, operations, cash flows, and access to capital in unforeseen ways.
Regulatory Environment
•Our business faces an uncertain regulatory landscape around climate-related reporting requirements due to various changes at the federal, state, and international levels which may materially impact our business, operations, compliance costs, results of operations and overall market stability.
•Certain governmental regulations and incentives associated with the automobile transportation and agricultural industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption, can impact, and have directly impacted, our business. In response to the United States Environmental Protection Agency (“EPA”) granting full or partial small refinery exemptions to 140 refineries in August 2025, a low reallocation requirement by the EPA of the exempted gallons from 2023 to present to other refiners could depress demand for corn and soybeans used in fuels blending. However, we believe the

December 31, 2025 | 37

government will seek ways to mitigate the potential impact of these reallocations on farmers, which will support continued planting activities in the future.
•Provisions of the Section 45Z Clean Fuel Production Credit exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil feedstocks.
•Corn used in ethanol production consumed approximately 36% of the annual United States corn crop used by the market. Further, potential year-round, nationwide E15 (gasoline blended with 15% ethanol) expansion is expected to support fertilizer demand and pricing by driving increased, long-term demand for corn.
Results of Operations
The following should be read in conjunction with the information outlined in the previous sections of this Part II, Item 7 and the financial statements and related notes thereto in Part II, Item 8 of this Report.
Utilization is an important measure used by management to assess operational output at each of the Partnership’s Facilities and is calculated as actual tons of ammonia produced divided by capacity. Utilization is presented solely on ammonia production, rather than on each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate. The chart presented below summarizes our ammonia utilization rates on a consolidated basis for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(percent of capacity utilization)	2025	2024	2023
Ammonia utilization rate	88%	96%	100%

On a consolidated basis, for the year ended December 31, 2025 as compared to December 31, 2024, utilization decreased 8% primarily due to the 2025 Coffeyville Turnaround and subsequent downtime of several weeks due to startup issues at the third-party air separation plant, as well as control systems upgrades at the East Dubuque Facility in the second and third quarters of 2025 and other minor unplanned outages at the Facilities in the current period (the “2025 Outages”), partially offset by the 14-day planned outage at the Coffeyville Facility during the first quarter of 2024 and other minor unplanned outages at the Facilities (the “2024 Outages”) in the prior period.
Sales Volume and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate which represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Year Ended December 31,
	2025	2024	2023
Consolidated sales (thousands of tons)
Ammonia	246	271	281
UAN	1,191	1,260	1,395

Consolidated product pricing at gate (dollars per ton)
Ammonia	$582	$479	$573
UAN	314	248	309
For the year ended December 31, 2025, total product sales volume variance was unfavorable driven by reduced production volumes resulting from the 2025 Coffeyville Turnaround and the 2025 Outages. Total product sales variance was favorable, driven by sales price increases of 22% for ammonia and 27% for UAN during the year. Ammonia and UAN sales price were favorable primarily due to improved market conditions, primarily driven by tight inventory levels. These inventory constraints resulted from increased demand arising from higher planting acreage of corn in 2025 and increased soybean yields, as well as domestic and international production outages that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.

December 31, 2025 | 38

Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. The table below presents these metrics for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in thousands of tons)	2025	2024	2023
Ammonia (gross produced)	761	836	864
Ammonia (net available for sale)	243	270	270
UAN	1,174	1,273	1,369
Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. The table below presents these feedstocks for the Facilities for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Petroleum coke used in production (thousands of tons)	459	517	518
Petroleum coke used in production (dollars per ton)	$49.11	$59.69	$78.14
Natural gas used in production (thousands of MMBtus) (1)	8,234	8,667	8,462
Natural gas used in production (dollars per MMBtu) (1)	$3.74	$2.56	$3.42

(1)The feedstock natural gas shown above does not include natural gas used for fuel. The cost of fuel natural gas is included in Direct operating expenses (exclusive of depreciation and amortization).
Market Indicators
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
Corn and soybeans are two major crops planted by farmers in North America. Corn crops result in the depletion of the amount of nitrogen within the soil in which it is grown, which in turn, results in the need for this nutrient to be replenished after each growing cycle. Unlike corn, soybeans are able to obtain most of their own nitrogen through a process known as “N fixation”. As such, upon harvesting of soybeans, the soil retains a certain amount of nitrogen which results in lower demand for nitrogen fertilizer for the following corn planting cycle. Due to these factors, nitrogen fertilizer consumers generally operate a balanced corn-soybean rotational planting cycle.
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 15.5 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026.
Weather continues to be a critical variable for crop production. Demand for nitrogen fertilizer, as well as other crop inputs, was strong for the spring 2025 planting season, primarily due to elevated grain prices and favorable weather conditions for planting. Even with high planted acres and above trendline yields per acre for corn in the United States, global inventory levels for corn remain above historical 10-year averages, prices remained moderated through 2025. While soybean production declined slightly due to fewer planted acres in 2025, yields were above historical levels, and pricing has remained steady as global inventory levels have increased.
The United States Department of Agriculture (“USDA”) estimates that in spring 2025 farmers planted 8.7% more corn acres and 6.9% less soybean acres compared to 2024. The combined corn and soybean planted acres of 180.0 million in 2025 was slightly higher than the acreage planted in 2024. Due to lower input costs in 2025 for corn planting and the relative grain prices of corn versus soybeans, economics favored planting corn compared to soybeans in 2025. Inventory levels of corn and soybeans are expected to be supportive of grain prices into the spring of 2026.

December 31, 2025 | 39

Ethanol is blended with gasoline to meet requirements under the Renewable Fuel Standard of the Clean Air Act and for its octane value. Since 2020, corn used in ethanol production has historically consumed 36% of the annual production of the U.S. corn crop used by the market, so demand for corn generally rises and falls with ethanol demand. The EPA’s recently proposed renewable volume requirements for 2026 and 2027 include increased volume requirements for biomass-based diesel and advanced biofuel, which are expected to be supportive of grain demand and prices.
The charts below show the corn-soybean rotational planting cycle and average fuel ethanol production volumes in the U.S. for the years ended December 31, 2025, 2024, and 2023:

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

100%
50%
47%
49%
45%
53%
51%
55%
2023
2024
2025
Corn
Soybean

1,113
1,100
1,000
900
Barrels per day
(in thousands)
2023
2024
2025
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of December 31, 2025.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through December 31, 2025.
We believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026. Pet coke prices are expected to continue to fall into 2026 due to the decline in oil prices seen since 2024.
The charts below show relevant market indicators by month through December 31, 2025:

Ammonia and UAN Market Pricing (1)

(1)Information used within this chart was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.

December 31, 2025 | 40

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

5
4
3
2
1
Natural Gas ($ per MMBtu)
$4.26
2023
2024
2025
Natural Gas NYMEX

125
100
75
50
Pet Coke ($ per ton)
$66.19
2023
2024
2025
Pet Coke

(1)Information used within this chart was obtained from various third-party sources including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, amongst others.
Financial Highlights

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net sales	$606,038	$525,324	$681,477
Less:
Cost of materials and other	106,743	104,141	134,377
Direct operating expenses (1)	254,058	214,222	234,916
Depreciation and amortization	81,867	88,096	79,720
Selling, general, and administrative expenses	33,594	28,414	29,523
Loss on asset disposals	1,118	100	1,533
Operating income	$128,658	$90,351	$201,408

Net income	$98,662	$60,900	$172,433

EBITDA (2)	$210,851	$178,900	$281,095

(1)Exclusive of depreciation and amortization expense.
(2)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the year ended December 31, 2025, the Partnership’s operating income and net income increased $38.3 million and $37.8 million, respectively, compared to the year ended December 31, 2024 primarily due to increased product sales and lower pet coke feedstock costs, partially offset by unfavorable sales volumes driven by the 2025 Coffeyville Turnaround and the 2025 Outages, higher natural gas and ammonia feedstock costs, increased expenses associated with the 2025 Coffeyville Turnaround, higher personnel costs, and unfavorable utility costs due to higher natural gas and electricity prices.
Net Sales - The $80.7 million increase for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to favorable UAN and ammonia pricing which increased revenues by $104.8 million partially offset by reduced sales volumes which decreased revenues by $29.3 million.

December 31, 2025 | 41

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the year ended December 31, 2025 as compared to December 31, 2024:

(in thousands)	Price Variance	Volume Variance
UAN	$79,293	$(16,985)
Ammonia	25,477	(12,341)
Ammonia and UAN sales price variances were favorable primarily due to aforementioned improved pricing and inventory conditions within the Sales Volume and Pricing per Ton discussion above.
Cost of Materials and Other - The $2.6 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to higher natural gas feedstock costs as a result of higher natural gas prices combined with increased ammonia feedstock costs, partially offset by lower pet coke feedstock costs primarily as a result of the 2025 Coffeyville Turnaround and the subsequent downtime due to three weeks of startup issues at the third-party air separation plant at the Coffeyville Facility during the fourth quarter of 2025.
Direct Operating Expenses (exclusive of depreciation and amortization) - The $39.8 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to increased expenses associated with the 2025 Coffeyville Turnaround and, to a lesser extent, was also due to higher personnel costs, increased utility costs, and unfavorable inventory impacts in the current period.
Depreciation and Amortization Expense - The $6.2 million decrease for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to certain assets being fully depreciated during 2024 as a result of depreciation being accelerated, including granular plant production assets related to planned asset retirements, partially offset by additions to property, plant, and equipment and fluctuations in depreciation capitalized to inventory in the current period.
Selling, General, and Administrative Expenses - The $5.2 million increase for the year ended December 31, 2025 as compared to December 31, 2024 was due primarily to higher share-based compensation due to a larger increase in market prices for CVR Partners’ common units compared to the prior period.
Non-GAAP Measures
Our management uses certain non-GAAP measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP financial measures are important factors in assessing our operating results and profitability and include the measures defined below.
The following are non-GAAP measures we present for the years ended December 31, 2025, 2024, and 2023:
EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.
Adjusted EBITDA - EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.
Available Cash for Distribution - EBITDA for the quarter excluding noncash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, turnarounds, debt service and other contractual obligations and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available Cash for Distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.
We present these measures because we believe they may help investors, analysts, lenders, and ratings agencies analyze our results of operations and liquidity in conjunction with our GAAP results, including, but not limited to, our operating performance as compared to other publicly traded companies in the fertilizer industry, without regard to historical cost basis or

December 31, 2025 | 42

financing methods, and our ability to incur and service debt and fund capital and turnaround expenditures. Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable GAAP financial measures. Refer to the “Non-GAAP Reconciliations” included herein for reconciliation of these amounts. Due to rounding, numbers presented within this section may not add or equal to numbers or totals presented elsewhere within this document.
Factors Affecting Comparability of Our Financial Results
Major Scheduled Turnaround Activities
Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to expenses incurred as part of planned turnarounds. We incurred turnaround expenses of $16.7 million, $0.5 million, and $1.8 million during the years ended December 31, 2025, 2024, and 2023, respectively. The next scheduled turnaround is currently set to commence in August 2026 at the East Dubuque Facility.
Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$98,662	$60,900	$172,433
Interest expense, net	30,345	29,827	28,653
Income tax (benefit) expense	(23)	77	289
Depreciation and amortization	81,867	88,096	79,720
EBITDA and Adjusted EBITDA	210,851	178,900	281,095
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(36,337)	(34,173)	(33,885)
Future operating needs (1)	5,000	—	(6,350)
Capital expenditures (2)	(65,565)	(59,114)	(56,400)
Turnaround expenditures, net (3)	(2,878)	(12,947)	(11,543)
Equity method investment (4)	330	(1,155)	15,776
Principal payments on senior secured notes and deferred financing costs	—	—	(500)
Available cash for distribution (5)	$111,401	$71,511	$188,193

Common units outstanding	10,570	10,570	10,570

(1)Amount consists of reserves established by management and approved by the Board for potential future cash needs related to nitrogen fertilizer seasonality, feedstock price volatility, and any known operating events.
(2)Amount consists of maintenance capital expenditures, including additional reserves for future profit and growth projects, net of any releases of previously reserved funds, of $30.7 million, $29.1 million, and $28.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”).
(5)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid cash distributions of $1.75, $2.26, $3.89, and $4.02 per common unit related to the fourth quarter of 2024, and the first, second, and third quarters of 2025, respectively, and declared a cash distribution of $0.37 per common unit related to the fourth quarter of 2025, to be paid in March 2026.

December 31, 2025 | 43

Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, which may include customer cash advances under prepay contracts. As further discussed below, our primary uses of cash are for working capital, capital and turnaround expenditures, servicing debt obligations, and paying distributions to our unitholders.
Considering current market conditions and geopolitical matters, we believe that cash from operations, together with existing cash and cash equivalents, available borrowings, and reserves is sufficient to meet anticipated operating cash requirements for at least the next 12 months. However, future capital expenditures and other cash needs may exceed current expectations due to factors such as rising material and labor costs, inflationary pressures, and interest rate volatility.
In addition, supply chain disruptions, geopolitical instability, commodity price fluctuations, and changes in regulatory policies may negatively impact our operations. Our ability to generate adequate cash flow and access additional financing depends on our future performance, which is subject to various factors—economic, political, financial, and competitive—many of which may be beyond our control. Shifts in U.S. trade policy, global demand dynamics, and tightening credit markets could also affect our financial position.
Subject to business needs, contractual limitations, and market conditions, we may pursue financing strategies such as issuing equity or debt securities, incurring additional borrowings, or refinance existing debt through various means, including open market repurchases, tender offers or privately negotiated transactions. There can be no assurance that any such actions will be undertaken or, if pursued, completed on favorable terms.
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2025 and through the date of filing, as applicable.
Cash and Other Liquidity
As of December 31, 2025, we had cash and cash equivalents of $69.2 million and, combined with $47.9 million available under our ABL Credit Facility, we had total liquidity of $117.1 million. As of December 31, 2024, we had $90.9 million in cash and cash equivalents and, combined with $38.9 million available under our ABL Credit Facility, we had total liquidity of $129.8 million.
Long-term debt consisted of the following:

	December 31,
(in thousands)	2025	2024
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(1,577)	(2,152)
Total long-term debt	$548,423	$547,848

As of December 31, 2025, the Partnership had outstanding its 6.125% Senior Secured Notes, due June 2028 (the “2028 Notes”) and the ABL Credit Facility, the proceeds of which may be used to fund working capital and capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of this Report for further information.
Capital Spending
We divide capital spending needs into two categories: maintenance and growth. Maintenance capital spending includes non-discretionary maintenance projects necessary to maintain safe and reliable operations, including those required to comply with environmental, health, and safety regulations. Growth capital projects generally support the expansion of existing capacity, improvements in reliability, and reductions in direct operating expenses. We undertake growth capital projects selectively, based on strategic priorities and expected returns, and may adjust the timing or scope of such investments in response to market conditions or operational needs.

December 31, 2025 | 44

Our total capital expenditures for the years ended December 31, 2025 and 2024, along with our estimated expenditures for 2026 are as follows:

	Year Ended December 31,		Estimated
(in thousands)	2025	2024	2026
Maintenance capital	$34,855	$30,014	$35,000 - 45,000
Growth capital	22,068	7,049	25,000 - 30,000
Total capital expenditures	$56,923	$37,063	$60,000 - 75,000

Our estimated capital expenditures are subject to change based on changes in project cost, scope, and timing. For example, fluctuations in labor and equipment costs—particularly those related to compliance with government regulations or initiatives aimed at sustaining or enhancing facility profitability. Additionally, we may choose to accelerate or defer certain capital expenditures in response to operational priorities or market conditions from time to time.
Capital spending decisions for CVR Partners are determined by the Board. We continue to actively monitor market conditions and will adjust our capital and turnaround plans as necessary to align with evolving business needs and external factors.
We incurred turnaround expenses of $16.7 million, $0.5 million, and $1.8 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Coffeyville Facility’s scheduled turnaround commenced in early October 2025 and was completed during November 2025. The next scheduled turnaround is set to commence in August 2026 at the East Dubuque Facility at an estimated cost of $30.0 million. Turnaround costs are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization) and are expected to be funded through cash reserves accumulated preceding the turnaround.
Cash Requirements
The following table summarizes our known contractual obligations and other commercial commitments as of December 31, 2025 that are expected to be paid within the next year and thereafter:

	Payments Due by Period
(in thousands)	Short-Term	Long-Term	Total
Debt obligations (1)	$—	$550,000	$550,000
Interest payments related to debt obligations (2)	33,941	50,975	84,916
Operating lease liabilities (3)	4,876	12,021	16,897
Finance lease obligations (3)	3,148	38,188	41,336
Purchase commitments (4)	38,332	57,917	96,249
Transportation agreements (5)	6,437	4,468	10,905
Total cash requirements	$86,734	$713,569	$800,303

(1)Debt obligations consist of the 6.125% Senior Secured Notes due 2028 (“2028 Notes”).
(2)Consists of interest payments for our 2028 Notes and commitment fees on the unutilized commitments of our ABL Credit Facility.
(3)Operating lease liabilities and finance lease obligations are described in Part II, Item 8, Note 6 (“Leases”) of this Report.
(4)Consists primarily of purchase obligations for pet coke, oxygen, nitrogen, and other feedstocks, as well as water and utilities usage.
(5)Includes purchase obligations related to the transportation of feedstocks.
Distributions to Unitholders
The current policy of the Board is to distribute all Available Cash for Distribution, as determined in its sole discretion, on a quarterly basis. Following the end of each quarter, the Board evaluates and determines Available Cash for Distribution, which is generally calculated as EBITDA for the quarter, adjusted to exclude noncash income or expense items, if and to the extent the Board deems such adjustments necessary or appropriate. From this adjusted EBITDA, the Board deducts (i) reserves for maintenance capital expenditures, turnarounds, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs, in each case, as deemed necessary or appropriate in its sole discretion. Available Cash for

December 31, 2025 | 45

Distribution may also be increased by the release of previously established reserves or other excess cash, subject to the Board’s discretion.
Distributions, if any—including the amount, timing, and the Board’s distribution policy—are subject to change at the discretion of the Board. This includes the definition of Available Cash for Distribution and any related reserves, which may be adjusted based on the Board’s judgment and prevailing business concerns. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2025, 2024, and 2023 (amounts presented in the tables below may not add to totals presented due to rounding):

	Year Ended December 31,
(in thousands, except per unit data)	2025	2024	2023
Public unitholders	$76,524	$44,673	$177,759
IEP	3,074	—	—
CVR Energy	46,393	26,037	103,605
Total distributions paid	$125,990	$70,710	$281,364

Distributions per common unit (1)	$11.92	$6.69	$26.62

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the fourth quarter of 2025, upon approval by the Board on February 18, 2026, the Partnership declared a distribution of $0.37 per common unit, or $3.9 million, which is payable March 9, 2026 to unitholders of record as of March 2, 2026. Of this amount, CVR Energy and IEP will receive approximately $1.4 million and $0.1 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$149,638	$150,541	$243,526
Investing activities	(44,087)	(31,892)	(2,722)
Financing activities	(127,165)	(73,071)	(281,864)
Net (decrease) increase in cash and cash equivalents	$(21,614)	$45,578	$(41,060)

Cash Flows from Operating Activities
The change in net cash flows from operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in net income of $37.8 million offset by a decrease in working capital of $38.3 million. The change in working capital was primarily due to unfavorable changes in deferred revenue, partially offset by favorable changes in accounts receivable resulting from unfavorable shifts in customer purchasing patterns due to market volatility and current economic conditions.
Cash Flows from Investing Activities
The change in net cash flows from investing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to a an increase in capital expenditures of $13.7 million during 2025 resulting from an increase in various capital projects in the current period compared to 2024, partially offset by an increase in distributions received from CVR Partners’ equity method investment of $1.5 million in 2025 associated with the 45Q Transaction.

December 31, 2025 | 46

Cash Flows from Financing Activities
The change in net cash flows from financing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was mainly due to an increase in cash distributions paid of $55.3 million in 2025 compared to 2024, partially offset by a decrease in payments related to finance lease obligation of $1.2 million in 2025.
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
Interest Rate Risk
We may be exposed to risk based on changes in interest rates related to our ABL Credit Facility, which bears interest at the daily simple Secured Overnight Financing Rate (“SOFR”) plus a premium. As of December 31, 2025, there was no outstanding borrowings under the ABL Credit Facility or other variable rate borrowings. Further, fixed-rate debt, such as our 2028 Notes, exposes us to changes in the fair value of our debt due to changes in market interest rates, but not our earnings or cash flows.

December 31, 2025 | 47

Based on the 2028 Notes, a hypothetical 50-basis point fluctuation in market interest rates at December 31, 2025 would have resulted in a change of $25.6 million in fair value disclosure. Fixed-rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market.

December 31, 2025 | 48

Item 8.    Financial Statements and Supplementary Data

CVR PARTNERS, LP AND SUBSIDIARIES

December 31, 2025 | 49

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2026, expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2026

December 31, 2025 | 50

Report of Independent Registered Public Accounting Firm
The Board of Directors of CVR GP, LLC
The Unitholders of CVR Partners, LP
The General Partner of CVR Partners, LP:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of CVR Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 18, 2026 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
February 18, 2026

December 31, 2025 | 51

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$69,243	$90,857
Accounts receivable, net	58,956	65,216
Inventories	82,683	75,579
Prepaid expenses	1,498	1,257
Other current assets	1,487	632
Total current assets	213,867	233,541
Property, plant and equipment, net	711,824	735,591
Other long-term assets	43,764	49,592
Total assets	$969,455	$1,018,724
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$44,659	$30,365
Accounts payable to affiliates	3,784	6,213
Deferred revenue	22,980	50,788
Other current liabilities	25,350	23,983
Total current liabilities	96,773	111,349
Long-term liabilities:
Long-term debt and finance lease obligations, net of current portion	569,068	567,974
Long-term deferred revenue	20,621	26,966
Other long-term liabilities	17,252	19,365
Total long-term liabilities	606,941	614,305
Commitments and contingencies (See Note 11)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of December 31, 2025 and 2024, respectively	265,740	293,069
General partner interest	1	1
Total partners’ capital	265,741	293,070
Total liabilities and partners’ capital	$969,455	$1,018,724

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 52

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per unit data)	2025	2024	2023
Net sales	$606,038	$525,324	$681,477
Operating costs and expenses:
Cost of materials and other	106,743	104,141	134,377
Direct operating expenses (exclusive of depreciation and amortization)	254,058	214,222	234,916
Depreciation and amortization	81,867	88,096	79,720
Cost of sales	442,668	406,459	449,013
Selling, general and administrative expenses	33,594	28,414	29,523
Loss on asset disposals	1,118	100	1,533
Operating income	128,658	90,351	201,408
Other (expense) income:
Interest expense, net	(30,345)	(29,827)	(28,653)
Other income (expense), net	326	453	(33)
Income before income taxes	98,639	60,977	172,722
Income tax (benefit) expense	(23)	77	289
Net income	$98,662	$60,900	$172,433

Basic and diluted earnings per common unit	$9.33	$5.76	$16.31

Weighted-average common units outstanding:
Basic and diluted	10,570	10,570	10,570

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 53

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)	Common Units		General Partner Interest	Total Partners’ Capital
	Issued	Amount
Balance at December 31, 2022	10,569,637	$411,810	$1	$411,811
Net income	—	172,433	—	172,433
Cash distributions to common unitholders – Affiliates	—	(103,605)	—	(103,605)
Cash distributions to common unitholders – Non-affiliates	—	(177,759)	—	(177,759)
Balance at December 31, 2023	10,569,637	302,879	1	302,880
Net income	—	60,900	—	60,900
Cash distributions to common unitholders – Affiliates	—	(26,037)	—	(26,037)
Cash distributions to common unitholders – Non-affiliates	—	(44,673)	—	(44,673)
Balance at December 31, 2024	10,569,637	293,069	1	293,070
Net income	—	98,662	—	98,662
Cash distributions to common unitholders – Affiliates	—	(49,467)	—	(49,467)
Cash distributions to common unitholders – Non-affiliates	—	(76,524)	—	(76,524)
Balance at December 31, 2025	10,569,637	$265,740	$1	$265,741

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 54

CVR PARTNERS, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$98,662	$60,900	$172,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,867	88,096	79,720
Amortization of deferred financing costs and original issue discount	730	696	754
Loss on asset disposals	1,118	100	1,533
Share-based compensation	9,805	4,898	8,235
Other adjustments	(65)	76	222
Changes in working capital:
Accounts receivable	6,260	(23,323)	27,501
Inventories	(7,803)	(5,677)	6,704
Prepaid expenses and other current assets	(673)	1,714	1,411
Accounts payable	5,735	(5,599)	(23,831)
Deferred revenue	(34,153)	28,647	(23,491)
Other current liabilities	(11,845)	13	(7,665)
Net cash provided by operating activities	149,638	150,541	243,526
Cash flows from investing activities:
Capital expenditures	(50,802)	(37,074)	(24,196)
Proceeds from the sale of assets	54	4	—
Return of equity method investment	6,661	5,178	21,474
Net cash used in investing activities	(44,087)	(31,892)	(2,722)
Cash flows from financing activities:
Cash distributions to common unitholders – Affiliates	(49,467)	(26,037)	(103,605)
Cash distribution to common unitholders – Non-affiliates	(76,524)	(44,673)	(177,759)
Other financing activities	(1,174)	(2,361)	(500)
Net cash used in financing activities	(127,165)	(73,071)	(281,864)
Net (decrease) increase in cash and cash equivalents	(21,614)	45,578	(41,060)
Cash and cash equivalents, beginning of period	90,857	45,279	86,339
Cash and cash equivalents, end of period	$69,243	$90,857	$45,279

The accompanying notes are an integral part of these consolidated financial statements.

December 31, 2025 | 55

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
Interest Holders
CVR Partners’ common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “UAN”. As of December 31, 2025, public common unitholders held approximately 60.6% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 36.8% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner, CVR GP, LLC, (“General Partner”) interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held approximately 2.6% of the outstanding limited partner interests. As of December 31, 2025, IEP owned approximately 70% of the common stock of CVR Energy, and as a result, IEP beneficially owns approximately 40% of the Partnership’s outstanding limited partner interests.
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
Subsequent Events
The Partnership evaluated subsequent events, if any, that would require an adjustment to the Partnership’s consolidated financial statements or require disclosure in the notes thereto through the date of issuance. Where applicable, the notes to these consolidated financial statements have been updated to reflect all significant subsequent events which have occurred.
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

December 31, 2025 | 56

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ongoing basis, based on currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and investments in highly liquid money market accounts with original maturities of three months or less. We maintain cash and cash equivalent balances at multiple financial institutions, which may at times be in excess of federally insured levels.
Accounts Receivable, net
Accounts receivable, net primarily consists of customer accounts receivable recorded at the invoiced amounts and generally do not bear interest. Allowances for doubtful accounts are based on historical loss experience, expected credit losses from current economic conditions, and management’s expectations of future economic conditions. The allowance is recorded when the receivable is deemed uncollectible and is booked to bad debt expense. The largest concentration of credit for any one customer was approximately 29% and 25% of the Accounts receivable, net balance at December 31, 2025 and 2024, respectively. There was no balance in the allowance for doubtful accounts as of December 31, 2025 and December 31, 2024.
Inventories
Inventories consist of fertilizer products and raw materials (primarily pet coke), which are valued at the lower of GAAP First-In, First-Out (“FIFO”) cost or net realizable value. We compare the estimated realizable value of inventories to their cost by product. Depending on inventory levels, the estimated per-ton net realizable value of fertilizer products is determined using observable selling prices based on, in order of priority, in-transit, open, and fixed-price orders that have not shipped. For any inventory volumes not supported by such orders, management estimates the net realizable value using market-based prices obtained from third-party sources that are closest to the date the inventory is expected to be sold. Estimated selling prices are reduced, as applicable, by unreimbursed freight costs and other predictable selling costs to arrive at net realizable value. There were no inventory adjustments recognized during the years ended December 31, 2025, 2024, and 2023.
Inventories also include parts and supplies that are valued at the weighted moving-average cost, which approximates FIFO. The cost of inventories includes inbound freight costs.
Property, Plant and Equipment, net
Additions to property, plant and equipment, including certain costs allocable to construction and property purchases, are recorded at cost. Interest costs are capitalized in accordance with ASC 835-20. The interest capitalization rate is calculated for each individual segment by dividing the interest expense on senior secured notes by the senior notes balance of the previous year. The capitalization rate is applied to the carrying amount of expenditures to determine the amount of interest to be capitalized each month. Expenditures for improvements that increase economic benefit or returns and/or extend useful life are capitalized, while expenditures for routine maintenance and repair costs are expensed when incurred and are reported in Direct operating expenses (exclusive of depreciation and amortization) in the Partnership’s Consolidated Statements of Operations. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of depreciable assets. The lives used in computing depreciation for significant asset classes are as follows:

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

December 31, 2025 | 57

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On a quarterly basis, or when a triggering event has been identified, the Partnership assesses its equity method investments for other-than-temporary impairment. If it is determined that an other-than-temporary impairment has occurred, the Partnership records an impairment charge in Other income (expense), net on the Consolidated Statements of Operations sufficient to reduce the investment’s carrying value to its fair value, resulting in a new cost basis on the Consolidated Balance Sheets.
Leases
At inception, the Partnership determines whether an arrangement is a lease and, if so, the appropriate lease classification. Operating leases are included as operating lease ROU assets within Other long-term assets and lease liabilities within Other current liabilities and Other long-term liabilities on our Consolidated Balance Sheets. Finance leases are included as ROU finance leases within Property, plant and equipment, net, and finance lease liabilities within Other current liabilities and Long-term debt and finance lease obligations, net of current portion on our Consolidated Balance Sheets. Leases with an initial expected term of 12 months or less are considered short-term and are not recorded on our Consolidated Balance Sheets. The Partnership recognizes operating lease expense on a straight-line basis over the lease term within Direct operating expenses (exclusive of depreciation and amortization) and Cost of materials and other and finance lease expense using the effective-interest method over the lease term within Depreciation and amortization and Interest expense, net.
ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of minimum lease payments over the lease term using an incremental borrowing rate with a maturity similar to the lease term. The lease term is modified to reflect options to extend or terminate the lease when it is reasonably certain we will exercise such option. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise, in which case the depreciation policy in the “Property, Plant and Equipment, net” section above is applicable. The periodic lease payments are treated as payments of the lease obligation. A lease modification is assessed to conclude whether it is a separate new contract or a modified contract. If it is a modified contract, the Partnership reconsiders the lease classification and remeasures the lease.
Deferred Financing Costs
Lender and other third-party costs associated with debt issuances are deferred and amortized to Interest expense, net using the effective-interest method over the term of the debt and, depending on maturity, are included within Current portion of long-term debt and finance lease obligations and Long-term debt and finance lease obligations, net of current portion. Deferred financing costs related to line-of-credit arrangements are amortized using the straight-line method through the maturity date of the facility and, depending on maturity, are included within Other current assets and Other long-term assets.
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

December 31, 2025 | 58

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability is recorded when there is a legal or contractual obligation to incur costs to retire the asset and only when a reasonable estimate of the fair value can be made.
Manufacturing and other processing assets can be used for extended or indeterminate periods of time with proper maintenance and upgrades, which the Partnership intends, and has a historical practice of, to support functionality of these assets as technological advances are made available. As a result, since the dates to retire these assets cannot be reasonably estimated, the Partnership believes these assets have indeterminate lives for purposes of estimating AROs. A liability is recognized when sufficient information exists to estimate a date or range of potential settlement dates needed to employ a present value technique to estimate fair value.
Loss Contingencies
In the ordinary course of business, CVR Partners may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss will be incurred and the loss can be reasonably estimated. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets depending on when the Partnership expects to expend such amounts and are adjusted as additional information becomes available or upon a change in circumstance, as applicable.
Insurance recoveries and recoveries related to loss contingencies are recognized as receivables in Other current assets only when an enforceable contract is in place covering the loss event and realization of the claim underlying the recovery is probable. The probable recovery asset is not netted against potential liabilities.
Environmental, Health & Safety (“EH&S”) Matters
The Partnership is subject to various stringent federal, state, and local environmental, health, and safety rules and regulations. Liabilities related to future remediation costs of past environmental contamination of properties are recognized when the related costs are considered probable and can be reasonably estimated. Estimates of these costs are based upon currently available facts, internal and third-party assessments of contamination, available remediation technology, site-specific costs, and currently enacted laws and regulations. In reporting environmental liabilities, no offset is made for potential recoveries. Loss contingency accruals, including those for environmental remediation, are subject to periodic management review and revision as further information develops or circumstances change and such accruals can take into account the legal liability of other parties. Environmental expenditures for capital assets are capitalized at the time of the expenditure when such costs provide future economic benefits. Accrued amounts, if any, are reflected in Other current liabilities or Other long-term liabilities on our Consolidated Balance Sheets depending on when the Partnership expects to expend such amounts. As of December 31, 2025 and 2024, no liabilities have been recognized for environmental remediation matters, as no matters have been identified that are considered to be probable and estimable.
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

December 31, 2025 | 59

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cost Classifications
Cost of materials and other consists primarily of feedstock expenses, purchased ammonia, purchased hydrogen, and freight and distribution expenses. Direct operating expenses (exclusive of depreciation and amortization) consist primarily of energy and other utility costs, direct costs of labor, property taxes, facility-related maintenance services, including turnaround expenses, and environmental and safety compliance costs, as well as catalyst and chemical costs. Each of these financial statement line items are also impacted by changes in inventory balances, as they include inventory production costs. Direct operating expenses also include allocated share-based compensation from CVR Energy and its subsidiaries. Selling, general and administrative expenses consist primarily of legal expenses, treasury, accounting, marketing, human resources, information technology, and maintaining the corporate and administrative offices in Texas and Kansas.
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
Turnaround Expenses
Turnarounds represent major maintenance activities that require the shutdown of significant parts of a facility to perform necessary inspections, cleanings, repairs, and replacements of assets. Costs incurred for routine repairs and maintenance or unplanned outages at our Facilities are expensed as incurred. Planned turnaround activities vary in frequency, dependent on our Facilities, but generally occur every three years.
The Partnership follows the direct-expense method of accounting for turnaround activities, with associated costs included in Direct operating expenses (exclusive of depreciation and amortization) on our Consolidated Statements of Operations. During the years ended December 31, 2025, 2024, and 2023, the Partnership incurred turnaround expenses of $16.7 million, $0.5 million, and $1.8 million, respectively.
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

December 31, 2025 | 60

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
New Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law, making significant amendments to federal tax law, including permanently extending several provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The Partnership benefited from the permanent extension of certain TCJA provisions; however, the impact to its income tax balances was immaterial. The Partnership will continue to monitor developments and evaluate any potential future impacts related to the OBBB.
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. Effective with this Report, the Partnership adopted this ASU and determined the impact of this ASU to be immaterial for the periods presented. Therefore, no additional disclosures were deemed necessary.
Recently Issued Accounting Pronouncements But Not Yet Implemented
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Partnership continues to evaluate the impact of adopting this new accounting guidance but anticipates that the adoption will primarily affect disclosures and it will not have a material impact on the results of operations, financial condition or cash flows.
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

December 31, 2025 | 61

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retrospective application to comparative periods is optional, and early adoption is permitted. The Partnership is evaluating the potential impacts of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

	December 31,
(in thousands)	2025	2024
Finished goods	$15,841	$17,066
Raw materials	1,058	2,755
Parts, supplies and other	65,784	55,758
Total inventories	$82,683	$75,579
(4) Property, Plant and Equipment
Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Machinery and equipment	$1,440,354	$1,435,691
ROU finance lease	25,543	25,076
Buildings and improvements	18,369	18,188
Automotive equipment	16,279	16,279
Land and improvements	15,266	14,959
Construction in progress	48,370	30,623
Other	3,467	2,939
	1,567,648	1,543,755
Less: Accumulated depreciation and amortization	(855,824)	(808,164)
Total property, plant and equipment, net	$711,824	$735,591
For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expenses related to property, plant, and equipment was $80.5 million, $87.1 million, and $78.9 million, respectively, and capitalized interest was $1.6 million, $1.0 million, and $0.5 million, respectively.
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

December 31, 2025 | 62

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(“Revenue”) for further discussion. The Partnership has elected to record its share of the earnings or loss of CVRP JV one quarter in arrears. Distributions received from CVRP JV reduce the Partnership’s equity method investment and are recorded in the period they are received. The investment in CVRP JV is presented within Other long-term assets on our Consolidated Balance Sheets.

(in thousands)	CVRP JV
Balance at December 31, 2023	$24,518
Cash contributions	14
Cash distributions (1)	(5,193)
Equity loss	(11)
Balance at December 31, 2024	19,328
Cash contributions	4
Cash distributions (1)	(6,665)
Equity loss	(14)
Balance at December 31, 2025	$12,653

(1)Includes distributions of $3.2 million and $2.2 million to the Partnership for CVRP JV exceeding certain carbon oxide capture and sequestration milestones during 2024 and 2023, respectively.
(6) Leases
Lease Overview
We lease railcars, equipment, real estate, and certain facilities to support the Partnership’s operations. Most of our leases include one or more renewal options to extend the lease term, which can be exercised at our sole discretion. Certain leases also include options to purchase the leased asset. Additionally, certain of our lease agreements include rental payments, which are adjusted periodically for factors such as inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Furthermore, we do not have any material lessor or sub-leasing arrangements.
Balance Sheet Summary as of December 31, 2025 and 2024
The following table summarizes the ROU asset and lease liability balances for the Partnership’s operating and finance leases at December 31, 2025 and 2024.

(in thousands)	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU asset, net
Equipment, real estate and other	$1,947	$24,488	$1,794	$24,995
Railcars	14,339	—	16,357	—
Lease liability
Equipment, real estate and other	$562	$21,423	$231	$21,003
Railcars	13,916	—	16,168	—

December 31, 2025 | 63

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Expense Summary for the Years Ended December 31, 2025, 2024, and 2023
For the years ended December 31, 2025, 2024, and 2023, we recognized lease expense comprised of the following components:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease expense	$6,083	$5,542	$4,664
Finance lease expense:
Amortization of ROU asset	974	81	—
Interest expense on lease liability	2,396	231	—
Short-term lease expense	2,218	2,789	3,022

Lease Terms and Discount Rates
The following outlines the remaining lease terms and discount rates used in the measurement of the ROU assets and lease liabilities of the Partnership’s operating leases at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	3.9 years	13.6 years	4.5 years	14.6 years
Weighted-average discount rate	7.8%	11.3%	7.3%	11.3%

Maturities of Lease Liabilities
The following summarizes the remaining minimum lease payments through maturity of the Partnership’s lease liabilities at December 31, 2025:

(in thousands)	Operating Leases	Finance Leases
Year Ending December 31,
2026	$4,876	$3,148
2027	4,884	3,148
2028	2,847	3,148
2029	1,959	3,148
2030	1,657	3,148
Thereafter	674	25,596
Total lease payments	16,897	41,336
Less: Imputed interest	(2,419)	(19,913)
Total lease liability	$14,478	$21,423

December 31, 2025 | 64

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Personnel accruals	$10,948	$9,693
Operating lease liabilities	4,261	4,041
Share-based compensation	2,248	1,339
Accrued taxes other than income taxes	1,948	1,332
Accrued interest	1,481	2,531
Sales incentives	1,245	1,338
Current portion of finance lease obligation	778	877
Other accrued expenses and liabilities	2,441	2,832
Total other current liabilities	$25,350	$23,983

(8) Long-Term Debt
Long-term debt and finance lease obligations consisted of the following:

	December 31,
(in thousands)	2025	2024
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligation, net of current portion	20,645	20,126
Unamortized debt issuance costs	(1,577)	(2,152)
Total long-term debt and finance lease obligations, net of current portion	569,068	567,974
Current portion of finance lease obligation	778	877
Total long-term debt and finance lease obligations, including current portion	$569,846	$568,851

(1)The estimated fair value of the 2028 Notes, defined below, was approximately $551.4 million and $533.5 million as of December 31, 2025 and 2024, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of December 31, 2025	Outstanding Letters of Credit	Available Capacity as of December 31, 2025	Maturity Date
ABL Credit Facility	$47,931	$—	$—	$47,931	September 26, 2028
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

December 31, 2025 | 65

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Covenant Compliance
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of December 31, 2025.

December 31, 2025 | 66

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Revenue
The following table presents the Partnership’s revenue, disaggregated by major products:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Ammonia	$143,089	$129,952	$161,004
UAN	374,316	312,008	431,451
Urea products	37,384	30,449	28,730
Other revenue (1)	51,249	52,915	60,292
Total revenue	$606,038	$525,324	$681,477

(1)Consists mainly of freight revenue and includes sales of carbon oxide (“CO”) made in connection with the 45Q Transaction, as well as the noncash consideration received, which is recognized as the performance obligation associated with the CO Contract is satisfied over its term through April 2030. Revenue from the CO Contract is recognized over time based on carbon oxide volumes measured at delivery.

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
As of December 31, 2025, the Partnership had approximately $3.6 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $3.3 million of these performance obligations as revenue by the end of 2026 and an additional $0.3 million in 2027.
Contract Balances
During the years ended December 31, 2025 and 2024, the Partnership recognized revenue of $50.5 million and $15.7 million, respectively, that was included in the deferred revenue balances of $77.8 million and $49.1 million as of December 31, 2024 and 2023, respectively. Accounts receivable from contracts with customers was $57.9 million, $63.1 million, and $39.6 million as of December 31, 2025, 2024, and 2023, respectively.
Major Customers
CVR Partners had two customers that comprised 10% or more of net sales at approximately 15% and 13% for the year ended December 31, 2025 and 13% and 12% for the year ended December 31, 2023. CVR Partners had one customer that accounted for 10% or more of net sales at approximately 14% for the year ended December 31, 2024.
(10) Share-Based Compensation
CVR Partners has a Long-Term Incentive Plan (the “CVR Partners LTIP”) that permits the granting of options, unit appreciation rights, distribution equivalent rights; restricted and phantom units, and other unit-based awards to the employees, officers, consultants and directors of CVR Partners and its subsidiaries. The Partnership had 0.5 million units available for future grants under the CVR Partners LTIP at December 31, 2025.
The Partnership has issued long-term phantom unit awards under the CVR Partners LTIP, which represent the right to receive for each phantom unit, upon vesting, at the election of the Compensation Committee of the Board, (i) one CVR Partners common unit together with the per unit value of all distributions declared and paid on CVR Partners common units, from the grant date through the vesting date, or (ii) a cash payment equal to the average fair market value of one CVR Partners common unit calculated in accordance with the award agreement, plus the per unit value of all distributions declared and paid on CVR Partners common units from the grant date through the vesting date, both subject to the terms of the applicable award agreement (“LTIP Awards”).

December 31, 2025 | 67

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership has also issued long-term, cash phantom unit awards in connection with (but not under) the CVR Partners LTIP (the “Share-Based Cash Awards” and together with the LTIP Awards, “Share-Based Awards”). These Share-Based Cash Awards represent the right to receive for each phantom unit, upon vesting, a cash payment equal to (i) the average fair market value of one CVR Partners common unit, calculated in accordance with the award agreement, plus (ii) the per share value of all distributions declared and paid on CVR Partners common units from the grant date through the vesting date, subject to the terms of the applicable award agreement.
The Share-Based Awards are graded-vesting awards, which vest over three years with one-third of the award vesting each year provided the grantee remains employed by the Partnership and its subsidiaries on the applicable vesting date. Compensation expense is recognized ratably, based on service provided to the Partnership and its subsidiaries, with the amount recognized fluctuating as a result of the Share-Based Awards being remeasured to fair value at the end of each reporting period due to their liability-award classification. As of December 31, 2025, all outstanding Share-Based Awards were liability-classified under ASC 718 and, therefore, do not represent potentially dilutive securities.
A summary of the Share-Based Award activity during the year ended December 31, 2025 is presented below:

(in thousands, except per unit data)	Units (1)(2)	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2024	109,087	$74.70	$8,286
Granted	49,065	93.56
Vested	(47,032)	77.78
Forfeited	(4,937)	74.69
Non-vested at December 31, 2025	106,183	$82.05	$10,884

(1)Units reflected above are phantom units awarded by the Partnership and do not include any incentive units granted by CVR Energy for which it shares in the expense.
(2)All units granted are LTIP Awards issued under the CVR Partners LTIP. The remainder of the outstanding and unvested units, as well as the vested and forfeited units, were issued as Share-Based Cash Awards in connection with (and not under) the CVR Partners LTIP.

Unrecognized compensation expense associated with the Share-Based Awards at December 31, 2025 was approximately $7.6 million, which is expected to be recognized over a weighted average period of 1.7 years. Compensation expense recorded for the years ended December 31, 2025, 2024, and 2023 related to these awards was $6.8 million, $4.6 million, and $6.4 million, respectively.
As of December 31, 2025 and 2024, the Partnership had a liability of $2.9 million and $1.8 million, respectively, for non-vested Share-Based Awards and associated distribution equivalent rights, and for the years ended December 31, 2025, 2024, and 2023, paid $4.3 million, $3.3 million, and $12.6 million, respectively, to settle Share-Based Awards upon vesting.
Incentive Unit Awards — CVR Energy
CVR Energy grants awards of incentive units and dividend equivalent rights to certain of its officers and employees and those of its subsidiaries, including officers of the Partnership’s subsidiaries, who provide shared services for CVR Energy and its subsidiaries. Costs related to these incentive unit awards are allocated to the Partnership based on time spent on Partnership business. Total compensation expense allocated to the Partnership for the years ended December 31, 2025, 2024, and 2023 related to the incentive units was $4.4 million, $1.4 million and $3.4 million, respectively.
The Partnership had no separate liabilities related to these incentive unit awards as of December 31, 2025 and 2024, as the allocation of compensation expense for incentive unit awards is part of the amount charged to the Partnership under the Corporate Master Service Agreement (“Corporate MSA”). For the years ended December 31, 2025, 2024, and 2023, the Partnership had no reimbursements related to its allocated portion of CVR Energy’s incentive unit awards payments. See Note 13 (“Related Party Transactions”) for further discussion of the Corporate MSA.

December 31, 2025 | 68

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Unit Awards
A performance award agreement effective November 1, 2017, as amended on December 22, 2021 between CVR Energy and our former Executive Chairman (the “PU Award”) represents our former Executive Chairman’s right to receive upon vesting, a cash payment equal to $10.0 million if the average closing price of CVR Energy’s common stock over the 30-day trading period from January 6, 2025 through February 20, 2025 is equal to or greater than $60 per share (subject to any equitable adjustments required to account for splits, dividends, combinations, acquisitions, dispositions, recapitalizations, and the like). The Performance Cycle (as such term is defined in the PU Award) ended on December 31, 2024, and the measurement period thereunder expired on February 20, 2025. The condition under the PU Award was not achieved, and no amounts were paid thereunder. No compensation costs related to the PU Award were recognized for the years ended December 31, 2025, 2024, and 2023.
Other Benefit Plans
CVR Energy sponsors and administers two defined contribution 401(k) plans, the CVR Energy 401(k) Plan and the CVR Energy 401(k) Plan for Represented Employees (collectively, the “Plans”), in which employees of the General Partner, CVR Partners and its subsidiaries may participate. Participants in the Plans may elect to contribute a designated percentage of their eligible compensation in accordance with the Plans, subject to statutory limits. CVR Partners provides a matching contribution of 100% of the first 6% of eligible compensation contributed by participants. Participants in both Plans are immediately vested in their individual contributions. The Plans provide for a three-year vesting schedule for the Partnership’s matching contributions and contain a provision to count service with predecessor organizations. The Partnership had contributions under the Plans of $2.8 million, $2.5 million, and $2.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(11) Commitments and Contingencies
Unconditional Purchase Obligations
The minimum required payments for unconditional purchase obligations, as defined in ASC 440, Commitments, related to ancillary production supplies and transportation are as follows:

(in thousands)	Unconditional Purchase Obligations
Year Ending December 31,
2026	$4,120
2027	4,120
2028	4,120
2029	4,120
2030	4,120
Thereafter	36,047
$56,647
Expenses associated with these obligations are included in Direct operating expenses (exclusive of depreciation and amortization), and, for the years ended December 31, 2025, 2024, and 2023, totaled $4.1 million, $3.9 million, and $3.7 million, respectively.
Litigation
CRNF Ammonia Release - CVR Energy, CVR Partners and certain of their affiliates have been served with several lawsuits filed in state courts in Fort Bend County, Texas and/or received demand letters each alleging damages arising from an ammonia release that occurred at the Coffeyville Facility in October 2025, following which multiple individuals were transported to hospitals for evaluation and treatment. As these matters are in their earliest stages, the Partnership cannot yet determine whether these matters could have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.

December 31, 2025 | 69

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kansas Environmental Claims - In January 2026, a lawsuit was filed in the United States District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville and a purported class of similarly situated persons seeking compensatory and punitive damages in excess of $5 million for nuisance and other equitable relief arising from alleged environmental abuse from operations at CVR Energy’s Coffeyville refinery and the Coffeyville Facility. On February 3, 2026, the Kansas Defendants were served with the lawsuit. The Kansas Defendants dispute the claims and intend to vigorously defend themselves. As this matter is in its earliest stages, the Partnership cannot yet determine whether this lawsuit could have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.
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
The CODM evaluates the performance of the Nitrogen Fertilizer Segment and decides how to allocate resources based on net income, which is reported in the Consolidated Statements of Operations. The CODM uses net income to assess the income generated by the Nitrogen Fertilizer Segment and to decide whether to recommend that the Board reinvest profits into the Partnership or pay distributions. Net income is also used to analyze performance against the budget and the Partnership’s competitors.
While segment assets are not reported to, or used by, the CODM to allocate resources or to assess performance of the segment, total assets are disclosed in the Consolidated Balance Sheets.
The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net sales	$606,038	$525,324	$681,477
Less:
Feedstocks	58,715	55,427	76,831
Distribution costs	49,304	49,898	52,036
Other costs of materials (1)	(1,276)	(1,184)	5,510
Cost of materials and other	106,743	104,141	134,377
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	237,336	213,736	233,138
Turnaround expenses	16,722	486	1,778
Depreciation and amortization	81,867	88,096	79,720
Selling, general and administrative expenses	33,594	28,414	29,523
Interest expense	35,837	34,044	34,317
Interest income	(5,492)	(4,217)	(5,664)
Other segment items (2)	769	(276)	1,855
Net income	$98,662	$60,900	$172,433

Capital expenditures	$56,923	$37,063	$29,081

(1)Other costs of materials includes inventory cost adjustments and lease expense.
(2)Other segment items includes (gain) loss on asset disposal, other (income) expense, and income tax expense.

December 31, 2025 | 70

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Omnibus Agreement
We are party to an omnibus agreement with CVR Energy and our General Partner, pursuant to which we have agreed that CVR Energy will have a preferential right to acquire any assets or group of assets that do not constitute assets used in a fertilizer restricted business. In determining whether to exercise any preferential right under the omnibus agreement, CVR Energy will be permitted to act in its sole discretion, without any fiduciary obligation to us or the unitholders whatsoever. These obligations will continue so long as CVR Energy owns at least 50% of our General Partner. There was no activity reported under this agreement during the years ended December 31, 2025, 2024, and 2023.
Coffeyville Master Services Agreement (“Coffeyville MSA”)
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
Corporate MSA
Under the Corporate MSA, the General Partner and the Partnership and its subsidiaries, as “service recipients” thereunder, obtain certain management and other administrative and professional services from CVR Services, LLC. The Corporate MSA provides for payment by each service recipient, including the General Partner and the Partnership and its subsidiaries, of a monthly fee for goods and services supplied thereunder, subject to an annual true up, as well as pass-through of any direct costs incurred on behalf of a service recipient without markup. Any party may terminate the Corporate MSA upon at least 90 days’ notice.
Environmental Agreement
CRNF and certain of CVR Energy’s subsidiaries are parties to an environmental agreement which provides for certain indemnification and access rights in connection with environmental matters affecting CVR Energy’s Coffeyville refinery and the Coffeyville Facility. To the extent that liability arises from environmental contamination that is caused by the Coffeyville refinery but is also commingled with environmental contamination caused by the Coffeyville Facility, the Coffeyville refinery may elect, in its sole discretion and at its own cost and expense, to perform government mandated environmental activities relating to such liability, subject to certain conditions and provided that it does not waive any rights to indemnification or compensation otherwise provided for in the agreement. No liability under this agreement was recorded as of December 31, 2025 and 2024.
Terminal and Operating Agreement
CRNF is part of a lease and operating agreement with an affiliated CVR Energy subsidiary, under which it leases the premises located at Phillipsburg, Kansas to be utilized as a UAN terminal. The initial term of the agreement will expire in May 2032, provided, however, CRNF may terminate the lease at any time during the initial term by providing 180 days prior written notice. In addition, this agreement will automatically renew for successive five-year terms, provided that CRNF may terminate the agreement during any renewal term with at least 180 days written notice. Under the terms of this agreement, CRNF will pay for UAN placed into and taken out of the terminal, as well as to lease the premises.

December 31, 2025 | 71

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Activity
Activity associated with the Partnership’s related party arrangements for the years ended December 31, 2025, 2024, and 2023 is summarized below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Sales to related parties: (1)
CVR Energy subsidiary	$1,219	$1,395	$4
CVRP JV	2,188	2,690	3,613
Expenses from related parties: (2)
CVR Energy subsidiary	12,900	13,890	21,336
CVR Services	29,416	27,227	28,505

	December 31,
	2025	2024
Due to related parties (3)	$3,784	$6,213

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
Distributions to CVR Partners’ Unitholders
The Board has a policy for the Partnership to distribute all available cash, as determined in its sole discretion, generated on a quarterly basis. Cash distributions are made to the common unitholders of record on the applicable record date, generally within 60 days after the end of each quarter. Available cash for distribution for each quarter is determined by the Board following the end of such quarter and may be adjusted through reserves based on the Board’s judgment and prevailing business concerns.
Distributions, if any—including the amount, timing, and the Board’s distribution policy—are subject to change at the discretion of the Board. The following table presents distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2025, 2024, and 2023 (amounts presented in table below may not add to totals presented due to rounding):

	Year Ended December 31,
(in thousands, except per unit data)	2025	2024	2023
Public unitholders	$76,524	$44,673	$177,759
IEP	3,074	—	—
CVR Energy	46,393	26,037	103,605
Total distributions paid	$125,990	$70,710	$281,364

Distributions per common unit (1)	$11.92	$6.69	$26.62

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the fourth quarter of 2025, upon approval by the Board on February 18, 2026, the Partnership declared a distribution of $0.37 per common unit, or $3.9 million, which is payable March 9, 2026 to unitholders of record as of March 2, 2026. Of this

December 31, 2025 | 72

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount, CVR Energy and IEP will receive approximately $1.4 million and $0.1 million, respectively, with the remaining amount payable to public unitholders.
(14) Supplemental Cash Flow Information
Cash flows related to income taxes, interest, leases, and capital expenditures included in accounts payable are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosures:
Cash paid for income taxes, net of refunds	$41	$84	$281
Cash paid for interest	36,754	34,135	34,083
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,282	4,981	3,786
Operating cash flows from finance leases	2,316	213	—
Financing cash flows from finance leases	1,174	2,361	—
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	6,121	(11)	4,885
ROU assets obtained in exchange for new or modified operating lease liabilities	475	8,143	—
ROU assets obtained in exchange for new or modified finance lease liabilities	—	25,307	—

December 31, 2025 | 73

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
The Partnership has evaluated, under the direction and with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting.
The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Partnership’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that internal control over financial reporting was effective as of December 31, 2025. The Partnership’s independent registered public accounting firm, that audited the consolidated financial statements included herein under Part II, Item 8 of this Report, has issued a report on the effectiveness of the Partnership’s internal control over financial reporting. This report can be found under Part II, Item 8 of this Report.
Changes in Internal Control Over Financial Reporting.
There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B.    Other Information
On February 13, 2026, the Compensation Committee of the Board adopted the CVR Partners, LP 2026 Performance Based Bonus Plan - Fertilizer (the “2026 UAN Plan”), which applies to all eligible employees of our subsidiaries and contains terms substantially equivalent to the CVR Partners, LP 2025 Performance Based Bonus Plan - Fertilizer. The 2026 UAN Plan will be filed with the Partnership’s Quarterly Report on Form 10-Q for the period ending March 31, 2026.
During the three months ended December 31, 2025, no director or officer of the General Partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

December 31, 2025 | 74

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Management of CVR Partners, LP
As a publicly traded partnership, CVR Partners, LP (the “Partnership”) is managed by our general partner, CVR GP, LLC (“General Partner”), either directly by its board of directors (the “Board”), by the General Partner’s executive officers (who are appointed by the Board) or by our General Partner’s sole member, UAN Services, LLC (“UAN Services” or the “GP Sole Member”) an indirect wholly owned subsidiary of CVR Energy, Inc. (“CVR Energy”), subject to the terms and conditions specified in our partnership agreement. Limited partners are not entitled to directly or indirectly participate in our management or operations. Neither our General Partner nor the members of its Board are elected by our unitholders, and none are subject to re-election on a regular basis in the future.
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
The Board
As of December 31, 2025, the Board consisted of three directors affirmatively determined by the Board to be independent, non-employee directors (Kevan Vick, Brian A. Goebel, and Alexander Nickolatos); one non-management director who is employed with Icahn Enterprises L.P. (“IEP”) (Robert E. Flint); as well as two directors who are or were executive officers of our General Partner (Mark A. Pytosh, our President and Chief Executive Officer, and David L. Lamp, our Executive Chairman). During 2025, four other individuals served on the Board until their removal in October 2025 (Jordan Bleznick, who was a former employee of IEP; and Donna Ecton, Frank Muller and Peter Shea, each of whom were affirmatively determined by the Board to be independent). The Board is led by its Chairman, Mr. Flint. As required by our Corporate Governance Guidelines, the Board oversees the business of the Partnership, including its fundamental financial and business strategies and major corporate actions, significant risks facing the Partnership and its risk management activities. The Board also periodically evaluates its composition, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board believes its current structure and composition is best for the Partnership and its unitholders at this time. All actions of the Board, or any committee thereof, require either (i) the affirmative vote of at least a majority of the directors (or members of such committee) present or (ii) the unanimous written consent (in lieu of meeting) of the directors (or members of such committee). The directors of our General Partner hold office until the earlier of their death, resignation or removal.
Board Meetings, Attendance and Executive Sessions
In 2025, the Board met six times and acted by written consent four times. Each of the directors who served during 2025 attended 100% of the meetings of the Board and committees on which he or she served during their respective tenure.
To promote open discussion among non-management and independent directors, we schedule regular executive sessions in which our non-management directors meet without management participation, as well as when our independent directors meet without management or any directors affiliated with IEP. Our non-management and independent directors met during eight and six executive sessions, respectively, in 2025. The chair of the Board’s Audit Committee presided over the executive sessions held by our non-management and independent directors.

December 31, 2025 | 75

The following table set forth the names, positions, ages, and a description of the backgrounds, experience, and qualifications of our directors,1 as of February 18, 2026:

Robert E. Flint
Director, Chairman of the Board

Age: 48	Key Skills and Expertise:
Director since: October 2025	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Legal/Regulatory/Compliance	✓ Human Resources/Executive Compensation ✓ Risk Management ✓ Information Technology/Cybersecurity

Career Highlights:
Board Committees:	❖ Icahn Enterprises L.P., Chief Accounting Officer (since January 2024); Director of Accounting (2021 – 2023); Chief Audit Executive (2020 – 2021)
Compensation (Chair) Special	Other Public Company Directorships (current): CVR Energy, Inc. (since March 2025); Viskase Companies, Inc. (since March 2025)

Other Professional Experience and Community Involvement: Director, Atlantic Coast Entertainment Holdings LLC and New Seabury Homes LLC (since March 2025); Director, Icahn Automotive Group LLC (since September 2024); Director for Vivus LLC, WestPoint Home LLC, IE HCR LLC and the Pep Boys-Manny, Moe & Jack Holding Corp. (since July 2024); Director, AEP PLC LLC (since April 2024); Director, 767 Auto Leasing LLC (since February 2024); Director, New Seabury Resources Management, Inc. (since June 2022). Experience in corporate finance and accounting, investor relations, risk management, and serving in board and key leadership roles with both public and private entities.

Education: University of Dayton School of Business Administration, B.S. in Accounting & Finance

(1)Each of 767 Auto Leasing LLC, AEP PLC LLC, Atlantic Coast Entertainment Holdings LLC, CVR Energy, Icahn Automotive Group LLC, Icahn Enterprises L.P., IE HCR LLC, New Seabury Homes LLC, New Seabury Resources Management, Inc., The Pep Boys-Manny, Moe & Jack Holding Corp., Viskase Companies, Inc., Vivus LLC and WestPoint Home LLC are directly or indirectly controlled by Mr. Carl Icahn.

December 31, 2025 | 76

Brian A. Goebel
Director

Age: 58	Key Skills and Expertise:
Director since: October 2025	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting	✓ Legal/Regulatory/Compliance ✓ Risk Management ✓ ESG/Sustainability/EH&S

Career Highlights:
❖ Emergency Safety Solutions, Inc., Chief Financial Officer (October 2025 – February 2026)
Board Committees:	❖ Republic Services, Inc., Chief Accounting Officer (2013 – March 2024)
Audit (Chair) Compensation Environmental, Health & Safety	❖ Over 35-years of service in accounting, finance, risk management and external reporting, including at a public accounting firm, and in the waste services and automotive rental car industries

Other Professional Experience and Community Involvement: National Waste Recycling Association (Audit Committee Member) (2018 – 2021)

Education: Susquehanna University, B.S. in Accounting

David L. Lamp
Director

Age: 68	Key Skills and Expertise:
Director since: 2018	✓ Public Company ✓ Executive Leadership ✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ ESG/Sustainability/EH&S

Career Highlights:
❖ CVR Partners, LP, Executive Chairman (2017 to December 2025) and former Chairman of the Board (2018- March 2023)
❖ CVR Energy, Inc., President & CEO (2017 to December 2025)

❖ Over 40-years of technical, commercial and operational experience in the refining and chemical industries, including with Western Refining, Inc. (“WNR”), Northern Tier Energy LP (“NTI”), and HollyFrontier Corporation

Other Public Company Directorships (current): CVR Energy, Inc. (since 2018)

Education: Michigan State University, B.S. Chemical Engineering

December 31, 2025 | 77

Alexander Nickolatos
Director

Age: 48	Key Skills and Expertise:
Director since: October 2025	✓ Public Company ✓ Executive Leadership	✓ Finance & Accounting ✓ Legal/Regulatory/Compliance

Career Highlights:
Board Committees:	❖ KORE Power, Inc., Chief Financial Officer (since June 2021)
Audit Compensation Environmental, Health & Safety	❖ Eco-Stim Energy Solutions, Inc., Chief Executive Officer (2018-2020); Chief Financial Officer (2012-2020)
❖ Nearly 25-years of experience in accounting, treasury, financial reporting, mergers, acquisitions, restructuring and corporate finance, including with public accounting firms, early-stage ventures and publicly traded companies

Education: Walla Walla University, B.B.A. in Accounting; Certified Public Accountant

Mark A. Pytosh
Director, President & Chief Executive Officer

Age: 61	Key Skills and Expertise:
Director since: 2011	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting ✓ Legal/Regulatory/Compliance ✓ Human Resources/Executive Compensation	✓ Risk Management ✓ Industry/Operations ✓ IT/Cybersecurity ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ CVR Partners, President & CEO (2014 to current)
Special	❖ CVR Energy, Inc., President & CEO (since January 2026); Executive Vice President (2018 to January 2026)
❖ Over 30-years of service in senior executive roles, including as chief financial officer, in the fertilizer, petroleum refining, environmental, power, solid waste and investment banking industries

Other Public Company Directorships (current): CVR Energy, Inc. (since January 2026)

Other Professional Experience and Community Involvement: Director, Fertilizer Institute (since 2015); Director, University of Illinois Foundation (since 2007); Former CFO, Tervita Corp.; Former SVP & CFO, Covanta Energy Corp.; Former SVP & CFO, Waste Services, Inc.

Education: University of Illinois, Urbana-Champaign, B.S. Chemistry

December 31, 2025 | 78

Kevan Vick
Director

Age: 71	Key Skills and Expertise:
Director since: August 2025	✓ Public Company ✓ Executive Leadership ✓ Finance & Accounting	✓ Legal/Regulatory/Compliance ✓ Industry Operations ✓ ESG/Sustainability/EH&S

Career Highlights:
Board Committees:	❖ Independent Consultant (since 2012)
Audit Environmental, Health & Safety (Chair)
❖ Over 40-years of experience in executive management roles in the nitrogen fertilizer business, including in the areas of operations, technical and engineering, strategic planning, regulatory compliance, environmental, health & safety, sales and marketing, and expansion project development, including at the Partnership’s Coffeyville plant

Other Professional Experience and Community Involvement: Former Director, Lawrence Public Library; Former Director of several fertilizer joint ventures (both domestic & international)

Education: University of Kansas, B.S. in Chemical Engineering
Director Independence & Controlled Company Exemptions
To be considered independent under the New York Stock Exchange (the “NYSE”) listing standards, the Board must determine that a director has no material relationship with us other than as a director. The standards specify the criteria by which the independence of directors will be determined, including guidelines for directors and their immediate family members with respect to employment or affiliation with us or with our independent public accountants. The Board has affirmatively determined that each of Messrs. Goebel, Nickolatos and Vick meet the independence standards established by the NYSE and the Exchange Act for membership on an audit committee and are non-employee directors, as defined by the rules and regulations of the NYSE, the Securities and Exchange Commission (the “SEC”), and our Corporate Governance Guidelines.
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

December 31, 2025 | 79

Board Committees
Our Board has four standing committees appointed by the Board: the Audit Committee; the Compensation Committee; the Environmental Health & Safety (“EH&S”) Committee; and the Special Committee. From time to time, the Board may also appoint a conflicts committee. Any standing committee with a written charter reviews the adequacy of such charter, at least annually, in addition to evaluating its performance and reporting to the Board on such evaluation. These charters are available free of charge on our website at www.CVRPartners.com or in print without charge to any unitholder requesting them by sending a written request to our Secretary at the address listed under “Communications with Directors” below.

Audit Committee

Members:	Primary Responsibilities:

Brian A. Goebel, Chair (1) (2) (3) Alexander Nickolatos (1) (2) (3) Kevan Vick (2) (3)
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

Meetings in 2025: 4 Acted by Written Consent in 2025: 3

(1) Audit Committee Financial Expert (2) Financially Literate (3) Independent, Non-Employee Director

December 31, 2025 | 80

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
➢ Assists the Board in its oversight of the social portions of the Partnership’s ESG initiatives including human rights strategies, commitments, and reporting.
➢ Oversees and administers the Partnership’s Policy for the Recovery of Erroneously Awarded Compensation.
➢ Based on the reviews and discussions referred to above, recommended to the Board that the Compensation Discussion and Analysis, the Compensation Committee Report, and other disclosures relating to the Compensation Committee be included in this Annual Report on Form 10-K.

Robert E. Flint, Chair Brian A. Goebel (3) Alexander Nickolatos (3)
Meetings in 2025: 2 Acted by Written Consent: 1

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

Kevan Vick, Chair (3) Brian A. Goebel (3) Alexander Nickolatos (3)
Meetings in 2025: 2 (3) Independent, Non-Employee Director

Special Committee

Members:
➢ Evaluates and approves matters arising during the intervals between meetings of the Board that did not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of that Board.
➢ Exercises approval authority delegated to it by the Board.

Robert E. Flint Mark A. Pytosh
Acted by Written Consent in 2025: 2

December 31, 2025 | 81

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
Compensation Committee Interlocks and Insider Participation
Our current Compensation Committee members are Messrs. Flint, Goebel and Nickolatos, each of whom was appointed to the Compensation Committee in October 2025. Prior to the appointment of our current Compensation Committee members, former directors, Jordan Bleznick and Frank J. Muller served on the Compensation Committee in 2025. None of these current or former members of the Compensation Committee during 2025 have, at any time, been an officer or employee of the Partnership or our General Partner, although Mr. Flint is an officer and employee of IEP, and none have any relationship requiring disclosure under Item 404 of Regulation S-K under the Exchange Act other than as noted. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company. During 2025, none of our executive officers served as a member on the board of directors or compensation committee of any other entity that has an executive officer serving as a member of our Compensation Committee or Board.
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
Executive Officers
While the Board provides high-level strategy and guidance for the Partnership, our day-to-day activities are carried out by the executive officers of our General Partner, who are appointed by the Board and act within the authorities granted by the Board and our organizational documents, including those of the General Partner. Limited partners are not entitled to appoint the executive officers or directly or indirectly participate in our management or operations. In this Annual Report on Form 10-K (this “Report”), we refer to the executive officers of our General Partner as “our executive officers.” The following table sets forth the names, positions, ages, background, experience and qualifications (as of February 18, 2026) of the executive officers of our General Partner, other than Mr. Pytosh, who is listed under “The Board” above.

December 31, 2025 | 82

Name, Position and Age	Principal Occupation, Experience and Qualifications
Dane J. Neumann Age: 41 Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (since October 2021)
Mr. Neumann has served as the Executive Vice President, Chief Financial Officer and Assistant Secretary and as the Treasurer of our General Partner, and in those same roles for our affiliate, CVR Energy since October 2021 and February 2022, respectively. Before assuming his current roles, Mr. Neumann served as Interim Chief Financial Officer of our General Partner from August to October 2021, and as Vice President – Finance & Treasurer of our General Partner from June 2020 to October 2021, and in those same roles for CVR Energy, and in various other roles within our finance organization from June 2018 to June 2020, including Vice President of Financial Planning & Analysis and Director of Projects & Controls. Mr. Neumann has more than 15 years of experience in the refining and petrochemicals industry in the areas of finance, accounting, business development, planning and analytics. Before joining CVR Partners, Mr. Neumann served in various roles of increasing responsibility for several formerly publicly traded refining and marketing entities, including with Andeavor (formerly Tesoro Corporation), Western Refining, Inc. and Northern Tier Energy LP. Mr. Neumann obtained a Bachelor of Science in Finance and Political Science and a Master of Business Administration from the University of Minnesota and is a Certified Public Accountant.

Melissa M. Buhrig Age: 50 Executive Vice President, General Counsel and Secretary (since July 2018)
Ms. Buhrig has served as the Executive Vice President, General Counsel and Secretary of our General Partner, and in those same roles for our affiliate, CVR Energy, since July 2018. Prior to joining CVR Partners, Ms. Buhrig served as general counsel and in various other senior executive roles, including compliance officer, for several current and former publicly traded refining and marketing entities, including with Delek US Holdings, Inc., Western Refining, Inc., and Northern Tier Energy LP. Ms. Buhrig has more than 25 years of legal and energy industry experience including in the areas of mergers and acquisitions, corporate governance, securities, compliance, litigation, regulatory matters, and human resources. Ms. Buhrig received a Bachelor of Arts in Political Science from the University of Michigan and a Juris Doctorate with honors from the University of Miami School of Law.

Michael H. Wright, Jr. Age: 55 Executive Vice President and Chief Operating Officer (since January 2026)
Mr. Wright has served as the Executive Vice President & Chief Operating Officer of our General Partner and of our affiliate, CVR Energy, since January 2026 and January 2022, respectively. Mr. Wright has nearly thirty-five years of experience in the refining and petrochemical industry including in refinery operations, capital project management, crude supply/logistics and refining industry consulting. Mr. Wright joined CVR Energy as a Project Manager in July 2019 and prior to assuming his current roles, served as CVR Energy’s Vice President – Capital Projects from December 2019 to January 2022. Prior to joining CVR Energy, Mr. Wright served in several senior roles with HollyFrontier Corporation, including Vice President – Crude Supply, Vice President Refinery Manager Woods Cross and Vice President of Capital Projects and in consulting roles for Solomon Associates, an energy industry consulting firm. Mr. Wright obtained a Bachelor of Science in Mechanical Engineering and a Master of Business Administration, both from the University of Utah.

Item 11.    Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements (the “CD&A”) of our named executive officers (defined below) for 2025 should be read together with the compensation tables and related disclosures set forth below. This CD&A may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation actions, and the future compensation of our named executive officers may differ from the currently planned programs and payouts summarized in this discussion. This CD&A provides unitholders with an

December 31, 2025 | 83

understanding of our compensation philosophy, objectives, policies, and practices in place during 2025, as well as the factors considered by our Compensation Committee in making compensation decisions for 2025.
Named Executive Officers
For 2025, our named executive officers were our principal executive officers, our chief financial officer, and our next two other most highly compensated executive officers who were serving as executive officers at the end of 2025:

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
The approximate weighted-average percentages of the amount of time that the named executive officers dedicated to the management of our business in 2025 were as follows: David L. Lamp (10%); Mark A. Pytosh (60%); Dane J. Neumann (18%); and Melissa M. Buhrig (20%). These numbers are weighted because the named executive officers may spend a different percentage of their time dedicated to our business each quarter. The remainder of their time was spent working for CVR Energy and its other subsidiaries.
Our named executive officers provide services to us under a Corporate Master Service Agreement, as amended (the “Corporate MSA”), between us and certain of our subsidiaries, and a subsidiary of CVR Energy and certain of its subsidiaries and was approved by a Conflicts Committee of the Board. Under the Corporate MSA:
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

December 31, 2025 | 84

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
•The analysis, judgment and expertise of an independent compensation consultant. The Compensation Committee may engage an independent outside compensation consultant periodically to provide a comprehensive analysis and recommendations regarding named executive officer compensation, although a compensation consultant was not engaged in 2025.
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

December 31, 2025 | 85

•We have a Policy for the Recovery of Erroneously Awarded Compensation providing for the recovery or “clawback” of certain compensation awarded to our executive officers, and certain elements of our compensation programs also contain claw-back provisions.
Compensation Process for 2025
In setting named executive officer compensation for 2025, the Compensation Committee considered the philosophies and objectives described above, utilized its members’ knowledge, experience, and judgment in assessing reasonable compensation and ensuring compensation levels remain competitive in the marketplace, and considered input from management including the Executive Chairman. The Compensation Committee further considered the structure it utilized for 2024 compensation, and because CVR Energy’s compensation philosophies, objectives, and processes are generally aligned with ours, the vote of CVR Energy’s stockholders from its 2025 Annual Meeting, at which CVR Energy stockholders overwhelmingly approved, on an advisory basis, its named executive officer compensation for 2024, including for Mr. Pytosh. As a result, the Compensation Committee determined no material changes to such structure were appropriate at the time and elected to keep the compensation structure for 2025 compensation the same as 2024.
2025 Named Executive Officer Compensation - CVR Partners
2025 Target Compensation Mix. The 2025 target compensation mix established by the Compensation Committee for our CEO, Mr. Pytosh, was predominantly variable or “at risk” at 77%.

(1)Calculation based upon that portion of our CEO’s 2025 base salary, target annual performance-based bonus, and target long-term phantom unit awards (“UAN Share-Based Awards”) determined by the Partnership. Actual compensation may differ therefrom.
Compensation Elements. As was the case in 2024, the three primary components of CVR Partners’ compensation program for 2025 included base salary, an annual performance-based cash bonus, and an annual long-term UAN Share-Based Award that vests ratably over three years. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation.
Base Salary. Base salaries are set at a level intended to enable CVR Partners to hire and retain executives and to enhance the executive’s motivation in a highly competitive and dynamic environment. Rather than establishing compensation solely on a formula-driven basis, base-salary determinations by our Compensation Committee are made using an approach that considers several important factors including: (i) CVR Partners’ financial and operational performance for the year; (ii) the previous years’ compensation level for each executive; (iii) recommendations of the Executive Chairman based on individual responsibilities and performance, (iv) the directors’ own common sense, knowledge, experience, judgment and views of the

December 31, 2025 | 86

skills necessary for long-term performance; (v) whether individual base salaries reflect responsibility levels and are reasonable, competitive and fair; and (vi) each named executive officer’s commitment and ability to strategically meet business challenges, achieve financial results, promote legal and ethical compliance, lead their own business or business team for which they are responsible and diligently and effectively respond to immediate needs of the volatile industry and business environment. In February 2025, considering the factors set forth above, the Compensation Committee established 2025 base salary for Mr. Pytosh of $402,502.1
2024 Annual Performance-Based Bonus Results. In February 2025, the Compensation Committee evaluated the metrics included in the CVR Partners, LP and Subsidiaries 2024 Performance-Based Bonus Plan - Fertilizer (the “2024 UAN Plan”), which applies to Mr. Pytosh and all eligible employees of the Partnership’s subsidiaries, and the Partnership’s Mission and Core Values described in Management’s Discussion and Analysis above, and further considered the Compensation Committee’s objectives of rewarding employees (including named executive officers) for measured performance, aligning employees’ interests with those of its unitholders, encouraging employees to focus on targeted performance, and providing employees with the opportunity to earn additional compensation based on their and the Partnership’s performance. Based on these considerations, in February 2025, the Compensation Committee approved payout to Mr. Pytosh under the 2024 UAN Plan of $641,600, approximately 128% of his respective target annual bonus based on his base salary for the Partnership.2
2025 Annual Performance-Based Bonus. In April 2025, the Compensation Committee, following consultation with our Executive Chairman, established the CVR Partners, LP and Subsidiaries 2025 Performance-Based Bonus Plan - Fertilizer (the “2025 UAN Plan”), which applies to Mr. Pytosh and all eligible employees of the Partnership’s subsidiaries, and contains terms generally equivalent to the 2024 UAN Plan, other than (i) the 2025 UAN Plan incorporates an EBITDA Multiplier pursuant to which, if the Partnership’s Adjusted EBITDA for the performance period is at least 50% of the Adjusted EBITDA Threshold, an EBITDA Multiplier between 50% and 150% will be applied to the performance measures, with achievement of 50% of the Adjusted EBITDA Threshold earning a 50% multiplier and an achievement of 400% or more of the Adjusted EBITDA Threshold earning a 150% multiplier, (ii) adjustment to the Adjusted EBITDA Threshold3 definition, and (iii) the addition of a new peer, AdvanSix Inc., to the Fertilizer Industry peer group used for measurement of the Partnership’s performance on the return on capital employed (“ROCE”) performance measure. All capitalized terms used in this section, but not defined are as defined in the 2025 UAN Plan.
As was the case with the 2024 UAN Plan, payout under the 2025 UAN Plan is dependent first on achievement of the Adjusted EBITDA Threshold and following achievement thereof, based upon the achievement of the Partnership under the performance measures specified below, followed by an adjustment based on employees’ individual performance, and if appropriate, the EBITDA Multiplier. These performance measures, including the threshold, target, and maximum performance goals for each such performance measure, were determined by the Compensation Committee based on its discussions with management including the Executive Chairman and the Directors’ knowledge and experience, and were selected with the goals of enforcing the Partnership’s Mission and Core Values, optimizing operations, maintaining financial stability, and providing a safe and environmentally responsible workplace intended to maximize CVR Partners’ overall performance resulting in increased unitholder value. The Partnership performance measures in the 2025 UAN Plan are as follows:
1 In February 2025, the CVI Compensation Committee determined a base salary for Mr. Pytosh of $268,335 based on his time dedicated to CVR Energy. Mr. Pytosh’s collective base salary, including that determined by the Compensation Committee, was $670,837.
2 In February 2025, the CVI Compensation Committee approved payout to Mr. Pytosh under the CVR Energy, Inc. and Subsidiaries 2024 Performance-Based Bonus Plan - Corporate (“2024 CVI Plan”) of $380,200, approximately 111% of target, based on base-salary determined by CVR Energy. Mr. Pytosh’s collective bonus payout, including amounts determined by the Compensation Committee was $1,021,800.
3 Under the 2025 UAN Plan, “Adjusted EBITDA Threshold” means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt net of interest earned for the given performance period, and board-directed actions. Adjusted EBITDA and the Adjusted EBITDA Threshold are non-GAAP financial measures and the Adjusted EBITDA Threshold is not the equivalent of Adjusted EBITDA as reflected in this Annual Report in Part II, Item 7. Non-GAAP Reconciliations.

December 31, 2025 | 87

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

December 31, 2025 | 88

The Peer Group utilized in the 2025 UAN Plan for determination of achievement for ROCE was selected by the Compensation Committee based on discussions with the Executive Chairman and the President and Chief Executive Officer and the Directors’ knowledge of the fertilizer industry, and was intended to include companies in the fertilizer industry with similar operations to the Partnership and those with which the Partnership competes for executive talent. The Fertilizer Peer Group for 2025 is comprised of CF Industries Holdings, Inc.; LSB Industries, Inc.; Nutrien Ltd.; The Andersons, Inc.; AdvanSix Inc., and Flotek Industries Inc. (the “2025 Fertilizer Peer Group”).
The 2025 UAN Plan includes a target bonus percentage for each participant, with possible payout between 0% and 150% of target based on achievement under the measures set forth in the 2025 UAN Plan. In setting Mr. Pytosh’s target bonus percentage for 2025, the Compensation Committee considered his bonus target for 2024, the total cash compensation to which Mr. Pytosh may be eligible in 2025, the expected ratio of salary to bonus and the Compensation Committee’s belief that a significant portion of its named executive officers’ compensation should be at risk based on individual and entity performance, and elected to keep his bonus target for 2025 the same as 2024, at 135% of base salary.
2025 Annual Performance-Based Bonus Results
In February 2026, the Compensation Committee evaluated and certified to the performance metrics included in the 2025 UAN Plan and determined that the Partnership had achieved Adjusted EBITDA under the 2025 UAN Plan in excess of the Adjusted EBITDA Threshold and that such Adjusted EBITDA achievement was 310% of the Adjusted EBITDA Threshold, and as a result, applied an EBITDA Multiplier of 130% and determined that the Partnership’s achievement of the metrics under the 2025 UAN Plan resulted in payout of 154% of target, based on the following:

	Measure	2025 Actual	Bonus Achievement
EH&S:	TRIR	Decrease of 67%	0%
	PSIR	At or below 0.2	150%
	EE	Less than 20	150%

		Overall EH&S	100%

Financial:	Reliability	2.8%	150%
	Equipment Utilization	99%	90%
	Operating Expenses	99%	108%
	ROCE	First	150%

		Overall Financial	124%
As a result, in February 2026, the Compensation Committee approved payout to Mr. Pytosh under the 2025 UAN Plan of $773,800, approximately 154% of his respective target annual bonus based on his base salary for the Partnership.4
2025 Long-Term Incentive Awards. The Compensation Committee believes long-term incentive compensation is one of the most crucial elements of its compensation program because it aligns the interests of management with our unitholders and serves to both incentivize and retain executives. The amount of a UAN Share-Based Award is made after consideration of various relevant factors including the named executives’ overall compensation package, the compensation philosophies and objectives described above, the Partnership’s interest in rewarding long-term performance of, and in retaining, its named executive officers and the ability to generate greater future value if the value of CVR Partners increases for all of its unitholders. Effective December 2024, the Compensation Committee awarded Mr. Pytosh a long-term, UAN Share-Based Cash Award of 10,261 phantom units of the Partnership, as part of his 2025 compensation, which phantom units vest ratably over
4 In February 2026, the CVI Compensation Committee also awarded a payout to Mr. Pytosh under the CVR Energy, Inc. and Subsidiaries 2025 Performance-Based Bonus Plan - Corporate (the “2025 CVI Plan”), based on CVR Energy’s achievement under the 2025 CVI Plan, which contains measures generally equivalent to the measures applicable under the 2025 UAN Plan, of 113%, resulting in a total performance-based bonus payout attributable to CVI of $397,700.

December 31, 2025 | 89

three years, subject to the terms and conditions of the award agreement.5 UAN Share-Based Cash Awards granted prior to December 2025, were not granted under the CVR Partners Long-Term Incentive Plan (“CVR Partners LTIP”) and can only be settled in cash. UAN Share-Based Awards granted in December 2025 are granted under the CVR Partners LTIP and can be settled in cash or UAN common units, at the discretion of the Compensation Committee.
Perquisites. The Partnership does not currently offer perquisites to its named executive officers that are not available to other employees, other than to Mr. Pytosh who in 2025 received perquisites in the form of approximately $15,609 in legal expenses incurred in connection with his employment agreement with CVR Energy dated July 28, 2025 (the “Pytosh Employment Agreement”) that were paid by CVR Energy. Other than this limited perquisite to Mr. Pytosh, no other named executive officer had perquisites in 2025 with an aggregate value in excess of $10,000.
Benefits. During 2025, all of the named executive officers participated in the health and welfare benefit and retirement (401(k)) plans of CVR Energy, which are also generally available to all other qualified salaried employees.
Other Forms of Compensation. Our Executive Chairman, Mr. Lamp, has provisions in his employment agreement with CVR Energy that provide for severance benefits in the event of a termination of his employment under certain circumstances. Mr. Lamp resigned effective December 31, 2025, and as a result such amounts are reflected in other in the “Summary Compensation Table” that follows. Additionally, in 2025, all of our other named executive officers were covered by a Change in Control Severance Plan (the “CVI Severance Plan”), which provides for severance benefits in the event of employment termination under certain circumstances. These severance provisions are described below in “Change-in-Control and Termination Payments.”
2025 Named Executive Officer Compensation - CVR Energy
The objectives, considerations, process and structure utilized by the CVI Compensation Committee in setting 2025 compensation for named executive officers of CVR Energy, were generally identical to the objectives, considerations, process, and structure used by the Compensation Committee. Related to 2025, the CVI Compensation Committee approved:
•2025 Compensation Structure. Compensation structure consistent with the compensation structure approved by the Compensation Committee including a mix of base salary, performance-based bonus compensation, and long-term incentives.
•2025 Base Salaries. Base salaries for Messrs. Lamp, Pytosh (as to 40% of his base salary), and Neumann and Ms. Buhrig, of $1,200,000; $268,335; $567,854; and $686,721, respectively.
•2024 Performance-Based Bonus Plan Results. The 2024 CVI Plan included target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, and 120% for each of Mr. Neumann and Ms. Buhrig. In February 2025, the CVI Compensation Committee approved payouts for Messrs. Lamp, Pytosh, and Neumann and Ms. Buhrig under the 2024 CVI Plan of $1,831,500, $380,200, $746,000, and $902,200, respectively.
•2025 Performance-Based Bonus Plan Results. The 2025 CVI Plan, including target payouts as a percentage of base salary of 150% for Mr. Lamp, 135% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig, contained terms and performance measures substantially similar to the 2025 UAN Plan, except that, in addition to the adjustments to incorporate an EBITDA Multiplier and to update the Adjusted EBITDA Threshold definition that were made to the 2025 UAN Plan, the 2025 CVI Plan also extended the weighting of performance between refining and fertilizer to all performance measures, instead of only limiting the weighting to Environmental Event and Financial Measures, as had been the case with the 2024 CVI Plan. In addition, like the 2025 UAN Plan, payout under the 2025 CVI Plan is conditioned upon achievement of an Adjusted EBITDA Threshold.6 The peer group for the 2025 CVI Plan consists of six publicly traded petroleum refining and marketing companies identified by the CVI Compensation Committee to be similar to CVR Energy with respect to operations and also competitive with CVR Energy for executive talent (Delek US Holdings, Inc.; HF Sinclair Corporation; Marathon Petroleum Corp.; Par Pacific Holdings, Inc.; PBF Energy Inc.; and Valero Energy Corp.), as well as the 2025 Fertilizer Peer Group, on a weighted basis. In February 2026, the CVI
5 Effective December 2024, as part of his 2025 compensation, the CVI Compensation Committee, as approved and ratified by the CVI Board, awarded Mr. Pytosh a long-term incentive award of 27,431 incentive units under the long-term incentive plan (the “CVR Energy LTIP”) of CVR Energy, which will vest in one-third increments every December following the date of award, subject to the terms of the award agreement.
6 Per the 2025 CVI Plan, Adjusted EBITDA Threshold means actual maintenance and sustaining capital expenditures plus reserves for turnaround expenses plus interest on debt net of interest earned for the given performance period and board-directed items, and includes components from both CVR Energy’s fertilizer segment (CVR Partners) and petroleum segment.

December 31, 2025 | 90

Compensation Committee approved payouts for Messrs. Lamp, Pytosh, and Neumann and Ms. Buhrig under the 2025 CVI Plan of $2,034,000, $397,700, $787,400, and $952,200, respectively.
•2025 Long-Term Incentive Awards. In December 2024, as part of 2025 compensation, the CVI Compensation Committee, as approved and ratified by the CVI Board, granted long-term incentive awards of incentive units under the CVR Energy LTIP to Messrs. Lamp, Pytosh, and Neumann and Ms. Buhrig of 86,842, 27,431, 34,473, and 41,684, respectively, which vest in one-third increments each December following the date of award, subject to the terms and conditions of the award agreement.7
Equity Ownership Requirements. CVR Partners has not established equity ownership requirements for its executive officers. UAN Share-Based Awards granted prior to December 2025, were not granted under the CVR Partners LTIP and can only be settled in cash. UAN Share-Based Awards granted in December 2025 or later are granted under the CVR Partners LTIP and can be settled in cash or UAN common units, at the discretion of the Compensation Committee. The Compensation Committee believes the optionality to settle in either cash or UAN common units provides the Compensation Committee with flexibility to consider the circumstances existing at the time of any vesting, including administrative burden, dilution of the ownership interests of existing unit holders, and other factors.
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
Clawback / Recoupment of Compensation. We have a Policy for the Recovery of Erroneously Awarded Compensation applicable to executive officers that implements the incentive-based compensation recovery or clawback provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the NYSE listing standards, which requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that the Partnership is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure. Additionally, our award agreements for UAN Share-Based Awards and our performance-based bonus plan contain provisions providing for cancellation, forfeiture, rescission, repayment, recoupment or claw-back, as applicable, of certain compensation paid to our employees, including our named executive officers, under certain circumstances, including in the event of (i) a restatement of the financial results of CVR Partners that would reduce (or would have reduced) the amount of any previously awarded phantom units, (ii) a determination by the Board or the Compensation Committee that the grantee of an award has engaged in misconduct (including by omission) or that an event or condition has occurred, which, in each case, would have given the Partnership or its subsidiaries the right to terminate the grantee’s employment for cause, (iii) misconduct or gross dereliction of duty resulting in a violation of law or Partnership policy that causes significant harm to the Partnership, or (iv) other triggering events defined in the UAN Share-Based Award agreements and our performance-based bonus plan. The Partnership did not have any accounting restatements in 2025.
7 Such incentive units were consistent with the named executive officer target awards, as determined by the CVI Compensation Committee, representing, as a percentage of base salary, 150% for Mr. Lamp, 200% for Mr. Pytosh, 120% for each of Mr. Neumann and Ms. Buhrig.

December 31, 2025 | 91

Compensation Committee Report
The Compensation Committee of our General Partner has reviewed and discussed the CD&A with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Report.

Compensation Committee

Robert E. Flint (Chair)
Brian A. Goebel
Alexander Nickolatos

February 18, 2026

December 31, 2025 | 92

Summary Compensation Table
The following table sets forth the compensation for our named executive officers for the years ended December 31, 2025, 2024, and 2023. The compensation shown reflects not only the portion of such named executive officers’ compensation defined by the Compensation Committee and attributable to services performed for our business, but also the portion of such named executive officers’ compensation defined by the CVI Compensation Committee and attributable to services performed for CVR Energy. As discussed earlier herein, the Compensation Committee only establishes 60% of Mr. Pytosh’s compensation and all other amounts reflected herein are determined by the CVI Compensation Committee.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

David L. Lamp, Executive Chairman	2025	$1,200,000	$—	$1,678,683	$2,034,000	$3,689,766	$8,602,449
	2024	1,100,000	—	1,726,419	1,831,500	27,558	4,685,477
	2023	1,100,000	—	1,592,076	1,782,100	26,658	4,500,834
Mark A. Pytosh, President and Chief Executive Officer	2025	$670,837	$—	$1,294,183	$1,171,500	$40,173	$3,176,693
	2024	651,298	—	1,329,884	1,021,800	24,264	3,027,246
	2023	629,273	—	1,181,850	865,700	22,122	2,698,945
Dane J. Neumann, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2025	$567,854	$200,000	$635,099	$787,400	$21,540	$2,211,893
	2024	546,013	—	685,323	746,000	21,240	1,998,576
	2023	522,500	150,000	604,967	699,000	20,286	1,996,753
Melissa M. Buhrig, Executive Vice President, General Counsel and Secretary	2025	$686,721	$200,000	$768,451	$952,200	$22,242	$2,629,614
	2024	660,309	—	828,678	902,200	21,510	2,412,697
	2023	631,875	200,000	731,381	843,800	20,610	2,427,666

(1)Amounts in this column reflect the base salaries of the named executive officers. For Mr. Lamp, such amounts (i) for 2025, are as defined in his employment agreement with CVR Energy dated December 12, 2024 (the “2024 Employment Agreement”), which became effective on January 1, 2025, and (ii) for 2024 and 2023, are as defined in his prior employment agreement with CVR Energy dated to be effective December 22, 2021, which expired by its terms on December 31, 2024.
(2)Amounts in this column represent one-time cash bonuses, as approved by the CVI Compensation Committee.
(3)Amounts in this column reflect the aggregate grant date fair value, as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), of incentive units granted to each named executive officer in December of the preceding year as part of the relevant year’s compensation in connection with or under the CVR Energy LTIP, and additionally for Mr. Pytosh, phantom units granted in connection with or under the CVR Partners LTIP.
(4)Amounts in this column reflect amounts earned under the CVR Energy performance-based bonus plan for the applicable year, and additionally for Mr. Pytosh, amounts earned under the CVR Partners performance-based bonus plan for the applicable year, each of which were paid in the following year. For Mr. Lamp, amounts in this column for 2025, reflect one component of “Accrued Amounts” as defined in the 2024 Employment Agreement.
(5)Amounts in this column reflect the following:

	401(k) Plan (a)			Life Insurance (b)			Other (c)
Name	2025	2024	2023	2025	2024	2023	2025	2024	2023
David L. Lamp	$21,000	$20,700	$19,800	$6,858	$6,858	$6,858	$3,689,766	$—	$—
Mark A. Pytosh	21,000	20,700	19,800	3,564	3,564	2,322	15,609	—	—
Dane J. Neumann	21,000	20,700	19,800	540	540	486	—	—	—
Melissa M. Buhrig	21,000	20,700	19,800	1,242	810	810	—	—	—
(a)Reflects employer contributions under the CVR Energy 401(k) plan.
(b)Reflects the imputed income amount that is included in taxable income for each named executive officer pursuant to the Group Term Life Insurance Plan.
(c)Reflects (i) for Mr. Lamp, the severance payment that he is expected to receive in connection with his resignation in accordance with the terms of the 2024 Employment Agreement, as defined below, of $5,114,305, excluding the value of incentive units granted to Mr. Lamp as a component of 2025 compensation under the CVR Energy LTIP reflected in the column “Stock Awards.” The incentive unit award granted to Mr. Lamp in 2025 reflected in the “Stock Awards” column was forfeited and cancelled, along with all other unvested incentive unit awards outstanding, upon his resignation on December 31, 2025, and pursuant to the 2024 Employment Agreement, he is expected to receive instead, a cash payment equal to the value of all unvested incentive units underlying each unvested incentive unit award, determined based on the average closing price of one share of CVR Energy

December 31, 2025 | 93

common stock for the 10-trading days immediately preceding the date of termination, plus any accumulated but unvested dividend equivalents on such awards; and (ii) for Mr. Pytosh $15,609 in legal expenses paid by CVR Energy incurred in connection with the Pytosh Employment Agreement.
As described in more detail in the CD&A, the named executive officers, including Mr. Pytosh, are employed by a subsidiary of CVR Energy and dedicated only a portion of their time to our business in 2025, with the remainder dedicated to the business of CVR Energy and its subsidiaries.
The following table outlines 2025 compensation paid or granted to the named executive officers that was attributable to their service to our business, based on the approximate percentage of time that each of them dedicated thereto during 2025 (10% and 18% for Messrs. Lamp and Neumann, respectively, and 20% for Ms. Buhrig), and for Mr. Pytosh, the compensation determined by the Compensation Committee.

Name	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation
David L. Lamp	$120,000	$—	$167,868	$203,400	$185,771
Mark A. Pytosh	402,502	—	793,576	773,800	24,104
Dane J. Neumann	102,214	36,000	114,318	141,732	3,877
Melissa M. Buhrig	137,344	40,000	153,690	190,440	4,448
Grants of Plan-Based Awards
The following table sets forth information concerning amounts that could have been earned by our named executive officers under the 2025 UAN Plan and the 2025 CVI Plan, as well as amounts that could be earned from long-term phantom unit awards granted under the CVR Partners LTIP and from long-term incentive awards granted under the CVR Energy LTIP during 2025:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)

Name	Bonus Plan / Award Type	Grant Date (3)	Threshold (4)	Target	Maximum (5)	Number of Shares of Stock or Units	Grant Date Fair Value
David L. Lamp	2025 CVI Plan	4/29/25	$75,006	$1,800,000	$4,050,000	—	—
	Incentive Units	12/10/25	—	—	—	52,972	$1,678,683
Mark A. Pytosh	2025 CVI Plan	4/29/25	$15,095	$362,252	$815,068	—	—
	2025 UAN Plan	4/29/25	22,643	543,378	1,222,600	—	—
	Incentive Units	12/10/25	—	—	—	15,797	$500,607
	Phantom Units	12/10/25	—	—	—	8,482	793,576
Dane J. Neumann	2025 CVI Plan	4/29/25	$28,395	$681,425	$1,533,206	—	—
	Incentive Units	12/10/25	—	—	—	20,041	$635,099
Melissa M. Buhrig	2025 CVI Plan	4/29/25	$34,339	$824,065	$1,854,147	—	—
	Incentive Units	12/10/25	—	—	—	24,249	$768,451

(1)Amounts in these columns reflect amounts that could have been earned by the named executive officers under the 2025 UAN Plan (with respect to Mr. Pytosh) or under the 2025 CVI Plan (with respect to Messrs. Lamp, Pytosh and Neumann and Ms. Buhrig) with respect to each performance measure, excluding the impact of any individual discretionary performance adjustments. The performance measures for 2025 were set by the Compensation Committee and the CVI Compensation Committee, as applicable, as described in the “Compensation Discussion and Analysis”.
(2)Amounts in these columns reflect the number of and grant date fair value, as calculated in accordance with Topic 718, of (i) a long-term incentive UAN Share-Based Award of phantom units awarded to Mr. Pytosh during 2025 as part of 2026 compensation under the CVR Partners LTIP; and (ii) long-term incentive units awarded to Messrs. Lamp, Pytosh and Neumann and Ms. Buhrig by CVR Energy during 2025 as part of 2026 compensation under the CVR Energy LTIP. Mr. Lamp forfeited these incentive units in connection with his resignation on December 31, 2025.
(3)The Grant Date for the awards granted under the 2025 UAN Plan and the 2025 CVI Plan reflects the date the Compensation Committee or the CVI Compensation Committee, as applicable, approved the 2025 UAN Plan and the 2025 CVI Plan, respectively.

December 31, 2025 | 94

(4)For the 2025 UAN Plan and the 2025 CVI Plan, ‘Threshold’ represents the minimum payout thereunder, assuming the Partnership and CVR Energy, as applicable, have satisfied the Adjusted EBITDA Thresholds and have achieved performance under one of the EH&S measures equal to the prior year performance, resulting in a payout of 50% of the 8.33% measure value, or 4.167% of total target payout. For more information and full description of the 2025 CVI Plan and the 2025 UAN Plan, see “Compensation Discussion and Analysis.” However, in certain circumstances, including in the event the Adjusted EBITDA Threshold is not achieved, the named executive officers may receive payout that is less than the Threshold or zero.
(5)For the 2025 UAN Plan and the 2025 CVI Plan, “Maximum” represents the maximum payout thereunder, assuming the Partnership and CVR Energy, as applicable, have satisfied the Adjusted EBITDA Thresholds and have achieved the maximum performance for all measures with the maximum EBITDA Multiplier of 150% applied, resulting in a payout of 225% of target.
Option Grant Practices
In recent years, we have not granted stock options, stock appreciation rights or similar instruments with option-like features to our employees. We therefore (i) do not grant, and have not granted, such instruments in anticipation of the release of material nonpublic information, (ii) we do not time, and have not timed, the release of material nonpublic information based on grant dates of such instruments or for the purpose of affecting the value of executive compensation, and (iii) we do not take, and have not taken, material nonpublic information into account when determining the timing and terms of such instruments. As options, stock appreciation rights or similar instruments with option-like features have not been an element of employee compensation in recent years, we do not have a formal policy with respect to the timing of grants thereof, and we did not grant options, stock appreciation rights or similar instruments with option-like features in 2025.
Employment Agreements
Employment Agreements with CVR Partners. None of our named executive officers have an employment agreement with the Partnership, our General Partner or their subsidiaries.
Lamp 2024 Employment Agreement with CVR Energy
On December 12, 2024, CVR Energy entered into the 2024 Employment Agreement with Mr. Lamp, which became effective on January 1, 2025, immediately following the scheduled expiration of his prior employment agreement with CVR Energy. The 2024 Employment Agreement had a two-year term that was scheduled to end on December 31, 2026, unless earlier terminated by CVR Energy or Mr. Lamp. Under the 2024 Employment Agreement, in addition to the ability to participate in such health, insurance, retirement and other employee benefit plans and programs of CVR Energy in effect from time to time on the same basis as other senior executives of CVR Energy and subject to the terms and conditions of such plans and programs, Mr. Lamp was also eligible to annually receive:
•A base salary of $1,200,000;
•A cash bonus with a target award equal to 150% of his annual base salary, with the actual amount of such bonus received based upon individual and/or CVR Energy performance criteria established by the CVI Compensation Committee for the applicable fiscal year, and subject to the terms of the applicable bonus plan; and
•An award under or in connection with the CVR Energy LTIP with an aggregate annual target award opportunity equal to 150% of his base salary (a “Lamp CEO LTIP Award”), with such awards expected to vest ratably on each of the three years following the grant date, subject to certain customary forfeiture and acceleration provisions and the terms of the applicable award agreement.
The 2024 Employment Agreement also provided Mr. Lamp with severance payments in the event his employment was terminated for any reason other than (i) by CVR Energy for Cause (as defined in the 2024 Employment Agreement), or (ii) by Mr. Lamp without Good Reason (as defined in the 2024 Employment Agreement) and without the provision of six months’ notice of termination, and required Mr. Lamp to abide by a perpetual restrictive covenant relating to non-disclosure and non-disparagement, as well as covenants relating to non-solicitation and non-competition that govern during his employment and thereafter for the period severance or supplemental disability payments are paid and, if no severance or supplemental disability payments are paid, for six months following termination of employment. Such provisions are more thoroughly described below under “Change-in-Control and Termination Payments.”
On July 28, 2025, the CVI Compensation Committee approved, and entered into an amendment (the “Lamp Amendment”) to the 2024 Employment Agreement. The Lamp Amendment provided that Mr. Lamp could voluntarily resign his employment for any reason during the term upon not less than five months’ notice and that the Resignation Notice Requirement (as defined

December 31, 2025 | 95

in the 2024 Employment Agreement) would be satisfied upon five months’ notice of Mr. Lamp’s intent to resign from CVR Energy without Good Reason (as defined in the 2024 Employment Agreement). The foregoing descriptions of the severance payments and the Lamp Amendment are qualified in the entirety by reference to the full text of the 2024 Employment Agreement and the Lamp Amendment, which are filed as Exhibit 10.1 to the Partnership’s Form 8-K filed with the SEC on December 12, 2024 and Exhibit 10.6 to the Partnership’s Quarterly Report for the period ended June 30, 2025, filed with the SEC on July 31, 2025, respectively.
On July 28, 2025, in accordance with the 2024 Employment Agreement, as amended by the Lamp Amendment, Mr. Lamp notified CVR Energy of his intention to resign without Good Reason from his position as President and Chief Executive Officer of CVR Energy, as well as from all other officer and director positions he held with CVR Energy’s direct and indirect subsidiaries including as the Partnership’s Executive Chairman, other than as a Director of the General Partner and as a Director of CVR Energy, in each case effective December 31, 2025. Mr. Lamp’s decision to resign from his positions with CVR Energy was not the result of any disagreement with CVR Energy or any matter relating to the operations, policies or practices of CVR Energy. Mr. Lamp’s employment and the 2024 Employment Agreement terminated on December 31, 2025, and Mr. Lamp remains as a member of the Board and the CVI Board.
Pytosh Employment Agreement with CVR Energy
On July 28, 2025, in connection with Mr. Pytosh’s expected appointment as CVR Energy’s President and Chief Executive Officer following Mr. Lamp’s resignation, the CVI Compensation Committee approved, and CVR Energy entered into the Pytosh Employment Agreement with Mr. Pytosh, which subject to the satisfaction of the conditions set forth therein, was scheduled to (and did) commence on January 1, 2026. The Pytosh Employment Agreement provides for an initial three-year term which extends automatically for successive one-year renewal terms, unless either CVR Energy or Mr. Pytosh provides six months’ notice of its or his (as applicable) intent to not extend the term. Under the terms of the Pytosh Employment Agreement, Mr. Pytosh’s base salary will be $1,100,000, and Mr. Pytosh will be eligible to receive an annual cash bonus with a target equal to 150% of his base salary under the performance-based bonus plan approved by the CVI Compensation Committee. Mr. Pytosh is also entitled to receive an annual award equal to 150% of his base salary under or in connection with CVR Energy’s LTIP, which are expected to vest ratably on each of the first three anniversaries of the applicable grant date, subject to certain customary forfeiture and acceleration provisions and the terms of the applicable award agreement and the CVR Energy LTIP.
The Pytosh Employment Agreement also provides that Mr. Pytosh will be eligible to receive a transaction bonus in cash equal to (x) $10,000,000 upon the consummation of a Significant CVI Transaction (as defined in the Pytosh Employment Agreement) and (y) $2,500,000 upon the consummation of a Significant UAN Transaction (as defined in the Pytosh Employment Agreement), in each case, provided that such Significant CVI Transaction or Significant UAN Transaction is consummated during the term of the Pytosh Employment Agreement or within the 60 days following a Pytosh Qualifying Termination (as defined below).
If Mr. Pytosh’s employment is terminated at any time on or after January 1, 2026, he will be entitled to the benefits outlined in the Pytosh Employment Agreement, as follows:
(a)by CVR Energy without Cause or (b) by Mr. Pytosh for Good Reason (each, a “Qualifying Termination”). Upon a Qualifying Termination, Mr. Pytosh will be entitled to receive the following severance payments, subject in each case to applicable deductions and withholdings, as well as other terms and conditions set forth in the Pytosh Employment Agreement, including Mr. Pytosh’s continued compliance with certain restrictive covenants and his timely execution and non-revocation of a release of claims:
•A cash payment equal to 1.5 times the sum of (A) 12 months of the base salary plus (B) the average of the annual bonuses actually paid to Mr. Pytosh during the three calendar years immediately preceding the date of termination, payable in substantially equal installments over the 18-month period following the date of termination;
•A cash payment equal to the actual annual bonus that would have otherwise been earned for the year of termination, based on achievement of the individual and/or corporate performance criteria, prorated based on the date of termination (a “Pytosh Pro-Rata Bonus”); and
•Accelerated vesting as to 100% of the unvested portion of any then-outstanding incentive/phantom unit awards (“Pytosh Accelerated LTIP Vesting”).
(b)Without duplication, if Mr. Pytosh experiences a Qualifying Termination during the Change in Control Period (as defined in the Pytosh Employment Agreement), the Severance Payment and Pro-Rata Bonus will instead be payable in

December 31, 2025 | 96

a cash lump sum, provided that such lump sum payment will be reduced by any portion of the Severance Payment and/or Pro-Rata Bonus that was received by Mr. Pytosh prior to the consummation of the Change in Control.
(c)If Mr. Pytosh resigns without Good Reason, but provides at least six months’ notice of his intent to resign, he will receive a cash payment equal to the target annual bonus, prorated based on the date of termination (a “Target Pro-Rata Bonus”). If the Pytosh Employment Agreement is terminated due to Mr. Pytosh’s death or Disability, Mr. Pytosh will receive a Pytosh Pro-Rata Bonus and Pytosh Accelerated LTIP Vesting, payable in a lump sum cash payment.
The Pytosh Employment Agreement also contains other terms customary for agreements of this type, including confidentiality, non-disparagement and non-competition obligations, and supersedes all prior agreements and understandings by and between Mr. Pytosh and CVR Energy, including, without limitation, under the CVI Severance Plan. Capitalized terms used in this discussion regarding the Pytosh Employment Agreement, but not defined shall have the meaning ascribed thereto in the Pytosh Employment Agreement. The foregoing description of the Pytosh Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Pytosh Employment Agreement, which is filed as Exhibit 10.7 to the Partnership’s Quarterly Report for the period ended June 30, 2026, filed with the SEC on July 31, 2025.
On December 23, 2025, CVI Board appointed Mr. Pytosh as President and Chief Executive Officer of CVR Energy, and as a member of the CVR Energy Board, effective January 1, 2026.
Other than the employment agreements with Messrs. Lamp and Pytosh discussed above, none of our named executive officers have an employment agreement with CVR Energy or its subsidiaries.

December 31, 2025 | 97

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning outstanding long-term phantom unit awards granted in connection with or under the CVR Partners LTIP that were held by certain of the named executive officers, as well as outstanding incentive unit awards made by CVR Energy granted in connection with or under the CVR Energy LTIP and for which the Partnership will share in the expense, both as of December 31, 2025. This table also includes information regarding outstanding incentive unit awards made in connection with or under the CVR Energy LTIP by CVR Energy to Mr. Pytosh for which the Partnership does not share in the expense. All of the outstanding units reflected below are subject to accelerated vesting under certain circumstances as described in more detail in the section titled “Change-in-Control and Termination Payments”.

			Equity Awards That Have Not Vested
Name	Award Type (2)	Grant Date	Number of Shares or Units		Market Value of Shares or Units (3)
David L. Lamp	Incentive Units	12/13/23	—	(1)	$—
	Incentive Units	12/11/24	—	(1)	—
	Incentive Units	12/10/25	—	(1)	—
Mark A. Pytosh	Phantom Units	12/13/23	3,688		446,654
	Incentive Units	12/13/23	5,307		142,971
	Phantom Units	12/11/24	6,840		782,633
	Incentive Units	12/11/24	18,287		465,221
	Phantom Units	12/10/25	8,482		869,405
	Incentive Units	12/10/25	15,797		401,876
Dane J. Neumann	Incentive Units	12/13/23	6,607	(4)	177,993
	Incentive Units	12/11/24	22,982	(4)	584,662
	Incentive Units	12/10/25	20,041	(4)	509,843
Melissa M. Buhrig	Incentive Units	12/13/23	7,988	(4)	215,197
	Incentive Units	12/11/24	27,789	(4)	706,952
	Incentive Units	12/10/25	24,249	(4)	616,895

(1)Mr. Lamp forfeited all outstanding equity awards as of December 31, 2025, in connection with his resignation. and pursuant to the 2024 Employment Agreement, will receive a cash payment equal to the value of all unvested incentive units held on the date of termination as outlined in the “Summary Compensation Table” above and in “Change-in-Control and Termination Payments” below.
(2)These incentive and phantom units vest ratably in annual installments in each of the three years following the date of grant, subject to the terms of the applicable award agreement. Incentive Units granted on December 11, 2024 and December 10, 2025, were granted under the CVR Energy LTIP. Phantom Units granted on December 10, 2025, were granted under the CVR Partners LTIP. All other Incentive Units and the Phantom Units reflected in this table were granted in connection with and not under the CVR Energy LTIP and CVR Partners LTIP, respectively.
(3)This column represents the number of unvested units outstanding on December 31, 2025, multiplied by: (a) for incentive units issued on December 10, 2025 and December 11, 2024, $25.44 (the December 31, 2025, closing price of CVR Energy common stock (the “CVI Closing Price”)); (b) for incentive units issued on December 13, 2023, $26.94 (equal to the CVI Closing Price plus $1.50 in accrued dividends); (c) for phantom units issued on December 10, 2025, $102.50 (equal to the December 31, 2025 closing price of Partnership common units (the “UAN Closing Price”)); (d) for phantom units issued on December 11, 2024, $114.42 (equal to the UAN Closing Price, plus $11.92 in accrued distributions ); and (e) for phantom units issued on December 13, 2023, $121.11 (equal to the UAN Closing Price, plus $18.61 in accrued distributions).
(4)The Partnership will share in a pro-rated portion of the expense associated with these awards based on the percentage of time that the named executive officer dedicates to our business during the year of vesting.

December 31, 2025 | 98

Equity Awards Vested During Fiscal Year 2025
This table sets forth information concerning phantom units awarded by us that vested during 2025, as well as incentive unit awards made by CVR Energy that vested during 2025, for which the Partnership shared in the expense. This table also includes incentive unit awards made by CVR Energy to Mr. Pytosh that vested during 2025 and for which the Partnership does not share in the expense. All of the phantom and incentive unit awards that vested during 2025 were settled in cash.

		Equity Awards
Name	Award Type	Number of Shares or Units Acquired on Vesting	Value Realized on Vesting
David L. Lamp	Incentive Units	13,962	$558,201	(1)
	Incentive Units	17,388	616,926	(2)
	Incentive Units	28,948	983,653	(3)
		60,298	$2,158,780
Mark A. Pytosh	Incentive Units	4,116	$164,558	(1)
	Phantom Units	2,000	280,300	(4)
	Incentive Units	5,307	188,292	(2)
	Phantom Units	3,689	418,812	(5)
	Incentive Units	9,144	310,713	(3)
	Phantom Units	3,421	365,500	(6)
		27,677	$1,728,175
Dane J. Neumann	Incentive Units	5,077	$202,978	(1)
	Incentive Units	6,607	234,416	(2)
	Incentive Units	11,491	390,464	(3)
		23,175	$827,858
Melissa M. Buhrig	Incentive Units	6,084	$243,238	(1)
	Incentive Units	7,988	283,414	(2)
	Incentive Units	13,895	472,152	(3)
		27,967	$998,804

(1)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $6.00 in accrued dividends.
(2)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $1.50 in accrued dividends.
(3)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Energy’s common stock in accordance with the award agreement, and (ii) $0.00 in accrued dividends.
(4)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) $45.23 in accrued distributions.
(5)The amount reflected includes a per unit value equal to (i) the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) $18.61 in accrued distributions.
(6)The amount reflected includes a per unit value equal to the average closing price of CVR Partners’ common units in accordance with the award agreement, and (ii) $11.92 accrued distributions.

Reimbursement of Expenses of Our General Partner
Our General Partner and its affiliates are reimbursed for expenses incurred on our behalf under the Corporate MSA. Refer to Part II, Item 8, Note 13 (“Related Party Transactions”) and Part III, Item 13 of this Report for additional information. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of our business and allocable to us. These expenses also include costs incurred by CVR Energy or its affiliates in rendering corporate staff and support services to us pursuant to the Corporate MSA, including a pro-rata portion of the compensation of CVR Energy’s executive officers who provide management services to us based on the amount of time such executive officers devote to our business. For the year ended December 31, 2025, the total

December 31, 2025 | 99

amount paid to our General Partner and its affiliates (including amounts paid to CVR Energy pursuant to the Corporate MSA) was approximately $22.5 million.
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
2024 Employment Agreement. Under the 2024 Employment Agreement, if Mr. Lamp’s employment was terminated on or at any time after January 1, 2025, he would be entitled to the following benefits:

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
(3)A cash payment equal to the value of all unvested incentive units underlying each Lamp CEO LTIP Award held on the date of termination based on the average closing price of a share of CVR Energy common stock for the 10-trading days immediately preceding the date of termination plus any accrued but unpaid dividend equivalent rights.
(4)A cash payment equal to 150% of Mr. Lamp’s base salary, multiplied by a fraction, the numerator of which is the number of completed days between the grant date of the Lamp CEO LTIP Award received by Mr. Lamp immediately prior the date of termination and the date of termination, and the denominator of which is 365.
(5)A cash payment equal to the product of $3,000,000, multiplied by a fraction, not to exceed one, (x) the numerator of which is the number of completed months from January 1, 2025, through the date of such termination, and (y) the denominator of which is 24.
(6)Cause as defined in the 2024 Employment Agreement.
(7)Good Reason as defined in the 2024 Employment Agreement.
(8)Pursuant to the 2024 Employment Agreement, as amended by the Lamp Amendment, Resignation Notice Requirement means, in the event of a resignation without Good Reason, providing prior written notice to CVR Energy that is equal to the lesser of (x) five months and (y) such other period as may be agreed to by the CVI Compensation Committee.
As a condition to receiving these severance benefits under the 2024 Employment Agreement, Mr. Lamp was required to execute, deliver and not revoke a general release of claims and abide by restrictive covenants relating to non-solicitation and non-competition during Mr. Lamp’s employment term, and thereafter during the period he receives severance payments or supplemental disability payments, as applicable, or for six months following the end of the term (if no severance or disability payments are payable), as well as a perpetual restrictive covenant relating to non-disclosure and non-disparagement. If any payments or distributions due to Mr. Lamp would be subject to the excise tax imposed under Section 4999 of the Code, then such payments or distributions would be “cut back” only if that reduction would be more beneficial to him on an after-tax basis than if there was no reduction. The meaning of all terms used, but not defined in this description of these benefits to which Mr.

December 31, 2025 | 100

Lamp would be entitled upon employment termination, are as defined in the 2024 Employment Agreement and are qualified thereby in the entirety.
CVI Severance Plan. Messrs. Pytosh and Neumann and Ms. Buhrig did not have employment agreements that were effective in 2025. However, during 2025 under the CVI Severance Plan, Messrs. Pytosh and Neumann and Ms. Buhrig were generally eligible for certain payments in the event of their involuntary termination (other than for cause, as defined in the CVI Severance Plan) or their resignation for good reason (as defined in the CVI Severance Plan) in connection with a change-in-control, as follows:

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
(2)The sum of (a) 12 months of base pay, and (b) the average of the annual bonuses actually paid during the three calendar years immediately preceding (or for such shorter period of time or 100% of target bonus, if applicable).
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
Payout of these amounts are subject to various conditions including the execution of a release agreement, a perpetual restrictive covenant relating to non-disclosure and non-disparagement and covenants relating to non-solicitation and non-competition for a period of 12 months. Effective January 1, 2026, pursuant to the terms of the Pytosh Employment Agreement, Mr. Pytosh became ineligible for benefits under the CVI Severance Plan.
Award Agreements. Under the award agreements issued under and in connection with the CVR Partners LTIP and the CVR Energy LTIP, each of our named executive officers are also eligible for accelerated vesting of certain unvested phantom and incentive units if such units are cancelled or if such named executive officer (a) is terminated other than for cause, or (b) is terminated due to death or disability. In such an event, the portion of any unvested phantom and incentive units scheduled to vest within 12 months of such event becomes immediately vested and the remaining portion is forfeited. Upon such accelerated vesting, the named executive officers will receive, as determined in the applicable Board or Compensation Committee’s sole discretion, (a) a cash payment equal to (i) the number of units multiplied by the average closing price of a common unit of Partnership or a common share of CVR Energy, as applicable, for the 10-trading days preceding the acceleration date, plus (ii) the per unit cash value of distributions and dividends declared and paid by the Partnership or CVR Energy, as applicable, from the grant date to and including the acceleration date, or (b) the number of common units or shares, plus the per unit cash value of distributions and dividends declared and paid by the Partnership or CVR Energy, as applicable, from the grant date to and including the acceleration date.

Potential Payments upon Termination or Change in Control
The following table reflects amounts payable to our named executive officers as a result of the hypothetical termination events outlined below assuming the triggering employment termination event took place on December 31, 2025. Pursuant to the Corporate MSA, we are responsible for the payment of our proportionate share of these severance benefits under the 2024 Employment Agreement, the CVI Severance Plan, award agreements, and other benefits programs following the termination of

December 31, 2025 | 101

employment of the named executive officers. The actual payments to which a named executive officer would be entitled may only be determined based upon the actual occurrence and circumstances surrounding the termination.

Name and Severance Benefit	Death	Disability	Retirement	Termination without Cause		Resignation for Good Reason		Termination for Cause or Resignation without satisfying Notice Requirement
				(1)	(2)	(1)	(2)	(3)
David L. Lamp
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—	$—
Accrued Amounts (4)	2,034,000	2,034,000	2,034,000	2,034,000	2,034,000	2,034,000	2,034,000	2,034,000
Accelerated Vesting - Incentive Units (5)	—	—	—	—	—	—	—	—
Cash Severance (6)	5,114,305	5,114,305	5,114,305	5,114,305	5,114,305	5,114,305	5,114,305	—
Total Amount	$7,148,305	$7,148,305	$7,148,305	$7,148,305	$7,148,305	$7,148,305	$7,148,305	$2,034,000

Mark A. Pytosh
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Phantom Units (7)	1,073,788	1,073,788	—	1,073,788	1,887,300	—	1,887,300	—
Accelerated Vesting - Incentive Units (8)	534,996	534,996	—	534,996	1,168,419	—	1,168,419	—
Cash Severance (9)	—	—	—	—	1,583,837	—	1,583,837	—
Total Amount	$1,608,784	$1,608,784	$—	$1,608,784	$4,639,556	$—	$4,639,556	$—

Dane J. Neumann
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (8)	672,253	672,253	—	672,253	1,472,010	—	1,472,010	—
Cash Severance (9)	—	—	—	—	1,266,254	—	1,266,254	—
Total Amount	$672,253	$672,253	$—	$672,253	$2,738,264	$—	$2,738,264	$—

Melissa M. Buhrig
Benefits Continuation	$—	$—	$—	$—	$—	$—	$—	$—
Accelerated Vesting - Incentive Units (8)	812,973	812,973	—	812,973	1,780,348	—	1,780,348	—
Cash Severance (9)	—	—	—	—	1,564,054	—	1,564,054	—
Total Amount	$812,973	$812,973	$—	$812,973	$3,344,402	$—	$3,344,402	$—

(1)Severance payments and benefits in the event of termination without cause or resignation for good reason not in connection with a change in control.
(2)Severance payments and benefits in the event of termination without cause or resignation for good reason in connection with a change in control.
(3)As defined in the 2024 Employment Agreement.
(4)Accrued Amounts represents, as defined in the 2024 Employment Agreement, Mr. Lamp’s earned but unpaid Annual Bonus under the 2025 CVI Plan.
(5)In accordance with the 2024 Employment Agreement, upon termination of employment for any reason other than Termination for Cause or Resignation without Good Reason and without satisfying the Notice Requirement, Mr. Lamp's outstanding long-term incentive units are forfeited, and he receives instead, a cash payment equal to the value of all unvested incentive units underlying each outstanding Incentive Award, determined based on the average closing price of one share of CVR Energy common stock for the 10-trading days immediately preceding the date of termination, plus any accumulated but unvested dividend equivalents on such award (the "LTIP Payout"). Such amounts are reflected in "Cash Severance" below.
(6)In accordance with the 2024 Employment Agreement, this Cash Severance amount is comprised of: (i) the LTIP Payout; plus, (ii) a one-time cash payment in an amount equal to the product of (A) Mr. Lamp’s LTIP target (150%) multiplied by (B) a fraction, the numerator of which is the number of completed days between the grant date of the LTIP award received by Mr. Lamp immediately prior to the date of termination and the denominator of which is 365; plus, (iii) a one-time cash payment in an amount equal to the product of (A) $3,000,000, multiplied by (B) a fraction, not to exceed one (1), (x) the numerator of which is the number of completed months from January 1, 2025 through the date of such termination, and (y) the denominator of which is 24.

December 31, 2025 | 102

(7)For Mr. Pytosh, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represent, pursuant to the award agreement, the number of any unvested phantom units scheduled to vest within 12 months from December 31, 2025, multiplied by for phantom units granted by the Partnership (i) on December 13, 2023, the average closing price for Partnership common units for the 10 trading-days preceding December 31, 2025, or $97.06 per unit (the “UAN 10-day Average Price”), plus $18.61 in accrued distributions, (ii) on December 11, 2024, the UAN 10-day Average Price, plus $11.92 in accrued distributions, and (iii) on December 10, 2025, the UAN 10-day Average Price; and (B) termination without cause or resignation for good reason, both in connection with a change in control, represents pursuant to the CVI Severance Plan, the number of all unvested phantom units outstanding on December 31, 2025, multiplied by, for phantom units awarded by the Partnership (i) on December 13, 2023, the average closing price for Partnership common units for the 20 trading-days preceding December 31, 2025, or $91.38 per unit (the “UAN 20-day Average Price”), plus $18.61 in accrued distributions, (ii) on December 11, 2024, the UAN 20-day Average Price plus $11.92 in accrued distributions, and (iii) on December 10, 2025, the UAN 20-day Average Price.
(8)For Messrs. Pytosh, and Neumann and Ms. Buhrig, the accelerated vesting value upon (A) death, disability, or termination without cause not in connection with a change in control, represents, pursuant to the award agreement, the number of any unvested incentive units scheduled to vest within 12 months from December 31, 2025, multiplied by for incentive units awarded by CVR Energy (i) on December 13, 2023, the CVI 10-day Average Price, plus $1.50 in accrued dividends, (ii) on December 11, 2024, the CVI 10-day Average Price; and (iii) on December 10, 2025, the CVI 10-day Average Price, and (B) termination without cause or resignation for good reason, both in connection with a change in control represents, pursuant to the CVI Severance Plan, the number of all unvested units outstanding on December 31, 2025, multiplied by, for incentive units awarded by CVR Energy (i) on December 13, 2023, the average closing price for CVR Energy common stock for the 20-trading days preceding December 31, 2025, or $29.46 per share (the “CVI 20-day Average Price”), plus $1.50 in accrued dividends, (ii) on December 11, 2024, the CVI 20-day Average Price, and (iii) on December 10, 2025, the CVI 20-day Average Price.
(9)For Messrs. Pytosh, and Neumann and Ms. Buhrig, cash severance amounts upon termination without cause or resignation for good reason, both in connection with a change in control include, as defined under the CVI Severance Plan, a lump sum of 12 months’ base pay plus a sum equal to the average of the annual bonuses actually paid during the immediately preceding three full calendar years in which they served as a named executive officer.
Pay Ratio
For 2025, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Principal Executive Officers, Mr. Lamp, our Executive Chairman, and Mr. Pytosh, our President and Chief Executive Officer (collectively, “PEOs”), we used the following methodology and made the following material assumptions, adjustments, and estimates:
(1)We determined that, as of December 31, 2025, the number of employees of the Partnership and its consolidated subsidiaries consisted of 320 individuals, excluding our PEOs who are employed by CVR Services, LLC (“CVR Services”).
(2)To identify the “median employee” from the employee population, we compared the amount of annual total compensation of such employees for 2025 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which consisted of salary, bonus, non-equity incentive plan compensation and other compensation. We “annualized” the compensation of our full-time and part-time permanent employees as of December 31, 2025, to adjust for the portion of the year that the employee did not work, if applicable. We did not make any cost-of-living adjustments in identifying the “median employee”.
(3)To identify the annual total compensation of our median employee, we included the elements of such employee’s compensation for 2025 determined in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.
(4)To identify the annual total compensation of our PEOs, we used the amounts reported in the “Total” column of our 2025 Summary Compensation Table included in this Item 11, which was calculated in accordance with the same requirements of Item 402(c)(2)(x) of Regulation S-K, as adjusted to reflect the portion of such amount attributable to Mr. Lamp’s and Mr. Pytosh’s service to the Partnership, of ten percent (10%) and sixty percent (60%), respectively, and as further described in the table immediately following our 2025 Summary Compensation Table.

December 31, 2025 | 103

Based on this methodology, we estimate that the ratio of the annual total compensation of each of our PEOs to the median of the annual total compensation of all employees for 2025 was as follows:

Annual total compensation of Median Employee (1)	$152,740
Annual total compensation of Executive Chairman (2)	$677,039
CEO Pay Ratio (Executive Chairman)	4:1
Annual total compensation of President & CEO (2)	$1,993,983
CEO Pay Ratio (President & CEO)	13:1

(1)Excludes our PEOs.
(2)Adjusted to reflect the portion of such compensation attributable to service to the Partnership.
The totals and pay ratios described above are reasonable estimates calculated in a manner consistent with Item 402(u) of Regulation S-K.
Compensation of Directors
Directors of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates (including IEP) receive compensation for their services. This compensation is designed to attract and retain highly qualified directors to lead the Partnership and to be demonstrably fair to both the Partnership and such directors, taking into consideration, among other things, the time commitments required for service on the Board and its committees.
In October 2024, the Board considered these goals and the compensation paid to such directors for 2024, and upon recommendation of the Compensation Committee, elected to keep such compensation for 2025 the same as 2024. During 2025, non-employee directors received an annual director fee of $35,000. The Audit Committee chair received an additional fee of $15,000 per year, while the other directors serving on the Audit Committee received an additional fee of $7,500 per year. The Compensation Committee and EH&S Committee chairs received an additional fee of $8,000 per year, while the other directors serving on the Compensation Committee and EH&S Committee received an additional fee of $5,000 per year. In addition, during 2024, directors eligible to be reimbursed for out-of-pocket expenses in connection with attending meetings of the Board and its committees and for director-related education expenses up to a maximum amount of $1,500 per year. Each non-employee director was also eligible to receive an additional $1,500 per meeting for all meetings in excess of the following threshold:

Board/Committee Meeting	Threshold Per Year
Board	6
Audit Committee	12
Compensation Committee	6
EH&S Committee	6

December 31, 2025 | 104

The following table sets forth the compensation earned by or paid to each non-employee director of our General Partner who are not officers, employees, or directors of CVR Energy or its affiliates for the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash (1)	Unit Awards	All Other Compensation (2)	Total Compensation
Jordan Bleznick	33,261	—	35,000	68,261
Donna R. Ecton (3)	45,734	—	35,000	80,734
Brian A. Goebel (4)	10,108	—		10,108
Frank M. Muller, Jr.	46,150	—	35,000	81,150
Alexander Nickolatos (4)	8,845	—		8,845
Peter K. Shea	41,992	—	35,000	76,992
Kevan A. Vick (5)	17,163	—		17,163

(1)Amounts reflected in this column include annual retainer fees and additional fees for service as committee members, including for service in chair positions.
(2)Amounts reflected in this column include amounts paid in cash or accrued in 2025 in connection with such directors’ removal from the Board effective October 30, 2025.
(3)Fees paid to Ms. Ecton in 2025 were paid to EEI, Inc., where she serves as the chief executive officer and is the sole shareholder.
(4)Appointed to the Board effective October 30, 2025.
(5)Appointed to the Board effective August 1, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The CVR Partners LTIP provides for the grant of options, unit appreciation rights, distribution equivalent rights, restricted units, phantom units and other unit-based awards, each in respect of common units. Individuals who are eligible to receive awards under the CVR Partners LTIP include employees, officers, consultants and directors of CVR Partners and the general partner and their respective subsidiaries and parents. A maximum of 550,000 common units are issuable under the CVR Partners LTIP.
The table below contains information about securities authorized for issuance under the CVR Partners LTIP as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
CVR Partners LTIP	—	—	500,935	(1)
Equity compensation plans not approved by security holders:
None	—	—	—
Total	—	—	500,935

(1)Represents units that remain available for future issuance pursuant to the CVR Partners LTIP in connection with awards of options, unit appreciation rights, distribution equivalent rights, restricted units, and phantom units.

December 31, 2025 | 105

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table presents information regarding beneficial ownership of our common units as of February 18, 2026 by:
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

	Common Units Beneficially Owned
Name of Beneficial Owner	Number	Percent

Carl C. Icahn (1)	4,164,274	39.4%
Barclays Plc (2)	621,054	5.8%
CVR GP, LLC (3)	—	—%
Robert E. Flint	—	—%
Brian A. Goebel	—	—%
Alexander Nickolatos	—	—%
David L. Lamp	—	—%
Mark A. Pytosh	30,593	*
Kevan Vick	—	—%
Melissa M. Buhrig	2,200	*
Dane J. Neumann	—	—%
All directors and executive officers of our General Partner as a group (8 persons) (4)	32,793	*

*Less than 1%.
(1)Beneficial ownership information is based on: (a) the Schedule 13D/A filed with the SEC on June 4, 2025 (the “Schedule 13D/A”), which indicates that: Icahn Enterprises Holdings L.P. (“IEP Holdings”), Icahn Enterprises G.P. Inc. (“IEP GP”), and Carl C. Icahn (collectively, the “Icahn Reporting Persons”) have shared voting power and shared dispositive power with respect to 4,164,274 common units; and (b) the Form 4 filed by the Icahn Reporting Persons on April 23, 2025 (the “Form 4”), which indicates that: (i) American Entertainment Properties Corp. (“AEP”) directly holds 272,274 common units and (ii) the GP Sole Member directly holds 3,892,000 common units. The Form 4 also indicates that: the GP Sole Member is a direct, wholly owned subsidiary of CVR Services, LLC (“CVR Services”), which is a direct, wholly owned subsidiary of CVR Energy Holdings, Inc. (“CVREH”), which is a direct, wholly owned subsidiary of CVR Energy; IEP Holdings owns a 100% interest in AEPC Holdings LLC (“AEPC Holdings”), which owns 100% of the equity of AEP; AEP is the sole member of IEP Energy Holding LLC (“IEP Energy”), which together hold approximately 70% of the outstanding shares of common stock of CVR Energy; AEPC Holdings owns 100% of the equity of AEP; IEP Holdings owns a 100% interest in AEPC Holdings; Icahn Enterprises L.P (“IEP”) owns a 99% limited partner interest in IEP Holdings; Mr. Icahn is the indirect holder of approximately 86% of the issued and outstanding depositary units representing limited partnership interests in IEP; IEP GP is the general partners of and owns a 1% general partner interest in each of IEP Holdings and IEP; IEP GP is 100% owned by Beckton Corp (“Beckton”); Beckton is 100% owned by Mr. Icahn. Each of (i) the Icahn Reporting Persons disclaim beneficial ownership of all common units reported in the Schedule 13D/A except to the extent of their pecuniary interest therein, and (ii) IEP Energy, AEP, IEP Holdings, IEP GP, Beckton and Mr. Icahn disclaim beneficial ownership of the common units described in the Form 4. The Icahn Reporting Persons and AEP, AEPC Holdings, IEP Energy, IEP and Beckton, have an address of 16690 Collins Avenue, PH-1, Sunny Isles Beach, FL 33160. The GP Sole Member, CVR Services, CVREH and CVR Energy have an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479. The directors of CVR Energy are Dustin DeMaria, Jaffrey A. Firestone, Robert E. Flint, Brett Icahn, Colin Kwak, David L. Lamp, Stephen Mongillo, Mark A. Pytosh, Mark J. Smith, and Julia Heidenreich Voliva.
(2)Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 11, 2022 (the “Barclays Schedule 13G”), which indicates that Barclays Plc and Barclays Bank Plc, both with an address of 1 Churchill Place, London, X0 E14 5HP, have sole

December 31, 2025 | 106

voting power and sole dispositive power with respect to 621,054 common units. While Barclays Plc has not filed an amendment to its Schedule 13G, it has disclosed in a Schedule 13F-HR filed with the SEC on November 12, 2025, that it has voting authority over 58 common units.
(3)CVR GP, LLC, a wholly owned subsidiary of the GP Sole Member, is our General Partner, manages and operates CVR Partners and has a non-economic general partner interest in the Partnership. It has an address at 2277 Plaza Drive, Suite 500, Sugar Land, TX 77479.
(4)The number of common units owned by all of the directors and executive officers of our General Partner, as a group, reflects the sum of (i) the 30,593 common units owned by Mr. Pytosh and (ii) the 2,200 common units owned by Ms. Buhrig.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The GP Sole Member owns (i) 3,892,000 common units, representing approximately 36.8% of our outstanding common units (which entitles it to receive distributions, if any, including $46.4 million in 2025), and (ii) 100% of our General Partner with its non-economic general partner interest (which does not entitles it to receive distributions). IEP owns approximately 2.6% of our outstanding common units (which entitles it to receive distributions, if any, including $3.1 million in 2025).
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
Related Party Transaction Policy
The Board has adopted a Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification, and disclosure of related party transactions involving us. This policy applies to any transaction, arrangement, or relationship (or any series of similar or related transactions, arrangements, or relationships) in which we are a participant, and the amount involved exceeds $120,000, and in which any related party had or will have a direct or indirect material interest. At the discretion of the Board, a proposed related party transaction may generally be reviewed by the Board in its entirety or by a “conflicts committee” meeting the definitional requirements for such a committee under our partnership agreement. After appropriate review, the Board or a Conflicts Committee may approve or ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms that, taken as a whole, are no less favorable to us than could be obtained in an arm’s-length transaction with an unrelated third-party, unless the Board or the Conflicts Committee otherwise determines that the transaction is not in our best interests. Related party transactions involving compensation will be approved by the Board in its entirety or by the Compensation Committee of the Board in lieu of a Conflicts Committee.

December 31, 2025 | 107

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
Item 14.    Principal Accounting Fees and Services
Grant Thornton LLP has served as the Partnership’s independent registered public accounting firm since August 2013. The Audit Committee has not selected the independent registered public accounting firm to conduct the audit of our books and records for the fiscal year ending December 31, 2026.
The charter of the Audit Committee of the Board, which is available on our website at www.CVRPartners.com, requires the Audit Committee to pre-approve all audit services and non-audit services (other than de-minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002) to be provided by our independent registered public accounting firm. The Audit Committee has a pre-approval policy with respect to services that may be performed by the independent auditors. The Audit Committee pre-approved all fees incurred in fiscal year 2025.
The following table represents fees billed and expected to be billed for professional services and other services in the following categories and amounts by Grant Thornton LLP for the fiscal years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Audit fees (1)	$789	$687
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$789	$687

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

December 31, 2025 | 108

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
(a)(3) Exhibits
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1**	Fourth Amended and Restated Limited Liability Company Agreement of CVR GP, LLC, dated November 8, 2024 (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on February 19, 2025).

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

December 31, 2025 | 109

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

10.6**+	CVR Partners, LP 2025 Long-Term Incentive Plan, effective June 5, 2025 (incorporated by reference to Appendix A to the Partnership’s Proxy Statement filed on April 22, 2025).

10.6.1**+	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement - Executive (incorporated by reference to Exhibit 10.2 of the Partnership’s Form 8-K filed on June 6, 2025).

10.6.2**+	CVR Partners, LP 2025 Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.3 of the Partnership’s Form 8-K filed on June 6, 2025).

10.6.3**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (Executive) (incorporated by reference to Exhibit 10.7.4 of the Form 10-K filed on February 23, 2022).

10.6.4**+	Form of CVR Partners, LP Long-Term Incentive Plan Employee Phantom Unit Agreement (incorporated by reference to Exhibit 10.7.5 of the Form 10-K filed on February 23, 2022).

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

December 31, 2025 | 110

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

10.27**+	CVR Energy, Inc. Change in Control and Severance Plan, as amended effective February 14, 2025 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on July 31, 2025).

10.28**+^	CVR Partners, LP and Subsidiaries 2025 Performance-Based Bonus Plan - Fertilizer, approved April 29, 2025 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed on July 31, 2025).

10.29**+	Amendment to Employment Agreement, dated as of December 12, 2024, by and between CVR Energy, Inc. and David L. Lamp (incorporated by reference to Exhibit 10.6 of the Form 10-Q filed on July 31, 2025).

10.30**+	Employment Agreement, dated as of July 28, 2025, by and between CVR Energy, Inc. and Mark A. Pytosh (incorporated by reference to Exhibit 10.7 of the Form 10-Q filed on July 31, 2025).

December 31, 2025 | 111

19.1**	CVR Partners, LP Insider Trading Policy, approved February 20, 2024 (incorporated by reference to Exhibit 19.1 of the Form 10-K filed on February 19, 2025).

21.1*	List of Subsidiaries of CVR Partners, LP

23.1*	Consent of Grant Thornton LLP.

31.1*	Rule 13a-14(a) or 15(d)-14(a) Certification of President and Chief Executive Officer.

31.2*	Rule 13a-14(a) or 15(d)-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.

31.3*	Rule 13a-14(a) or 15(d)-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.

32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

97.1**+	CVR Partners, LP Policy for the Recovery of Erroneously Awarded Compensation effective October 2, 2023 (incorporated by reference to Exhibit 97.1 of the Form 10-K filed on February 19, 2025).

101*
The following financial information for CVR Partners, LP’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statement of Partners’ Capital, (5)  Consolidated Statements of Cash Flows and (6) the Notes to Consolidated Financial Statements, tagged as blocks of text. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

December 31, 2025 | 112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVR Partners, LP
By:	CVR GP, LLC, its general partner
By:	/s/ MARK A. PYTOSH
Mark A. Pytosh President and Chief Executive Officer
Date: February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK A. PYTOSH	Director, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2026
Mark A. Pytosh

/s/ DANE J. NEUMANN	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)	February 18, 2026
Dane J. Neumann

/s/ JEFFREY D. CONAWAY	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 18, 2026
Jeffrey D. Conaway

/s/ ROBERT E. FLINT	Chairman of the Board of Directors	February 18, 2026
Robert E. Flint

/s/ BRIAN A. GOEBEL	Director	February 18, 2026
Brian A. Goebel

/s/ DAVID L. LAMP	Director	February 18, 2026
David L. Lamp

/s/ ALEXANDER NICKOLATOS	Director	February 18, 2026
Alexander Nickolatos

/s/ KEVAN VICK	Director	February 18, 2026
Kevan Vick

December 31, 2025 | 113