Form 10-Q
period 2026-03-31
CVR PARTNERS, LP
filed 2026-04-29
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at April 24, 2026.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
March 31, 2026

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	29
	Condensed Consolidated Balance Sheets - March 31, 2026 and December 31, 2025 (unaudited)	5	Item 1A.	Risk Factors	29
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2026 and 2025 (unaudited)	6	Item 5.	Other Information	29
	Condensed Consolidated Statements of Partners’ Capital - Three Months Ended March 31, 2026 and 2025 (unaudited)	7	Item 6.	Exhibits	29
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2026 and 2025 (unaudited)	8	Signatures		31
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

March 31, 2026 | 2

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, legislation, policies or regulations, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “should”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.
Forward-looking statements include, but are not limited to, the following:
•our forecasts of our future financial condition, capital expenditures, results of operations, revenues and expenses;
•our ability to meet certain carbon capture and sequestration milestones;
•our ability to successfully implement business strategies and the timing thereof, including significant capital programs or projects, turnarounds or other initiatives;
•the expected supply, availability and price levels of raw materials and feedstocks and the effects of inflation, geopolitical events and conflicts thereupon;
•the expected availability of adequate cash and other sources of liquidity for the capital, operating and other needs of our business;
•our ability to generate distributable cash or make cash distributions on our common units, including reserves and future uses of cash;
•expectations regarding global production levels, including our production levels;
•expectations regarding the volatile, cyclical, and seasonal nature of our business;
•expectations of asset useful lives and impairments and impacts thereof and realizable inventory value;
•expectations of the cost and value of payouts under or in connection with our equity and non-equity incentive plans;
•expected competition in the nitrogen fertilizer business and foreign wheat and coarse grain production, including impacts thereof as a result of farm planting acreage, domestic and global supply and demand, and domestic or international duties, tariffs or other factors; and
•expectations regarding our ability to procure or recover under our insurance policies for damages or losses in full or at all.
Such forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected or forward-looking. Differences between actual results or trends and any future results or trends expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:
•the potential impacts of geopolitical events and conflicts (including those relating to the Russia-Ukraine war, the tensions and conflict in the Middle East and the recent developments in Venezuela and the U.S.-Israel and Iran war), and any escalation, expansion, or resolution thereof, on commodity prices and other markets to which we provide products;
•risks related to our dependence on significant third-party suppliers and customers;
•the ability of our general partner, CVR GP, LLC (“General Partner”), to modify or revoke our distribution policy at any time;
•the impact of weather on our business, including our ability to produce, market, sell, transport or deliver fertilizer products profitably or at all;
•risks related to potential strategic transactions involving CVR Partners, LP ( “CVR Partners”), or interests therein, in which our affiliate, CVR Energy, Inc. (together with its subsidiaries, but excluding CVR Partners and its subsidiaries, “CVR Energy”), and its controlling shareholder or others may participate;
•the impacts of existing and future laws, regulations, rules, policies, or rulings, including changes, amendments, reinterpretation or amplification thereof and the actions of the current administration or future administrations relating thereto, including potential liabilities or capital requirements arising therefrom and the impacts thereof on macroeconomic factors, consumer activity or otherwise;

March 31, 2026 | 3

•the effects of alternative energy or fuel sources and impacts on corn prices (ethanol), and the end-use and application of fertilizers;
•impacts of rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;
•risks related to our lack of asset diversification;
•risks related to product pricing, including spot and contracted sales, the timing thereof, and our ability to realize market prices, in full or at all;
•the effects of accidents or other unscheduled shutdowns or interruptions affecting our facilities, machinery, people, or equipment, or those of our suppliers or customers;
•risks related to potential operating hazards from accidents, fires, severe weather, tornadoes, floods, wildfires, or other natural disasters;
•the effects of the volatile nature of ammonia, potential liability for accidents involving ammonia including damage or injury to persons, property, the environment or human health and increased costs related to the transport or production of ammonia;
•the impact of potential runoff of water containing hazardous substances into waterways and regulatory or legal actions in response thereto;
•the effects of potential labor supply shortages, labor difficulties, labor disputes or strikes;
•risks related to operational interruptions or changes in laws that could impact the amount and receipt of tax credits (if any) under the Internal Revenue Code of 1986, as amended, or any similar law, rule, or regulation;
•risks related to our businesses’ ability to obtain, retain or renew environmental and other governmental permits, licenses or authorizations necessary for the operation of its business;
•risks of terrorism, cybersecurity attacks, and the security of chemical manufacturing facilities and other matters beyond our control;
•risks related to our capital structure, including our ability to issue securities, the impacts of securities issuances on securities prices or dilution, instability and volatility in the capital and credit markets, restrictions in our debt agreements and our ability to refinance our debt on acceptable terms or at all;
•the effect of the potential loss of transportation cost advantage over our competitors;
•risks related to our reliance on CVR Energy’s management team and conflicts of interest they may face operating each of CVR Partners and CVR Energy;
•risks related to control of our General Partner by CVR Energy and control of CVR Energy by its controlling shareholder, which could result in competition, transactions, or conflicts with CVR Energy and its affiliates;
•the impact of potential changes in our treatment as a partnership for U.S. federal income or state tax purposes;
•risks related to the number of investors willing to hold or acquire our common units and impacts of any changes in ownership of our common units by CVR Energy, Mr. Carl C. Icahn, or their affiliates, or of CVR Energy’s common stock by Mr. Carl C. Icahn or his affiliates;
•the effects of operating hazards and interruptions at our facilities, including unscheduled maintenance or downtime and the availability of adequate insurance coverage;
•the risk of changes in tax and other laws, regulations and policies, including the One Big Beautiful Bill Act; and
•the factors described in greater detail under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
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

March 31, 2026 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$128,086	$69,243
Accounts receivable, net	52,842	58,956
Inventories	88,310	82,683
Prepaid expenses	1,633	1,498
Other current assets	332	1,487
Total current assets	271,203	213,867
Property, plant, and equipment, net	704,365	711,824
Other long-term assets	42,616	43,764
Total assets	$1,018,184	$969,455

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$39,139	$44,659
Accounts payable to affiliates	4,970	3,784
Deferred revenue	23,569	22,980
Other current liabilities	30,895	25,350
Total current liabilities	98,573	96,773
Long-term liabilities:
Long-term debt and finance lease obligation, net of current portion	569,014	569,068
Long-term deferred revenue	19,034	20,621
Other long-term liabilities	19,820	17,252
Total long-term liabilities	607,868	606,941
Commitments and contingencies (See Note 9)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	311,742	265,740
General partner interest	1	1
Total partners’ capital	311,743	265,741
Total liabilities and partners’ capital	$1,018,184	$969,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per unit data)	2026	2025
Net sales	$180,048	$142,866
Operating costs and expenses:
Cost of materials and other	29,426	27,901
Direct operating expenses (exclusive of depreciation and amortization)	63,204	54,486
Depreciation and amortization	19,963	18,041
Cost of sales	112,593	100,428
Selling, general and administrative expenses	9,031	7,889
Loss (gain) on asset disposal	777	(40)
Operating income	57,647	34,589
Other (expense) income:
Interest expense, net	(7,848)	(7,726)
Other income, net	114	225
Income before income taxes	49,913	27,088
Income taxes	—	—
Net income	$49,913	$27,088

Basic and diluted earnings per common unit	$4.72	$2.56

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2025	10,569,637	$265,740	$1	$265,741
Net income	—	49,913	—	49,913
Cash distributions to common unitholders - Affiliates	—	(1,541)	—	(1,541)
Cash distributions to common unitholders - Non-affiliates	—	(2,370)	—	(2,370)
Balance at March 31, 2026	10,569,637	$311,742	$1	$311,743

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2024	10,569,637	$293,069	$1	$293,070
Net income	—	27,088	—	27,088
Cash distributions to common unitholders - Affiliates	—	(6,811)	—	(6,811)
Cash distributions to common unitholders - Non-affiliates	—	(11,686)	—	(11,686)
Balance at March 31, 2025	10,569,637	$301,660	$1	$301,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$49,913	$27,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,963	18,041
Share-based compensation	2,994	1,472
Other adjustments	972	144
Changes in working capital:
Accounts receivable	6,114	23,575
Inventories	(3,931)	(3,790)
Prepaid expenses and other current assets	1,015	(677)
Accounts payable	(2,962)	(464)
Deferred revenue	(997)	(15,481)
Other current liabilities	2,694	5,483
Net cash provided by operating activities	75,775	55,391
Cash flows from investing activities:
Capital expenditures	(17,046)	(9,871)
Return of equity method investment	4,211	4,024
Other investing activities	—	40
Net cash used in investing activities	(12,835)	(5,807)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(1,541)	(6,811)
Cash distributions to common unitholders - Non-affiliates	(2,370)	(11,686)
Principal payments of finance leases	(186)	(169)
Net cash used in financing activities	(4,097)	(18,666)
Net increase in cash and cash equivalents	58,843	30,918
Cash and cash equivalents, beginning of period	69,243	90,857
Cash and cash equivalents, end of period	$128,086	$121,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

March 31, 2026 | 8

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
Interest Holders
CVR Partners’ common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “UAN”. As of March 31, 2026, public common unitholders held approximately 60% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 37% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner, CVR GP, LLC (“General Partner”) interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held approximately 3% of the outstanding limited partner interests. As of March 31, 2026, IEP owned approximately 71% of the common stock of CVR Energy, and as a result, IEP beneficially owns approximately 40% of the Partnership’s outstanding limited partner interests.
Management and Operations
The Partnership, including its General Partner, is managed by a combination of the board of directors of our General Partner (the “Board”), the General Partner’s executive officers, UAN Services, LLC (as sole member of the General Partner), and certain officers of CVR Energy and its subsidiaries, pursuant to the partnership agreement, as well as a number of agreements among the Partnership, the General Partner, CVR Energy, and certain of their respective subsidiaries, including a service agreement. See Part II, Item 8 of CVR Partners’ Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for further discussion. Common unitholders have limited voting rights on matters affecting the Partnership and have no right to elect the General Partner’s directors or officers, whether on an annual or continuing basis or otherwise.
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
(2) Basis of Presentation
The accompanying condensed consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), include the accounts of CVR Partners and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain notes and other information have been condensed or omitted from these condensed consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the December 31, 2025 audited consolidated financial statements and notes thereto included in the 2025 Form 10-K.

March 31, 2026 | 9

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
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results that will be realized for the year ending December 31, 2026 or any other interim or annual period.
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Partnership continues to evaluate the impact of adopting this new accounting guidance but anticipates that the adoption will primarily affect disclosures and it will not have a material impact on the results of operations, financial condition or cash flows.
In September 2025, the FASB issued ASU 2025-06, Intangibles (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, including the elimination of accounting consideration of software project development stages and enhancement of the guidance around the ‘probable-to-complete’ threshold. This standard is effective for the Partnership’s annual reporting period beginning January 1, 2028 and interim reporting periods beginning within that annual reporting period. Retrospective application to comparative periods is optional, and early adoption is permitted. The Partnership continues to evaluate the potential impacts of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Finished goods	$22,344	$15,841
Raw materials	1,128	1,058
Parts, supplies and other	64,838	65,784
Total inventories	$88,310	$82,683

March 31, 2026 | 10

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(4) Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Machinery and equipment	$1,443,964	$1,440,354
ROU finance lease	25,543	25,543
Buildings and improvements	18,369	18,369
Automotive equipment	16,279	16,279
Land and improvements	15,266	15,266
Construction in progress	57,145	48,370
Other	3,544	3,467
	1,580,110	1,567,648
Less: Accumulated depreciation and amortization	(875,745)	(855,824)
Total property, plant, and equipment, net	$704,365	$711,824
For the three months ended March 31, 2026 and 2025, depreciation and amortization expense related to property, plant, and equipment was $19.7 million and $17.7 million, respectively, and capitalized interest was $0.6 million and $0.3 million, respectively.
(5) Other Current Liabilities
Other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued interest	$9,903	$1,481
Personnel accruals	6,525	10,948
Current portion of operating lease liabilities	4,792	4,261
Share-based compensation	3,541	2,248
Sales incentives	1,903	1,245
Accrued taxes other than income taxes	1,815	1,948
Current portion of finance lease obligation	801	778
Other accrued expenses and liabilities	1,615	2,441
Total other current liabilities	$30,895	$25,350
(6) Long-Term Debt and Finance Lease Obligation
Long-term debt and finance lease obligation consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligation, net of current portion	20,441	20,645
Unamortized debt issuance costs	(1,427)	(1,577)
Total long-term debt and finance lease obligation, net of current portion	569,014	569,068
Current portion of finance lease obligation	801	778
Total long-term debt and finance lease obligation, including current portion	$569,815	$569,846

(1)The 6.125% Senior Secured Notes, due June 2028 had an estimated fair value of $547.2 million and $551.4 million as of March 31, 2026 and December 31, 2025, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB ASC Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.

March 31, 2026 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of March 31, 2026	Outstanding Letters of Credit	Available Capacity as of March 31, 2026	Maturity Date
ABL Credit Facility	$50,000	$—	$—	$50,000	September 26, 2028
Covenant Compliance
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2026.
(7) Revenue
The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended March 31,
(in thousands)	2026	2025
Ammonia	$50,331	$33,178
UAN	106,390	86,122
Urea products	9,372	9,313
Other revenue (1)	13,955	14,253
Total revenue	$180,048	$142,866

(1)Consists primarily of freight revenue and includes sales made in connection with the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”), as well as the noncash consideration received, which is recognized as the performance obligation associated with a carbon oxide contract is satisfied over its term through April 2030.
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
As of March 31, 2026, the Partnership had approximately $2.4 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $2.1 million of these performance obligations as revenue by the end of 2026 and the remaining balance during 2027.
Contract Balances
During the three months ended March 31, 2026 and 2025, the Partnership recognized revenue of $12.4 million and $23.2 million, respectively, that was included in the deferred revenue balances as of December 31, 2025 and December 31, 2024, respectively. Accounts receivable from contracts with customers was $52.1 million and $57.9 million as of March 31, 2026 and December 31, 2025, respectively, including amounts billed to customers for which the related revenue is currently deferred.

March 31, 2026 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(8) Share-Based Compensation
A summary of compensation expense for the three months ended March 31, 2026 and 2025 is presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Phantom Unit Awards	$1,966	$876
Other Awards (1)	1,028	596
Total share-based compensation expense	$2,994	$1,472

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
(9) Commitments and Contingencies
In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While there have been no material changes in the Partnership’s commitments and contingencies from those disclosed in the 2025 Form 10-K, recent developments are discussed below.
Litigation
CRNF Ammonia Release - CVR Energy, CVR Partners and certain affiliates have been served with multiple lawsuits relating to an October 2025 ammonia release at the Coffeyville Facility, following which multiple contractors were evaluated and treated for injuries, including personal injury and related claims for damages filed in Texas state court and a declaratory judgment action filed in Kansas state court by one carrier seeking declaration that they owe no duty to defend or indemnify the Partnership in certain of the underlying personal injury lawsuits. As these matters are in preliminary stages, the Partnership cannot yet determine whether it could have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.
Kansas Environmental Claims - Discovery has commenced in the lawsuit filed in the United States District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville and a purported class of similarly situated persons seeking compensatory, punitive damages and a court-supervised medical monitoring program, arising from alleged emissions from operations at the Coffeyville Facility and CVR Energy’s adjacent refinery. While this matter is in its earliest stages, if ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material effect on the Partnership’s financial position, results of operations, or cash flows.
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

March 31, 2026 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(10) Business Segments
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
The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$180,048	$142,866
Less:
Feedstocks	17,932	16,529
Distribution costs	12,672	13,228
Other costs of materials (1)	(1,178)	(1,856)
Cost of materials and other	29,426	27,901
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	62,233	54,108
Turnaround expenses	971	378
Depreciation and amortization	19,963	18,041
Selling, general and administrative expenses	9,031	7,889
Interest expense	8,803	8,946
Interest income	(955)	(1,220)
Other segment items (2)	663	(265)
Net income	$49,913	$27,088

Capital expenditures	$13,751	$5,932

(1)Other costs of materials includes change in inventory adjustments and lease expense.
(2)Other segment items includes (gain) loss on asset disposal and other (income) expense.

March 31, 2026 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(11) Supplemental Cash Flow Information
Cash flows related to interest, leases, and capital expenditures included in accounts payable are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$773	$661
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,391	1,393
Operating cash flows from finance leases	578	434
Financing cash flows from finance leases	186	343
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	(3,295)	(3,939)
(12) Related Party Transactions
Activity associated with the Partnership’s related party arrangements for the three months ended March 31, 2026 and 2025 is summarized below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Sales to related parties: (1)
CVR Energy subsidiary	$165	$431
CVRP JV	620	687
Expenses from related parties: (2)
CVR Energy subsidiary	6,022	3,111
CVR Services, LLC	7,644	6,805

	March 31, 2026	December 31, 2025
Due to related parties (3)	$4,970	$3,784

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

March 31, 2026 | 15

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
The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except per unit data)	2026	2025
Public unitholders	$2,370	$11,381
IEP	101	305
CVR Energy	1,440	6,811
Total distributions paid	$3,911	$18,497

Distributions per common unit (1)	$0.37	$1.75

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the first quarter of 2026, the Partnership, upon approval by the Board on April 29, 2026, declared a distribution of $4.00 per common unit, or approximately $42.3 million, which is payable May 18, 2026 to unitholders of record as of May 11, 2026. Of this amount, CVR Energy and IEP will receive approximately $15.6 million and $1.1 million, respectively, with the remaining amount payable to public unitholders.

March 31, 2026 | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2026 (the “2025 Form 10-K”). Results of operations and cash flows for the three months ended March 31, 2026 are not necessarily indicative of results to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.
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
Strategy and Initiatives
Potential Strategic Transactions
As previously disclosed, Icahn Enterprises L.P. and its affiliates (“IEP”) and CVR Energy are considering potential strategic transactions available to CVR Energy and its subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses through negotiated mergers and/or stock or asset purchase agreements, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned or previously disclosed or other transactions will develop or materialize, or if they do, as to their timing. As of March 31, 2026, IEP owns approximately 71% of CVR Energy’s total outstanding common stock and approximately 3% of the total outstanding common units of CVR Partners. As of March 31, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.
Partnership Initiatives
Over the past two years, the Partnership has reserved funds for a series of debottlenecking and reliability projects that are intended to enhance operational reliability and ultimately facilitate potential increases in production capacity:
•In 2025 and into 2026, the Partnership progressed several projects focused on improving water and electrical reliability, expanding diesel exhaust fluid production, and increasing loadout capabilities, among other initiatives.
•During the planned turnaround at the East Dubuque Facility, scheduled for August 2026, the Partnership intends to upgrade water quality and wastewater treatment capabilities while expanding brownfield ammonia production capacity by approximately 5%.
•Based on engineering studies completed in 2025, the Coffeyville Facility has the potential to utilize natural gas as an alternative feedstock in conjunction with pet coke in the production of nitrogen fertilizer, which along with certain other modifications may increase the nameplate ammonia production of the Coffeyville Facility. We are nearing

March 31, 2026 | 17

completion of detailed engineering and final cost estimates, and with approval by the board of directors of our General Partner (the “Board”), expect to proceed with construction in 2026. If completed, these initiatives would make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
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
General Business Environment
Geopolitical Matters
•On February 28, 2026, a war began between the U.S.-Israel and Iran (the “Iran War”), further increasing the conflicts and tensions in the Middle East, resulting in significant disruptions to fertilizer production facilities in the Middle East and to global energy and fertilizer supply chain production and availability. The Iran War has disrupted key trade routes, tightened global supply of certain commodities, and increased energy costs, contributing to elevated and volatile fertilizer prices. As a result, availability of fertilizer for spring planting has been constrained at a critical time, and prices have escalated as customers have sought available supply.
•In addition, the ongoing Russia-Ukraine war and related geopolitical developments have disrupted, and could further disrupt, the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions, sanctions or transportation bottlenecks. The ultimate impacts of the Iran War and these other conflicts, including any escalation, expansion, or resolution, may materially affect our business, operations, cash flows, and access to capital.
•Actual and potential tariffs imposed by the U.S. on imports of nitrogen fertilizers have also contributed to higher fertilizers prices in the U.S. Changes, and proposed changes, to the U.S. global trade policy, together with recent U.S. Supreme Court decisions affecting the interpretation and implementation of certain federal regulatory and trade authorities, as well as renewed trade tensions and related international retaliatory measures, have continued to influence global markets and impact short- and long-term economics in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth. The Partnership continues to monitor these developments and may experience variability in margins depending on the duration and severity of these market disruptions.
Regulatory Environment
•On September 25, 2025, the United States Department of Agriculture (“USDA”) and the Department of Justice antitrust division signed a memorandum of understanding to conduct an investigation into alleged anti-competitive practices among suppliers of agricultural inputs, including fertilizers, seeds, and crop protection products. The fertilizer industry is facing additional scrutiny from legislators, regulators, agriculture groups and others following fertilizer and fertilizer input price increases related to the impacts of the Iran War, which only exacerbated price increases caused by the ongoing Russia-Ukraine war, continued conflicts and tensions in the Middle East, and related geopolitical developments.
•Our business faces potential and future climate-related regulations and legal proceedings, as well as an uncertain regulatory landscape around climate-related reporting requirements, at the federal, state, and international levels which may materially impact our business, operations, compliance costs, results of operations and overall market stability.

March 31, 2026 | 18

•Certain governmental regulations and incentives associated with the automobile transportation, agricultural and renewables industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption, have impacted, and is expected to continue to impact, our business. For example:
◦Ethanol is blended with gasoline to meet requirements under the Renewable Fuel Standard (“RFS”) of the Clean Air Act and for its octane value. Since 2020, corn used in ethanol production has historically consumed an average of approximately 36% of annual domestic corn production, so demand for corn generally rises and falls with ethanol demand. Accordingly, corn demand can be impacted by the actions of the United States Environmental Protection Agency (“EPA”) under the RFS, including its establishment of annual blending obligations and related actions. In April 2026, the EPA proposed a final rule reflecting the highest RFS blending obligation in history for 2026 and 2027, including for biomass-based diesel and advanced biofuel, which should further increase ethanol demand and support grain demand and prices. However, even if the EPA decreases RFS blending obligations, we believe ethanol should continue to be blended into transportation fuel for its inherent octane value and further expect the government would seek ways to mitigate any potential negative impact on farmers to promote continued planting activities in the future.
◦As a result of the Iran War, the EPA has proposed a waiver of the Reid Vapor Pressure specification during the summer of 2026 to increase the size of the gasoline pool for the summer driving season. Further, congress is considering a potential year-round, nationwide E15 (gasoline blended with 15% ethanol) expansion to increase the amount of ethanol blended into gasoline. These actions are expected to support fertilizer demand and pricing by driving increased, long-term demand for corn.
◦Provisions of the Section 45Z Clean Fuel Production Credit exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil feedstocks.
Results of Operations
The following should be read in conjunction with the information outlined in the previous sections of this Part I, Item 2 and the financial statements and related notes thereto in Part I, Item 1 of this Report.
Utilization is an important measure used by management to assess operational output at each of the Partnership’s Facilities and is calculated as actual tons of ammonia produced divided by capacity. Utilization is presented solely on ammonia production, rather than on each nitrogen product, as it provides a comparative baseline against industry peers and eliminates the disparity of facility configurations for upgrade of ammonia into other nitrogen products. With production primarily focused on ammonia upgrade capabilities, we believe this measure provides a meaningful view of how we operate. The table presented below summarizes our ammonia utilization rate on a consolidated basis.

	Three Months Ended March 31,
(percent of capacity utilization)	2026	2025
Ammonia utilization rate	103%	101%
On a consolidated basis, for the three months ended March 31, 2026 as compared to March 31, 2025, utilization increased 2% primarily due to minor unplanned outages at the Facilities during the first quarter of 2025 (the “Q1 2025 Outages”).
Sales Volume and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate which represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

March 31, 2026 | 19

	Three Months Ended March 31,
	2026	2025
Consolidated sales volumes (thousands of tons)
Ammonia	73	60
UAN	310	336

Consolidated product pricing at gate (dollars per ton)
Ammonia	$687	$554
UAN	343	256
For the three months ended March 31, 2026, ammonia sales volumes increased by 22% due to an early start to spring planting in 2026, while UAN sales volumes decreased by 8% due to minor unplanned outages in the UAN upgrading units, as well as planned outages for control systems upgrades, at the East Dubuque Facility in the current period.
Ammonia and UAN sales prices increased by 24% and 34%, respectively, during the period. This was primarily due to improved market conditions, primarily driven by tight inventory levels. These inventory constraints resulted from increased demand arising from higher planting acreage of corn in 2025, as well as the Iran War combined with domestic and international production outages, logistics constraints, and other impacts that reduced global supply of nitrogen fertilizers. Higher natural gas prices also raised input costs, contributing to an overall increase in market prices.
Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. These metrics are presented in the table below:

	Three Months Ended March 31,
(in thousands of tons)	2026	2025
Ammonia (gross produced)	220	216
Ammonia (net available for sale)	70	64
UAN	335	348
Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. These feedstocks for the Facilities are presented in the table below:

	Three Months Ended March 31,
	2026	2025
Petroleum coke used in production (thousands of tons)	138	131
Petroleum coke used in production (dollars per ton)	$33.94	$42.43
Natural gas used in production (thousands of MMBtus) (1)	2,115	2,159
Natural gas used in production (dollars per MMBtu) (1)	$5.40	$4.62

(1)The feedstock natural gas shown above does not include natural gas used for fuel, which is included in Direct operating expenses (exclusive of depreciation and amortization).
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

March 31, 2026 | 20

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
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 14 billion pounds of soybean oil is expected to be used in producing cleaner renewable fuels in marketing year 2025/2026 and is forecasted to rise to 17 billion pounds in marketing year 2026/2027.
Weather continues to be a critical variable for crop production. Even with escalating prices for nitrogen fertilizer, demand has been strong for the spring 2026 planting season, primarily due to elevated grain prices and favorable weather conditions for planting. With high planted acres and above trendline yields per acre for corn in the United States in 2025, global inventory levels for corn remain above historical 10-year averages, but prices have risen in 2026. While soybean production declined slightly due to fewer planted acres in 2026, yields were above historical levels, and pricing has remained steady as global inventory levels have increased.
The USDA estimates that in spring 2026 farmers will plant 3.5% fewer corn acres and 4.3% more soybean acres compared to 2025. The combined estimated corn and soybean planted acres of 180.0 million in 2026 represents a slight increase compared to the acreage planted in 2025. Due to the relative grain prices of corn versus soybeans, economics slightly favor planting corn compared to soybeans in 2026. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2026 harvest.
The charts below show the corn-soybean rotational planting cycle and average fuel ethanol production volumes in the U.S.:

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

1,150
1,100
1,050
1,000
950
Barrels per day
(in thousands)
1,103
2024
2025
2026
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of March 31, 2026.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through March 31, 2026.
With the Iran War, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2026 and 2027. Pet coke prices have fallen in 2026 and prices are largely contractually set for 2026.

March 31, 2026 | 21

The charts below show relevant market indicators by month through March 31, 2026:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

Natural Gas ($ per MMBtu)
8
7
6
5
4
3
2
1
2024
2025
2026
$3.05

Pet Coke ($ per ton)
100
80
60
$56.60
2024
2025
2026

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, among others.

March 31, 2026 | 22

Financial Highlights

	Three Months Ended March 31,
(in thousands)	2026	2025
Net sales	$180,048	$142,866
Less:
Cost of materials and other	29,426	27,901
Direct operating expenses	63,204	54,486
Depreciation and amortization	19,963	18,041
Selling, general, and administrative expenses	9,031	7,889
Loss on asset disposals	777	(40)
Operating income	$57,647	$34,589

Net income	$49,913	$27,088

EBITDA (2)	$77,724	$52,855

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended March 31, 2026, the Partnership’s operating income and net income increased $23.1 million and $22.8 million, respectively, compared to the three months ended March 31, 2025. These increases resulted from higher revenues which were due primarily to increases in UAN and ammonia sales prices resulting from improved market conditions, mainly driven by tight inventory levels.
Net Sales - The $37.2 million increase for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $36.8 million in higher revenue and favorable ammonia sales volumes contributing $7.4 million in higher revenue, partially offset by decreased UAN sales volumes reducing revenues by $6.7 million.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

(in thousands)	Price Variance	Volume Variance
UAN	$26,993	$(6,725)
Ammonia	9,758	7,396
Ammonia and UAN sales price variances were favorable primarily due to the aforementioned improved pricing and inventory conditions within the Sales Volume and Pricing per Ton discussion.
Cost of Materials and Other - The $1.5 million increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was driven primarily by increased natural gas prices and unfavorable changes in inventory adjustments, partially offset by lower distribution costs.
Direct Operating Expenses (exclusive of depreciation and amortization) - The $8.7 million increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily a result of increased utility costs from higher natural gas and electricity prices, as well as increased repairs and maintenance costs, personnel costs, insurance expenses, and preliminary spend for the East Dubuque Facility’s planned 2026 turnaround in the current period.
Depreciation and Amortization Expense - The $1.9 million increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to new capital projects placed into service during the planned turnaround at the Coffeyville Facility during the fourth quarter of 2025, as well as increased depreciation on assets scheduled for retirement during the planned turnaround at the East Dubuque Facility in 2026.

March 31, 2026 | 23

Selling, General, and Administrative Expenses - The $1.1 million increase for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily related to higher share-based compensation expense due to an increase in market prices for CVR Partners’ common units during the three months ended March 31, 2026 compared to a decrease during the three months ended March 31, 2025, combined with increased legal expenses, partially offset by decreased consulting expenses.
Non-GAAP Measures
Our management uses certain non-GAAP measures, and reconciliations to those measures, to evaluate current and past performance and prospects for the future to supplement our financial information presented in accordance with accounting principles generally accepted in the United States (“GAAP”). These non-GAAP measures are important factors in assessing our operating results and profitability and include the measures defined below.
The following are non-GAAP measures we present for the periods ended March 31, 2026 and 2025:
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

March 31, 2026 | 24

Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$49,913	$27,088
Interest expense, net	7,848	7,726
Depreciation and amortization	19,963	18,041
EBITDA and Adjusted EBITDA	77,724	52,855
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(9,111)	(8,959)
Future operating needs (1)	(10,000)	(8,000)
Capital expenditures (2)	(17,796)	(11,593)
Turnaround expenditures, net (3)	(1,204)	(2,822)
Equity method investment (4)	2,631	2,444
Available cash for distribution (5)	$42,244	$23,925

Common units outstanding	10,570	10,570

(1)Amount consists of reserves established by management and approved by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.
(2)Amount consists of maintenance capital expenditures, including additional reserves for future profit and growth projects, net of any releases of previously reserved funds, of $10.2 million and $7.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”).
(5)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid a cash distribution of $0.37 related to the fourth quarter of 2025 and declared a cash distribution of $4.00 per common unit related to the first quarter of 2026 to be paid in May 2026.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, which may include customer cash advances under prepay contracts. As further discussed below, our primary uses of cash are for working capital, capital and turnaround expenditures, servicing debt obligations, and paying distributions to our unitholders.
Considering current market conditions and geopolitical matters, we believe that cash from operations, together with existing cash and cash equivalents, available borrowings, and reserves is sufficient to meet anticipated operating cash requirements for at least the next 12 months. However, future capital expenditures and other cash needs may exceed current expectations due to risk factors such as rising material and labor costs, inflationary pressures, and interest rate volatility.
In addition, supply chain disruptions, geopolitical instability, commodity price fluctuations, and changes in regulatory policies may negatively impact our operations. Our ability to generate adequate cash flow and access additional financing depends on our future performance, which is subject to various factors—economic, political, financial, and competitive—many of which may be beyond our control. Shifts in the U.S. trade policy, global demand dynamics, and tightening credit markets conditions could also affect our financial position.
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

March 31, 2026 | 25

The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of March 31, 2026 and through date of filing, as applicable.
Cash and Other Liquidity
As of March 31, 2026, we had cash and cash equivalents of $128.1 million, and combined with $50.0 million available under our ABL Credit Facility, we had total liquidity of $178.1 million. As of December 31, 2025, we had $69.2 million in cash and cash equivalents and, combined with $47.9 million available under our ABL Credit Facility, we had total liquidity of $117.1 million.
Long-term debt consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(1,427)	(1,577)
Total long-term debt	$548,573	$548,423
As of March 31, 2026, the Partnership had outstanding the 6.125% Senior Secured Notes, due June 2028 and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2025 Form 10-K for further information.
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
Our total capital expenditures for the three months ended March 31, 2026, along with our estimated expenditures for 2026 are as follows:

	Three Months Ended March 31,	Estimated full year
(in thousands)	2026	2026
Maintenance capital	$7,571	$35,000 - 45,000
Growth capital	6,180	25,000 - 30,000
Total capital expenditures	$13,751	$60,000 - 75,000
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
Capital spending decisions for CVR Partners are determined by the Board. We continue to actively monitor market conditions and will adjust our capital spending and turnaround plans as necessary to align with evolving business needs and external factors.
The next scheduled turnaround is set to commence in August of 2026 at the East Dubuque Facility at an estimated cost of $30 million to $35 million, and is expected to last 48 days. Turnaround costs are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken during the three years preceding the turnaround.

March 31, 2026 | 26

Cash Requirements
There have been no material changes to the cash requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, outside the ordinary course of business.
Distributions to Unitholders
The current policy of the Board is to distribute all Available Cash for Distribution, as determined in its sole discretion on a quarterly basis. Following the end of each quarter, the Board evaluates and determines Available Cash for Distribution, which is generally calculated as EBITDA for the quarter, adjusted to exclude noncash income or expense items if and to the extent the Board deems such adjustments necessary or appropriate. From this adjusted EBITDA, the Board deducts (i) reserves for maintenance capital expenditures, turnarounds, debt service and other contractual obligations, and (ii) reserves for future operating or capital needs, in each case, as deemed necessary or appropriate in its sole discretion. Available Cash for Distribution may also be increased by the release of previously established reserves or other excess cash, subject to the Board’s discretion.
Distributions, if any—including the amount, timing, and the Board’s distribution policy—are subject to change at the discretion of the Board. This includes the definition of Available Cash for Distribution and any related reserves, which may be adjusted based on the Board’s judgment and prevailing business concerns.

The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except per unit data)	2026	2025
Public unitholders	$2,370	$11,381
IEP	101	305
CVR Energy	1,440	6,811
Total distributions paid	$3,911	$18,497

Distributions per common unit (1)	$0.37	$1.75

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the first quarter of 2026, upon approval by the Board on April 29, 2026, the Partnership declared a distribution of $4.00 per common unit, or approximately $42.3 million, which is payable May 18, 2026 to unitholders of record as of May 11, 2026. Of this amount, CVR Energy and IEP will receive approximately $15.6 million and $1.1 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Net cash flow provided by (used in):
Operating activities	$75,775	$55,391	$20,384
Investing activities	(12,835)	(5,807)	(7,028)
Financing activities	(4,097)	(18,666)	14,569
Net increase in cash and cash equivalents	$58,843	$30,918	$27,925

March 31, 2026 | 27

Cash Flows from Operating Activities
The change in net cash flows from operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in net income of $22.8 million offset by a decrease in working capital of $6.7 million. The change in working capital was primarily due to unfavorable changes in accounts receivable due to a larger dollar amount of outstanding prepaid contracts from customers being collected during 2025 versus 2026, partially offset by favorable changes in deferred revenue resulting from more prepayments being received for new prepay contracts.
Cash Flows from Investing Activities
The change in net cash flows from investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to an increase in capital expenditures of $7.2 million during 2026 resulting from increased spending on maintenance and growth capital projects in the current period compared to 2025.
Cash Flows from Financing Activities
The change in net cash flows from financing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a decrease in cash distributions paid of $14.6 million in 2026 compared to 2025.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2025 Form 10-K. No modifications have been made during the three months ended March 31, 2026 to these estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three months ended March 31, 2026 as compared to the risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Partnership has evaluated, under the direction and with the participation of the Executive Chairman, Chief Executive Officer, and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

March 31, 2026 | 28

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Note 9 (“Commitments and Contingencies”) of this Report, which is incorporated by reference into this Part II, Item 1, for a description of certain litigation, legal, and administrative proceedings and environmental matters.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition, and/or results of operations.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

3.1**
Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP, dated March 17, 2026 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 18, 2026).

3.2*	Composite copy of the Second Amended and Restated Agreement of Limited Partnership of CVR Partners, LP (as amended by Amendment No. 2 effective March 17, 2026 referenced in Exhibit 3.1 above).
10.1*+^	CVR Partners, LP and Subsidiaries 2026 Performance-Based Bonus Plan - Fertilizer, approved February 13, 2026.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

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

March 31, 2026 | 29

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

March 31, 2026 | 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

April 29, 2026	By:	/s/ Dane J. Neumann
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

April 29, 2026	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

March 31, 2026 | 31