Form 10-Q
period 2026-06-30
CVR PARTNERS, LP
filed 2026-07-29
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at July 24, 2026.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
June 30, 2026

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	28
	Condensed Consolidated Balance Sheets - June 30, 2026 and December 31, 2025 (unaudited)	5	Item 1A.	Risk Factors	28
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2026 and 2025 (unaudited)	6	Item 5.	Other Information	28
	Condensed Consolidated Statements of Partners’ Capital - Three and Six Months Ended June 30, 2026 and 2025 (unaudited)	7	Item 6.	Exhibits	28
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2026 and 2025 (unaudited)	8	Signatures		30
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

June 30, 2026 | 2

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
Although we believe our assumptions concerning future events are reasonable, a number of risks, uncertainties, and other factors could cause actual results and trends to differ materially from those projected or forward-looking. Differences between actual results or trends and any future results or trends expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:
•the potential impacts of geopolitical events and conflicts (including those relating to the Russia-Ukraine war and the tensions and conflicts in the Middle East), and any escalation, expansion, or resolution thereof, on commodity prices and other markets to which we provide products;
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

June 30, 2026 | 3

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

June 30, 2026 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except unit data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$137,456	$69,243
Accounts receivable, net	81,723	58,956
Inventories	94,020	82,683
Prepaid expenses	1,454	1,498
Other current assets	332	1,487
Total current assets	314,985	213,867
Property, plant, and equipment, net	698,593	711,824
Other long-term assets	43,638	43,764
Total assets	$1,057,216	$969,455

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$44,539	$44,659
Accounts payable to affiliates	3,843	3,784
Deferred revenue	31,821	22,980
Other current liabilities	24,413	25,350
Total current liabilities	104,616	96,773
Long-term liabilities:
Long-term debt and finance lease obligation, net of current portion	568,955	569,068
Long-term deferred revenue	17,448	20,621
Other long-term liabilities	19,228	17,252
Total long-term liabilities	605,631	606,941
Commitments and contingencies (See Note 9)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	346,968	265,740
General partner interest	1	1
Total partners’ capital	346,969	265,741
Total liabilities and partners’ capital	$1,057,216	$969,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Net sales	$202,194	$168,559	$382,242	$311,425
Operating costs and expenses:
Cost of materials and other	28,078	32,547	57,504	60,448
Direct operating expenses (exclusive of depreciation and amortization)	58,676	60,517	121,881	115,003
Depreciation and amortization	22,220	20,861	42,183	38,902
Cost of sales	108,974	113,925	221,568	214,353
Selling, general and administrative expenses	7,536	8,034	16,565	15,922
Loss on asset disposal and project write-offs	868	282	1,645	242
Operating income	84,816	46,318	142,464	80,908
Other (expense) income:
Interest expense, net	(7,397)	(7,580)	(15,245)	(15,307)
Other income, net	85	30	198	255
Income before income taxes	77,504	38,768	127,417	65,856
Income taxes	—	—	—	—
Net income	$77,504	$38,768	$127,417	$65,856

Basic and diluted earnings per common unit	$7.33	$3.67	$12.06	$6.23

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2025	10,569,637	$265,740	$1	$265,741
Net income	—	49,913	—	49,913
Cash distributions to common unitholders - Affiliates	—	(1,541)	—	(1,541)
Cash distributions to common unitholders - Non-affiliates	—	(2,370)	—	(2,370)
Balance at March 31, 2026	10,569,637	311,742	1	311,743
Net income	—	77,504	—	77,504
Cash distributions to common unitholders - Affiliates	—	(16,657)	—	(16,657)
Cash distributions to common unitholders - Non-affiliates	—	(25,621)	—	(25,621)
Balance at June 30, 2026	10,569,637	$346,968	$1	$346,969

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2024	10,569,637	$293,069	$1	$293,070
Net income	—	27,088	—	27,088
Cash distributions to common unitholders - Affiliates	—	(7,116)	—	(7,116)
Cash distributions to common unitholders - Non-affiliates	—	(11,381)	—	(11,381)
Balance at March 31, 2025	10,569,637	301,660	1	301,661
Net income	—	38,768	—	38,768
Cash distributions to common unitholders - Affiliates	—	(9,411)	—	(9,411)
Cash distributions to common unitholders - Non-affiliates	—	(14,477)	—	(14,477)
Balance at June 30, 2025	10,569,637	$316,540	$1	$316,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$127,417	$65,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,183	38,902
Share-based compensation	3,355	4,299
Other adjustments	2,800	611
Changes in working capital:
Accounts receivable	(22,766)	14,727
Inventories	(10,801)	1,698
Prepaid expenses and other current assets	425	(834)
Accounts payable	(2,911)	381
Deferred revenue	5,669	(44,863)
Other current liabilities	(3,695)	(1,284)
Net cash provided by operating activities	141,676	79,493
Cash flows from investing activities:
Capital expenditures	(32,042)	(15,618)
Return of equity method investment	5,146	4,888
Other investing activities	—	40
Net cash used in investing activities	(26,896)	(10,690)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(18,198)	(16,527)
Cash distributions to common unitholders - Non-affiliates	(27,991)	(25,858)
Principal payments of finance leases	(378)	(2,875)
Net cash used in financing activities	(46,567)	(45,260)
Net increase in cash and cash equivalents	68,213	23,543
Cash and cash equivalents, beginning of period	69,243	90,857
Cash and cash equivalents, end of period	$137,456	$114,400
The accompanying notes are an integral part of these condensed consolidated financial statements.

June 30, 2026 | 8

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
Interest Holders
CVR Partners’ common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “UAN”. As of June 30, 2026, public common unitholders held approximately 60% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 37% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner, CVR GP, LLC (“General Partner”) interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held approximately 3% of the outstanding limited partner interests. As of June 30, 2026, IEP owned approximately 71% of the common stock of CVR Energy, and as a result, IEP beneficially owns approximately 40% of the Partnership’s outstanding limited partner interests.
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

June 30, 2026 | 9

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
The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of operations and cash flows that will be realized for the year ending December 31, 2026 or any other interim or annual period.
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure for entities that generate, purchase, or transferable environmental credits, or that have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for the Partnership’s annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Partnership is currently evaluating the potential impact of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Finished goods	$23,868	$15,841
Raw materials	2,231	1,058
Parts, supplies and other	67,921	65,784
Total inventories	$94,020	$82,683
(4) Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Machinery and equipment	$1,448,255	$1,440,354
ROU finance lease	25,543	25,543
Buildings and improvements	18,369	18,369
Automotive equipment	16,279	16,279
Land and improvements	15,825	15,266
Construction in progress	65,082	48,370
Other	5,493	3,467
	1,594,846	1,567,648
Less: Accumulated depreciation and amortization	(896,253)	(855,824)
Total property, plant, and equipment, net	$698,593	$711,824
For the three and six months ended June 30, 2026, depreciation and amortization expense related to property, plant, and equipment was $22.0 million and $41.7 million, respectively, compared to $20.5 million and $38.2 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, capitalized interest was $0.6 million and $1.2 million, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.

June 30, 2026 | 10

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Other Current Liabilities
Other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Personnel accruals	$7,512	$10,948
Current portion of operating lease liabilities	4,923	4,261
Share-based compensation	3,938	2,248
Sales incentives	2,441	1,245
Accrued interest	1,476	1,481
Accrued taxes other than income taxes	1,367	1,948
Current portion of finance lease obligation	824	778
Other accrued expenses and liabilities	1,932	2,441
Total other current liabilities	$24,413	$25,350
(6) Long-Term Debt and Finance Lease Obligation
Long-term debt and finance lease obligation consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligation, net of current portion	20,230	20,645
Unamortized debt issuance costs	(1,275)	(1,577)
Total long-term debt and finance lease obligation, net of current portion	568,955	569,068
Current portion of finance lease obligation	824	778
Total long-term debt and finance lease obligation, including current portion	$569,779	$569,846

(1)The 6.125% Senior Secured Notes, due June 2028 had an estimated fair value of $548.7 million and $551.4 million as of June 30, 2026 and December 31, 2025, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB Accounting Standards Codification Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of June 30, 2026	Outstanding Letters of Credit	Available Capacity as of June 30, 2026	Maturity Date
ABL Credit Facility	$50,000	$—	$—	$50,000	September 26, 2028
Covenant Compliance
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2026.

June 30, 2026 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Revenue
The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Ammonia	$42,627	$34,064	$92,958	$67,242
UAN	130,551	109,540	236,942	195,662
Urea products	13,273	10,248	22,646	19,561
Other revenue (1)	15,743	14,707	29,696	28,960
Total revenue	$202,194	$168,559	$382,242	$311,425

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
Remaining Performance Obligations
The Partnership has spot and term contracts with customers and the transaction prices are either fixed or based on market indices (variable consideration). The Partnership does not disclose remaining performance obligations for contracts that had original terms of one year or less or for contracts where the variable consideration was entirely allocated to an unsatisfied performance obligation.
As of June 30, 2026, the Partnership had approximately $1.9 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $1.5 million of these performance obligations as revenue by the end of 2026, an additional $0.3 million in 2027, and the remaining balance during 2028.
Contract Balances
During the six months ended June 30, 2026 and 2025, the Partnership recognized revenue of $19.3 million and $47.3 million, respectively, that was included in the deferred revenue balances as of December 31, 2025 and December 31, 2024, respectively. Accounts receivable from contracts with customers was $81.1 million and $57.9 million as of June 30, 2026 and December 31, 2025, respectively, including amounts billed to customers for which the related revenue is currently deferred.
(8) Share-Based Compensation
The following table summarizes share-based compensation expense for the three and six months ended June 30, 2026 and 2025, including expense related to outstanding awards, forfeiture-related reversals, and unit price market fluctuation impacts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Phantom Unit Awards	$765	$1,586	$2,730	$2,462
Other Awards (1)	(403)	1,241	625	1,837
Total share-based compensation expense	$362	$2,827	$3,355	$4,299

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

June 30, 2026 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Commitments and Contingencies
In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While there have been no material changes in the Partnership’s commitments and contingencies from those disclosed in the 2025 Form 10-K and in the Form 10-Q for the quarter ended March 31, 2026, recent developments are discussed below.
Litigation
CRNF Ammonia Release - Multiple lawsuits filed against CVR Energy, CVR Partners and certain of their subsidiaries (collectively, the “Ammonia Defendants”) alleging personal injury and related damages arising from an October 2025 ammonia release at the Coffeyville Facility have been consolidated in Texas state court in Fort Bend County, and discovery is ongoing. The Ammonia Defendants asserted counterclaims in the related declaratory judgment action filed in Kansas state court, in which an insurer seeks a determination that it has no duty to defend or indemnify the Ammonia Defendants in connection with certain of the underlying claims. As these matters are in their early stages, the Partnership cannot yet determine whether they will have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.
Kansas Environmental Claims - In July 2026, the U.S. District Court for the District of Kansas dismissed the medical monitoring claim asserted against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville, on behalf of themselves and a purported class of similarly situated persons; discovery is ongoing with respect to the remaining claims seeking compensatory and punitive damages arising from alleged emissions from operations at the Coffeyville Facility and CVR Energy’s adjacent refinery. While this matter is in its early stages, if ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.
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

June 30, 2026 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$202,194	$168,559	$382,242	$311,425
Less:
Feedstocks	13,222	16,106	31,153	32,635
Distribution costs	15,261	14,870	27,933	28,098
Other costs of materials (1)	(405)	1,571	(1,582)	(285)
Cost of materials and other	28,078	32,547	57,504	60,448
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	57,566	59,625	119,800	113,733
Turnaround expenses	1,110	892	2,081	1,270
Depreciation and amortization	22,220	20,861	42,183	38,902
Selling, general and administrative expenses	7,536	8,034	16,565	15,922
Interest expense	8,736	9,004	17,540	17,951
Interest income	(1,339)	(1,424)	(2,295)	(2,644)
Other segment items (2)	783	252	1,447	(13)
Net income	$77,504	$38,768	$127,417	$65,856

Capital expenditures	$17,333	$10,747	$31,084	$16,679

(1)Other costs of materials includes change in inventory adjustments and lease expense.
(2)Other segment items includes loss on asset disposal and other expense (income).
(11) Supplemental Cash Flow Information
Cash flows related to interest, income taxes, leases, and capital expenditures included in accounts payable are as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$18,407	$18,268
Cash paid for income taxes, net of refunds	41	28
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,115	2,712
Operating cash flows from finance leases	1,196	988
Financing cash flows from finance leases	378	515
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	(958)	1,061

June 30, 2026 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Related Party Transactions
Activity associated with the Partnership’s related party arrangements for the three and six months ended June 30, 2026 and 2025 is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Sales to related parties: (1)
CVR Energy subsidiary	$261	$623	$426	$1,054
CVRP JV	644	601	1,264	1,288
Expenses from related parties: (2)
CVR Energy subsidiary	4,109	2,779	9,529	5,890
CVR Services, LLC	6,104	7,337	13,748	14,142

	June 30, 2026	December 31, 2025
Due to related parties (3)	$3,843	$3,784

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
The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Public unitholders	$25,621	$14,477	$27,991	$25,858
IEP	1,089	615	1,190	920
CVR Energy	15,568	8,796	17,008	15,607
Total distributions paid	$42,278	$23,888	$46,189	$42,385

Distributions per common unit (1)	$4.00	$2.26	$4.37	$4.01

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the second quarter of 2026, the Partnership, upon approval by the Board on July 29, 2026, declared a distribution of $6.08 per common unit, or approximately $64.3 million, which is payable August 17, 2026 to unitholders of record as of August 10, 2026. Of this amount, CVR Energy and IEP will receive approximately $23.7 million and $1.7 million, respectively, with the remaining amount payable to public unitholders.

June 30, 2026 | 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2026 (the “2025 Form 10-K”). Results of operations and cash flows for the three and six months ended June 30, 2026 are not necessarily indicative of results of operations and cash flows to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.
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
Strategy and Initiatives
Potential Strategic Transactions
As previously disclosed, Icahn Enterprises L.P. and its affiliates (“IEP”) and CVR Energy are considering potential strategic transactions available to CVR Energy and its subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses through negotiated mergers and/or stock or asset purchase agreements, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned, previously disclosed, or other transactions will develop or materialize, or if they do, as to their timing. As of June 30, 2026, IEP owns approximately 71% of CVR Energy’s total outstanding common stock and approximately 3% of the total outstanding common units of CVR Partners. As of June 30, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.
Partnership Initiatives
Over the past three years, the Partnership has reserved funds for a series of debottlenecking and reliability projects that are intended to enhance operational reliability and ultimately facilitate potential increases in production capacity, or provide feedstock availability at the Facilities:
•In 2025 and into 2026, the Partnership progressed several projects focused on improving water and electrical reliability, expanding diesel exhaust fluid production, and increasing loadout capabilities, among other initiatives.
•During the planned turnaround at the East Dubuque Facility, scheduled for August 2026, the Partnership plans to commence work on the upgrades to its water systems, in addition to completing the brownfield ammonia expansion that is expected to increase production capacity by approximately 5%.

June 30, 2026 | 16

•Based on engineering studies completed in 2025, the Coffeyville Facility has the potential to utilize natural gas as an alternative feedstock in conjunction with pet coke in the production of nitrogen fertilizer. We are in the final phases of completing detailed engineering and cost estimates, and with approval by the board of directors of our General Partner (the “Board”), expect to proceed with construction in 2026 and 2027. If completed, these initiatives would make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
•In June 2026, the Coffeyville Facility received its Verified Ammonia Carbon Intensity certification from an independent third-party auditor under The Fertilizer Institute framework, which will enable the Coffeyville Facility to market ammonia it produces as “blue.”
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
General Business Environment
Geopolitical Matters
•The conflicts and tensions in the Middle East have resulted in significant disruptions to fertilizer production facilities in the region, as well as to global energy and fertilizer supply chain production and availability. These conflicts have disrupted key trade routes, tightened global supply of certain commodities, and increased energy costs, contributing to elevated and volatile fertilizer prices. Recent escalations have increased the uncertainty regarding the duration and severity of these disruptions and any further impacts on the global and fertilizer markets.
•In addition, the ongoing Russia-Ukraine war and related geopolitical developments have disrupted, and could further disrupt, the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions, sanctions or transportation bottlenecks. The ultimate impacts of these conflicts, including any escalation, de-escalation, or resolution, may materially affect our business, operations, cash flows, and access to capital.
•Actual and potential tariffs imposed by the U.S. on imports of nitrogen fertilizers have also contributed to higher fertilizers prices in the U.S. Changes, and proposed changes, to the U.S. global trade policy, together with related judicial, regulatory and administrative developments, as well as renewed trade tensions and related international retaliatory measures, have continued to influence global markets and impact short- and long-term economics in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth. The Partnership continues to monitor these developments and may experience variability in margins depending on the duration and severity of these market disruptions.
•Recent damage to liquid natural gas (“LNG”) production facilities and loss of LNG trade flows through the Middle East have contributed to higher natural gas prices in Europe, impacting competitiveness of European fertilizer

June 30, 2026 | 17

facilities. Meanwhile, the abundance of natural gas supply available in the U.S. continues to keep domestic prices subdued, providing a sustained cost advantage for U.S. fertilizer facilities.
Regulatory Environment
•The fertilizer industry continues to face additional scrutiny from legislators, regulators, agriculture groups and others following fertilizer and fertilizer input price increases related to the impacts of the conflicts and tensions in the Middle East, which only exacerbated price increases caused by the ongoing Russia-Ukraine war, and related geopolitical developments. Such scrutiny has increased in 2026 and may result in additional government inquiries, investigations, legislative actions or regulatory initiatives affecting participants in the fertilizer industry.
•Our business faces existing, potential and future climate-related regulations and legal proceedings, as well as an uncertain regulatory landscape around climate-related reporting requirements, at the federal, state, and international levels which may materially impact our business, operations, compliance costs, results of operations and overall market stability.
•Certain governmental regulations and incentives associated with the automobile transportation, agricultural and renewables industries, including the ones related to corn-based ethanol and vegetable oil-based biodiesel, renewable diesel, and sustainable aviation fuel production or consumption, have impacted, and are expected to continue to impact, our business. For example:
◦Ethanol is blended with gasoline to meet requirements under the Renewable Fuel Standard (“RFS”) and for its octane value. Since 2020, corn used in ethanol production has historically consumed an average of approximately 36% of annual domestic corn production. Accordingly, corn and/or ethanol demand can be impacted by the actions of the United States Environmental Protection Agency (“EPA”) under the RFS, including its establishment of annual blending obligations and related actions. In 2026, the EPA finalized the RFS blending obligations for 2026 and 2027 that reflect the highest renewable fuel volume in the program’s history, including for biomass-based diesel and advanced biofuel, which is expected to support ethanol and grain demand.
◦The EPA has issued a nationwide emergency waiver of the Reid Vapor Pressure specification during the summer of 2026, increasing flexibility in gasoline blending during the summer driving season. In May 2026, H.R. 1346 aimed at permanently allowing year-round, nationwide E15 (gasoline blended with 15% ethanol), among other actions, was passed by the U.S. House of Representatives and is currently being considered by the U.S. Senate, together with other related legislation. If enacted, year-round, nationwide E-15 could support fertilizer demand.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(percent of capacity utilization)	2026	2025	2026	2025
Ammonia utilization rate	99%	91%	101%	96%
On a consolidated basis, for the three months ended June 30, 2026 as compared to June 30, 2025, utilization increased 8% primarily due to planned downtime associated with control systems upgrades at the East Dubuque Facility and other minor unplanned outages at the Facilities during the second quarter of 2025. For the six months ended June 30, 2026 as compared to June 30, 2025, utilization increased 5% primarily due to the aforementioned control systems upgrades at the East Dubuque Facility and other minor unplanned outages at the Facilities during 2025 (the “2025 Outages”).

June 30, 2026 | 18

Sales Volume and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate which represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated sales volumes (thousands of tons)
Ammonia	54	57	127	117
UAN	333	345	643	681

Consolidated product pricing at gate (dollars per ton)
Ammonia	$791	$593	$731	$573
UAN	392	317	368	287
For the three months ended June 30, 2026, ammonia sales volumes decreased by 6% due to an early start to spring ammonia application in 2026 shifting volume into the first quarter of 2026, while UAN sales volumes decreased by 3% due to lower consumer demand as a result of fewer corn acres planted and higher prices for UAN relative to other comparable fertilizer products during the end of the current period. For the six months ended June 30, 2026, ammonia sales volumes increased by 8% due to higher ammonia production in the current period as a result of the 2025 Outages in the prior period, while UAN sales volumes decreased by 6% due to the aforementioned decrease in corn acres planted and increase in UAN prices in the current period.
For the three months ended June 30, 2026, ammonia and UAN sales prices increased by 33% and 24%, respectively. For the six months ended June 30, 2026, ammonia and UAN sales prices increased by 28% and 28%, respectively. These increases were primarily due to changes in market conditions, primarily driven by tight inventory levels as a result of the conflicts and tensions in the Middle East combined with domestic and international production outages, logistics constraints, and other impacts that reduced global supply of nitrogen fertilizers.
Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. These metrics are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of tons)	2026	2025	2026	2025
Ammonia—gross produced	214	197	434	413
Ammonia—net available for sale	64	54	134	117
UAN	342	321	678	668
Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. These feedstocks for the Facilities are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Petroleum coke used in production (thousands of tons)	136	130	274	261
Petroleum coke used in production (dollars per ton)	$44.94	$56.68	$39.39	$49.54
Natural gas used in production (thousands of MMBtus) (1)	2,014	1,897	4,129	4,057
Natural gas used in production (dollars per MMBtu) (1)	$2.84	$3.29	$4.15	$4.00

(1)The feedstock natural gas shown above does not include natural gas used for fuel, which is included in Direct operating expenses (exclusive of depreciation and amortization).

June 30, 2026 | 19

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
The relationship between the total acres planted for both corn and soybeans has a direct impact on the overall demand for nitrogen products, as the market and demand for nitrogen increases with increased corn acres and decreases with increased soybean acres. Additionally, an estimated 18 billion pounds of soybean oil is expected to be used in producing renewable fuels in marketing year 2026/2027.
Weather continues to be a critical variable for crop production. Even with escalating prices for nitrogen fertilizer, demand was strong for the spring 2026 planting season, primarily due to elevated grain prices and favorable weather conditions for planting. With high planted acres and above trendline yields per acre for corn in the United States in 2025, global inventory levels for corn remain above historical 10-year averages, but prices have risen in 2026 on expectations of lower carryout inventory levels compared to 2025. While soybean production declined slightly due to fewer planted acres in 2025, yields were above historical levels, and pricing has increased in the United States due in part to increased biofuel blending obligations set by the EPA increasing demand for soybean oil used in the production of biodiesel and renewable diesel.
The United States Department of Agriculture (“USDA”) estimates that in spring 2026 farmers planted 3.5% fewer corn acres and 5.1% more soybean acres compared to 2025. The combined estimated corn and soybean planted acres of 180.7 million in 2026 represents a slight increase compared to the acreage planted in 2025. Due to the relative grain prices of corn versus soybeans, economics slightly favor planting corn compared to soybeans in 2026. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2026 harvest.
The charts below show the corn-soybean rotational planting cycle and average fuel ethanol production volumes in the U.S.:

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

1,150
1,100
1,050
1,000
950
Barrels per day
(in thousands)
1,104
2024
2025
2026
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of June 30, 2026.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through June 30, 2026.

June 30, 2026 | 20

Given the current geopolitical events, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2027. Pet coke prices have risen slightly in 2026 and prices are largely contractually set for 2026.
The charts below show relevant market indicators by month through June 30, 2026:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

8
7
6
5
4
3
2
1
Natural Gas ($ per MMBtu)
$3.14
2024
2025
2026

Pet Coke ($ per ton)
100
80
60
$58.16
2024
2025
2026

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, among others.

June 30, 2026 | 21

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$202,194	$168,559	$382,242	$311,425
Less:
Cost of materials and other	28,078	32,547	57,504	60,448
Direct operating expenses	58,676	60,517	121,881	115,003
Depreciation and amortization	22,220	20,861	42,183	38,902
Selling, general, and administrative expenses	7,536	8,034	16,565	15,922
Loss on asset disposals	868	282	1,645	242
Operating income	$84,816	$46,318	$142,464	$80,908

Net income	$77,504	$38,768	$127,417	$65,856

EBITDA (1)	$107,121	$67,209	$184,845	$120,065

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended June 30, 2026, the Partnership’s operating income and net income increased $38.5 million and $38.7 million, respectively, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, the Partnership’s operating income and net income increased $61.6 million and $61.6 million, respectively, compared to the six months ended June 30, 2025. These increases resulted from higher revenues which were due primarily to the increases in UAN and ammonia sales prices described below.
Net Sales - The $33.6 million increase for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $35.4 million in higher revenue, partially offset by decreased UAN and ammonia sales volumes reducing revenues by $5.8 million.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:

(in thousands)	Price Variance	Volume Variance
UAN	$24,775	$(3,763)
Ammonia	10,645	(2,082)
Ammonia and UAN sales price variances were favorable primarily due to the aforementioned improved pricing and inventory conditions discussed in “—Sales Volume and Pricing per Ton” above.
The $70.8 million increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $72.3 million in higher revenue, combined with favorable ammonia sales volumes contributing $5.6 million in higher revenue, partially offset by decreased UAN sales volumes reducing revenues by $10.9 million.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

(in thousands)	Price Variance	Volume Variance
UAN	$52,223	$(10,943)
Ammonia	20,074	5,642

June 30, 2026 | 22

Ammonia and UAN sales price variances were favorable primarily due to aforementioned improved pricing and inventory conditions discussed in “—Sales Volume and Pricing per Ton” above.
Cost of Materials and Other - The $4.5 million decrease and $2.9 million decrease for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 were driven primarily by decreased feedstock prices, largely related to petroleum coke, combined with favorable changes in inventory adjustments due to a build of inventory in the current periods compared to a draw of inventory in the prior periods and lower volumes of other purchased feedstocks. These decreases were partially offset by higher distribution costs for the three months ended June 30, 2026 and increased natural gas feedstock prices for the six months ended June 30, 2026 compared to the respective prior period.
Direct Operating Expenses (exclusive of depreciation and amortization) - The $1.8 million decrease for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily a result of the aforementioned favorable inventory impacts, partially offset by increased repairs and maintenance costs and catalyst and chemical costs. The $6.9 million increase for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily a result of increased utility costs as a result of higher natural gas and electricity prices, increased repairs and maintenance costs, and catalyst and chemical costs, partially offset by the aforementioned favorable inventory impacts.
Depreciation and Amortization Expense - The $1.4 million increase and $3.3 million increase for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 was primarily due to new capital projects placed into service during the planned turnaround at the Coffeyville Facility during the fourth quarter of 2025, as well as increased depreciation on assets scheduled for retirement during the planned turnaround at the East Dubuque Facility in the second half of 2026.
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
The following are non-GAAP measures we present for the periods ended June 30, 2026 and 2025:
EBITDA - Net income (loss) before (i) interest expense, net, (ii) income tax expense (benefit) and (iii) depreciation and amortization expense.
Adjusted EBITDA - EBITDA adjusted for certain significant noncash items and items that management believes are not attributable to or indicative of our on-going operations or that may obscure our underlying results and trends.
Available Cash for Distribution - EBITDA for the period excluding noncash income or expense items (if any), for which adjustment is deemed necessary or appropriate by the Board in its sole discretion, less (i) reserves for maintenance capital expenditures, turnarounds, debt service and other contractual obligations and (ii) reserves for future operating or capital needs (if any), in each case, that the Board deems necessary or appropriate in its sole discretion. Available Cash for Distribution may be increased by the release of previously established cash reserves, if any, and other excess cash, at the discretion of the Board.
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

June 30, 2026 | 23

Non-GAAP Reconciliations
Reconciliation of Net Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$77,504	$38,768	$127,417	$65,856
Interest expense, net	7,397	7,580	15,245	15,307
Depreciation and amortization	22,220	20,861	42,183	38,902
EBITDA and Adjusted EBITDA	107,121	67,209	184,845	120,065
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(9,102)	(9,064)	(18,213)	(18,023)
Future operating needs (1)	(10,000)	—	(20,000)	(8,000)
Capital expenditures and investments (2)	(20,188)	(14,015)	(37,984)	(25,608)
Turnaround expenditures, net (3)	(2,965)	(2,308)	(4,169)	(5,130)
Equity method investment (4)	(646)	(720)	1,985	1,723
Available cash for distribution (5)	$64,220	$41,102	$106,464	$65,027

Common units outstanding	10,570	10,570	10,570	10,570

(1)Amount consists of reserves established by management and approved by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.
(2)Amount consists of maintenance capital expenditures, including additional reserves for future profit and growth projects and potential investment opportunities, net of any releases of previously reserved funds, of $10.2 million and $20.5 million for the three and six months ended June 30, 2026, respectively, and $7.5 million and $15.4 million for the three and six months ended June 30, 2025, respectively.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”).
(5)Amount represents the cumulative available cash for distribution based on full year results. However, available cash for distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid a cash distribution of $0.37 and $4.00 per common unit related to the fourth quarter of 2025 and the first quarter of 2026, respectively, and declared a cash distribution of $6.08 per common unit related to the second quarter of 2026 to be paid in August 2026.
Liquidity and Capital Resources
Our primary source of liquidity is cash generated from operations, which may include customer cash advances under prepay contracts. As further discussed below, our primary uses of cash are for working capital, capital and turnaround expenditures, servicing debt obligations, and paying distributions to our unitholders.
Considering current market conditions and geopolitical matters, we believe that cash from operations, together with existing cash and cash equivalents, available borrowings, and reserves is sufficient to meet anticipated operating cash requirements for at least the next 12 months. However, future capital expenditures and other cash needs may exceed current expectations due to risk factors such as rising material and labor costs, inflationary pressures, and changes in project scope, timing or execution.
In addition, supply chain disruptions, geopolitical instability, commodity price fluctuations, and changes in regulatory policies may negatively impact our operations. Our ability to generate adequate cash flow and access additional financing depends on our future performance, which is subject to various factors—economic, political, financial, and competitive—many of which may be beyond our control. Shifts in the U.S. trade policy, global demand dynamics, commodity market volatility, and tightening credit market conditions could also affect our financial position.
Subject to business needs, contractual limitations, and market conditions, we may pursue financing strategies such as issuing equity or debt securities, incurring additional borrowings, or refinance existing debt through various means, including

June 30, 2026 | 24

open market repurchases, tender offers or privately negotiated transactions. There can be no assurance that any such actions will be undertaken or, if pursued, completed on favorable terms.
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of June 30, 2026 and through date of filing, as applicable.
Cash and Other Liquidity
As of June 30, 2026, we had cash and cash equivalents of $137.5 million, and combined with $50.0 million available under our ABL Credit Facility, we had total liquidity of $187.5 million. As of December 31, 2025, we had $69.2 million in cash and cash equivalents and, combined with $47.9 million available under our ABL Credit Facility, we had total liquidity of $117.1 million.
Long-term debt consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(1,275)	(1,577)
Total long-term debt	$548,725	$548,423
As of June 30, 2026, the Partnership had outstanding the 6.125% Senior Secured Notes, due June 2028 and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2025 Form 10-K for further information.
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
Our total capital expenditures for the six months ended June 30, 2026, along with our estimated expenditures for 2026 are as follows:

	Six Months Ended June 30,	Estimated full year
(in thousands)	2026	2026
Maintenance capital	$19,821	$49,000 - 57,000
Growth capital	11,263	36,000 - 38,000
Total capital expenditures	$31,084	$85,000 - 95,000
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
The next scheduled turnaround is set to commence in August of 2026 at the East Dubuque Facility at an estimated cost of $35 million to $40 million, and is expected to last approximately 40 days. Turnaround costs are not capitalized, but instead are expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and are expected to be funded through cash reserves taken during the three years preceding the turnaround.

June 30, 2026 | 25

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
The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Public unitholders	$25,621	$14,477	$27,991	$25,858
IEP	1,089	615	1,190	920
CVR Energy	15,568	8,796	17,008	15,607
Total distributions paid	$42,278	$23,888	$46,189	$42,385

Distributions per common unit (1)	$4.00	$2.26	$4.37	$4.01

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the second quarter of 2026, upon approval by the Board on July 29, 2026, the Partnership declared a distribution of $6.08 per common unit, or approximately $64.3 million, which is payable August 17, 2026 to unitholders of record as of August 10, 2026. Of this amount, CVR Energy and IEP will receive approximately $23.7 million and $1.7 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Net cash flow provided by (used in):
Operating activities	$141,676	$79,493	$62,183
Investing activities	(26,896)	(10,690)	(16,206)
Financing activities	(46,567)	(45,260)	(1,307)
Net increase in cash and cash equivalents	$68,213	$23,543	$44,670

June 30, 2026 | 26

Cash Flows from Operating Activities
The change in net cash flows from operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase in net income of $61.6 million offset by a decrease in working capital of $3.9 million. The change in working capital was primarily due to unfavorable changes in accounts receivable due to a larger dollar amount of outstanding prepaid contracts from customers being collected during 2025 versus 2026, unfavorable changes in inventory resulting from less UAN inventory being sold in the current period due to increased UAN prices decreasing consumer demand during the end of the second quarter of 2026, partially offset by favorable changes in deferred revenue resulting from more prepayments being received in the current period for new prepay contracts.
Cash Flows from Investing Activities
The change in net cash flows from investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to an increase in capital expenditures of $16.4 million during 2026 resulting from increased spending in the current period on the diesel exhaust fluid expansion project at the Coffeyville Facility combined with various projects to be completed during the upcoming East Dubuque Facility turnaround.
Cash Flows from Financing Activities
The change in net cash flows from financing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase in cash distributions paid of $3.8 million in 2026 compared to 2025, mostly offset by a decrease in payments related to finance lease obligations of $2.5 million.
Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2025 Form 10-K. No modifications have been made during the three and six months ended June 30, 2026 to these estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and six months ended June 30, 2026 as compared to the risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Partnership has evaluated, under the direction and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Chief Executive Officer and Interim Chief Financial Officer concluded that disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

June 30, 2026 | 27

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
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1**+^	Separation Agreement dated as of June 18, 2026, by and between CVR Energy, Inc. and Mark A. Pytosh (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 23, 2026).
10.2**^	Employment Agreement dated as of June 18, 2026, by and between CVR Energy, Inc. and Dane J. Neumann (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 23, 2026).
10.3**^	Performance Share Unit Agreement dated June 22, 2026, by and between CVR Energy, Inc. and Dane J. Neumann (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on June 23, 2026).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Previously filed.
†	Furnished herewith.
+	Certain portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K because it both (i) is not material and (ii) is the type that the Partnership treats as private or confidential.
^	Denotes management contract or compensatory plan or arrangement.
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

June 30, 2026 | 28

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

June 30, 2026 | 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

July 29, 2026	By:	/s/ Richard J. Roberts, Jr.
Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations
(Principal Financial Officer)

July 29, 2026	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

June 30, 2026 | 30