Form 10-Q
period 2026-09-30
CVR PARTNERS, LP
filed 2026-11-03
CIK 1425292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 10,569,637 common units representing limited partner interests of CVR Partners, LP (“common units”) outstanding at October 30, 2026.

CVR PARTNERS, LP - Quarterly Report on Form 10-Q
September 30, 2026

PART I. Financial Information			PART II. Other Information

Item 1.	Financial Statements	5	Item 1.	Legal Proceedings	29
	Condensed Consolidated Balance Sheets - September 30, 2026 and December 31, 2025 (unaudited)	5	Item 1A.	Risk Factors	29
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	6	Item 5.	Other Information	29
	Condensed Consolidated Statements of Partners’ Capital - Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	7	Item 6.	Exhibits	29
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2026 and 2025 (unaudited)	8	Signatures		31
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

This Quarterly Report on Form 10-Q (including documents incorporated by reference herein) contains statements with respect to our expectations or beliefs as to future events. These types of statements are “forward-looking” and subject to uncertainties. See “Important Information Regarding Forward-Looking Statements” section of this filing.

September 30, 2026 | 2

Important Information Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, those under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical fact, including without limitation, statements regarding future operations, financial position, estimated revenues and losses, growth, capital projects, unit repurchases, impacts of legal proceedings, legislation, policies or regulations, projected costs, prospects, plans, and objectives of management are forward-looking statements. The words “could”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “may”, “should”, “continue”, “predict”, “potential”, “project”, and similar terms and phrases are intended to identify forward-looking statements.
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
•risks related to potential strategic transactions involving CVR Partners, LP (“CVR Partners”), or interests therein, in which our affiliate, CVR Energy, Inc. (together with its subsidiaries, but excluding CVR Partners and its subsidiaries, “CVR Energy”), and its controlling shareholder or others may participate;
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

September 30, 2026 | 3

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

September 30, 2026 | 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except unit data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$158,191	$69,243
Accounts receivable, net	53,779	58,956
Inventories	84,791	82,683
Prepaid expenses	1,641	1,498
Other current assets	328	1,487
Total current assets	298,730	213,867
Property, plant, and equipment, net	709,984	711,824
Other long-term assets	47,835	43,764
Total assets	$1,056,549	$969,455

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$72,902	$44,659
Accounts payable to affiliates	4,887	3,784
Deferred revenue	68,067	22,980
Other current liabilities	35,617	25,350
Total current liabilities	181,473	96,773
Long-term liabilities:
Long-term debt and finance lease obligation, net of current portion	568,894	569,068
Long-term deferred revenue	15,862	20,621
Other long-term liabilities	18,356	17,252
Total long-term liabilities	603,112	606,941
Commitments and contingencies (See Note 9)
Partners’ capital:
Common unitholders, 10,569,637 and 10,569,637 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	271,963	265,740
General partner interest	1	1
Total partners’ capital	271,964	265,741
Total liabilities and partners’ capital	$1,056,549	$969,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 5

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Net sales	$146,152	$163,549	$528,394	$474,973
Operating costs and expenses:
Cost of materials and other	24,888	25,390	82,391	85,837
Direct operating expenses (exclusive of depreciation and amortization)	89,545	57,681	211,426	172,685
Depreciation and amortization	23,253	19,958	65,437	58,859
Cost of sales	137,686	103,029	359,254	317,381
Selling, general and administrative expenses	11,600	9,171	28,165	25,094
Loss on asset disposal and project write-offs	508	713	2,153	955
Operating (loss) income	(3,642)	50,636	138,822	131,543
Other (expense) income:
Interest expense, net	(7,205)	(7,587)	(22,450)	(22,894)
Other income, net	105	23	303	279
(Loss) Income before income taxes	(10,742)	43,072	116,675	108,928
Income taxes	—	—	—	—
Net (loss) income	$(10,742)	$43,072	$116,675	$108,928

Basic and diluted (loss) earnings per common unit	$(1.02)	$4.08	$11.04	$10.31

Weighted-average common units outstanding:
Basic and Diluted	10,570	10,570	10,570	10,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 6

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(unaudited)

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2025	10,569,637	$265,740	$1	$265,741
Net income	—	49,913	—	49,913
Cash distributions to common unitholders - Affiliates	—	(1,541)	—	(1,541)
Cash distributions to common unitholders - Non-affiliates	—	(2,370)	—	(2,370)
Balance at March 31, 2026	10,569,637	311,742	1	311,743
Net income	—	77,504	—	77,504
Cash distributions to common unitholders - Affiliates	—	(16,657)	—	(16,657)
Cash distributions to common unitholders - Non-affiliates	—	(25,621)	—	(25,621)
Balance at June 30, 2026	10,569,637	346,968	1	346,969
Net loss	—	(10,742)	—	(10,742)
Cash distributions to common unitholders - Affiliates	—	(25,318)	—	(25,318)
Cash distributions to common unitholders - Non-affiliates	—	(38,945)	—	(38,945)
Balance at September 30, 2026	10,569,637	$271,963	$1	$271,964

	Common Units		General Partner Interest	Total Partners’ Capital
(in thousands, except unit data)	Issued	Amount
Balance at December 31, 2024	10,569,637	$293,069	$1	$293,070
Net income	—	27,088	—	27,088
Cash distributions to common unitholders - Affiliates	—	(7,116)	—	(7,116)
Cash distributions to common unitholders - Non-affiliates	—	(11,381)	—	(11,381)
Balance at March 31, 2025	10,569,637	301,660	1	301,661
Net income	—	38,768	—	38,768
Cash distributions to common unitholders - Affiliates	—	(9,411)	—	(9,411)
Cash distributions to common unitholders - Non-affiliates	—	(14,477)	—	(14,477)
Balance at June 30, 2025	10,569,637	316,540	1	316,541
Net income	—	43,072	—	43,072
Cash distributions to common unitholders - Affiliates	—	(16,199)	—	(16,199)
Cash distributions to common unitholders - Non-affiliates	—	(24,916)	—	(24,916)
Balance at September 30, 2025	10,569,637	$318,497	$1	$318,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 7

CVR PARTNERS, LP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$116,675	$108,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,437	58,859
Share-based compensation	7,824	7,570
Other adjustments	3,502	1,512
Changes in working capital:
Accounts receivable	5,177	17,402
Inventories	(1,738)	(5,397)
Prepaid expenses and other current assets	242	(893)
Accounts payable	16,502	(4,020)
Deferred revenue	40,328	(19,662)
Other current liabilities	4,441	6,938
Net cash provided by operating activities	258,390	171,237
Cash flows from investing activities:
Capital expenditures	(64,510)	(27,234)
Return of equity method investment	6,096	5,773
Other investing activities	—	42
Net cash used in investing activities	(58,414)	(21,419)
Cash flows from financing activities:
Cash distributions to common unitholders - Affiliates	(43,516)	(32,726)
Cash distributions to common unitholders - Non-affiliates	(66,936)	(50,774)
Principal payments of finance leases	(576)	(992)
Net cash used in financing activities	(111,028)	(84,492)
Net increase in cash and cash equivalents	88,948	65,326
Cash and cash equivalents, beginning of period	69,243	90,857
Cash and cash equivalents, end of period	$158,191	$156,183
The accompanying notes are an integral part of these condensed consolidated financial statements.

September 30, 2026 | 8

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
Interest Holders
CVR Partners’ common units are listed on the New York Stock Exchange under the symbol “UAN”. As of September 30, 2026, public common unitholders held approximately 60% of the Partnership’s outstanding limited partner interests; CVR Energy, through its subsidiaries, held approximately 37% of the Partnership’s outstanding limited partner interests and 100% of the Partnership’s general partner, CVR GP, LLC (“General Partner”) interest, while Icahn Enterprises L.P. and its other affiliates (“IEP”) held approximately 3% of the outstanding limited partner interests. As of September 30, 2026, IEP owned approximately 71% of the common stock of CVR Energy, and as a result, IEP beneficially owns approximately 40% of the Partnership’s outstanding limited partner interests.
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

September 30, 2026 | 9

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
Recent Accounting Pronouncements - Accounting Standards Issued But Not Yet Implemented
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure for entities that generate, purchase, or receive environmental credits, or that have a regulatory compliance obligation that may be settled with environmental credits. This standard is effective for the Partnership’s annual and interim reporting periods beginning January 1, 2028. Early adoption is permitted. The Partnership is currently evaluating the potential impact of adopting this new accounting guidance.
(3) Inventories
Inventories consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Finished goods	$22,955	$15,841
Raw materials	1,400	1,058
Parts, supplies and other	60,436	65,784
Total inventories	$84,791	$82,683
(4) Property, Plant, and Equipment
Property, plant, and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Machinery and equipment	$1,448,202	$1,440,354
ROU finance lease	25,543	25,543
Buildings and improvements	18,324	18,369
Land and improvements	18,050	15,266
Automotive equipment	16,164	16,279
Construction in progress	95,127	48,370
Other	5,599	3,467
	1,627,009	1,567,648
Less: Accumulated depreciation and amortization	(917,025)	(855,824)
Total property, plant, and equipment, net	$709,984	$711,824
For the three and nine months ended September 30, 2026, depreciation and amortization expense related to property, plant, and equipment was $23.0 million and $64.8 million, respectively, compared to $19.6 million and $57.8 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, capitalized interest was $0.8 million and $2.0 million, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2025, respectively.

September 30, 2026 | 10

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(5) Other Current Liabilities
Other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Personnel accruals	$10,756	$10,948
Accrued interest	9,897	1,481
Share-based compensation	5,428	2,248
Current portion of operating lease liabilities	4,941	4,261
Accrued taxes other than income taxes	1,885	1,948
Current portion of finance lease obligation	847	778
Sales incentives	634	1,245
Other accrued expenses and liabilities	1,229	2,441
Total other current liabilities	$35,617	$25,350
(6) Long-Term Debt and Finance Lease Obligation
Long-term debt and finance lease obligation consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
6.125% Senior Secured Notes, due June 2028 (1)	$550,000	$550,000
Finance lease obligation, net of current portion	20,015	20,645
Unamortized debt issuance costs	(1,121)	(1,577)
Total long-term debt and finance lease obligation, net of current portion	568,894	569,068
Current portion of finance lease obligation	847	778
Total long-term debt and finance lease obligation, including current portion	$569,741	$569,846

(1)The 6.125% Senior Secured Notes, due June 2028 had an estimated fair value of $545.8 million and $551.4 million as of September 30, 2026 and December 31, 2025, respectively. The fair value estimate is a Level 2 measurement, as defined by FASB Accounting Standards Codification Topic 820, Fair Value Measurements, as it was determined by quotations obtained from a broker-dealer who makes a market in these and similar securities.
Credit Agreements

(in thousands)	Total Available Borrowing Capacity	Amount Borrowed as of September 30, 2026	Outstanding Letters of Credit	Available Capacity as of September 30, 2026	Maturity Date
ABL Credit Facility	$45,202	$—	$—	$45,202	September 26, 2028
Covenant Compliance
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2026.

September 30, 2026 | 11

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(7) Revenue
The following table presents the Partnership’s revenue, disaggregated by major products:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Ammonia	$23,186	$25,379	$116,144	$92,621
UAN	101,240	113,960	338,182	309,622
Urea products	7,337	10,470	29,982	30,031
Other revenue (1)	14,389	13,740	44,086	42,699
Total revenue	$146,152	$163,549	$528,394	$474,973

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
As of September 30, 2026, the Partnership had approximately $2.9 million of remaining performance obligations for contracts with an original expected duration of more than one year. The Partnership expects to recognize $0.6 million of these performance obligations as revenue by the end of 2026, $1.4 million in 2027, and $0.9 million in 2028.
Contract Balances
During the nine months ended September 30, 2026 and 2025, the Partnership recognized revenue of $20.9 million and $48.9 million, respectively, that was included in the deferred revenue balances as of December 31, 2025 and December 31, 2024, respectively. Accounts receivable from contracts with customers was $53.1 million and $57.9 million as of September 30, 2026 and December 31, 2025, respectively, including amounts billed to customers for which the related revenue is currently deferred.
(8) Share-Based Compensation
The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2026 and 2025, including expense related to outstanding awards, forfeiture-related reversals, and unit price market fluctuation impacts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Phantom Unit Awards	$2,294	$1,238	$5,024	$3,699
Other Awards (1)	2,175	2,034	2,800	3,871
Total share-based compensation expense	$4,469	$3,272	$7,824	$7,570

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

September 30, 2026 | 12

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(9) Commitments and Contingencies
In the ordinary course of business, the Partnership may become party to lawsuits, administrative proceedings, and governmental investigations, including environmental, regulatory, and other matters. The outcome of these matters cannot always be predicted accurately, but the Partnership accrues liabilities for these matters if the Partnership has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. While there have been no material changes in the Partnership’s commitments and contingencies from those disclosed in the 2025 Form 10-K and in the Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, recent developments are discussed below.
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
Litigation
CRNF Ammonia Release - In August 2026, another lawsuit was filed against CVR Energy, CVR Partners and certain of their subsidiaries alleging personal injury and related damages arising from an October 2025 ammonia release at the Coffeyville Facility (the “2025 Release”), in addition to the multiple consolidated lawsuits currently pending in Texas state court in Fort Bend County relating to the 2025 Release. Discovery and motion practice in these cases is ongoing. As these matters are in their early stages, the Partnership cannot yet determine whether they will have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.
Kansas Environmental Claims - Discovery relating to class certification continues in the lawsuit pending in the U.S. District Court for the District of Kansas against CVR Energy, CVR Partners and certain of their affiliates (collectively, the “Kansas Defendants”) by three residents of Coffeyville, on behalf of themselves and a purported class of similarly situated persons. While this matter is in its early stages, if a class is certified and the matter is ultimately concluded in a manner adverse to the Kansas Defendants, it could have a material adverse effect on the Partnership’s financial position, results of operations, or cash flows.
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

September 30, 2026 | 13

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the operating results and capital expenditures information for the Nitrogen Fertilizer Segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$146,152	$163,549	$528,394	$474,973
Less:
Feedstocks	11,609	13,264	42,761	45,899
Distribution costs	12,687	13,587	40,620	41,684
Other costs of materials (1)	592	(1,461)	(990)	(1,746)
Cost of materials and other	24,888	25,390	82,391	85,837
Less:
Direct operating expenses (exclusive of depreciation and amortization and turnaround expenses)	62,708	56,455	182,507	170,189
Turnaround expenses	26,837	1,226	28,919	2,496
Depreciation and amortization	23,253	19,958	65,437	58,859
Selling, general and administrative expenses	11,600	9,171	28,165	25,094
Interest expense	8,603	9,058	26,143	27,009
Interest income	(1,398)	(1,471)	(3,693)	(4,115)
Other segment items (2)	403	690	1,850	676
Net (loss) income	$(10,742)	$43,072	$116,675	$108,928

Capital expenditures	$34,805	$12,713	$65,889	$29,392

(1)Other costs of materials includes changes in inventory and lease expense.
(2)Other segment items includes loss on asset disposal and other expense (income).
(11) Supplemental Cash Flow Information
Cash flows related to interest, income taxes, leases, and capital expenditures included in accounts payable are as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosures:
Cash paid for interest	$19,179	$19,120
Cash paid for income taxes, net of refunds	42	41
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,386	3,986
Operating cash flows from finance leases	1,853	1,688
Financing cash flows from finance leases	576	992
Noncash investing and financing activities:
Change in capital expenditures included in accounts payable	1,379	2,158

September 30, 2026 | 14

CVR PARTNERS, LP AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(12) Related Party Transactions
Activity associated with the Partnership’s related party arrangements for the three and nine months ended September 30, 2026 and 2025 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Sales to related parties: (1)
CVR Energy subsidiary	$2	$86	$428	$1,140
CVRP JV	591	636	1,855	1,923
Expenses from related parties: (2)
CVR Energy subsidiary	5,202	3,037	14,898	8,927
CVR Services, LLC	9,580	8,469	23,329	22,611

	September 30, 2026	December 31, 2025
Due to related parties (3)	$4,887	$3,784

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
The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Public unitholders	$38,945	$24,916	$66,936	$50,774
IEP	1,655	1,059	2,845	1,979
CVR Energy	23,663	15,140	40,671	30,747
Total distributions paid	$64,263	$41,115	$110,452	$83,500

Distributions per common unit (1)	$6.08	$3.89	$10.45	$7.90

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the third quarter of 2026, the Partnership, upon approval by the Board on November 3, 2026, declared a distribution of $1.79 per common unit, or approximately $18.9 million, which is payable November 23, 2026 to unitholders of record as of November 16, 2026. Of this amount, CVR Energy and IEP will receive approximately $7.0 million and $0.5 million, respectively, with the remaining amount payable to public unitholders.

September 30, 2026 | 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations, and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and with the statistical information and financial data included elsewhere in this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 18, 2026 (the “2025 Form 10-K”). Results of operations and cash flows for the three and nine months ended September 30, 2026 are not necessarily indicative of results of operations and cash flows to be attained for any other period. See “Important Information Regarding Forward-Looking Statements”.
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
Strategy and Initiatives
Potential Strategic Transactions
As previously disclosed, Icahn Enterprises L.P. and its affiliates (“IEP”) and CVR Energy are considering potential strategic transactions available to CVR Energy and its subsidiaries and affiliates, which may include the acquisition of additional entities, assets or businesses through negotiated mergers and/or stock or asset purchase agreements, and/or strategic options involving CVR Partners. There is no assurance that any of the aforementioned, previously disclosed, or other transactions will develop or materialize, or if they do, as to their timing. As of September 30, 2026, IEP owns approximately 71% of CVR Energy’s total outstanding common stock and approximately 3% of the total outstanding common units of CVR Partners. As of September 30, 2026, CVR Energy, through its subsidiaries, held approximately 37% of CVR Partners’ outstanding common units and 100% of CVR Partners’ general partner interests.
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
•The East Dubuque Facility’s planned turnaround was completed in mid-October 2026 (the “2026 Turnaround”), consisting of upgrades to its water systems and completion of the brownfield ammonia expansion project, which is expected to increase production capacity by approximately 5%. EDNF’s ability to sustainably operate at the increased capacity level is expected to be tested during the fourth quarter of 2026.

September 30, 2026 | 16

•Based on engineering studies completed in 2025, the Coffeyville Facility has the potential to utilize natural gas as an alternative feedstock in conjunction with pet coke in the production of nitrogen fertilizer. We are in the final phases of completing detailed engineering, cost estimates, and has submitted a permit application to the state environmental agency. With approval by the board of directors of our General Partner (the “Board”), we expect to proceed with construction in 2028. If completed, these initiatives would make the Coffeyville Facility the only nitrogen fertilizer facility in the United States with dual feedstock flexibility, providing management with the ability to choose the optimal mix of natural gas and third-party pet coke depending on prevailing prices.
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
General Business Environment
Geopolitical Matters
•The conflicts and tensions in the Middle East have resulted in significant disruptions to fertilizer production facilities in the region, as well as to global energy and fertilizer supply chains. These conflicts have disrupted key trade routes, tightened global supply of certain commodities, and increased energy costs. Hostilities and restrictions on shipping through the Strait of Hormuz continued during the third quarter, and transit volumes remained significantly below pre-war levels. These disruptions have contributed to elevated and volatile fertilizer prices, and we believe they could continue to do so. The duration, geographic scope, and ultimate severity of these disruptions and any further impacts on the global and fertilizer markets remain highly uncertain, and we cannot predict whether or when any stabilization in market conditions will occur or be sustained.
•The ongoing Russia-Ukraine war and related geopolitical developments have disrupted, and could further disrupt, the production and trade of fertilizer, grains, and feedstock through various means, such as trade restrictions, sanctions or transportation bottlenecks. The ultimate impacts of these conflicts, including any escalation, de-escalation, or resolution, may materially affect our business, operations, cash flows, and access to capital.
•Actual and potential tariffs imposed by the U.S. on imports of nitrogen fertilizers have also contributed to higher fertilizer prices in the U.S. Changes, and proposed changes, to the U.S. global trade policy, together with related judicial, regulatory and administrative developments, as well as renewed trade tensions and related international retaliatory measures, have continued to influence global markets and impact short- and long-term economic conditions in the U.S. and around the globe, including concerns over inflation, recession, and slowing growth. The Partnership continues to monitor these developments and may experience variability in margins depending on the duration and severity of these market disruptions.
•Damage to liquid natural gas (“LNG”) production facilities and constrained LNG trade flows through the Middle East have contributed to higher natural gas prices in Europe, impacting competitiveness of European fertilizer facilities. Meanwhile, the abundance of natural gas supply available in the U.S. continues to keep domestic prices subdued, providing a sustained cost advantage for U.S. fertilizer facilities.

September 30, 2026 | 17

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
◦The EPA has issued a nationwide emergency waiver of the Reid Vapor Pressure specification during the summer of 2026, increasing flexibility in gasoline blending during the summer driving season. In May 2026, H.R. 1346 aimed at permanently allowing year-round, nationwide E15 (gasoline blended with 15% ethanol), among other actions, was passed by the U.S. House of Representatives and remains pending in the U.S. Senate, together with other related legislation. If enacted, year-round, nationwide E15 could support fertilizer demand.
◦Provisions of the Section 45Z Clean Fuel Production Credit exclude imports of renewable fuels and imported feedstocks used to produce renewable fuels in the United States, which we expect to support demand for domestic corn and soybean oil feedstocks. The U.S. Department of Treasury and Internal Revenue Service issued proposed regulations in February 2026, and final regulations are targeted for release in November 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(percent of capacity utilization)	2026	2025	2026	2025
Ammonia utilization rate	80%	95%	94%	96%
On a consolidated basis, for the three months ended September 30, 2026 as compared to September 30, 2025, utilization decreased 15% primarily due to the 2026 Turnaround and other minor unplanned outages at the Facilities during the third quarter of 2026. For the nine months ended September 30, 2026 as compared to September 30, 2025, utilization decreased 2% primarily due to the aforementioned 2026 Turnaround, partially offset by the impact of control systems upgrades at the East Dubuque Facility and other minor unplanned outages at the Facilities during 2025.

September 30, 2026 | 18

Sales Volume and Pricing per Ton - Two of our key operating metrics are total sales volumes for ammonia and UAN, along with the product pricing per ton realized at the gate which represents net sales less freight revenue divided by product sales volume in tons and is shown in order to provide a pricing measure comparable across the fertilizer industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated sales volumes (thousands of tons)
Ammonia	36	48	164	165
UAN	327	328	971	1,009

Consolidated product pricing at gate (dollars per ton)
Ammonia	$637	$531	$710	$561
UAN	309	348	348	307
For the three months ended September 30, 2026, ammonia sales volumes decreased by 25% due to lower ammonia production as a result of the 2026 Turnaround. For the nine months ended September 30, 2026, UAN sales volumes decreased by 4% due to lower consumer demand in the first half of 2026 as a result of the higher prices for UAN relative to other comparable fertilizer products.
For the three months ended September 30, 2026, ammonia sales prices increased by 20% due to strong fall demand and limited supply in the domestic inland ammonia market, combined with changes in market conditions described below, while UAN sales prices decreased by 11% due to lower market prices following the reset of UAN prices with the summer fill program in July 2026. For the nine months ended September 30, 2026, ammonia and UAN sales prices increased by 27% and 13%, respectively. These increases were primarily due to changes in market conditions, driven by a combination of tight inventory levels as a result of the conflicts and tensions in the Middle East along with domestic and international production outages, logistics constraints, and other impacts that reduced global supply of nitrogen fertilizers.
Production Volumes - Gross tons of ammonia represent the total ammonia produced, including ammonia produced that was upgraded into other fertilizer products. Net tons available for sale represents the ammonia available for sale that was not upgraded into other fertilizer products. These metrics are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of tons)	2026	2025	2026	2025
Ammonia—gross produced	175	208	609	621
Ammonia—net available for sale	46	59	179	181
UAN	294	337	971	1,005
Feedstock - Our Coffeyville Facility utilizes a pet coke gasification process to produce nitrogen fertilizer. Our East Dubuque Facility uses natural gas in its production of ammonia. These feedstocks for the Facilities are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Petroleum coke used in production (thousands of tons)	133	134	407	394
Petroleum coke used in production (dollars per ton)	$45.50	$44.58	$41.38	$47.86
Natural gas used in production (thousands of MMBtus) (1)	1,376	2,114	5,505	6,171
Natural gas used in production (dollars per MMBtu) (1)	$3.09	$3.18	$3.89	$3.72

(1)The feedstock natural gas shown above does not include natural gas used for fuel, which is included in Direct operating expenses (exclusive of depreciation and amortization).

September 30, 2026 | 19

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
Weather continues to be a critical variable for crop production. Even with escalating prices for nitrogen fertilizer, demand was strong for the spring 2026 planting season, primarily due to elevated grain prices and favorable weather conditions for planting. With high planted acres and above-trendline yields per acre for corn in the United States in 2025, global inventory levels for corn remain above historical 10-year averages, but prices have risen in 2026 on expectations of lower carryout inventory levels compared to 2025. While soybean production declined slightly due to fewer planted acres in 2025, yields were above historical levels, and pricing has increased in the United States due in part to increased biofuel blending obligations set by the EPA increasing demand for soybean oil used in the production of biodiesel and renewable diesel.
The United States Department of Agriculture (“USDA”) estimates that in spring 2026 farmers planted 2.0% fewer corn acres and 7.0% more soybean acres compared to 2025. The combined estimated corn and soybean planted acres of 183.6 million in 2026 represents a 2.1% increase compared to the acreage planted in 2025. Due to the relative grain prices of corn versus soybeans, economics slightly favor planting corn compared to soybeans in 2026. Inventory levels of corn and soybeans are expected to be higher in 2026 but supportive of grain prices through the fall 2026 harvest.
The charts below show the corn-soybean rotational planting cycle and average fuel ethanol production volumes in the U.S.:

Corn and Soybean Planted Acres (1)	U.S. Plant Production of Fuel Ethanol (2)

1,150
1,100
1,050
1,000
950
Barrels per day
(in thousands)
1,058
2024
2025
2026
Fuel Ethanol

(1)Information used within this chart was obtained from the USDA, National Agricultural Statistics Services as of September 30, 2026.
(2)Information used within this chart was obtained from the U.S. Energy Information Administration (“EIA”) through September 30, 2026.

September 30, 2026 | 20

Given the current geopolitical events, we believe the structural shortage of natural gas in Europe will continue to be a source of volatility through at least 2027. Pet coke prices have fallen in the nine months ended September 30, 2026 compared to the same period in 2025, although prices increased slightly in the third quarter of 2026 compared to the third quarter of 2025. Pet coke prices are largely contractually set for 2026.
The charts below show relevant market indicators by month through September 30, 2026:

Ammonia and UAN Market Pricing (1)

Natural Gas Market Pricing (1)	Pet Coke Market Pricing (1)

Natural Gas ($ per MMBtu)
8
7
6
5
4
3
2
1
2024
2025
2026
$2.95

Pet Coke ($ per ton)
100
80
60
$58.97
2024
2025
2026

(1)Information used within these charts was obtained from various third-party sources, including Green Markets (a Bloomberg Company), Pace Petroleum Coke Quarterly, and the EIA, among others.

September 30, 2026 | 21

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$146,152	$163,549	$528,394	$474,973
Less:
Cost of materials and other	24,888	25,390	82,391	85,837
Direct operating expenses	89,545	57,681	211,426	172,685
Depreciation and amortization	23,253	19,958	65,437	58,859
Selling, general and administrative expenses	11,600	9,171	28,165	25,094
Loss on asset disposals	508	713	2,153	955
Operating (loss) income	$(3,642)	$50,636	$138,822	$131,543

Net (loss) income	$(10,742)	$43,072	$116,675	$108,928

EBITDA (1)	$19,716	$70,617	$204,562	$190,681

(1)See “Non-GAAP Reconciliations” section below for reconciliations of the non-GAAP measures shown above.
Overview - For the three months ended September 30, 2026, the Partnership incurred an operating loss and net loss compared to operating income and net income for the three months ended September 30, 2025 resulting in a variance of $54.3 million and $53.8 million, respectively. These variances resulted from higher direct operating expenses, primarily associated with the 2026 Turnaround, and lower revenues which were due primarily to the decrease in UAN sales prices and ammonia sales volumes. For the nine months ended September 30, 2026, the Partnership’s operating income and net income increased $7.3 million and $7.7 million, respectively, compared to the nine months ended September 30, 2025. These increases resulted from higher revenues which were due primarily to the increases in UAN and ammonia sales prices, partially offset by higher direct operating expenses primarily associated with the 2026 Turnaround and lower UAN sales volumes. See further discussions of these changes in “—Sales Volume and Pricing per Ton” above and “—Direct Operating Expenses (exclusive of depreciation and amortization)” below.
Net Sales - The $17.4 million decrease for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to unfavorable UAN sales prices and lower ammonia sales volumes reducing revenue by $18.7 million, partially offset by favorable ammonia sales prices contributing $3.9 million in higher revenue.
The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

(in thousands)	Price Variance	Volume Variance
UAN	$(12,651)	$(69)
Ammonia	3,850	(6,043)
UAN and ammonia sales price variances were unfavorable and favorable, respectively, primarily due to the aforementioned market conditions discussed in “—Sales Volume and Pricing per Ton” above.
The $53.4 million increase for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to favorable UAN and ammonia sales prices contributing $64.7 million in higher revenue, partially offset by lower UAN sales volumes reducing revenue by $11.8 million.

September 30, 2026 | 22

The following table demonstrates the impact of changes in sales volumes and pricing for the primary components of net sales, excluding urea products, freight, and other revenue, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

(in thousands)	Price Variance	Volume Variance
UAN	$40,315	$(11,756)
Ammonia	24,383	(860)
Ammonia and UAN sales price variances were favorable primarily due to the aforementioned improved pricing and inventory conditions discussed in “—Sales Volume and Pricing per Ton” above.
Cost of Materials and Other - The $0.5 million decrease and $3.4 million decrease for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 were driven primarily by lower natural gas feedstock volumes as a result of the 2026 Turnaround and decreased distribution costs, combined with decreased petroleum coke prices for the nine months ended September 30, 2026. These decreases were partially offset by unfavorable changes in inventory adjustments due to a draw of UAN inventory in the current three-month period compared to a build of inventory in the prior-year period and a smaller build of inventory in the current nine-month period, as well as higher petroleum coke prices for the three months ended September 30, 2026 and increased natural gas feedstock prices for the nine months ended September 30, 2026 compared to the respective prior-year periods.
Direct Operating Expenses (exclusive of depreciation and amortization) - The $31.9 million increase and $38.7 million increase for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 were primarily a result of the 2026 Turnaround, increased personnel costs, along with higher catalyst and chemical costs. For the three months ended September 30, 2026, these increases were also driven by the aforementioned unfavorable inventory impacts, partially offset by decreased utility costs as a result of lower electricity and natural gas consumption. For the nine months ended September 30, 2026, these increases were also driven primarily by increased repairs and maintenance costs.
Depreciation and Amortization Expense - The $3.3 million increase and $6.6 million increase for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 were primarily due to new capital projects placed into service during the planned turnaround at the Coffeyville Facility during the fourth quarter of 2025, as well as increased depreciation on assets scheduled for retirement during the 2026 Turnaround.
Selling, General and Administrative Expenses - The $2.4 million increase and $3.1 million increase for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 were primarily due to increased legal expenses.

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
The following are non-GAAP measures we present for the periods ended September 30, 2026 and 2025:
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

September 30, 2026 | 23

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
Factors Affecting Comparability of Our Financial Results

Our results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future due to expenses incurred as part of planned turnarounds. We incurred turnaround expenses of $26.8 million and $1.2 million during the three months ended September 30, 2026 and 2025, respectively, and $28.9 million and $2.5 million during the nine months ended September 30, 2026 and 2025, respectively.
Non-GAAP Reconciliations
Reconciliation of Net (Loss) Income to EBITDA, Adjusted EBITDA and Available Cash for Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(10,742)	$43,072	$116,675	$108,928
Interest expense, net	7,205	7,587	22,450	22,894
Depreciation and amortization	23,253	19,958	65,437	58,859
EBITDA and Adjusted EBITDA	19,716	70,617	204,562	190,681
Adjustments (Reserves)/Releases:
Accrued interest expense (excluding capitalized interest)	(9,104)	(9,192)	(27,317)	(27,215)
Future operating needs (1)	20,000	6,000	—	(2,000)
Capital expenditures and investments (2)	(33,324)	(15,312)	(71,308)	(40,920)
Turnaround expenditures, net (3)	22,237	(8,974)	18,069	(14,104)
Equity method investment (4)	(636)	(699)	1,349	1,024
Available Cash for Distribution (5)	$18,889	$42,440	$125,355	$107,466

Common units outstanding	10,570	10,570	10,570	10,570

(1)Amount consists of reserves established by management and approved by the Board for potential future cash needs related to nitrogen fertilizer seasonality and feedstock price volatility.
(2)Amount consists of maintenance capital expenditures, including additional reserves for future profit and growth projects and potential investment opportunities, net of any releases of previously reserved funds, of $10.2 million and $30.7 million for the three and nine months ended September 30, 2026, respectively, and $7.9 million and $23.3 million for the three and nine months ended September 30, 2025, respectively.
(3)Amount consists of reserves for periodic, planned turnarounds, net of expenditures incurred in the period.
(4)Amount consists of distributions received by the Partnership adjusted for the amortization of deferred revenue related to the joint venture created to monetize certain tax credits under Section 45Q of the Internal Revenue Code of 1986 (“45Q Transaction”).
(5)Amount represents the cumulative Available Cash for Distribution based on full year results. However, Available Cash for Distribution is calculated quarterly, with distributions (if any) being paid in the following period. The Partnership declared and paid a cash distribution of $0.37, $4.00, and $6.08 per common unit related to the fourth quarter of 2025 and the first and second quarters of 2026, respectively, and declared a cash distribution of $1.79 per common unit related to the third quarter of 2026 to be paid in November 2026.

September 30, 2026 | 24

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
Subject to business needs, contractual limitations, and market conditions, we may pursue financing strategies such as issuing equity or debt securities, incurring additional borrowings, or refinancing existing debt through various means, including open market repurchases, tender offers or privately negotiated transactions. There can be no assurance that any such actions will be undertaken or, if pursued, completed on favorable terms.
The Partnership and its subsidiaries were in compliance with all covenants under their respective debt instruments as of September 30, 2026 and through date of filing, as applicable.
Cash and Other Liquidity
As of September 30, 2026, we had cash and cash equivalents of $158.2 million, and combined with $45.2 million available under our ABL Credit Facility, we had total liquidity of $203.4 million. As of December 31, 2025, we had $69.2 million in cash and cash equivalents and, combined with $47.9 million available under our ABL Credit Facility, we had total liquidity of $117.1 million.
Long-term debt consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
6.125% Senior Secured Notes, due June 2028	$550,000	$550,000
Unamortized debt issuance costs	(1,121)	(1,577)
Total long-term debt	$548,879	$548,423
As of September 30, 2026, the Partnership had outstanding the 6.125% Senior Secured Notes, due June 2028 and the ABL Credit Facility, the proceeds of which may be used to fund working capital, capital expenditures, and for other general corporate purposes. Refer to Part II, Item 8, Note 8 (“Long-Term Debt”) of our 2025 Form 10-K for further information.
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

September 30, 2026 | 25

Our total capital expenditures for the nine months ended September 30, 2026, along with our estimated expenditures for 2026 are as follows:

	Nine Months Ended September 30,	Estimated full year
(in thousands)	2026	2026
Maintenance capital	$40,633	$55,000 - 63,000
Growth capital	25,256	40,000 - 41,000
Total capital expenditures	$65,889	$95,000 - 104,000
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
The 2026 Turnaround commenced in late August 2026 and was completed in mid-October 2026, with a total cost of approximately $37 million. Turnaround costs were expensed as incurred within Direct operating expenses (exclusive of depreciation and amortization), and funded through cash reserves taken during the three years preceding the turnaround.
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

September 30, 2026 | 26

The following table presents quarterly distributions paid by the Partnership to CVR Partners’ unitholders, including amounts paid to CVR Energy and IEP, during 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit data)	2026	2025	2026	2025
Public unitholders	$38,945	$24,916	$66,936	$50,774
IEP	1,655	1,059	2,845	1,979
CVR Energy	23,663	15,140	40,671	30,747
Total distributions paid	$64,263	$41,115	$110,452	$83,500

Distributions per common unit (1)	$6.08	$3.89	$10.45	$7.90

(1)Amount represents the cumulative distributions, calculated quarterly, paid in the respective period.
For the third quarter of 2026, upon approval by the Board on November 3, 2026, the Partnership declared a distribution of $1.79 per common unit, or approximately $18.9 million, which is payable November 23, 2026 to unitholders of record as of November 16, 2026. Of this amount, CVR Energy and IEP will receive approximately $7.0 million and $0.5 million, respectively, with the remaining amount payable to public unitholders.
Cash Flows
The following table sets forth our cash flows for the periods indicated below:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Net cash flow provided by (used in):
Operating activities	$258,390	$171,237	$87,153
Investing activities	(58,414)	(21,419)	(36,995)
Financing activities	(111,028)	(84,492)	(26,536)
Net increase in cash and cash equivalents	$88,948	$65,326	$23,622
Cash Flows from Operating Activities
The change in net cash flows from operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in working capital of $70.6 million and an increase in net income of $7.7 million. The change in working capital was primarily due to favorable changes in deferred revenue resulting from more prepayments received in the current period due to entering into more new contracts with customers, favorable changes in accounts payable due to various capital projects performed during the 2026 Turnaround, and favorable changes to inventory due to increased tonnage of both UAN and ammonia on hand resulting from low year-end 2025 inventory because of a strong fall ammonia season in 2025, partially offset by unfavorable changes in accounts receivable from fewer outstanding prepaid contracts from customers being collected during 2026 compared to 2025.
Cash Flows from Investing Activities
The change in net cash flows from investing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to an increase in capital expenditures of $37.3 million during 2026 from projects completed during the 2026 Turnaround.
Cash Flows from Financing Activities
The change in net cash flows from financing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to an increase in cash distributions paid of $27.0 million in 2026 compared to 2025.

September 30, 2026 | 27

Critical Accounting Estimates
Our critical accounting estimates are disclosed in the “Critical Accounting Estimates” section of our 2025 Form 10-K. No modifications have been made during the three and nine months ended September 30, 2026 to these estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as of and for the three and nine months ended September 30, 2026 as compared to the risks discussed in Part II, Item 7A of our 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Partnership has evaluated, under the direction and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, the Partnership’s Chief Executive Officer and Interim Chief Financial Officer concluded that disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no material changes in the Partnership’s internal control over financial reporting required by Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

September 30, 2026 | 28

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
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the general partner adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description
10.1*Õ	Amendment No. 1 to Master Service Agreement among Coffeyville Resources Refining & Marketing, LLC and Coffeyville Resources Nitrogen Fertilizers, LLC, dated February 19, 2020.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations.
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Vice President, Chief Accounting Officer and Corporate Controller.
32.1†
Section 1350 Certification of President and Chief Executive Officer, Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations, and Vice President, Chief Accounting Officer and Corporate Controller.

101*
The following financial information for CVR Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted Inline XBRL (“Extensible Business Reporting Language”) includes: (1) Condensed Consolidated Balance Sheets (unaudited), (2) Condensed Consolidated Statements of Operations (unaudited), (3) Condensed Consolidated Statements of Partners’ Capital (unaudited), (4) Condensed Consolidated Statements of Cash Flows (unaudited) and (5) the Notes to Condensed Consolidated Financial Statements (unaudited), tagged in detail.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Furnished herewith.
Õ	Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or other similar attachment to the U.S. Securities and Exchange Commission upon request.
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

September 30, 2026 | 29

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

September 30, 2026 | 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVR Partners, LP
	By:	CVR GP, LLC, its general partner

November 3, 2026	By:	/s/ Richard J. Roberts, Jr.
Interim Chief Financial Officer, Vice President - Financial Planning & Analysis and Investor Relations
(Principal Financial Officer)

November 3, 2026	By:	/s/ Jeffrey D. Conaway
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

September 30, 2026 | 31